Form 10-Q
period 2011-09-30
New Mountain Finance Corp
filed 2011-11-14
CIK 1496099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00832

NEW MOUNTAIN FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-2978010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

787 Seventh Avenue
48th Floor
New York, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

(212) 730-0300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s Common Stock, $0.01 par value outstanding as of November 14, 2011 was 10,697,691.

NEW MOUNTAIN FINANCE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

		PAGE

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Statement of Assets and Liabilities as of September 30, 2011 (unaudited)	1

	Statement of Operations for the three months ended September 30, 2011 (unaudited) and from May 19, 2011 (commencement of operations) to September 30, 2011 (unaudited)	2

	Statement of Changes in Net Assets from May 19, 2011 (commencement of operations) to September 30, 2011 (unaudited)	3

	Statement of Cash Flows from May 19, 2011 (commencement of operations) to September 30, 2011 (unaudited)	4

	Notes to the Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
Appendix A	New Mountain Finance Holdings, L.L.C Form 10-Q	A-1

PART II. OTHER INFORMATION		II-1

Item 1.	Legal Proceedings	II-1
Item 1A.	Risk Factors	II-1
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1
Item 3.	Defaults upon Senior Securities	II-1
Item 4.	Reserved	II-1
Item 5.	Other Information	II-1
Item 6.	Exhibits	II-2
	Signatures	II-4

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

New Mountain Finance Corporation

Statement of Assets and Liabilities

September 30, 2011

(unaudited)

Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $144,355,856)	$142,518,067
Total assets	$142,518,067

Net assets
Common stock, par value $0.01 per share 10,697,691 shares issued and outstanding	106,977
Paid in capital in excess of par	144,248,879
Net unrealized (depreciation) appreciation	(1,837,789)
Total net assets	$142,518,067
Number of shares outstanding	10,697,691
Net asset value per share	$13.32

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Operations

(unaudited)

	Three months ended September 30, 2011	From May 19, 2011 (commencement of operations) to September 30, 2011
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$5,141,579	$7,565,172
Other income	71,906	177,827
Total expenses	(1,753,053)	(2,698,438)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	3,460,432	5,044,561

Realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Realized gains on investments	485,301	346,214
Net change in unrealized (depreciation) appreciation of investments	(7,839,038)	(7,458,377)

Realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.	(7,353,737)	(7,112,163)

Total net decrease in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	(3,893,305)	(2,067,602)

Unrealized appreciation (depreciation) in New Mountain Finance Holdings, L.L.C. resulting from public offering price	—	6,220,520

Net (decrease) increase in net assets resulting from operations	$(3,893,305)	$4,152,918

Basic earnings (loss) per share	$(0.36)	$0.39
Weighted average shares of common stock outstanding - basic (See Note 8)	10,697,691	10,697,691
Diluted earnings (loss) per share	$(0.36)	$(0.19)
Weighted average shares of common stock outstanding - diluted (See Note 8)	30,919,629	30,919,629

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Changes in Net Assets

from May 19, 2011 (commencement of operations) to September 30, 2011

(unaudited)

Increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	$5,044,561
Realized gains on investments	346,214
Net change in unrealized (depreciation) appreciation of investments	(7,458,377)
Total net decrease in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	(2,067,602)

Unrealized appreciation (depreciation) in New Mountain Finance Holdings, L.L.C. resulting from public offering price	6,220,520
Total net increase in net assets resulting from operations	4,152,918

Capital transactions
Proceeds from shares sold	129,864,996
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(3,998,597)
Contributions from exchanged shares	18,489,457
Dividends paid	(5,990,707)
Total net increase in net assets resulting from capital transactions	138,365,149

Net increase in net assets	142,518,067
Net assets at beginning of period	—
Net assets at end of period	$142,518,067

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Cash Flows

from May 19, 2011 (commencement of operations) to September 30, 2011

(unaudited)

Cash flows from operating activities:

Net increase in net assets resulting from operations	$4,152,918
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash used in operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(5,044,561)
Total realized and unrealized loss (gain) allocated from New Mountain Finance Holdings, L.L.C.	7,112,163
Unrealized (appreciation) depreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	(6,220,520)
(Increase) decrease in operating assets:
Purchase of investment	(129,864,996)
Distributions from New Mountain Finance Holdings, L.L.C.	5,990,707
Net cash flows used in operating activities	(123,874,289)

Cash flows from financing activities:
Proceeds from shares sold	129,864,996
Dividends paid	(5,990,707)
Net cash flows provided by financing activities	123,874,289
Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at the beginning of the period	—
Cash and cash equivalents at the end of the period	$—

Non-cash financing activities:
New Mountain Guardian Partners, L.P. exchange of Operating Company units for shares	$18,489,457
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	$(3,998,597)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Notes to the Financial Statements

As of September 30, 2011 and for the period from May 19, 2011 (commencement of operations) to September 30, 2011

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

On May 19, 2011, New Mountain Finance priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share.  Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, the Company sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates) in a separate private placement.  New Mountain Finance entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of New Mountain Finance Holdings, L.L.C. (the “Operating Company”), pursuant to which New Mountain Finance was admitted as a member of the Operating Company and acquired from the Operating Company, with the gross proceeds of the IPO and the concurrent private placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of New Mountain Finance’s common stock sold in the IPO and the concurrent private placement).

New Mountain Finance is a holding company with no direct operations of its own, and its only business and sole asset is its ownership of units of the Operating Company.  The Operating Company is externally managed and has elected to be treated as a business development company under the 1940 Act.  As such, the Operating Company is obligated to comply with certain regulatory requirements.  The Operating Company intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.  The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008.  Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital.  In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments.  New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.  In connection with New Mountain Finance’s IPO and through a series of transactions, the Operating Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

This structure was designed to generally prevent New Mountain Finance from being allocated taxable income in respect of unrecognized gains in the Predecessor Entities’ assets, with the result that any distributions made to New Mountain Finance’s stockholders that are attributable to such gains generally will not be treated as taxable dividends.

Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company.  Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”), in exchange for common stock of AIV Holdings.  AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of New Mountain Finance’s common stock on a one-for-one basis.  At September 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of the Operating Company.

The diagram below depicts our current organizational structure.

The Company’s investment objective is to generate current income and capital appreciation through the Operating Company by the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities.  In some cases, the Operating Company’s investments may also include equity interests.  The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

2.                          Summary of Significant Accounting Policies

Basis of accounting — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The Company does not consolidate the Operating Company.  New Mountain Finance applies investment company master-feeder financial statement preparation, as described in Accounting Standards Codification 946, Financial Services — Investment Companies, (“ASC 946”) to its interest in the Operating Company (or the “Master Fund”).  New Mountain Finance observes that it is industry practice to follow the presentation prescribed for a Master Fund-Feeder fund structure in ASC 946 in instances in which a Master Fund is owned by more than one feeder fund and that such presentation provides stockholders of New Mountain Finance with a clearer depiction of its investment in the Master Fund.  The Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing and should be read in conjunction with that of New Mountain Finance.

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

Investments — New Mountain Finance is a holding company with no direct operations of its own, and its sole asset is its ownership in the Operating Company.  New Mountain Finance’s investment in the Operating Company is carried at fair value and represents the pro-rata interest in the net assets of the Operating Company as of the applicable reporting date.  New Mountain Finance values its ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

Cash and cash equivalents — Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.

Revenue, Expenses, and Capital Gains (Losses) — At each quarterly valuation date, the Operating Company’s investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to New Mountain Finance based on its pro-rata interest in the net assets of the Operating Company.  This is recorded on New Mountain Finance’s Statement of Operations.  New Mountain Finance used the proceeds from its IPO and concurrent private placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share).  At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company.  As a result, New Mountain Finance experienced immediate unrealized appreciation on its investment in the Operating Company equal to the difference between the cost of $13.75 per unit and the actual net asset value per unit.  This unrealized appreciation is shown separately on the Statement of Operations of New Mountain Finance.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

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

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income and net capital gains, as defined by the Code.  Since federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.

The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year.

The Company has adopted the Income Taxes topic of the Codification (“ASC 740”).  ASC 740 provides guidance for how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements.  Based on its analysis, the Company has determined that the adoption of ASC 740 did not have a material impact to the Company’s financial statements.

Dividends — Distributions to common stockholders are recorded on the record date as set by the Company’s board of directors.  New Mountain Finance and the Operating Company are required to take certain actions in order to maintain, at all times, a one-to-one ratio between the number of units held by New Mountain Finance and the number of shares of New Mountain Finance’s common stock outstanding.  In addition, in order for New Mountain Finance to pay a dividend or other distribution to holders of its common stock, it must be accompanied by a prior distribution by the Operating Company to all of its unit holders.  The Operating Company intends to make distributions to its unit holders that will be sufficient to enable New Mountain Finance and AIV Holdings to pay quarterly distributions to its stockholders and to obtain and maintain its status as a RIC.  New Mountain

Finance intends to distribute approximately all of its portion of the Operating Company’s adjusted net investment income on a quarterly basis and substantially all of its portion of the Operating Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment in units of the Operating Company.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

New Mountain Finance has adopted a dividend reinvestment plan that provides on behalf of its stockholders for reinvestment of any distributions declared, unless a stockholder elects to receive cash.  Cash distributions reinvested in additional shares of New Mountain Finance’s common stock will be automatically reinvested by New Mountain Finance into additional units of the Operating Company.

New Mountain Finance applies the following in implementing the dividend reinvestment plan.  If the price at which newly issued shares are to be credited to stockholders’ accounts is greater than 110.0% of the last determined net asset value of the shares, New Mountain Finance will use only newly issued shares to implement its dividend reinvestment plan.  Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of New Mountain Finance’s common stock on the New York Stock Exchange (“NYSE”) on the distribution payment date.  Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices.  If New Mountain Finance uses newly issued shares to implement the plan, New Mountain Finance will receive, on a one-for-one basis, additional units of the Operating Company in exchange for cash distributions that are reinvested in shares of New Mountain Finance’s common stock under the dividend reinvestment plan.

If the price at which newly issued shares are to be credited to stockholders’ accounts is less than 110.0% of the last determined net asset value of the shares, New Mountain Finance will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required.  Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.  The number of shares of New Mountain Finance’s common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of New Mountain Finance’s stockholders have been tabulated.

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

3.                          Agreements

On May 19, 2011, New Mountain Finance entered into a joinder agreement with respect to the Amended and Restated Limited Liability Company Agreement, as amended, of the Operating Company pursuant to which New Mountain Finance was admitted as a member of the Operating Company and agreed to acquire from the Operating Company a number of units of the Operating Company equal to the number of shares of common stock outstanding of New Mountain Finance.

The Operating Company entered into an Investment Management Agreement with New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”).  Under the Investment Management Agreement, the Investment Adviser provides investment advisory services to the Operating Company.  For providing these services, the Investment Adviser receives a fee from the Operating Company, consisting of two components — a base management fee and an incentive fee.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

New Mountain Finance, AIV Holdings and the Operating Company have entered into an Administration Agreement, as amended and restated, with New Mountain Finance Administration, L.L.C. (the “Administrator”) under which the Administrator provides administrative services.  The Administrator oversees New Mountain Finance’s, AIV Holdings’ and the Operating Company’s financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of New Mountain Finance’s, AIV Holdings’ and the Operating Company’s expenses, and watches the performance of administrative and professional services rendered by others.  The Operating Company will reimburse the Administrator for New Mountain Finance’s, AIV Holdings’ and the Operating Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to New Mountain Finance, AIV Holdings and the Operating Company under the Administration Agreement, as amended and restated.  During the first year of operations, the Operating Company has capped its direct and indirect expenses under the Administration Agreement, as amended and restated, at $3.0 million.

New Mountain Finance, the Operating Company, AIV Holdings, the Investment Adviser and the Administrator, have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant New Mountain Finance, the Operating Company, AIV Holdings, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the New Mountain and the New Mountain Finance names.  Under the Trademark License Agreement, as amended, subject to certain conditions, New Mountain Finance, the Operating Company, AIV Holdings, the Investment Adviser and the Administrator, will have a right to use the New Mountain and the New Mountain Finance names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Operating Company.  Other than with respect to this limited license, New Mountain Finance, the Operating Company, AIV Holdings, the Investment Adviser and the Administrator, will have no legal right to the New Mountain and the New Mountain Finance names.

4.                          Regulation

New Mountain Finance intends to elect to be treated, and intends to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.  In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year.  The Company, among other things, intends to make and continue to make the requisite distributions to its stockholders, which will generally relieve the Company from United States (“U.S.”) federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).

Additionally, as a business development company, both New Mountain Finance and the Operating Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).

5.                          Related Parties

New Mountain Finance has entered into a number of business relationships with affiliated or related parties, including the following:

•                  Together, New Mountain Finance and AIV Holdings own all the outstanding units of the Operating Company.  As of September 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of the Operating Company.

•                  The Operating Company has entered into an Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

•                  New Mountain Finance, AIV Holdings and the Operating Company have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital.  The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Operating Company, New Mountain Finance and AIV Holdings under the Administration Agreement, as amended and restated.  During the first year of operations, the Operating Company has capped its direct and indirect expenses under the Administration Agreement, as amended and restated, at $3.0 million. See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

•                  New Mountain Finance and the Operating Company have adopted a formal code of ethics that governs the conduct of their respective officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.

•                  New Mountain Finance, the Operating Company, AIV Holdings, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant New Mountain Finance, the Operating Company, AIV Holdings, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name “New Mountain” and “New Mountain Finance”.

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

7.                          Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts:

			Paid in Capital			Total
	Common Stock		in Excess	Dividends	Net Unrealized	Stockholders’
	Shares	Par Amount	of Par	Paid	Appreciation	Equity

Balance at December 31, 2010	—	$—	$—	$	$—	$—

Issuances of common stock in the IPO (1)	7,272,727	72,727	99,927,269	—	—	99,999,996
Issuances of common stock in private placement (2)	2,172,000	21,720	29,843,280	—	—	29,865,000
Issuances of common stock to New Mountain Guardian Partners, L.P. (3)	1,252,964	12,530	18,476,927	—	—	18,489,457
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(3,998,597)	—	—	(3,998,597)
Dividends paid	—	—	—	(5,990,707)	—	(5,990,707)
Net increase in stockholders’ equity resulting from operations	—	—	—	—	4,152,918	4,152,918

Balance at September 30, 2011	10,697,691	$106,977	$144,248,879	$(5,990,707)	$4,152,918	$142,518,067

(1)  On May 19, 2011, New Mountain Finance priced its IPO of 7,272,727 shares of common stock at a public offering price of $13.75 per share.

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

8.                          Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the period May 19, 2011 to September 30, 2011:

	Three months ended	May 19, 2011 (commencement
	September 30, 2011	of operations) to September 30, 2011

Numerator for basic earnings (loss) per share:	$(3,893,305)	$4,152,918
Denominator for basic weighted average share:	10,697,691	10,697,691
Basic earnings (loss) per share:	$(0.36)	$0.39
Numerator for diluted earnings (loss) per share (a):	$(11,252,850)	$(5,975,999)
Denominator for diluted weighted average share (b):	30,919,629	30,919,629
Diluted earnings (loss) per share:	$(0.36)	$(0.19)

(a) Includes full income at the Operating Company for the period.  Does not include unrealized appreciation in the Operating Company resulting from the IPO.

(b) Assumes AIV Holdings exchanges its units in the Operating Company for public shares of New Mountain Finance on May 19, 2011 (see Note 1, Formation and Business Purpose)

9.         Financial Highlights

The following information sets forth the financial highlights for the period May 19, 2011 to September 30, 2011.  The ratios to average net assets have been annualized.

Period Ended
September 30, 2011
Per share data:
Net asset value, beginning of period	$13.50
Net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	0.47
Net realized and unrealized gain (loss)	(0.67)
Total net decrease	(0.20)

Unrealized appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	0.58
Dividends paid	(0.56)

Net asset value, end of period	$13.32

Total Return (a)	(1.70)%

Average net assets for the period	$148,525,653
Ratio to average net assets:
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	4.91%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	9.18%

(a) Total Return is based on the change in market price per share and takes into account dividends paid.

10.      Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which provides clarification about how to measure fair value and improves comparability of fair value measurements presented and disclosed in accordance with GAAP and International Financial Reporting Standards.  The amendments included in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements outlined in ASC 820, as well as includes some instances of changes to particular principles or requirements.  ASU 2011-04 clarifies that (i) the concept of the highest and best use valuation premise applies only to nonfinancial assets, (ii) instruments classified in shareholders’ equity should be valued from the perspective of a market participant that holds that instrument as an asset, (iii) quantitative information should be disclosed about unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy.  ASU 2011-04 changes the guidance in (i) permitting an exception to ASC 820 by allowing an entity to measure the fair value of a group of financial assets and financial liabilities exposed to market and credit risks to be consistent with the entity’s net risk exposures, instead of gross risk, (ii) applying premiums and discounts in a fair value measurement lacking a Level I inputs to be consistent with the ASC 820 requirements of fair value measurement but that applying premiums and discounts in a fair value measurement related to size as a characteristic of the holding rather than as a characteristic of the asset or liability is not permitted, and (iii) requiring additional disclosures about fair value measurements categorized within Level III of the fair value hierarchy, including the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs.  ASU 2011-04 is effective for the interim and annual periods beginning after December 15, 2011.  The Company is currently assessing the impact that adoption of ASU 2011-04 will have on the financial statements.

11.      Subsequent Events

On November 8, 2011, the Company entered into an Administration Agreement, as amended and restated, by and among the Operating Company, New Mountain Finance, AIV Holdings and the Administrator, which added AIV Holdings as a party to, and clarified certain cost and expense allocation provisions in, the Administration Agreement, as amended and restated, as discussed in Note 3, Agreements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

New Mountain Finance Corporation

New York, New York

We have reviewed the accompanying statement of assets and liabilities of New Mountain Finance Corporation (the “Company”) as of September 30, 2011, and the related statements of operations for the three month period ended September 30, 2011 and for the period from May 19, 2011(commencement of operations) to September 30, 2011 and the statements of changes in net assets and cash flows from May 19, 2011 (commencement of operations) to September 30, 2011. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York

November 14, 2011

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in the report.  See “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

•                  the Operating Company’s ability to make investments consistent with its investment objectives, including with respect to the size, nature and terms of our investments;

•                  the ability of New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) or its affiliates to attract and retain highly talented professionals;

•                  actual and potential conflicts of interest with the Investment Adviser and other affiliates of New Mountain Capital Group, L.L.C.;

•                  the impact of New Mountain Finance’s ownership of a minority of the outstanding common membership units of the Operating Company, New Mountain Finance’s only asset; and

•                  other factors, including those discussed in our Registration Statement on Form N-2, filed with the Securities and Exchange Commission on May 16, 2011.

We use words such as “anticipates”, “believes”, “expects”, “intends”, “will”, “should”, “may” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” section in our Registration Statement on Form N-2, filed with the Securities and Exchange Commission on May 16, 2011.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

New Mountain Finance is a Delaware corporation that was originally incorporated on June 29, 2010.  New Mountain Finance is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As such, we are obligated to comply with certain regulatory requirements.  We intend to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with our taxable year ending December 31, 2011.

On May 19, 2011, we priced our initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share.  Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, we sold an additional 2,172,000 shares of our common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates) in a separate private placement.  New Mountain Finance entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company pursuant to which New Mountain Finance was admitted as a member of the Operating Company and acquired from the Operating Company, with the gross proceeds of the IPO and the concurrent private placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of New Mountain Finance’s common stock sold in the IPO and the concurrent private placement).

We are a holding company with no direct operations of our own, and our only business and sole asset is our ownership of units of the Operating Company.  The Operating Company is externally managed and has elected to be treated as a business development company under the 1940 Act.  As such, the Operating Company is obligated to comply with certain regulatory requirements.  The Operating Company intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.  The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008.  Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital.  In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments.  New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.  In connection with the IPO and through a series of transactions, the Operating Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

This structure was designed to generally prevent New Mountain Finance from being allocated taxable income in respect of unrecognized gains in the Predecessor Entities’ assets, with the result that any distributions made to New Mountain Finance’s stockholders that are attributable to such gains generally will not be treated as taxable dividends.

Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company.  Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”), in exchange for common stock of AIV Holdings.  AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of New Mountain Finance’s common stock on a one-for-one basis.  At September 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of the Operating Company.

The diagram below depicts our current organizational structure.

New Mountain Finance’s investment objective is to generate current income and capital appreciation through the Operating Company by the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities.  In some cases, the Operating Company’s investments may also include equity interests.  The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

As of September 30, 2011, the Operating Company’s net asset value was $411.9 million and its portfolio had a fair value of approximately $604.3 million in 50 portfolio companies, with a weighted average Unadjusted and Adjusted Yield to Maturity of approximately 10.9% and 14.0%, respectively.  “Adjusted Yield to Maturity” assumes that the investments in the Operating Company’s portfolio are purchased at fair value on September 30, 2011 and held until their respective maturities with no prepayments or losses and exited at par at maturity.  This calculation excludes the impact of existing leverage, except for the non-recourse debt of New Mountain Finance SPV Funding, L.L.C (“NMF SLF”).  NMF SLF is treated as a fully levered asset of the Operating Company, with NMF SLF’s net asset value being included for yield calculation purposes.  The actual yield to maturity may be higher or lower due to the future selection of LIBOR contracts by the individual companies in the portfolio or other factors.  References to “Unadjusted Yield to Maturity” have the same assumptions as Adjusted Yield to Maturity except that NMF SLF is not treated as a fully levered asset of the Operating Company, but rather the assets themselves are consolidated into the Operating Company.

Recent Developments

On November 8, 2011, New Mountain Finance entered into Amendment No. 1 to the Trademark License Agreement, as amended, by and among New Mountain Capital, L.L.C., the Operating Company, New Mountain Finance, AIV Holdings, the Investment Adviser and the Administrator, which amended the preamble, added “New Mountain Finance” to the definition of “Licensed Mark” and Canada and the European Union to the definition of “Territory”, as such terms are used in the Trademark License Agreement, as amended, added a definition of “Licensed Services”, and added AIV Holdings, the Investment Adviser and the Administrator as parties to the Trademark License Agreement, as amended.

On November 8, 2011, New Mountain Finance entered into an Administration Agreement, as amended and restated, by and among the Operating Company, New Mountain Finance, AIV Holdings and the Administrator, which added AIV Holdings as a party to, and clarified certain cost and expense allocation provisions in, the Administration Agreement, as amended and restated.

On November 8, 2011, New Mountain Finance entered into Amendment No. 1 to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, which clarified certain cost and expense allocation provisions in such agreement.

Dividend

On November 8, 2011, the Operating Company’s board of directors, and subsequently New Mountain Finance’s board of directors, declared a fourth quarter 2011 distribution of $0.30 per unit/share payable on December 30, 2011 to holders of record as of December 15, 2011.

Since New Mountain Finance is a holding company, all distributions on our common stock will be paid from distributions received from the Operating Company.  The Operating Company intends to make distributions to its members that will be sufficient to enable us to pay quarterly distributions to our stockholders and to obtain and maintain our status as a RIC.  The distribution per unit from the Operating Company will equal the dividend per share of New Mountain Finance.  New Mountain Finance intends to distribute approximately all of our portion of the Operating Company’s adjusted net investment income on a quarterly basis and substantially all of our portion of the Operating Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

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

We do not consolidate the Operating Company.  New Mountain Finance applies investment company master-feeder financial statement preparation, as described in Accounting Standards Codification 946, Financial Services — Investment Companies, (“ASC 946”) to our interest in the Operating Company (or the “Master Fund”).  New Mountain Finance believes that it is industry practice to follow the presentation prescribed for a Master Fund-Feeder fund structure in ASC 946 in instances in which a Master Fund is owned by more than one feeder fund and that such presentation provides stockholders of New Mountain Finance with a clearer depiction of our investment in the Master Fund.  The Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing and should be read in conjunction with that of New Mountain Finance.

Valuation of Portfolio Investments

The Operating Company conducts the valuation of its assets, pursuant to which its net asset value and consequently New Mountain Finance’s net asset value is determined, at all times consistent with GAAP and the 1940 Act.

New Mountain Finance is a holding company with no direct operations of our own, and our sole asset is our ownership in the Operating Company.  New Mountain Finance’s investment in the Operating Company is carried at fair value and represents the pro-rata interest in the net assets of the Operating Company as of the applicable reporting date.  The Operating Company values our ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

Revenue Recognition

At each quarterly valuation date, the Operating Company’s investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to New Mountain Finance based on our pro-rata interest in the net assets of the Operating Company.  This is recorded on New Mountain Finance’s Statement of Operations.  New Mountain Finance used the proceeds from the IPO and concurrent private placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share).  At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company.  As a result, we experienced immediate unrealized appreciation on our investment in the Operating Company equal to the difference between the cost of $13.75 per unit and the actual net asset value per unit.  This unrealized appreciation is shown separately on the Statement of Operations of New Mountain Finance.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

All expenses, including those of New Mountain Finance, are paid and recorded by the Operating Company, and allocated to New Mountain Finance based on pro-rata ownership interest.

Results of Operations

As a result of the Master Fund-Feeder fund structure, New Mountain Finance’s results of operations are a function of our pro-rata ownership interest in the Operating Company.  Additionally, New Mountain Finance commenced operations on May 19, 2011 and therefore has no comparative periods of results of operations.  See the Operating Company’s Management Discussion and Analysis of Financial Condition and Results of Operations included in this filing for further details.

Liquidity and Capital Resources

On May 19, 2011, New Mountain Finance priced our IPO of 7,272,727 shares of common stock at a public offering price of $13.75 per share.  Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, we sold an additional 2,172,000 shares of our common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.  New Mountain Finance used the gross proceeds from the IPO and concurrent private placement to acquire units in the Operating Company.

New Mountain Finance’s liquidity is generally expected to be generated through periodic follow-on equity offerings.  The primary use of any funds raised in the future is expected to be for investments in the Operating Company and cash distributions to our stockholders or for other general corporate purposes.

At September 30, 2011, we had no cash and cash equivalents.  Cash used in operating activities from May 19, 2011 (commencement of operations) to September 30, 2011 was approximately $(123.9) million.

The Operating Company’s liquidity is generated and generally available through advances from its revolving credit facilities, from cash flows from operations, investment sales of liquid assets, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and, we expect, through periodic follow-on equity offerings of New Mountain Finance.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company’s board of directors, and subsequently our board of directors, since our IPO:

Date Declared	Record Date	Payment Date	Amount
November 8, 2011	December 15, 2011	December 30, 2011	$0.30
August 10, 2011	September 15, 2011	September 30, 2011	0.29
August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total			$0.86

Tax characteristics of all dividends paid by New Mountain Finance will be reported to stockholders on Form 1099 after the end of the calendar year.  Future quarterly dividends, if any, for both the Operating Company and New Mountain Finance will be determined by the respective board of directors.

Since New Mountain Finance is a holding company, all distributions on our common stock will be paid from distributions received from the Operating Company.  The Operating Company intends to make distributions to its members that will be sufficient to enable

New Mountain Finance to pay quarterly distributions to our stockholders and to obtain and maintain our status as a RIC.  The distribution per unit from the Operating Company will equal the dividend per share of New Mountain Finance.  New Mountain Finance intends to distribute approximately our entire portion of the Operating Company’s adjusted net investment income on a quarterly basis and substantially our entire portion of the Operating Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

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

Related Parties

New Mountain Finance has entered into a number of business relationships with affiliated or related parties, including the following:

•                  Together, New Mountain Finance and AIV Holdings own all the outstanding units of the Operating Company.  As of September 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of the Operating Company.

•                  The Operating Company has entered into an Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

•                  New Mountain Finance, AIV Holdings and the Operating Company have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital.  The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Operating Company, New Mountain Finance and AIV Holdings under the Administration Agreement, as amended and restated.  During the first year of operations, the Operating Company has capped its direct and indirect expenses under the Administration Agreement, as amended and restated, at $3.0 million.  See the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing for further details.

•                  New Mountain Finance and the Operating Company have adopted a formal code of ethics that governs the conduct of their respective officers and directors.  These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.

•                  New Mountain Finance, the Operating Company, AIV Holdings, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant New Mountain Finance, the Operating Company, AIV Holdings, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name “New Mountain” and “New Mountain Finance”.

Concurrently with the IPO, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.

Item 3.            Quantitative and Qualitative Disclosure about Market Risk

See the Quantitative and Qualitative Disclosure about Market Risk in the Operating Company’s Form 10-Q for the quarter ended September 30, 2011 included in this filing.

Item 4.            Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

APPENDIX A

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

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

(212) 730-0300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of the registrant’s common membership units outstanding as of November 14, 2011 was 30,919,629.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members’ Capital

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments at fair value (cost of $606,704,749 and $414,308,823, respectively)	$604,334,414	$441,057,840
Cash and cash equivalents	18,438,567	10,744,082
Interest receivable	6,761,269	3,007,787
Receivable from unsettled securities sold	6,755,000	—
Deferred credit facility costs (net of accumulated amortization of $610,866 and $69,909, respectively)	3,766,729	1,880,120
Deferred offering costs	—	3,528,110
Receivable from affiliate	1,003,530	—
Other assets	521,556	5,842
Total assets	$641,581,065	$460,223,781

Liabilities
SLF Credit Facility	166,606,448	56,936,000
Holdings Credit Facility	57,903,125	59,696,938
Payable for unsettled securities purchased	—	94,462,500
Management fee payable	1,930,140	—
Incentive fee payable	700,610	—
Interest payable	1,229,640	813,192
Payable to affiliates	—	2,531,319
Other liabilities	1,289,898	3,856,571
Total liabilities	229,659,861	218,296,520

Members’ Capital	411,921,204	241,927,261
Total liabilities and members’ capital	$641,581,065	$460,223,781
Outstanding common membership units (a)	30,919,629
Capital per unit (a)	$13.32

(a)          Fund was not unitized as of December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Investment income

Interest income	$14,860,750	$13,598,152	$38,838,944	$30,818,117
Other income	207,831	282,837	557,648	736,771
Total investment income	15,068,581	13,880,989	39,396,592	31,554,888

Expenses

Interest and other credit facility expenses	1,686,113	688,686	4,767,013	1,910,649
Management fee	1,930,140	17,751	2,737,649	53,249
Incentive fee	700,610	—	1,205,003	—
Professional fees (net of reimbursable expenses of $816,530, $0, $946,716 and $0, respectively)	55,138	(78,628)	624,972	114,714
Administrative expenses (net of reimbursable expenses of $218,396, $0, $398,651 and $0, respectively)	314,250	87,858	517,668	284,537
Other general and administrative expenses	380,612	20,668	559,180	62,368
Total expenses	5,066,863	736,335	10,411,485	2,425,517
Net investment income	10,001,718	13,144,654	28,985,107	29,129,371

Realized gains on investments	1,402,671	18,695,670	13,954,834	47,889,272
Net change in unrealized (depreciation) appreciation of investments	(22,657,239)	(13,135,223)	(29,119,352)	(29,539,318)
Net (decrease) increase in capital resulting from operations	$(11,252,850)	$18,705,101	$13,820,589	$47,479,325

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Increase (decrease) in members’ capital resulting from operations:
Net investment income	$28,985,107	$29,129,371
Realized gains on investments	13,954,834	47,889,272
Net change in unrealized (depreciation) appreciation of investments	(29,119,352)	(29,539,318)
Net increase in members’ capital resulting from operations	13,820,589	47,479,325
Distributions	(10,249,155)	(71,570,191)
Contributions	195,294,674	53,549,727
Dividends paid	(17,314,992)	—
Offering costs	(11,557,173)	—
Net increase in members’ capital	169,993,943	29,458,861
Members’ capital at beginning of period	241,927,261	239,440,683
Members’ capital at end of period	$411,921,204	$268,899,544

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net increase in capital resulting from operations	$13,820,589	$47,479,325
Adjustments to reconcile net (increase) decrease in capital resulting from operations to net cash (used in) provided by operating activities:
Realized gains on investments	(13,954,834)	(47,889,272)
Net change in unrealized depreciation (appreciation) of investments	29,119,352	29,539,318
Amortization of purchase discount	(5,048,033)	(13,812,206)
Amortization of deferred credit facility costs	540,957	—
Non-cash interest	(957,171)	(1,231,190)
(Increase) decrease in operating assets:
Purchase of investments	(355,424,928)	(131,240,778)
Proceeds from sales and paydowns of investments	182,264,633	156,845,630
Cash received for purchase of undrawn portion of revolving credit facility	1,260,000	—
Cash paid for sale of undrawn portion of revolving credit facility	—	(1,837,500)
Cash paid for drawn revolver	(535,593)	—
Interest receivable	(3,753,482)	(3,682,468)
Receivable from unsettled securities sold	(6,755,000)	(5,270,124)
Receivable from affiliate	(1,003,530)	—
Other assets	(515,714)	(20,675)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(94,462,500)	(10,394,765)
Management fee payable	1,930,140	—
Incentive fee payable	700,610	—
Interest payable	416,448	87,437
Payable to affiliates	(202,180)	(331,154)
Other liabilities	525,198	268,254
Net cash flows (used in) provided by operating activities	(252,035,038)	18,509,832
Cash flows from financing activities
Contributions	195,294,674	53,549,727
Distributions	(10,249,155)	(71,570,191)
Dividends paid	(17,314,992)	—
Offering costs paid	(11,500,044)	—
Proceeds from Holdings Credit Facility	205,870,450	43,650,495
Repayment of Holdings Credit Facility	(207,664,263)	(38,637,548)
Proceeds from SLF Credit Facility	134,361,800	—
Repayment of SLF Credit Facility	(24,691,352)	—
Deferred credit facility costs paid	(4,377,595)	—
Net cash flows provided by (used in) financing activities	259,729,523	(13,007,517)
Net increase in cash and cash equivalents	7,694,485	5,502,315
Cash and cash equivalents at the beginning of the period	10,744,082	4,110,193
Cash and cash equivalents at the end of the period	$18,438,567	$9,612,508
Supplemental disclosure of cash flow information
Interest paid	$3,025,253	$1,489,461
Non-cash financing activities:
Accrual of offering costs	$57,129	$1,971,635

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

September 30, 2011

(unaudited)

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

United States
Stratus Technologies, Inc.
Information Technology	Ordinary shares (2)	—	—	144,270	$65,123	$44,838
	Preferred shares (2)	—	—	32,830	14,819	10,203
					79,942	55,041	0.01%

Total shares					79,942	55,041	0.01%

United States
Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000	292,851	316,551	0.08%

Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	844	193,850	30,140	0.01%

Total warrants					486,701	346,691	0.09%

United States
Decision Resources, LLC
Business Services	First lien (3)	7.00% (Base Rate + 5.50%)	12/28/2016	$17,865,000	17,623,450	17,686,350
	Second lien (2)	9.50% (Base Rate + 8.00%)	5/7/2018	14,500,000	14,362,809	14,427,500
				32,365,000	31,986,259	32,113,850	7.80%

Meritas Schools Holdings, LLC
Education	First lien (3)	7.50% (Base Rate + 6.00%)	7/29/2017	9,750,000	9,654,742	9,408,750
	Second lien (2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000,000	19,703,975	19,650,000
				29,750,000	29,358,717	29,058,750	7.06%

Lawson Software, Inc. (fka SoftBrands, Inc.)
Software	First lien (3)	6.75% (Base Rate + 5.25%)	7/5/2017	20,000,000	19,227,852	18,983,340
	Subordinated (2)	11.50%	7/15/2018	10,500,000	9,758,283	9,397,500
				30,500,000	28,986,135	28,380,840	6.89%

Managed Health Care Associates, Inc.
Healthcare Services	First lien (2)	3.49% (Base Rate + 3.25%)	8/1/2014	15,467,673	12,720,508	14,926,304
	Second lien (2)	6.74% (Base Rate + 6.50%)	2/1/2015	15,000,000	11,759,149	13,350,000
				30,467,673	24,479,657	28,276,304	6.87%

Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	6.50% (Base Rate + 5.00%)	4/27/2017	12,000,000	11,911,515	11,591,256
	Second lien (2)	9.50% (Base Rate + 8.00%)	10/27/2017	15,000,000	14,859,699	14,400,000
				27,000,000	26,771,214	25,991,256	6.31%

Insight Pharmaceuticals LLC
Healthcare Products	Second lien (2)	13.25% (Base Rate + 11.75%)	8/25/2017	25,000,000	24,008,514	24,000,000	5.83%

Unitek Global Services, Inc.
Business Services	First lien (2)	9.00% (Base Rate + 7.50%)	4/15/2018	19,900,000	19,340,601	19,825,375	4.81%

U.S. Healthworks Holding Company, Inc.
Healthcare Services	Second lien (2)	10.50% (Base Rate + 9.00%)	6/15/2017	20,000,000	19,713,799	19,500,000	4.73%

Learning Care Group (US), Inc.
Education	First lien (2)	12.00%	4/27/2016	17,368,421	17,101,011	16,710,234
	Subordinated (2)	15.00%	6/30/2016	3,044,655	2,851,664	2,748,385
				20,413,076	19,952,675	19,458,619	4.72%

Ipreo Holdings LLC
Information Services	First lien (3)	8.00% (Base Rate + 6.50%)	8/5/2017	18,750,000	18,340,674	17,718,750	4.30%

KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	10.00% (Base Rate + 8.00%)	12/31/2015	17,865,000	17,550,644	17,329,050	4.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

September 30, 2011

(unaudited)

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.25%)	12/21/2017	$17,368,750	$17,129,958	$16,847,688	4.09%

Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.00% (Base Rate + 5.50%)	4/21/2017	16,957,500	16,799,558	16,703,138	4.05%

SonicWALL, Inc.
Software	First lien (3)	8.25% (Base Rate + 6.25%)	1/23/2016	5,519,759	5,532,394	5,492,159
	Second lien (2)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,737,356	9,975,000
				15,519,759	15,269,750	15,467,159	3.75%

Volume Services America, Inc. (Centerplate)
Consumer Services	First lien (2)	10.50% (Base Rate + 8.50%)	9/16/2016	14,850,000	14,497,289	14,757,262	3.58%

MLM Holdings, Inc.
Software	First lien (3)	7.00% (Base Rate + 5.25%)	12/1/2016	14,850,000	14,652,060	14,590,125	3.54%

Pacific Architects and Engineers Incorporated
Federal Services	First lien (3)	7.50% (Base Rate + 6.00%)	4/4/2017	15,000,000	14,719,535	14,475,000	3.51%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,889,987	14,696,646	14,145,488	3.43%

LANDesk Group, Inc.
Software	First lien (3)	7.00% (Base Rate + 5.25%)	3/28/2016	14,250,000	14,000,807	13,982,813	3.39%

SRA International, Inc.
Federal Services	First lien (3)	6.50% (Base Rate + 5.25%)	7/20/2018	15,000,000	14,338,789	13,912,500	3.38%

Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	15,000,000	14,731,215	13,725,000	3.33%

Fibertech Networks, LLC (fka Firefox Merger Sub, LLC)
Telecommunication	First lien (3)	6.75% (Base Rate + 5.00%)	11/30/2016	11,910,000	11,751,903	11,731,350	2.85%

PODS Holding Funding Corp.
Consumer Services	Subordinated (2)	16.64%	12/23/2015	11,664,000	10,277,442	11,664,000	2.83%

Mailsouth, Inc.
Media	First lien (3)	6.75% (Base Rate + 4.99%)	12/14/2016	11,940,000	11,779,280	11,581,800	2.81%

Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,889,250	11,580,000	2.81%

TravelCLICK, Inc. (fka TravelCLICK Acquisition Co.)
Information Services	First lien (3)	6.50% (Base Rate + 5.00%)	3/16/2016	11,430,031	11,225,450	11,087,130	2.69%

Merrill Communications LLC
Business Services	First lien (2)	7.50% (Base Rate + 5.50%)	12/22/2012	11,421,788	10,026,422	11,062,002	2.69%

CHG Companies, Inc.
Healthcare Services	Second lien (2)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,820,654	9,975,000	2.42%

Porex Corporation
Specialty Chemicals and Materials	First lien (3)	6.76% (Base Rate + 5.24%)	3/31/2015	10,000,000	9,860,319	9,850,000	2.39%

Immucor, Inc.
Healthcare Services	First lien (3)	7.25% (Base Rate + 5.75%)	8/19/2018	5,000,000	4,803,215	4,943,750
	Subordinated (2)	11.13%	8/15/2019	5,000,000	4,936,289	4,887,500
				10,000,000	9,739,504	9,831,250	2.39%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

September 30, 2011

(unaudited)

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

Airvana Network Solutions Inc.
Software	First lien (2)	10.00% (Base Rate + 8.00%)	3/25/2015	$9,676,190	$9,506,763	$9,760,857	2.37%

Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,909,344	9,641,670	2.34%

Merge Healthcare Inc.
Healthcare Services	First lien (2)	11.75%	5/1/2015	9,000,000	8,870,249	9,180,000	2.23%

Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,835,218	8,955,000	2.17%

Mach Gen, LLC
Power Generation	Second lien (2)	7.83% (Base Rate + 7.50%)	2/22/2015	11,829,753	9,608,302	7,869,832	1.91%

Research Pharmaceutical Services, Inc.
Healthcare Services	First lien (3)	6.75% (Base Rate + 5.24%)	2/18/2017	7,453,125	7,350,346	7,192,266	1.75%

Surgery Center Holdings, Inc.
Healthcare Services	First lien (3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,965,000	6,932,609	6,581,925	1.60%

Stratus Technologies, Inc.
Information Technology	First lien (2)	12.00%	3/29/2015	6,827,000	6,474,599	6,007,760	1.46%

Alion Science and Technology Corporation
Federal Services	First lien (2)	12.00%	11/1/2014	6,133,884	5,526,935	5,377,372	1.31%

Ozburn-Hessey Holding Company LLC
Logistics	Second lien (2)	10.50% (Base Rate + 8.50%)	10/8/2016	6,000,000	5,887,996	5,280,000	1.28%

Datatel, Inc.
Software	Second lien (2)	8.75% (Base Rate + 7.25%)	2/19/2018	5,000,000	4,976,545	5,025,000	1.22%

Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien (2)	9.00% (Base Rate + 7.50%)	5/24/2019	5,000,000	4,976,041	4,798,440	1.16%

Physiotherapy Associates, Inc. / Benchmark Medical, Inc.
Healthcare Facilities	First lien (2)	7.50% (Base Rate + 4.25%)	6/28/2013	3,792,954	3,232,454	3,755,024	0.91%

LVI Services Inc.
Industrial Services	First lien (2)	9.25% (Base Rate + 7.50%)	3/31/2014	5,130,971	4,995,403	3,732,782	0.91%

Brickman Group Holdings, Inc.
Business Services	First lien (3)	7.25% (Base Rate + 5.50%)	10/14/2016	2,977,500	3,008,919	2,947,725	0.72%

ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien (2)	8.25% (Base Rate + 6.00%)	12/30/2014	4,432,500	4,306,438	1,440,563	0.35%

Education Management LLC
Education	First lien (1), (2) - Undrawn	—	6/1/2012	3,000,000	(1,215,000)	(291,810)	(0.07)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

September 30, 2011

(unaudited)

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

Kronos Incorporated
Software	First lien (1), (2) - Undrawn	—	6/11/2013	$4,198,500	$(629,775)	$(356,873)	(0.09)%

RGIS Services, LLC
Business Services	First lien (1), (2) - Undrawn	—	4/30/2013	5,000,000	(2,850,000)	(431,350)	(0.10)%

Advantage Sales & Marketing Inc.
Business Services	First lien (1), (2) - Undrawn	—	12/17/2015	10,500,000	(1,260,000)	(1,155,000)	(0.28)%

Total United States				$657,979,941	$606,138,106	$603,932,682	146.61%

Total investments					$606,704,749	$604,334,414	146.71%

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2010

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

United States
Stratus Technologies, Inc.
Information Technology	Ordinary shares	—	—	103,050	$47,063	$45,149
	Preferred shares	—	—	23,450	10,710	10,274
					57,773	55,423	0.02%

Total shares					57,773	55,423	0.02%

United States
Alion Science and Technology Corporation
Federal Services	Warrants (3)	—	—	6,000	292,851	283,698	0.12%

Learning Care Group (US), Inc.
Education	Warrants	—	—	845	193,850	193,742	0.08%

Total warrants					486,701	477,440	0.20%

Canada
Trident Exploration Corp. (2)
Energy	First lien (3)	12.50% (Base Rate + 9.50%)	6/30/2014	$4,477,500	4,357,151	4,746,150	1.96%

Total Canada				4,477,500	4,357,151	4,746,150	1.96%

United States
Managed Health Care Associates, Inc.
Healthcare Services	First lien (3)	3.52% (Base Rate + 3.25%)	8/1/2014	22,467,673	17,462,237	20,557,920
	Second lien (3)	6.77% (Base Rate + 6.50%)	2/1/2015	15,000,000	11,227,497	13,200,001
				37,467,673	28,689,734	33,757,921	13.96%

Attachmate Corporation, NetIQ Corporation
Software	Second lien (3)	7.04% (Base Rate + 6.75%)	10/13/2013	22,500,000	17,121,571	22,275,000	9.21%

Learning Care Group (US), Inc.
Education	First lien (3)	12.00%	4/27/2016	17,368,422	17,057,656	17,192,834
	Subordinated	15.00%	6/30/2016	2,832,237	2,610,113	2,630,413
				20,200,659	19,667,769	19,823,247	8.19%

Decision Resources, LLC
Business Services	First lien (4)	7.75% (Base Rate + 4.50%)	12/28/2016	18,000,000	17,730,000	17,820,001	7.37%

KeyPoint Government Solutions, Inc.
Federal Services	First lien (3)	10.00% (Base Rate + 8.00%)	12/31/2015	18,000,000	17,640,000	17,730,000	7.33%

Smile Brands Group, Inc.
Healthcare Services	First lien (4)	7.50% (Base Rate + 4.25%)	12/21/2017	17,500,000	17,237,500	17,390,625	7.19%

Volume Services America, Inc. (Centerplate)
Consumer Services	First lien (3)	10.50% (Base Rate + 8.50%)	9/16/2016	14,962,500	14,527,858	15,056,016	6.22%

MLM Holdings, Inc.
Software	First lien (4)	7.00% (Base Rate + 5.25%)	12/1/2016	14,962,500	14,739,863	14,775,469	6.11%

LANDesk Software, Inc.
Software	First lien (4)	7.00% (Base Rate + 5.25%)	3/28/2016	15,000,000	14,701,917	14,718,750	6.08%

SonicWALL, Inc.
Software	First lien (4)	8.26% (Base Rate + 6.19%)	1/23/2016	4,485,887	4,507,797	4,519,531
	Second lien (3)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,712,391	10,050,000
				14,485,887	14,220,188	14,569,531	6.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2010

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

Virtual Radiologic Corporation
Healthcare Information Technology	First lien (4)	7.75% (Base Rate + 4.50%)	12/22/2016	$14,000,000	$13,790,000	$13,965,000	5.77%

Asurion, LLC
Business Services	First lien (4)	6.75% (Base Rate + 5.25%)	3/31/2015	13,000,000	12,494,497	13,052,234	5.40%

Aspen Dental Management, Inc.
Healthcare Services	First lien (4)	7.72% (Base Rate + 6.00%)	10/6/2016	12,967,500	12,713,475	13,016,128	5.38%

Firefox Merger Sub, LLC (fka Fibertech Networks, LLC)
Telecommunication	First lien (4)	6.75% (Base Rate + 5.00%)	11/30/2016	12,000,000	11,821,633	12,240,000	5.06%

Airvana Network Solutions Inc.
Software	First lien (3)	11.00% (Base Rate + 9.00%)	8/27/2014	11,833,333	11,611,357	11,890,039	4.91%

Mailsouth, Inc.
Media	First lien (4)	7.00% (Base Rate + 3.75%)	12/14/2016	12,000,000	11,820,000	11,880,000	4.91%

Merge Healthcare Inc.
Healthcare Services	First lien (3)	11.75%	5/1/2015	11,000,000	10,808,642	11,770,000	4.87%

Merrill Communications LLC
Business Services	First lien (3)	8.50% (Base Rate + 6.50%)	12/22/2012	11,421,788	9,332,773	11,393,234	4.71%

PODS Holding Funding Corp.
Consumer Services	Subordinated	16.64%	12/23/2015	11,664,000	10,137,299	10,117,351	4.18%

Vertafore, Inc.
Software	Second lien (3)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,901,457	10,106,250	4.18%

CHG Companies, Inc.
Healthcare Services	Second lien (3)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,804,011	9,900,000	4.09%

First Data Corporation
Business Services	First lien (3)	3.01% (Base Rate + 2.75%)	9/24/2014	10,646,143	7,932,011	9,842,273	4.07%

Focus Brands, Inc.
Franchises	First lien (4)	7.25% (Base Rate + 5.50%)	11/5/2016	9,181,818	9,091,224	9,285,114	3.84%

Sunquest Information Systems, Inc.
Healthcare Services	Second lien	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,820,000	9,000,000	3.72%

Mach Gen, LLC
Power Generation	Second lien	7.79% (Base Rate + 7.50%)	2/22/2015	11,145,736	8,580,242	7,803,431	3.23%

SSI Investments II Limited
Education	Subordinated (3)	11.13%	6/1/2018	7,000,000	7,064,923	7,630,000	3.15%

Hyland Software, Inc.
Software	First lien (4)	6.75% (Base Rate + 5.00%)	12/19/2016	7,500,000	7,425,000	7,528,125	3.11%

Wyle Services Corporation
Federal Services	First lien (4)	7.75% (Base Rate + 5.75%)	3/25/2016	7,481,234	7,508,583	7,509,290	3.10%

RGIS Services, LLC
Business Services	First lien (3)	2.80% (Base Rate + 2.50%)	4/30/2014	7,394,480	5,807,941	6,913,839
	First lien (1)	—	4/30/2013	5,000,000	(2,850,000)	(406,350)
				12,394,480	2,957,941	6,507,489	2.69%

Alion Science and Technology Corporation
Federal Services	First lien (3)	12.00%	11/1/2014	6,073,149	5,392,607	6,273,057	2.59%

Kronos Incorporated
Software	First lien (1)	—	6/11/2013	4,198,500	(629,775)	(346,376)
	Second lien (3)	6.05% (Base Rate + 5.75%)	6/11/2015	6,700,000	5,041,455	6,563,206
				10,898,500	4,411,680	6,216,830	2.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2010

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

Bartlett Holdings, Inc.
Industrial Services	First lien (4)	6.75% (Base Rate + 5.00%)	11/23/2016	$6,000,000	$5,940,644	$6,037,500	2.50%

Ozburn-Hessey Holding Company LLC
Logistics	Second lien	10.50% (Base Rate + 8.50%)	10/8/2016	6,000,000	5,874,951	5,985,000	2.47%

Vision Solutions, Inc.
Software	First lien (4)	7.75% (Base Rate + 6.00%)	7/23/2016	5,775,000	5,662,174	5,753,344	2.38%

LVI Services Inc
Industrial Services	First lien (3)	9.25% (Base Rate + 7.50%)	3/31/2014	5,162,883	4,304,472	4,388,450	1.81%

Stratus Technologies, Inc.
Information Technology	First lien	12.00%	3/29/2015	5,000,000	4,796,989	4,225,000	1.75%

ATI Acquisition Company
Education	First lien (3)	8.25% (Base Rate + 5.99%)	12/30/2014	4,455,000	4,304,106	4,076,325	1.68%

Physiotherapy Associates, Inc. / Benchmark Medical, Inc.
Healthcare Facilities	First lien (3)	7.50% (Base Rate + 4.25%)	6/28/2013	3,823,549	3,063,441	3,594,136	1.49%

Brickman Group Holdings, Inc.
Business Services	First lien (4)	7.25% (Base Rate + 5.50%)	10/14/2016	3,000,000	3,035,496	3,042,501	1.26%

Datatel, Inc.
Software	Second lien (3)	10.25% (Base Rate + 8.25%)	12/9/2016	2,000,000	1,964,077	2,042,500	0.84%

Applied Systems, Inc.
Software	Second lien	9.25% (Base Rate + 7.75%)	6/8/2017	2,000,000	1,980,093	2,009,166	0.83%

Education Management LLC
Education	First lien (1)	—	6/1/2012	3,000,000	(1,215,000)	(217,500)	-0.09%

Total United States				$460,503,332	$409,407,198	$435,778,827	180.13%

Total debt investments				$464,980,832	$413,764,349	$440,524,977	182.09%

Total investments					$414,308,823	$441,057,840	182.31%

(1)	Par Value amounts represent the undrawn portion of revolving credit facilities. Cost amounts represent the cash received at settlement date increased for paydowns at par minus the purchase price.

(2)	The company is headquartered in Canada. The debt is issued in United States dollars.

(3)	The Holdings credit facility (formerly known as the Debt Funding Credit Facility) is collateralized by the indicated investments.

(4)	The SLF credit facility is collateralized by the indicated investments.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

September 30, 2011

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

NMF Holdings is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”).  New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations.  The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates).  New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of September 30, 2011.  New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles.  NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008.  Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital.  In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments.  New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

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

On May 19, 2011, New Mountain Finance priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share.  Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.

New Mountain Finance is a holding company with no direct operations of its own, and its sole asset is its ownership in NMF Holdings.  New Mountain Finance entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, pursuant to which New Mountain Finance was admitted as a member of NMF Holdings and acquired from NMF Holdings, with the gross proceeds of the IPO and the concurrent private placement, common membership units (“units”) of NMF Holdings (the number of units are equal to the number of shares of New Mountain Finance’s common stock sold in the IPO and the concurrent private placement).  In connection with New Mountain Finance’s IPO and through a series of transactions, the Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

Guardian AIV was the parent of the Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings.  Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”), in exchange for common stock of AIV Holdings.  AIV Holdings has the right to exchange all or any portion of its units in NMF Holdings for shares of New Mountain Finance’s common stock on a one-for-one basis.  As of September 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

The diagram below depicts our current organizational structure.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities.  In some cases, our investments may also include equity interests.  The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

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

Investments — NMF Holdings applies fair value accounting in accordance with GAAP.  Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Investments are reflected on the Consolidated Statements of Assets, Liabilities and Members’ Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations as “Net change in unrealized appreciation (depreciation) of investments” and realizations on portfolio investments reflected in the Consolidated Statements of Operations as “Realized gains (losses) on investments”.

NMF Holdings values its assets on a quarterly basis, or more frequently if required under the 1940 Act.  In all cases, the Company’s Board of Directors is ultimately and solely responsible for determining the fair value of the Company’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where the Company’s portfolio investments require a fair value determination.  Security transactions are accounted for on a trade date basis.  The Company’s quarterly valuation procedures are set forth in more detail below:

(1)   Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from Bloomberg.

(2)   Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a.     Bond quotes are obtained through Interactive Data Corporation.  Analytics are performed by the investment professionals of the Company’s Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used.  If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.     For investments other than bonds, the Company looks at the number of quotes readily available and performs the following:

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

(3)   Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a.     Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

b.     Preliminary valuation conclusions will then be documented and discussed with the Company’s senior management;

c.     If an investment falls into (3) above for four consecutive quarters, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and

d.     Also, when deemed appropriate by the Company’s management, an independent valuation firm may be engaged to review and value investment(s) in a portfolio company, without any preliminary valuation being performed by the Investment Adviser.  The investment professionals of the Investment Adviser will review and validate the value provided.

Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public, the nature of and the realizable value of any collateral, the portfolio company’s earnings, discounted cash flows, the ability to make payments, the markets in which the portfolio company conducts business, and other relevant factors, including available market data such as relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; comparable merger and acquisition transactions; and the principal market and enterprise values.  When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated.  Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of NMF Holdings’ investments may fluctuate from period to period.

See Note 3, Investments, for further discussion relating to investments.

Cash and cash equivalents — Cash and cash equivalents include cash and short-term, highly liquid investments.  The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value.  Generally, these securities have original maturities of three months or less.

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

Income taxes — NMF Holdings intends to be treated as a partnership for federal income tax purposes.  Accordingly, no provision for income taxes has been made in the accompanying financial statements, as the partners are individually responsible for reporting income or loss based on their respective share of the revenues or expenses.  NMF Holdings files United States (“U.S.”) federal, state, and local income tax returns.

NMF Holdings has adopted the Income Taxes topic of the Codification (“ASC 740”).  ASC 740 provides guidance for how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements.  Based on its analysis, NMF Holdings has determined that the adoption of ASC 740 did not have a material impact to the Company’s financial statements.

Dividends — Distributions to common unit holders are recorded on the record date as set by the Company’s board of directors.  The Company and New Mountain Finance are required to take certain actions in order to maintain, at all times, a one-to-one ratio between the number of units held by New Mountain Finance and the number of shares of New Mountain Finance’s common stock outstanding.  In addition, in order for New Mountain Finance to pay a dividend or other distribution to holders of its common stock, it must be accompanied by a prior distribution by NMF Holdings to all of its unit holders.  NMF Holdings intends to make distributions to its unit holders that will be sufficient to enable New Mountain Finance to pay quarterly distributions to its stockholders and to obtain and maintain its status as a RIC.  New Mountain Finance intends to distribute approximately all of its portion of the Company’s adjusted net investment income (see Note 5, Agreements) on a quarterly basis and substantially all of its portion of the Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

New Mountain Finance has adopted a dividend reinvestment plan that provides on behalf of its stockholders for reinvestment of any distributions declared, unless a stockholder elects to receive cash.  Cash distributions reinvested in additional shares of New Mountain Finance’s common stock will be automatically reinvested by New Mountain Finance into additional units of NMF Holdings.

New Mountain Finance applies the following in implementing the dividend reinvestment plan.  If the price at which newly issued shares are to be credited to stockholders’ accounts is greater than 110.0% of the last determined net asset value of the shares, New Mountain Finance will use only newly issued shares to implement its dividend reinvestment plan.  Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of New Mountain Finance’s common stock on the New York Stock Exchange (“NYSE”) on the distribution payment date.  Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices.  If New Mountain Finance uses newly issued shares to implement the plan, New Mountain Finance will receive, on a one-for-one basis, additional units of NMF Holdings in exchange for cash distributions that are reinvested in shares of New Mountain Finance’s common stock under the dividend reinvestment plan.

If the price at which newly issued shares are to be credited to stockholders’ accounts is less than 110.0% of the last determined net asset value of the shares, New Mountain Finance will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required.  Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.  The number of shares of New Mountain Finance’s common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of New Mountain Finance’s stockholders have been tabulated.

Foreign securities — The accounting records of the Company are maintained in U.S. dollars.  Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation.  Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions.  The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held.  Such fluctuations are included with “Net change in unrealized (depreciation) appreciation of investments” and “Realized gains on investments” in the Consolidated Statements of Operations.

Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies.  This movement is beyond the control of the Company and cannot be predicted.

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

3.         Investments

At September 30, 2011 investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$383,534,562	$383,082,855
Second lien	194,779,866	192,152,442
Subordinated	27,823,678	28,697,385
Equity and other	566,643	401,732
Total investments	$606,704,749	$604,334,414

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$65,228,242	$69,161,042
Consumer Services	24,774,731	26,421,262
Education	52,596,680	49,696,262
Federal Services	69,228,312	68,113,611
Healthcare Facilities	3,232,454	3,755,024
Healthcare Information Technology	14,696,646	14,145,488
Healthcare Products	24,008,514	24,000,000
Healthcare Services	112,871,994	116,339,433
Industrial Services	19,726,618	17,457,782
Information Services	29,566,124	28,805,880
Information Technology	6,554,541	6,062,801
Logistics	5,887,996	5,280,000
Media	11,779,280	11,581,800
Power Generation	9,608,302	7,869,832
Software	135,332,093	134,062,847
Specialty Chemicals and Materials	9,860,319	9,850,000
Telecommunication	11,751,903	11,731,350
Total investments	$606,704,749	$604,334,414

At December 31, 2010 investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$303,924,269	$321,212,659
Second lien	90,027,745	98,934,554
Subordinated	19,812,335	20,377,764
Equity and other	544,474	532,863
Total investments	$414,308,823	$441,057,840

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$53,482,718	$61,657,732
Consumer Services	24,665,157	25,173,367
Education	30,015,648	31,505,814
Energy	4,357,151	4,746,150
Federal Services	30,834,041	31,796,045
Franchises	9,091,224	9,285,114
Healthcare Facilities	3,063,441	3,594,136
Healthcare Information Technology	13,790,000	13,965,000
Healthcare Services	88,073,362	94,834,674
Industrial Services	10,245,116	10,425,950
Information Technology	4,854,762	4,280,423
Logistics	5,874,951	5,985,000
Media	11,820,000	11,880,000
Power Generation	8,580,242	7,803,431
Software	103,739,377	111,885,004
Telecommunication	11,821,633	12,240,000
Total investments	$414,308,823	$441,057,840

As of September 30, 2011 and December 31, 2010, there were no assets being accounted for on a non-accrual basis.

As of September 30, 2011 and December 31, 2010, the Company had unfunded commitments on revolving credit facilities of $22,698,500 and $12,198,500, respectively, which are disclosed on the Consolidated Schedules of Investments.

4.         Fair Value

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value.  The hierarchy classifies the inputs used in measuring fair value into three levels as follows:

Level I — Quoted prices (unadjusted) are available in active markets for identical investments and the Company has the ability to access such quotes as of the reporting date.  The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives.  As required by ASC 820, the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

The inputs used to measure fair value may fall into different levels.  In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety.  As such, a Level III fair value measurement may include inputs that are both observable (Levels I and II) and unobservable (Level III).  Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs (Levels II and III) and unobservable inputs (Level III).

The inputs into the determination of fair value require significant judgment or estimation by management and consider factors specific to each investment.  A review of the fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in the reclassification of certain investments within the fair value hierarchy from period to period.  Reclassifications impacting Level III of the fair value hierarchy are reported as transfers in/out of the Level III category as of the beginning of the quarter in which the reclassifications occur.

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2011:

	Total	Level I	Level II	Level III
First lien	$383,082,855	—	$368,607,654	$14,475,201
Second lien	192,152,442	—	168,152,442	24,000,000
Subordinated	28,697,385	—	14,285,000	14,412,385
Equity and other	401,732	—	—	401,732
Total investments	$604,334,414	—	$551,045,096	$53,289,318

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2010:

	Total	Level I	Level II	Level III
First lien	$321,212,659	—	$304,237,325	$16,975,334
Second lien	98,934,554	—	98,934,554	—
Subordinated	20,377,764	—	7,630,000	12,747,764
Equity and other	532,863	—	—	532,863
Total investments	$441,057,840	—	$410,801,879	$30,255,961

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2011, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held at September 30, 2011:

					Equity and
	Total	First Lien	Second Lien	Subordinated	other
Fair value, June 30, 2011	$44,501,997	$30,794,495	$—	$13,231,138	$476,364
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	22,914	(1,083,701)	—	1,181,247	(74,632)
Purchases, including capitalized PIK and revolver fundings	24,000,000	—	24,000,000	—	—
Proceeds from sales and paydowns of investments	(535,593)	(535,593)	—	—	—
Transfer out of Level III (1)	(14,700,000)	(14,700,000)	—	—	—
Fair value, September 30, 2011	$53,289,318	$14,475,201	$24,000,000	$14,412,385	$401,732
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$22,914	$(1,083,701)	$—	$1,181,247	$(74,632)

(1)   Portfolio investments are transferred into and out of Level III at fair value as of the beginning of the quarter in which the reclassifications occur.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2010, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held at September 30, 2010:

				Equity and
	Total	First Lien	Subordinated	other
Fair value, June 30, 2010	$19,989,340	$17,101,778	$2,372,314	$515,248
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	65,120	88,327	(28,773)	5,566
Purchases, including capitalized PIK	8,518,811	16,079	8,444,959	57,773
Fair value, September 30, 2010	$28,573,271	$17,206,184	$10,788,500	$578,587
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$65,120	$88,327	$(28,773)	$5,566

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2011, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held at September 30, 2011:

					Equity and
	Total	First Lien	Second Lien	Subordinated	other
Fair value, December 31, 2010	$30,255,961	$16,975,334	$—	$12,747,764	$532,863
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	811,495	(487,407)	—	1,452,203	(153,301)
Purchases, including capitalized PIK and revolver fundings	38,210,181	13,975,593	24,000,000	212,418	22,170
Proceeds from sales and paydowns of investments	(535,593)	(535,593)	—	—	—
Transfers into Level III (1)	(752,726)	(752,726)	—	—	—
Transfers out of Level III (1)	(14,700,000)	(14,700,000)	—	—	—
Fair value, September 30, 2011	$53,289,318	$14,475,201	$24,000,000	$14,412,385	$401,732
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$811,495	$(487,407)	$—	$1,452,203	$(153,301)

(1)   Portfolio investments are transferred into and out of Level III at fair value as of the beginning of the quarter in which the reclassifications occur.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2010, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held at September 30, 2010:

				Equity and
	Total	First Lien	Subordinated	other
Fair value, December 31, 2009	$—	$—	$—	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	150,729	162,095	(45,479)	34,113
Purchases, including capitalized PIK	28,422,542	17,044,089	10,833,979	544,474
Fair value, September 30, 2010	$28,573,271	$17,206,184	$10,788,500	$578,587
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$150,729	$162,095	$(45,479)	$34,113

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2011 and September 30, 2010.  Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued.  As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III.  The Company invests in revolving credit facilities.  These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

Fair value risk factors — The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation.  Certain events particular to each industry in which the Company’s portfolio companies conduct their operations, as well as general economic and political conditions, may have a significant negative impact on the operations and profitability of the Company’s investments and/or on the fair value of the Company’s investments.  Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries.  These events are beyond the control of the Company and cannot be predicted.  Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets less (i) the borrowings under the SLF Credit Facility (as defined in Note 7, Borrowing Facilities) and (ii) cash and cash equivalents.  The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets, borrowings under the SLF Credit Facility, and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter.

The incentive fee consists of two parts.  The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature.  “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units, but excluding the incentive fee).  Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash.  Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Under GAAP, New Mountain Finance’s IPO did not step-up the cost basis of the Company’s existing investments to fair market value at the IPO date.  Since the total value of the Company’s investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred.  This will remain until such investments are sold or mature in the future.  The Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on our investments as if each investment was purchased at the date of the IPO, or stepped up to fair market value.  This is defined as “Pre-incentive Fee Adjusted Net Investment Income”.  The Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains or losses and unrealized capital depreciation.  This is defined as “Adjusted Realized Capital Gains”, “Adjusted Realized Capital Losses”, and “Adjusted Unrealized Capital Depreciation”.

Pre-Incentive Fee Adjusted Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized), subject to a “catch-up” provision measured as of the end of each calendar quarter.  The hurdle rate is appropriately pro-rated for any partial periods.  The calculation of the Company’s incentive fee with respect to the Pre-Incentive Fee Adjusted Net Investment Income for each quarter is as follows:

•      No incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Adjusted Net Investment Income does not exceed the hurdle rate of 2.0% (the “preferred return” or “hurdle”).

•      100.0% of the Company’s Pre-Incentive Fee Adjusted Net Investment Income with respect to that portion of such Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser.  This portion of the Company’s Pre-Incentive Fee Adjusted Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up”.  The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of the Company’s Pre-Incentive Fee Adjusted Net Investment Income as if a hurdle rate did not apply when the Company’s Pre-Incentive Fee Adjusted Net Investment Income exceeds 2.5% in any calendar quarter.

•      20.0% of the amount of the Company’s Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

The second part will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of the Company’s Adjusted Realized Capital Gains, if any, on a cumulative basis from inception through the end of the each calendar year, computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

In accordance with GAAP, NMF Holdings accrues a hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Depreciation on investments held at the end of each period.  Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and the 1940 Act, and are based on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis.  No accrual was required for the three months ended September 30, 2011 and for the period from May 19, 2011 (effective date of the Investment Management Agreement) to September 30, 2011.

The management fee and incentive fee were $1,930,140 and $700,610 for the three months ended September 30, 2011 and $2,737,649 and $1,205,003 for the period from May 19, 2011 (effective date of the Investment Management Agreement) to September 30, 2011.  The Consolidated Statement of Operations below is adjusted as if step-up in cost basis to fair market value had occurred at the IPO date.  This statement begins on May 19, 2011, the effective date of the Investment Management Agreement.

The following Statement of Operations for the three months ended September 30, 2011 is adjusted to reflect this step-up to fair market value.

			Adjusted
	Three months ended		Three months ended
	to September 30, 2011	Adjustments	to September 30, 2011
Investment income

Interest income	$14,860,750	$(1,189,611)	$13,671,139
Other income	207,831		207,831
Total investment income	15,068,581	(1,189,611)	13,878,970

Total expenses pre-incentive fee	4,366,253		4,366,253

Pre-Incentive Fee Net Investment Income	10,702,328	(1,189,611)	9,512,717

Incentive fee	700,610		700,610

Post-Incentive Fee Net Investment Income	10,001,718	(1,189,611)	8,812,107

Realized gain on investments	1,402,671	(1,396,525)	6,146
Net change in unrealized (depreciation) appreciation of investments	(22,657,239)	2,586,136	(20,071,103)

Net decrease in capital resulting from operations	$(11,252,850)		$(11,252,850)

The following Statement of Operations for the period May 19, 2011 (effective date of the Investment Management Agreement) to September 30, 2011 is adjusted to reflect this step-up to fair market value.

			Adjusted
	Period from May 19, 2011		Period from May 19, 2011
	to September 30, 2011	Adjustments	to September 30, 2011
Investment income

Interest income	$21,865,682	$(1,748,300)	$20,117,382
Other income	513,975		513,975
Total investment income	22,379,657	(1,748,300)	20,631,357

Total expenses pre-incentive fee	6,594,310		6,594,310

Pre-Incentive Fee Net Investment Income	15,785,347	(1,748,300)	14,037,047

Incentive fee	1,205,003		1,205,003

Post-Incentive Fee Net Investment Income	14,580,344	(1,748,300)	12,832,044

Realized gain (loss) on investments	1,000,668	(1,181,204)	(180,536)
Net change in unrealized (depreciation) appreciation of investments	(21,557,011)	2,929,504	(18,627,507)

Net decrease in capital resulting from operations	$(5,975,999)		$(5,975,999)

NMF Holdings, New Mountain Finance, and AIV Holdings have entered into an Administration Agreement, as amended and restated, with New Mountain Finance Administration, L.L.C. (the “Administrator”) under which the Administrator provides administrative services.  The Administrator oversees NMF Holdings’, New Mountain Finance’s and AIV Holdings’ financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of NMF Holdings’, New Mountain Finance’s and AIV Holdings’ expenses, and watches the performance of administrative and professional services rendered by others.  NMF Holdings will reimburse the Administrator for NMF Holdings’, New Mountain Finance’s, and AIV Holdings’ allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to NMF Holdings, New Mountain Finance, and AIV Holdings under the Administration Agreement, as amended and restated.  During the first year of operations, the Company has capped its direct and indirect expenses under the Administration Agreement, as amended and restated, at $3.0 million.

Pursuant to the Administration Agreement, as amended and restated, NMF Holdings incurred $1,345,367 in expenses in excess of the expense cap for the nine months ended September 30, 2011, of which $816,530 was receivable from affiliate as of September 30, 2011.

The Company, New Mountin Finance, AIV Holdings, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant the Company, New Mountain Finance, AIV Holdings, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the New Mountain and the New Mountain Finance names.  Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, New Mountain Finance, AIV Holdings, the Investment Adviser and the Administrator will have a right to use the New Mountain and New Mountain Finance names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company.  Other than with respect to this limited license, the Company, New Mountain Finance, AIV Holdings, the Investment Adviser and the Administrator will have no legal right to the New Mountain or the New Mountain Finance names.

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

•                  NMF Holdings, New Mountain Finance, and AIV Holdings have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital.  The Administrator arranges office space for NMF Holdings, New Mountain Finance, and AIV Holdings and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement, as amended and restated.  NMF Holdings reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to NMF Holdings, New Mountain Finance, and AIV Holdings under the Administration Agreement, as amended and restated, including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs.  During the first year of operations, the Company has capped its direct and indirect expenses under the Administration Agreement, as amended and restated, at $3.0 million.

•                  Together, New Mountain Finance and AIV Holdings own all the outstanding units of the Company.  As of September 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

•                  The Company, New Mountin Finance, AIV Holdings, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant the Company, New Mountain Finance, AIV Holdings, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name “New Mountain” and “New Mountain Finance”.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with NMF Holdings’ investment mandates.  The Investment Adviser and its affiliates may determine that an investment is appropriate for NMF Holdings and for one or more of those other funds.  In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds.  Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the Securities and Exchange Commission and its staff, and consistent with the Investment Adviser’s allocation procedures.

Concurrently with the IPO, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.

7.         Borrowing Facilities

Holdings Credit Facility — The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 21, 2015.  The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160,000,000.  Under the terms of the Holdings Credit Facility, the Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien debt securities or non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association.  The credit facility is collateralized by all of the investments of NMF Holdings on an investment by investment basis.  All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Member’s Capital and charged against income over the life of the Holdings Credit Facility.  The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control.  In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio.  However, the covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

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

The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of LIBOR plus 3.0% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).  Interest expense and non-usage fees were $1,162,756 and $538,464, respectively, for the nine months ended September 30, 2011.  Interest expense and non-usage fees were $1,608,048 and $227,601, respectively, for the nine months ended September 30, 2010. The weighted average interest rate for the nine months ended September 30, 2011 and September 30, 2010 was 3.2% and 3.3%, respectively.  The average debt outstanding for the nine months ended September 30, 2011 and September 30, 2010 was $46,718,994 and $64,764,538, respectively.  The outstanding balance as of September 30, 2011 and December 31, 2010 was $57,903,125 and $59,696,938, respectively.  As of September 30, 2011 and December 31, 2010, the Company was in compliance with all financial and operational covenants required by the credit facilities existing on such dates.

SLF Credit Facility — The Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2015.  Amendments to the Loan and Security Agreement, dated March 9, 2011 and July 15, 2011, increased the facility size from $100.0 million to $150.0 million and $175.0 million, respectively.  The SLF Credit Facility is non-recourse to NMF Holdings and is secured by all assets owned by NMF SLF on an investment by investment basis.  All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Member’s Capital and charged against income over the life of the SLF Credit Facility.  The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control.  The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

The SLF Credit Facility permits borrowings of up to 67.0% of the purchase price of pledged debt securities subject to approval by Wells Fargo Bank, National Association and bears interest at a rate of LIBOR plus 2.25% per annum.  A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).  Interest expense and non-usage fees were $2,305,096 and $82,742, respectively, for the nine months ended September 30, 2011. The weighted average interest rate for the nine months ended September 30, 2011 for the facility was 2.5%.  The average debt outstanding for the nine months ended September 30, 2011 was $123,049,814.  The SLF Credit Facility did not exist during the nine months ended September 30, 2010.  The outstanding balance as of September 30, 2011 and December 31, 2010 was $166,606,448 and $56,936,000, respectively.  As of September 30, 2011 and December 31, 2010, NMF SLF was in compliance with all financial and operational covenants required by the SLF Credit Facility.

8.                          Regulation

As a business development company, NMF Holdings must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).

9.                          Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications.  The Company has unfunded commitments on revolving credit facilities, which are disclosed on the Consolidated Schedules of Investments and in Note 3, Investments.  The Company may from time to time enter into financing commitment letters.  As of September 30, 2011, the Company has entered into commitment letters to purchase debt investments in an aggregate par amount of $45.0 million, which could require funding in the future.   The Company may also enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained.  These commitments are short-term in nature and may expire unfunded.  As of September 30, 2011 and December 31, 2010, the Company had no outstanding bridge financing commitments.  The Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of September 30, 2011. See Note 7, Borrowing Facilities, for details.

10.      Financial Highlights

The following information sets forth the financial highlights for the nine months ended September 30, 2011 and 2010. The ratios to average net assets have been annualized. The total return is not annualized.

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010

Total Return	6.05%	19.94%

Average net assets for the period	$346,162,848	$250,372,804
Ratio to average net assets:
Net investment income	11.16%	15.51%
Total expenses (gross)	4.53%	1.29%
Total expenses (net of reimbursable expenses)	4.01%	1.29%

	May 19, 2011 to
	September 30, 2011 (a)
Per unit data:
Net asset value, May 19, 2011	$14.08
Net investment income	0.47
Net realized and unrealized loss	(0.67)
Dividends paid	(0.56)
Net decrease in net assets resulting from operations	(0.76)

Net asset value, September 30, 2011	$13.32

(a) Data presented from May 19, 2011 forward as the fund became unitized on that date, the IPO date.

11.      Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which provides clarification about how to measure fair value and improves comparability of fair value measurements presented and disclosed in accordance with GAAP and International Financial Reporting Standards. The amendments included in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements outlined in ASC 820, as well as includes some instances of changes to particular principles or requirements.  ASU 2011-04 clarifies that (i) the concept of the highest and best use valuation premise applies only to nonfinancial assets, (ii) instruments classified in shareholders’ equity should be valued from the perspective of a market participant that holds that instrument as an asset, (iii) quantitative information should be disclosed about unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy.  ASU 2011-04 changes the guidance in (i) permitting an exception to ASC 820 by allowing an entity to measure the fair value of a group of financial assets and financial liabilities exposed to market and credit risks to be consistent with the entity’s net risk exposures, instead of gross risk, (ii) applying premiums and discounts in a fair value measurement lacking a Level I inputs to be consistent with the ASC 820 requirements of fair value measurement but that applying premiums and discounts in a fair value measurement related to size as a characteristic of the holding rather than as a characteristic of the asset or liability is not permitted, and (iii) requiring additional disclosures about fair value measurements categorized within Level III of the fair value hierarchy, including the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs.  ASU 2011-04 is effective for the interim and annual periods beginning after December 15, 2011.  The Company is currently assessing the impact that adoption of ASU 2011-04 will have on the financial statements.

12.      Subsequent Events

On October 27, 2011, NMF SLF entered into a fifth amendment to the SLF Credit Facility, which removed the restriction to purchase or sell loans to an affiliate.

On October 27, 2011, NMF Holdings entered into a second amendment to the Holdings Credit Facility, which permitted NMF Holdings to borrow up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association.

On November 8, 2011, the Company entered into an Administration Agreement, as amended and restated, by and among the Company, New Mountain Finance, AIV Holdings and the Administrator, which added AIV Holdings as a party to, and clarified certain cost and expense allocation provisions in, the Administration Agreement, as amended and restated.  See Note 5, Agreements, for further details.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

New Mountain Finance Holdings, L.L.C.

New York, New York

We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Finance Holdings, L.L.C. (the “Company”), including the consolidated schedule of investments as of September 30, 2011, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2011 and September 30, 2010 and the consolidated statements of changes’ in members’ capital and cash flows for the nine month periods ended September 30, 2011 and September 30, 2010. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined statements of assets, liabilities and capital of New Mountain Finance Holdings, L.L.C. (Formerly New Mountain Guardian (Leveraged), L.L.C.), including the combined schedule of investments as of December 31, 2010, and the related combined statements of operations, changes in capital, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011 (March 28, 2011 as to note 12), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities and members’capital, including the consolidated schedule of investments, as of December 31, 2010 is fairly stated, in all material respects, in relation to the combined statement of assets, liabilities, and members’ capital, including the combined schedule of investments, from which it has been derived.

DELOITTE & TOUCHE LLP

New York, New York

November 14, 2011

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in the report.  See “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

•                  actual and potential conflicts of interest with the Investment Adviser and other affiliates of New Mountain Capital Group, L.L.C.; and

•                  other factors, including those discussed in our Registration Statement on Form N-2, filed with the Securities and Exchange Commission on May 16, 2011.

We use words such as “anticipates”, “believes”, “expects”, “intends”, “will”, “should”, “may” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” section in our Registration Statement on Form N-2, filed with the Securities and Exchange Commission on May 16, 2011.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

NMF Holdings is a Delaware limited liability company.  NMF Holdings is externally managed and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As such, we are obligated to comply with certain regulatory requirements.  NMF Holdings intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

NMF Holdings is externally managed by the Investment Adviser.  New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for our operations.  The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates).  New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of September 30, 2011.  New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles.  NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008.  Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital.  In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments.  New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

This structure was designed to generally prevent New Mountain Finance Corporation (“New Mountain Finance”) from being allocated taxable income in respect of unrecognized gains in the Predecessor Entities’ assets, with the result that any distributions made to New Mountain Finance’s stockholders that are attributable to such gains generally will not be treated as taxable dividends.

New Mountain Finance is a Delaware corporation that was originally incorporated on June 29, 2010.  New Mountain Finance is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act.  As such, New Mountain Finance is obligated to comply with certain regulatory requirements.  New Mountain Finance intends to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with it taxable year ending December 31, 2011.

On May 19, 2011, New Mountain Finance priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share.  Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.

New Mountain Finance is a holding company with no direct operations of its own, and its sole asset is its ownership in NMF Holdings.  New Mountain Finance entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, pursuant to which New Mountain Finance was admitted as a member of NMF Holdings and acquired from NMF Holdings, with the gross proceeds of the IPO and the concurrent private placement, common membership units (“units”) of NMF Holdings (the number of units are equal to the number of shares of New Mountain Finance’s common stock sold in the IPO and the concurrent private placement).  In connection with New Mountain Finance’s IPO and through a series of transactions, NMF Holdings owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

Guardian AIV was the parent of NMF Holdings prior to the IPO and as a result of the transactions completed in connection with the IPO obtained units in NMF Holdings.  Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”), in exchange for common stock of AIV Holdings.  AIV Holdings has the right to exchange all or any portion of its units in NMF Holdings for shares of New Mountain Finance’s common stock on a one-for-one basis.  As of September 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

The diagram below depicts our current organizational structure.

NMF Holdings’ investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities.  In some cases, our investments may also include equity interests.  The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

As of September 30, 2011, our net asset value was $411.9 million and our portfolio had a fair value of approximately $604.3 million in 50 portfolio companies, with a weighted average Unadjusted and Adjusted Yield to Maturity of approximately 10.9% and 14.0%, respectively.  “Adjusted Yield to Maturity” assumes that the investments in our portfolio are purchased at fair value on September 30, 2011 and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage, except for the non-recourse debt of New Mountain Finance SPV Funding, L.L.C (“NMF SLF”).  NMF SLF is treated as a fully levered asset of the Company, with NMF SLF’s net asset value being included for yield calculation purposes. The actual yield to maturity may be higher or lower due to the future selection of LIBOR contracts by the individual companies in our portfolio or other factors. References to “Unadjusted Yield to Maturity” have the same assumptions as Adjusted Yield to Maturity except that NMF SLF is not treated as a fully levered asset of the Company, but rather the assets themselves are consolidated into the Company.

Recent Developments

On October 27, 2011, NMF SLF entered into a fifth amendment to the SLF Credit Facility, which removed the restriction to purchase or sell loans to an affiliate.

On October 27, 2011, NMF Holdings entered into a second amendment to the Holdings Credit Facility, which permitted NMF Holdings to borrow up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association.

On November 8, 2011, NMF Holdings entered into Amendment No. 1 to the Trademark License Agreement, as amended, by and among New Mountain Capital, L.L.C., NMF Holdings, New Mountain Finance, AIV Holdings, the Investment Adviser and the

Administrator, which, amended the preamble, added “New Mountain Finance” to the definition of “Licensed Mark” and Canada and the European Union to the definition of “Territory”, as such terms are used in the Trademark License Agreement, as amended, added a definition of “Licensed Services”, and added AIV Holdings, the Investment Adviser and the Administrator as parties to the Trademark License Agreement, as amended.

On November 8, 2011, NMF Holdings entered into an Administration Agreement, as amended and restated, by and among NMF Holdings, New Mountain Finance, AIV Holdings and the Administrator, which added AIV Holdings as a party to, and clarified certain cost and expense allocation provisions in, the Administration Agreement, as amended and restated.

On November 8, 2011, NMF Holdings entered into Amendment No. 1 to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, which clarified certain cost and expense allocation provisions in such agreement.

Dividend

On November 8, 2011, our board of directors, and subsequently New Mountain Finance’s board of directors, declared a fourth quarter 2011 distribution of $0.30 per unit/share payable on December 30, 2011 to holders of record as of December 15, 2011.

Since New Mountain Finance is a holding company, all distributions on its common stock will be paid from distributions received from NMF Holdings.  NMF Holdings intends to make distributions to its unit holders that will be sufficient to enable New Mountain Finance to pay quarterly distributions to its stockholders and to obtain and maintain its status as a RIC. New Mountain Finance intends to distribute approximately all of its portion of our adjusted net investment income (see Results of Operations) on a quarterly basis and substantially all of its portion of our taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

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

Valuation of Portfolio Investments

NMF Holdings conducts the valuation of assets, pursuant to which its net asset value, and, consequently, New Mountain Finance’s net asset value is determined, at all times consistent with GAAP and the 1940 Act.

NMF Holdings’ values its assets on a quarterly basis, or more frequently if required under the 1940 Act.  In all cases, our Board of Directors is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available, and any other situation where our portfolio investments require a fair value determination.  Security transactions are accounted for on a trade date basis.  Our quarterly valuation procedures are set forth in more detail below:

(1)          Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from Bloomberg.

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

(3)          Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a.               Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

b.              Preliminary valuation conclusions will then be documented and discussed with our senior management;

c.               If an investment falls into (3) above for four consecutive quarters, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors.

d.              Also, when deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) in a portfolio company, without any preliminary valuation being performed by the Investment Adviser.  The investment professionals of the Investment Adviser will review and validate the value provided.

Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public, the nature of and the realizable value of any collateral, the portfolio company’s earnings, discounted cash flows, the ability to make payments, the markets in which the portfolio company conducts business, and other relevant factors, including available market data such as relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated.  Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of certain investments may fluctuate from period to period.

GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:

Level I — Quoted prices (unadjusted) are available in active markets for identical investments and NMF Holdings has the ability to access such quotes as of the reporting date.  The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives.  As required by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), NMF Holdings, to the extent that we hold such investments, does not adjust the quoted price for these investments, even in situations where NMF Holdings holds a large position and a sale could reasonably impact the quoted price.

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

The inputs into the determination of fair value require significant judgment or estimation by management.  A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the reclassification of certain investments within the fair value hierarchy from period to period.

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2011:

(in thousands)

	Total	Level I	Level II	Level III
First lien	$383,083	—	$368,608	$14,475
Second lien	192,152	—	168,152	24,000
Subordinated	28,697	—	14,285	14,412
Equity and other	402	—	—	402
Total investments	$604,334	—	$551,045	$53,289

Monitoring of Portfolio Investments

We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis.  We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy.

We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio.  We use a four-level numeric rating scale as follows:

•                  Investment Rating 1 — Investment is performing above expectations;

•                  Investment Rating 2 — Investment is performing in-line with expectations. All new loans are rated 2 when approved;

•                  Investment Rating 3 — Investment is performing below expectations and risk has increased since the original investment; and

•                  Investment Rating 4 — Investment is performing substantially below expectations and risks have increased substantially since the original investment.

As of September 30, 2011, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of one investment.  As of September 30, 2011, ATI Acquisition Company had an Investment Rating of 3 due to the underlying business encountering some regulatory headwinds which, while we believe will ultimately be resolved, have led to the company’s underperformance in the current quarter.  As of September 30, 2011, our investment in ATI Acquisition Company had a cost basis of $4.3 million and a fair value of $1.4 million.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability.  Interest income also includes interest earned from cash on hand.  Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income.  NMF Holdings has loans in the portfolio that contain a payment-in-kind (“PIK”) provision.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, added to the loan principal on the respective capitalization dates, and generally due at maturity.

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

Portfolio and Investment Activity

The fair value of our investments was approximately $604.3 million in 50 portfolio companies at September 30, 2011 and $441.1 million in 43 portfolio companies at December 31, 2010.  For the nine months ended September 30, 2011, NMF Holdings made approximately $354.2 million of new investments in 28 portfolio companies.  For the year ended December 31, 2010, NMF Holdings made approximately $332.7 million of new investments in 34 portfolio companies.

For the nine months ended September 30, 2011, NMF Holdings had approximately $113.6 million in debt repayments in existing portfolio companies and sales of securities in 13 portfolio companies aggregating approximately $68.7 million.  In addition, during the nine months ended September 30, 2011, NMF Holdings had a change in unrealized appreciation on seven portfolio companies totaling approximately $2.3 million, which was offset by a change in unrealized depreciation on 52 portfolio companies totaling approximately $31.4 million. For the year ended December 31, 2010, NMF Holdings had approximately $40.3 million in debt repayments in existing portfolio companies and sales of securities in 16 portfolio companies aggregating approximately $217.9 million.  During the year ended December 31, 2010, NMF Holdings had a change in unrealized appreciation on 36 portfolio companies totaling approximately $13.0 million, which was offset by a change in unrealized depreciation on 18 portfolio companies totaling approximately $53.0 million.

At September 30, 2011, our weighted average Unadjusted and Adjusted Yield to Maturity was approximately 10.9% and 14.0%, respectively.

Results of Operations

Under GAAP, New Mountain Finance’s IPO did not step-up the cost basis of our existing investments to fair market value at the IPO date.  Since the total value of our investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred.  This will remain until such investments are sold or mature in the future.  We track the transferred (or fair market) value of each of our investment as of the time of the IPO and, for purposes of the incentive fee calculation, adjust income as if each investment was purchased at the date of the IPO (or stepped up to fair market value).  The respective “Adjusted Net Investment Income” (as defined in Note 5, Agreements, of the notes to the financial statements included in this report) is used in calculating both the incentive fee and dividend payments.  The below Statement of Operations for the three months ended September 30, 2011 is adjusted to reflect this step-up to fair market value.

(in thousands)

			Adjusted
	Three months ended		Three months ended
	to September 30, 2011	Adjustments	to September 30, 2011
Investment income

Interest income	$14,861	$(1,190)	$13,671
Other income	208		208
Total investment income	15,069	(1,190)	13,879

Total expenses	5,067		5,067

Net Investment Income	10,002	(1,190)	8,812

Realized gain on investments	1,402	(1,396)	6
Net change in unrealized (depreciation) appreciation of investments	(22,657)	2,586	(20,071)

Net decrease in capital resulting from operations	$(11,253)		$(11,253)

For the three months ended September 30, 2011, we had a $1.2 million adjustment to interest income for amortization and a decrease of $1.4 million to realized gains to adjust for the stepped-up cost basis of the transferred investments.  Adjusted Net Investment Income was $8.8 million for the three months ended September 30, 2011.

The following table for the period May 19, 2011 (effective date of the Investment Management Agreement) to September 30, 2011 is adjusted to reflect the step-up to fair market value.

(in thousands)

			Adjusted
	Period from May 19, 2011		Period from May 19, 2011
	to September 30, 2011	Adjustments	to September 30, 2011
Investment income

Interest income	$21,865	$(1,748)	$20,117
Other income	514		514
Total investment income	22,379	(1,748)	20,631

Total expenses	7,799		7,799

Net Investment Income	14,580	(1,748)	12,832

Realized gain (loss) on investments	1,001	(1,182)	(181)
Net change in unrealized (depreciation) appreciation of investments	(21,557)	2,930	(18,627)

Net decrease in capital resulting from operations	$(5,976)		$(5,976)

For the period May 19, 2011 (effective date of the Investment Management Agreement) to September 30, 2011, we had a $1.7 million adjustment to interest income for amortization and a decrease of $1.2 million to realized gains to adjust for the stepped-up cost basis of the transferred investments.  Adjusted Net Investment Income was $12.8 million for the period May 19, 2011 (effective date of the Investment Management Agreement) to September 30, 2011.

Results of Operations for the Quarter Ended September 30, 2011 compared to the Quarter Ended September 30, 2010

Revenue

	Three months ended
	September 30, 2011	September 30, 2010	% Change
	(in thousands)
Interest income	$14,861	$13,598	9%
Other income	208	283	(27)%
Total investment income	$15,069	$13,881

Total investment income increased by $1.2 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  The increase in investment income during the three months ended September 30, 2011 was primarily attributable to larger invested balances, which were mainly driven by the proceeds of the IPO on May 19, 2011 and the formation of NMF SLF.  NMF SLF, formed on October 7, 2010 as our wholly-owned subsidiary, uses cash injected by NMF Holdings and leverage from its revolving credit facility to invest primarily in first lien debt securities.

Operating Expenses

	Three months ended
	September 30, 2011	September 30, 2010	% Change
	(in thousands)
Interest and other credit facility expenses	$1,686	$689	145%

Management fee	1,930	18	NM *

Incentive fee	701	—	N/A

Professional fees	55	(79)	170%

Other expenses	695	108	544%

Total operating expenses	$5,067	$736

*  Not meaningful.

Total operating expenses increased by $4.3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  Interest and other credit facility expenses increased by $1.0 million during the three months ended September 30, 2011.  The credit facility of NMF SLF was originally executed in October 2010 and therefore not outstanding at anytime during the three months ended September 30, 2010.  Costs associated with the closing of the credit facility of NMF SLF are capitalized and charged against income as other credit facility expenses.

Additionally, management fees and incentive fees increased $1.9 million and $0.7 million, respectively, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  As a result of the IPO on May 19, 2011, NMF Holdings pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO.  Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees.  In addition, historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, our historical operating expenses are not comparable to our operating expenses after the completion of the IPO.

Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Realized gains on investments	$1,402	$18,696
Net change in unrealized (depreciation) appreciation of investments	(22,657)	(13,135)
Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$(21,255)	$5,561

The net realized and unrealized gains or losses resulted in a net loss of $21.3 million for the three months ended September 30, 2011 compared to a net gain of $5.6 million for the same period in 2010.  The net loss for the three months ended September 30, 2011 was primarily driven by the overall decline in market prices during the period.  The net gain for the three months ended September 30, 2010 was primarily driven by the sale of investments at values higher than the fair values of the investments at the beginning of the quarter.

Results of Operations for the Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

Revenue

	Nine months ended
	September 30, 2011	September 30, 2010	% Change
	(in thousands)
Interest income	$38,839	$30,818	26%
Other income	558	737	(24)%
Total investment income	$39,397	$31,555

Total investment income increased by $7.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The increase in investment income during the nine months ended September 30, 2011 was primarily attributable to larger and additional invested balances, which were mainly driven by the proceeds of the IPO on May 19, 2011 and the formation of NMF SLF.  NMF SLF, formed on October 7, 2010, uses cash injected by NMF Holdings and leverage from its revolving credit facility to invest primarily in first lien debt securities.  Additionally in 2011, interest income increased due to prepayment premiums associated with the refinancing and early repayment of the debt of multiple portfolio companies.

Operating Expenses

	Nine months ended
	September 30, 2011	September 30, 2010	% Change
	(in thousands)
Interest and other credit facility expenses	$4,767	$1,911	149%

Management fee	2,738	53	NM *

Incentive fee	1,205	—	N/A

Professional fees	625	115	443%

Other expenses	1,076	347	210%

Total operating expenses	$10,411	$2,426

*  Not meaningful.

Total operating expenses increased by $8.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  Interest and other credit facility expenses increased by $2.9 million during the nine months ended September 30, 2011.  The credit facility of NMF SLF was originally executed in October 2010 and therefore not outstanding at anytime during the nine months ended September 30, 2010.  Costs associated with the closing of the credit facility of NMF SLF are capitalized and charged against income as other credit facility expense.

Additionally, management fees and incentive fees increased $2.7 million and $1.2 million, respectively, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  As a result of the IPO on May 19, 2011, NMF Holdings pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO.  Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees.  In addition, historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO.  Accordingly, our historical operating expenses are not comparable to our operating expenses after the completion of the IPO.

Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Nine months ended
	September 30, 2011	September 30, 2010
	(in thousands)
Realized gains on investments	$13,955	$47,889
Net change in unrealized (depreciation) appreciation of investments	(29,119)	(29,539)
Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$(15,164)	$18,350

The net realized and unrealized gains or losses resulted in a net loss of $15.2 million for the nine months ended September 30, 2011 compared to a net gain of $18.4 million for the same period in 2010.  The net loss for the nine months ended September 30, 2011 was primarily driven by the depreciation of our portfolio as a result of the overall decline in market prices.  The net gain during the nine months ended September 30, 2010 was primarily driven by the sharp rise in market prices.  We look at total realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unit holders or for other general corporate purposes.

Guardian AIV and New Mountain Guardian Partners, L.P. contributed a portfolio to NMF Holdings in connection with the IPO of New Mountain Finance, receiving 20,221,938 units of NMF Holdings and 1,252,965 shares of New Mountain Finance, respectively.  On May 19, 2011, New Mountain Finance priced its initial offering of 7,272,727 shares of common stock at a public offering price of $13.75 per share.  Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, the Company sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.  New Mountain Finance used the gross proceeds from the IPO and concurrent private placement to acquire units in NMF Holdings.

NMF Holdings’ liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings of New Mountain Finance.

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of approximately $18.4 and $10.7 million, respectively.  Cash (used in) provided by operating activities for the nine months ended September 30, 2011 and 2010 was approximately $(252.0) million and $18.5 million, respectively.  We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facilities

Holdings Credit Facility — The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 21, 2015.  The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160.0 million.  Under the terms of the Holdings Credit Facility, we are permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien debt securities or non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association.  The credit facility is collateralized by all of the investments of NMF Holdings on an investment by investment basis.  All fees associated with the origination or upsizing of the facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income over the life of the Holdings Credit Facility.  The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control.  In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio.  However, the covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of LIBOR plus 3.0% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).  Interest expense and non-usage fees were $1.2 million and $0.5 million, respectively, for the nine months ended September 30, 2011.  Interest expense and non-usage fees were $1.6 million and $0.2 million, respectively, for the nine months ended September 30, 2010.  The weighted average interest rate for the nine months ended September 30, 2011 and September 30, 2010 was 3.2% and 3.3%, respectively.  The average debt outstanding for the nine months ended September 30, 2011 and September 30, 2010 was $46.7 million and $64.8 million, respectively.  The outstanding balance of Holdings Credit Facility as of September 30, 2011 and December 31, 2010 was $57.9 million and $59.7 million, respectively.  As of September 30, 2011 and December 31, 2010, the Company was in compliance with all financial and operational covenants required by the existing credit facilities.

SLF Credit Facility — The Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2015.  Amendments to the Loan and Security Agreement, dated March 9, 2011 and July 15, 2011, increased the facility size from $100.0 million to $150.0 million and $175.0 million, respectively.  The loan is non-recourse to NMF Holdings and secured by all assets owned by the borrower on an investment by investment basis.  All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income over the life of the SLF Credit Facility.  The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control.  The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

The SLF Credit Facility permits borrowings of up to 67.0% of the purchase price of pledged debt securities subject to approval by Wells Fargo Bank, National Association and bears interest at a rate of LIBOR plus 2.25% per annum.  A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).  Interest expense and non-usage fees were $2.3 million and $0.1 million, respectively, for the nine months ended September 30, 2011.  The weighted average interest rate for the nine months ended September 30, 2011 for the facility was 2.5%.  The average debt outstanding for the nine months ended September 30, 2011 was $123.0 million.  The SLF Credit Facility did not exist during the nine months ended September 30, 2010.  The outstanding balance as of September 30, 2011 and December 31, 2010 was $166.6 million and $56.9 million, respectively.  As of September 30, 2011 and December 31, 2010, NMF SLF was in compliance with all financial and operational covenants required by the existing credit facilities.

Off-Balance Sheet Arrangements

NMF Holdings may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies.  These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.  As of September 30, 2011 and December 31, 2010, NMF Holdings had outstanding commitments to third parties to fund investments totaling $22.7 million and $12.2 million, respectively, under various undrawn revolving credit and other credit facilities.

NMF Holdings may from time to time enter into financing commitment letters or bridge financing commitments.  As of September 30, 2011, we entered into commitment letters to purchase debt investments in an aggregate par amount of $45.0 million, which could require funding in the future.

Borrowings

Borrowings of $57.9 million and $59.7 million were outstanding as of September 30, 2011 and December 31, 2010, respectively, under the Holdings Credit Facility.  Borrowings of $166.6 million and $56.9 million were outstanding as of September 30, 2011 and December 31, 2010, respectively, under the SLF Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2011 is as follows:

		Contractual Obligations
		Payments Due by Period (in thousands)
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Holdings Credit Facility (1)	$57,903	$—	$—	$57,903	$—
SLF Credit Facility (2)	166,606	—	—	166,606	—
Total Contractual Obligations	$224,509	$—	$—	224,509	$—

(1)          Under the terms of the $160.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($57.9 million as of September 30, 2011) were required to be repaid on or before October 21, 2015.  As of September 30, 2011, there was approximately $102.1 million of possible capacity remaining under the Holdings Credit Facility.

(2)          Under the terms of the $175.0 million SLF Credit Facility, all outstanding borrowings under that facility ($166.6 million as of September 30, 2011) must be repaid on or before October 27, 2015.  As of September 30, 2011, there was approximately $8.4 million of possible capacity remaining under the SLF Credit Facility.

NMF Holdings has certain contracts under which it has material future commitments.  NMF Holdings has $22.7 million of undrawn funding commitments as of September 30, 2011 related to its participation as a lender in revolving credit facilities of our portfolio companies.

We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act.  Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services.  We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on its performance.

We, New Mountain Finance, and AIV Holdings have also entered into an Administration Agreement, as amended and restated, with the Administrator.  Under the Administration Agreement, as amended and restated, the Administrator has agreed to arrange office facilities for us, New Mountain Finance, and AIV Holdings and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct their respective day-to-day operations.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase.  In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement, as amended and restated.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by our board of directors, and subsequently New Mountain Finance’s board of directors, since New Mountain Finance’s IPO:

Date Declared	Record Date	Payment Date	Amount
November 8, 2011	December 15, 2011	December 30, 2011	$0.30
August 10, 2011	September 15, 2011	September 30, 2011	0.29
August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total			$0.86

Tax characteristics of all dividends paid by New Mountain Finance will be reported to stockholders on Form 1099 after the end of the calendar year.  Future quarterly dividends, if any, for both NMF Holdings and New Mountain Finance will be determined by the respective board of directors.

Since New Mountain Finance is a holding company, distributions will be paid on its common stock from distributions received from NMF Holdings.  NMF Holdings intends to make distributions to its unit holders that will be sufficient to enable New Mountain Finance to pay quarterly distributions to its stockholders and to obtain and maintain its status as a RIC.  New Mountain Finance intends to distribute approximately its entire portion of the NMF Holdings’ Adjusted Net Investment Income on a quarterly basis and substantially its entire portion of NMF Holdings’ taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

New Mountain Finance maintains an “opt out” dividend reinvestment plan for our common stockholders.  As a result, if we declare a dividend, then New Mountain Finance stockholders’ cash dividends will be automatically reinvested in additional shares of New Mountain Finance’s common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.  Cash dividends reinvested in additional shares of New Mountain Finance’s common stock will be automatically reinvested by New Mountain Finance in NMF Holdings in exchange for additional units of NMF Holdings.

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

•                  NMF Holdings, New Mountain Finance, and AIV Holdings have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital.  The Administrator arranges office space for NMF Holdings, New Mountain Finance and AIV Holdings and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement, as amended and restated.  NMF Holdings reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to NMF Holdings, New Mountain Finance, and AIV Holdings under the Administration Agreement, as amended and restated, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of NMF Holdings’ chief financial officer and chief compliance officer and their respective staffs.  During the first year of operations, NMF Holdings has capped its direct and indirect expenses under the Administration Agreement, as amended and restated, at $3.0 million.

•                  Together, New Mountain Finance and AIV Holdings own all the outstanding units of NMF Holdings.  As of September 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

•                  NMF Holdings, New Mountain Finance, AIV Holdings, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant NMF Holdings, New Mountain Finance, AIV Holdings, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name “New Mountain” and “New Mountain Finance”.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with NMF Holdings’.  The Investment Adviser and its affiliates may determine that an investment is appropriate for NMF Holdings and for one or more of those other funds.  In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds.  Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the Securities and Exchange Commission and its staff, and consistent with the Investment Adviser’s allocation procedures.

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

Item 3.            Quantitative and Qualitative Disclosure about Market Risk

We are subject to certain financial market risks, such as interest rate fluctuations.  During the three months ended September 30, 2011, certain of the loans held in our portfolio had floating interest rates.  Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor.  Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on 1-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points.  Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2011.  Interest expense is calculated based on the terms of our two outstanding revolving credit facilities.  For our floating rate credit facilities, we use the outstanding balance as of September 30, 2011.  Interest expense on our floating rate credit facilities are calculated using the interest rate as of September 30, 2011, adjusted for the hypothetical changes in rates, as shown below.  The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2011.  These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2011, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	1.1%
Base Interest Rate	0.0%
+100 Basis Points	(3.8)%
+200 Basis Points	1.0%
+300 Basis Points	9.3%

We were not exposed to any foreign currency exchange risks as of September 30, 2011.

Item 4.            Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly reporting companies.

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

Item 1A.       Risk Factors

The recent downgrade of the U.S. credit rating could negatively impact our liquidity, financial condition and earnings.  Due to the current federal budget deficit concerns, Standard & Poor’s (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011.  This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings.  These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.  In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2011.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

Item 5.          Other Information

On October 27, 2011, NMF SLF entered into a fifth amendment to the SLF Credit Facility, which removed the restriction to purchase or sell loans to an affiliate.

On October 27, 2011, NMF Holdings entered into a second amendment to the Holdings Credit Facility, which permitted NMF Holdings to borrow up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association.

On November 8, 2011, NMF Holdings entered into Amendment No. 1 to the Trademark License Agreement, as amended, by and among New Mountain Capital, L.L.C., NMF Holdings, New Mountain Finance, AIV Holdings, the Investment Adviser and the Administrator, which, amended the preamble, added “New Mountain Finance” to the definition of “Licensed Mark” and Canada and the European Union to the definition of “Territory”, as such terms are used in the Trademark License Agreement, as amended, added a definition of “Licensed Services”, and added AIV Holdings, the Investment Adviser and the Administrator as parties to the Trademark License Agreement, as amended.

On November 8, 2011, NMF Holdings entered into an Administration Agreement, as amended and restated, by and among NMF Holdings, New Mountain Finance, AIV Holdings and the Administrator, which added AIV Holdings as a party to, and clarified certain cost and expense allocation provisions in, the Administration Agreement, as amended and restated.

On November 8, 2011, NMF Holdings entered into Amendment No. 1 to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, which clarified certain cost and expense allocation provisions in such agreement.

Item 6.    Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description
2.1	Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Debt Funding, L.L.C.**

2.2	Merger Agreement, dated May 19, 2011 by and between New Mountain Guardian Partners Debt Funding, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.**

2.3	Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.**

3.1	Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C.*

3.2	Certificate of Amendment to Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C. changing its name to New Mountain Finance Holdings, L.L.C.**

3.3	Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.**

3.4	First Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.**

3.5	Second Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.**

3.6	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.***

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

10.3

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary*

10.4

First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N,A., as Lender***

10.5

Second Amendment to Amened and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender***

10.6

Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender***

10.7

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Collateral Custodian*

10.8

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender*

10.9

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender*

10.10

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender***

10.11

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender***

10.12	Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender***

10.13

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary*

10.14	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower*

Exhibit Number	Description

10.15	Form of Investment Management Agreement*

10.16	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent*

10.17	Amended and Restated Administration Agreement***

10.18	Form of Trademark License Agreement*

10.19	Form of Registration Rights Agreement*

10.20	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director*

10.21	Form of Letter Agreement relating to Lock-Up Period by and among New Mountain Finance Holdings, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.*

10.22	Amendment No. 1 to Trademark License Agreement***

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

** Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s quarterly report on Form 10-Q filed on August 11, 2011.

*** Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2011.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C.

By:	/s/ Robert A. Hamwee
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam B. Weinstein
Adam B. Weinstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

We, the Operating Company, New Mountain Finance Advisers BDC, L.L.C., and New Mountain Finance Administration, L.L.C are not currently subject to any material pending legal proceedings threatened against us.  From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.  While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.         Risk Factors

The recent downgrade of the U.S. credit rating could negatively impact our liquidity, financial condition and earnings.  Due to the current federal budget deficit concerns, Standard & Poor’s (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011.  This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings.  These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.  In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2011.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            (Removed and Reserved)

Item 5.            Other Information

On October 27, 2011, NMF SLF entered into a fifth amendment to the SLF Credit Facility, which removed the restriction to purchase or sell loans to an affiliate.

On October 27, 2011, NMF Holdings entered into a second amendment to the Holdings Credit Facility, which permitted NMF Holdings to borrow up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association.

On November 8, 2011, New Mountain Finance entered into Amendment No. 1 to the Trademark License Agreement, as amended, by and among New Mountain Capital, L.L.C., New Mountain Finance, the Operating Company, AIV Holdings, the Investment Adviser and the Administrator, which, amended the preamble, added “New Mountain Finance” to the definition of “Licensed Mark” and Canada and the European Union to the definition of “Territory”, as such terms are used in the Trademark License Agreement, as amended, added a definition of “Licensed Services”, and added AIV Holdings, the Investment Adviser and the Administrator as parties to the Trademark License Agreement, as amended.

On November 8, 2011, New Mountain Finance entered into an Administration Agreement, as amended and restated, by and among New Mountain Finance, the Operating Company, AIV Holdings and the Administrator, which added AIV Holdings as a party to, and clarified certain cost and expense allocation provisions in, the Administration Agreement, as amended and restated.

On November 8, 2011, New Mountain Finance entered into Amendment No. 1 to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, which clarified certain cost and expense allocation provisions in such agreement.

Item 6.            Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

2.1	Merger Agreement dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and new Mountain Guardian Debt Funding, L.L.C.***

2.2	Merger Agreement dated May 19, 2011 by and between New Mountain Guardian Partners Debt Funding, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.***

2.3	Merger Agreement dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.***

3.1	Certificate of Incorporation of New Mountain Finance Corporation*

3.2	Certificate of Amendment to Certificate of Incorporation of New Mountain Guardian Corporation changing its name to New Mountain Finance Corporation**

3.3	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation***

3.4	Certificate of Change of Registered Agent and/or Registered office of New Mountain Finance Corporation****

3.5	Bylaws of New Mountain Finance Corporation*

3.6	Amended and Restated Bylaws of New Mountain Finance Corporation***

4.1	Form of Common Stock Certificate**

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

10.3

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary*

10.4

First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender

10.5

Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender

10.6

Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender

10.7

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Collateral Custodian*

10.8

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender*

10.9

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender*

10.10

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender

10.11

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender

10.12	Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender

10.13

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary*

Exhibit Number	Description

10.14	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower*

10.15	Form of Investment Management Agreement*

10.16	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent*

10.17	Amended and Restated Administration Agreement

10.18	Form of Trademark License Agreement*

10.19	Form of Registration Rights Agreement*

10.20	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each executive officer and director*

10.21	Form of Letter Agreement relating to Lock-Up Period by and among New Mountain Finance Holdings, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.*

10.22	Dividend Reinvestment Plan***

10.23	Second Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.***

10.24	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.

10.25	Amendment No. 1 to Trademark License Agreement

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 (File No. 333-168280) filed on July 22, 2010.

**	Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

***	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

****	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on August 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2011.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ Robert A. Hamwee
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam B. Weinstein
Adam B. Weinstein
Chief Financial Officer
(Principal Financial and Accounting Officer)