Form 10-Q
period 2014-06-30
New Mountain Finance Corp
filed 2014-08-06
CIK 1496099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00832	New Mountain Finance Corporation 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	27-2978010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

New Mountain Finance Corporation	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

New Mountain Finance Corporation	Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Corporation	Yes ☐ No ☒

Registrant	Description	Shares as of August 6, 2014
New Mountain Finance Corporation	Common stock, $0.01 par value	52,062,237

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

(unaudited)

	June 30, 2014	December 31, 2013

Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,271,021 and $0, respectively)	$1,299,372	$—
Non-controlled/affiliated investments (cost $11,500 and $0, respectively)	11,500	—
Investment in New Mountain Finance Holdings, L.L.C. (cost of $0 and $633,835, respectively)	—	650,107
Total investments at fair value (cost $1,282,521 and $633,835, respectively)	1,310,872	650,107
Cash and cash equivalents	21,665	—
Interest and dividend receivable	12,918	—
Deferred financing costs (net of accumulated amortization of $4,490 and $0, respectively)	8,795	—
Receivable from affiliates	6	—
Other assets	3,856	—
Total assets	$1,358,112	$650,107
Liabilities
Holdings Credit Facility	238,101	—
SLF Credit Facility	215,000	—
Convertible Notes	115,000	—
Capital gains incentive fee payable	9,336	—
Incentive fee payable	4,630	—
Management fee payable	4,621	—
Payable for unsettled securities purchased	2,978	—
Interest payable	1,288	—
Payable to affiliates	502	—
Deferred tax liability	386	—
Other liabilities	3,715	—
Total liabilities	595,557	—
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share 100,000,000 shares authorized, and 52,062,237 and 45,224,755 shares issued and outstanding, respectively	521	452
Paid in capital in excess of par	732,614	633,383
Accumulated undistributed net realized gains on investments	11,942	5,056
Net unrealized appreciation of investments (net of provision for taxes of $386 and $0, respectively)	17,478	11,216
Total net assets	$762,555	$650,107
Total liabilities and net assets	$1,358,112	$650,107
Number of shares outstanding	52,062,237	45,224,755
Net asset value per share	$14.65	$14.38

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations

(in thousands, except shares and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Investment income(1)
From non-controlled/non-affiliated investments:
Interest income	$18,788	$—	$18,788	$—
Dividend income	972	—	972	—
Other income	705	—	705	—
From non-controlled/affiliated investments:
Other income	4	—	4	—
Investment income allocated from New Mountain Finance Holdings, L.L.C.(2)
Interest income	12,847	20,534	40,515	36,030
Dividend income	279	4,727	2,368	4,725
Other income	113	1,139	795	1,326
Total investment income	33,708	26,400	64,147	42,081
Expenses(1)
Incentive fee	2,747	—	2,747	—
Capital gains incentive fee	763	—	763	—
Total incentive fees	3,510	—	3,510	—
Management fee	2,742	—	2,742	—
Interest and other financing expenses	2,559	—	2,559	—
Professional fees	640	—	640	—
Administrative expenses	360	—	360	—
Other general and administrative expenses	239	—	239	—
Net expenses allocated from New Mountain Finance Holdings, L.L.C.(2)	6,427	8,726	20,808	17,189
Total expenses	16,477	8,726	30,858	17,189
Less: expenses waived and reimbursed (see Note 5)	(58)	—	(58)	—
Net expenses	16,419	8,726	30,800	17,189
Net investment income	17,289	17,674	33,347	24,892
Net realized losses on investments(1)	(1,067)	—	(1,067)	—
Net realized gains on investment allocated from New Mountain Finance Holdings, L.L.C.(2)	5,860	2,478	8,568	3,164
Net change in unrealized appreciation (depreciation) of investments(1)	5,708	—	5,708	—
Provision for taxes on unrealized appreciation of investments(1)	(386)	—	(386)	—
Net change in unrealized (depreciation) appreciation of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	(3,742)	(9,159)	940	(1,516)
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.(2)	—	(1)	—	(32)
Net increase in net assets resulting from operations	$23,662	$10,992	$47,110	$26,508
Basic earnings per share	$0.46	$0.34	$0.95	$0.92
Weighted average shares of common stock outstanding—basic (See Note 11)	51,595,684	32,289,758	49,343,462	28,797,837
Diluted earnings per share	$0.44	$0.35	$0.94	$0.94
Weighted average shares of common stock outstanding—diluted (See Note 11)	54,292,924	42,933,124	50,699,533	41,890,217
Dividends declared and paid per share	$0.34	$0.34	$0.68	$0.68

(1) The allocations for the three and six months ended June 30, 2014 are related to the period from May 8, 2014 to June 30, 2014.

(2) The allocations for the three months ended June 30, 2014 are related to the period from April 1, 2014 to May 7, 2014 and the allocations for the six months ended June 30, 2014 are related to the period from January 1, 2014 to May 7, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income(1)	$10,477	$—
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	22,870	24,892
Net realized losses on investments(1)	(1,067)	—
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.(2)	8,568	3,164
Net change in unrealized appreciation (depreciation) of investments(1)	5,708	—
Provision for taxes on unrealized appreciation of investments(1)	(386)	—
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	940	(1,516)
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.(2)	—	(32)
Net increase in net assets resulting from operations	47,110	26,508
Capital transactions
Net proceeds from shares sold	58,644	57,020
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(250)	(203)
Value of shares issued for exchanged units	38,840	137,384
Dividends declared to stockholders from net investment income	(33,347)	(18,931)
Dividends declared to stockholders from net realized gains	(615)	—
Reinvestment of dividends	2,066	2,496
Total net increase in net assets resulting from capital transactions	65,338	177,766
Net increase in net assets	112,448	204,274
Net assets at the beginning of the period	650,107	341,926
Net assets at the end of the period	$762,555	$546,200

(1) The allocations for the six months ended June 30, 2014 are related to the period from May 8, 2014 to June 30, 2014.

(2) The allocations for the six months ended June 30, 2014 are related to the period from January 1, 2014 to May 7, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$47,110	$26,508
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	(22,870)	(24,892)
Net realized losses on investments(1)	1,067	—
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.(2)	(8,568)	(3,164)
Net change in unrealized (appreciation) depreciation of investments(1)	(5,708)	—
Net change in unrealized (appreciation) depreciation of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	(940)	1,516
Net change in unrealized depreciation (appreciation) in New Mountain Finance Holdings, L.L.C.(2)	—	32
Amortization of purchase discount(1)	(405)	—
Amortization of deferred financing costs(1)	336	—
Non-cash investment income(1)	(261)	—
(Increase) decrease in operating assets:
Cash and cash equivalents from New Mountain Finance Holdings, L.L.C.(3)	957	—
Purchase of investments(1)	(128,598)	—
Proceeds from sales and paydowns of investments(1)	15,698	—
Cash repayments on drawn revolvers(1)	380	—
Interest and dividend receivable(1)	(1,381)	—
Receivable from affiliates(1)	378	—
Other assets(1)	(1,112)	—
Purchase of investment in New Mountain Finance Holdings, L.L.C.(2)	(58,644)	(57,020)
Distributions from New Mountain Finance Holdings, L.L.C.(2)	15,247	19,840
Increase (decrease) in operating liabilities(1):
Capital gains incentive fee payable	763	—
Incentive fee payable	(1,695)	—
Management fee payable	(1,434)	—
Payable for unsettled securities purchased	(6,428)	—
Interest payable	1,195	—
Payable to affiliates	269	—
Deferred tax liability	386	—
Other liabilities	(306)	—
Net cash flows used in operating activities	(154,564)	(37,180)
Cash flows from financing activities
Net proceeds from shares sold	58,644	57,020
Dividends paid	(31,896)	(19,840)
Offering costs paid(1)	(166)	—
Proceeds from Holdings Credit Facility(1)	108,469	—
Repayment of Holdings Credit Facility(1)	(69,600)	—
Proceeds from Convertible Notes(1)	115,000	—
Deferred financing costs paid(1)	(4,222)	—
Net cash flows provided by financing activities	176,229	37,180
Net increase (decrease) in cash and cash equivalents	21,665	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$21,665	$—
Supplemental disclosure of cash flow information
Cash interest paid	$965	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$38,840	$137,384
Value of shares issued in connection with dividend reinvestment plan	2,066	2,496
Accrual for offering costs(1)	1,293	—
Accrual for deferred financing costs(1)	776	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C(2)	(250)	(203)

(1) The allocations for the six months ended June 30, 2014 are related to the period from May 8, 2014 to June 30, 2014.

(2) The allocations for the six months ended June 30, 2014 are related to the period from January 1, 2014 to May 7, 2014.

(3) Refer to the New Mountain Finance Holdings, L.L.C.’s Consolidated Statements of Cash Flows for the period January 1, 2014 to May 7, 2014 included in an exhibit attached hereto.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments

June 30, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (Base Rate + 7.00%)	2/28/2019	$9,226	$9,139	$9,353	1.23%
Total Funded Debt Investments - Australia				$9,226	$9,139	$9,353	1.23%
Funded Debt Investments - Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (Base Rate + 9.25%)	7/30/2020	$35,000	$34,551	$35,560	4.66%
Total Funded Debt Investments - Cayman Islands				$35,000	$34,551	$35,560	4.66%
Funded Debt Investments - United States
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)(10)	9.75%	4/1/2021	$24,500	$24,354	$28,236
	First lien (3)	5.75% (Base Rate + 4.75%)	3/22/2019	14,925	14,555	15,191
				39,425	38,909	43,427	5.69%
Deltek, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	10/10/2019	40,000	39,989	40,883
	Second lien (4)	10.00% (Base Rate + 8.75%)	10/10/2019	1,000	990	1,022
				41,000	40,979	41,905	5.50%
Global Knowledge Training LLC
Education	Second lien (2)	11.00% (Base Rate + 9.75%)	10/21/2018	41,450	41,104	41,592	5.45%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	7.25% (Base Rate + 5.75%)	11/22/2017	6,514	6,428	6,579
	Second lien (2)	11.00% (Base Rate + 9.50%)	11/22/2018	33,321	32,853	33,793
				39,835	39,281	40,372	5.29%
Ascend Learning, LLC
Education	First lien (3)	6.00% (Base Rate + 5.00%)	7/31/2019	14,925	14,855	15,136
	Second lien (4)	9.50% (Base Rate + 8.50%)	11/30/2020	25,000	24,827	25,155
				39,925	39,682	40,291	5.28%
Tenawa Resource Holdings LLC (17)
Tenawa Resource Management LLC
Energy	First lien (4)	10.50% (Base Rate + 8.00%)	5/12/2019	40,000	39,824	39,820	5.22%
Kronos Incorporated
Software	Second lien (2)	9.75% (Base Rate + 8.50%)	4/30/2020	32,641	32,389	33,838
	Second lien (4)	9.75% (Base Rate + 8.50%)	4/30/2020	5,000	4,952	5,183
				37,641	37,341	39,021	5.12%
UniTek Global Services, Inc.
Business Services	First lien (2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	19,451	18,900	19,241
	First lien (4)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	7,340	7,097	7,262
	First lien (2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	5,923	5,749	5,859
	First lien (4)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	564	545	558
	First lien (2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	4,923	4,779	4,870
	First lien (4)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	469	453	464
				38,670	37,523	38,254	5.02%
Tolt Solutions, Inc. (16)
Business Services	First lien (2)	7.00% (Base Rate + 6.00%)	3/7/2019	18,725	18,725	18,725
	First lien (2)	12.00% (Base Rate + 11.00%)	3/7/2019	18,800	18,800	18,800
				37,525	37,525	37,525	4.92%
SRA International, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.25%)	7/20/2018	25,725	25,081	25,854
	First lien (3)	6.50% (Base Rate + 5.25%)	7/20/2018	7,080	6,905	7,116
				32,805	31,986	32,970	4.32%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

YP Holdings LLC (11)
YP LLC
Media	First lien (2)	8.00% (Base Rate + 6.75%)	6/4/2018	$32,315	$31,938	$32,577	4.27%
Edmentum, Inc.(fka Plato, Inc.)
Education	Second lien (2)	11.25% (Base Rate + 9.75%)	5/17/2019	25,000	24,686	25,250
	Second lien (4)	11.25% (Base Rate + 9.75%)	5/17/2019	6,150	6,033	6,212
				31,150	30,719	31,462	4.13%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,745	31,338	4.11%
CompassLearning, Inc. (15)
Education	First lien (2)	8.00% (Base Rate + 6.75%)	11/26/2018	30,000	29,325	29,406	3.86%
JHCI Acquisition, Inc.
Distribution & Logistics	First lien (3)	7.00% (Base Rate + 5.75%)	7/11/2019	18,709	18,466	18,943
	Second lien (2)	11.00% (Base Rate + 9.75%)	7/11/2020	10,000	9,729	10,125
				28,709	28,195	29,068	3.81%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	10.00% (Base Rate + 8.75%)	10/9/2019	28,300	27,874	28,158	3.69%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%	12/15/2018	25,000	25,000	26,281	3.45%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (3)	7.25% (Base Rate + 6.00%)	11/13/2017	19,637	19,287	19,649
	First lien (2)	7.25% (Base Rate + 6.00%)	11/13/2017	6,513	6,425	6,517
				26,150	25,712	26,166	3.43%
Meritas Schools Holdings, LLC
Education	First lien (3)	7.00% (Base Rate + 5.75%)	6/25/2019	19,850	19,679	19,998
	First lien (2)	7.00% (Base Rate + 5.75%)	6/25/2019	5,890	5,840	5,935
				25,740	25,519	25,933	3.40%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%	1/15/2018	24,500	24,728	25,297	3.32%
TASC, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.50%)	5/22/2020	25,000	24,629	24,640	3.23%
Aderant North America, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	6/20/2019	24,000	23,752	24,510	3.21%
McGraw-Hill School Education Holdings, LLC
Education	First lien (3)	6.25% (Base Rate + 5.00%)	12/18/2019	19,900	19,714	20,149
	First lien (2)	6.25% (Base Rate + 5.00%)	12/18/2019	1,990	1,973	2,015
				21,890	21,687	22,164	2.91%
Aspen Dental Management, Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	10/6/2016	20,969	20,760	21,048	2.76%
First American Payment Systems, L.P.
Business Services	Second lien (3)	10.75% (Base Rate + 9.50%)	4/12/2019	20,000	19,680	20,300	2.66%
Envision Acquisition Company, LLC
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.75%)	11/4/2021	20,000	19,622	20,251	2.66%
American Pacific Corporation**
Specialty Chemicals and Materials	First lien (3)	7.00% (Base Rate + 6.00%)	2/27/2019	19,950	19,808	20,249	2.66%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien (3)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000	19,745	20,200	2.65%
ARSloane Acquisition, LLC
Business Services	First lien (3)	7.50% (Base Rate + 6.25%)	10/1/2019	19,850	19,672	20,011	2.62%
Distribution International, Inc.
Distribution & Logistics	First lien (2)	7.50% (Base Rate + 6.50%)	7/16/2019	19,800	19,456	19,850	2.60%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien (3)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310	18,830	19,503	2.56%
eResearchTechnology, Inc.
Healthcare Services	First lien (3)	6.00% (Base Rate + 4.75%)	5/2/2018	19,059	18,449	19,137	2.51%
Acrisure, LLC
Business Services	Second lien (2)	11.50% (Base Rate + 10.50%)	3/9/2020	17,675	17,505	17,895	2.35%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (3)	6.76% (Base Rate + 4.96%)	12/14/2016	$17,723	$16,955	$16,395	2.15%
St. George’s University Scholastic Services LLC
Education	First lien (3)	8.50% (Base Rate + 7.00%)	12/20/2017	14,979	14,758	15,082	1.98%
Confie Seguros Holding II Co.
Consumer Services	Second lien (3)	10.25% (Base Rate + 9.00%)	5/8/2019	14,886	14,771	15,016	1.97%
Aricent Technologies
Business Services	Second lien (2)	9.50% (Base Rate + 8.50%)	4/14/2022	15,000	14,852	15,000	1.97%
GSDM Holdings Corp.
Healthcare Services	Subordinated (5)	10.00%	6/23/2020	15,000	14,850	14,850	1.95%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000	13,852	14,143	1.85%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000	13,960	14,070	1.85%
Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.50% (Base Rate + 6.25%)	8/16/2019	14,391	14,211	14,031	1.84%
Packaging Coordinators, Inc. (13)
Healthcare Products	Second lien (2)	9.50% (Base Rate + 8.25%)	11/10/2020	14,000	13,875	13,971	1.83%
Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien (2)	8.50% (Base Rate + 7.50%)	3/3/2021	5,000	4,928	5,197
	Second lien (4)	8.50% (Base Rate + 7.50%)	3/3/2021	5,000	4,928	5,197
				10,000	9,856	10,394	1.36%
Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/27/2017	10,000	9,944	10,203	1.34%
Learning Care Group (US) Inc. (18)
Learning Care Group (US) No. 2 Inc.
Education	First lien (2)	6.05% (Base Rate + 4.06%)	5/5/2021	9,500	9,406	9,618	1.26%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	10.00% (Base Rate + 8.50%)	4/21/2017	10,258	10,164	9,541	1.25%
Vitera Healthcare Solutions, LLC
Software	First lien (3)	6.00% (Base Rate + 5.00%)	11/4/2020	1,990	1,972	1,992
	Second lien (3)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000	6,900	7,088
				8,990	8,872	9,080	1.19%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (3)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000	8,831	8,910	1.17%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.25% (Base Rate + 5.50%)	12/22/2016	10,500	10,430	7,665	1.01%
Physio-Control International, Inc.
Healthcare Products	First lien (3)	9.88%	1/15/2019	6,651	6,651	7,383	0.97%
Immucor, Inc.
Healthcare Services	Subordinated (3)(10)	11.13%	8/15/2019	3,000	2,963	3,360
	Subordinated (2)(10)	11.13%	8/15/2019	2,000	1,989	2,240
				5,000	4,952	5,600	0.73%
Pelican Products, Inc.
Business Products	Second lien (4)	9.25% (Base Rate + 8.25%)	4/9/2021	5,500	5,460	5,583	0.73%
GCA Services Group, Inc.
Business Services	Second lien (4)	9.25% (Base Rate + 8.00%)	11/1/2020	4,000	3,966	4,057	0.53%
CRC Health Corporation
Healthcare Services	Second lien (4)	9.00% (Base Rate + 8.00%)	9/28/2021	4,000	3,922	4,042	0.53%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated (4)	9.63%	12/1/2018	3,500	3,503	3,658	0.48%
Education Management LLC**
Education	First lien (3)	8.25% (Base Rate + 7.00%)	3/30/2018	3,903	3,830	2,865
	First lien (4)	8.25% (Base Rate + 7.00%)	3/30/2018	1,073	1,043	788
				4,976	4,873	3,653	0.48%
Winebow Holdings, Inc. (Vinter Group, Inc., The)
Distribution & Logistics	Second lien (4)	8.50% (Base Rate + 7.50%)	1/2/2022	3,000	2,978	2,978	0.39%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (4)	9.25% (Base Rate + 8.25%)	3/10/2022	2,500	2,476	2,500	0.33%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (14)
Education	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (8)*	6/30/2012 - Past Due	1,665	1,434	216
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (8)*	6/30/2012 - Past Due	103	94	103
				1,768	1,528	319	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares		Cost	Fair Value	Percent of Net Assets

Total Funded Debt Investments - United States				$1,181,640		$1,167,400	$1,188,363	155.84%
Total Funded Debt Investments				$1,225,866		$1,211,090	$1,233,276	161.73%
Equity - Bermuda
Stratus Technologies Bermuda Holdings Ltd.**
Information Technology	Ordinary shares (2)	—	—	156,247		$65	$—
	Preferred shares (2)	—	—	35,558		15	—
						80	—	—%
Total Shares - Bermuda						$80	$—	—%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (4)	12.00% (10.00% + 2.00% PIK)*	—	35,367		$35,366	$35,366	4.64%
Black Elk Energy Offshore Operations, LLC
Energy	Preferred shares (4)	17.00%	—	20,000,000		20,000	20,000	2.62%
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2		—	4
	Preferred shares (2)	—	—	2,423		—	4,407
						—	4,411	0.58%
Tenawa Resource Holdings LLC (17)
QID NGL LLC
Energy	Ordinary shares (4)	—	—	2,400,000		2,400	2,400	0.32%
Packaging Coordinators, Inc. (13)
Packaging Coordinators Holdings, LLC
Healthcare Products	Ordinary shares (2)	—	—	19,427		636	854	0.11%
Ancora Acquisition LLC (14)
Education	Preferred shares (7)	—	—	372		83	83	0.01%
Total Shares - United States						$58,485	$63,114	8.28%
Total Shares						$58,565	$63,114	8.28%
Warrants - United States
YP Holdings LLC (11)
YP Equity Investors LLC
Media	Warrants (6)	—	—	5		$—	$1,900	0.25%
Storapod Holding Company, Inc.
Consumer Services	Warrants (4)	—	—	360,129		156	751	0.10%
UniTek Global Services, Inc.
Business Services	Warrants (4)	—	—	1,014,451	(9)	1,449	416	0.05%
Learning Care Group (US) Inc. (18)
ASP LCG Holdings, Inc.
Education	Warrants (4)	—	—	622		37	384	0.05%
Alion Science and Technology Corporation
Federal Services	Warrants (4)	—	—	6,000		293	94	0.01%
Ancora Acquisition LLC (14)
Education	Warrants (7)	—	—	20		—	—	—%
Total Warrants - United States						$1,935	$3,545	0.46%
Total Funded Investments						$1,271,590	$1,299,935	170.47%
Unfunded Debt Investments - United States
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (4)(12) - Undrawn	—	12/14/2015	$1,900		(181)	(219)	(0.03)%
Aspen Dental Management, Inc.
Healthcare Services	First lien (4)(12) - Undrawn	—	4/6/2016	5,000		(388)	(344)	(0.04)%
Total Unfunded Debt Investments				$6,900		$(569)	$(563)	(0.07)%
Total Non-Controlled/Non-Affiliated Investments						$1,271,021	$1,299,372	170.40%
Non-Controlled/Affiliated Investments (19)
Equity - United States
NMFC Senior Loan Program I LLC**
Investment in Fund	Membership interest (4)	—	—	—		$11,500	$11,500	1.51%
Total Non-Controlled/Affiliated Investments						$11,500	$11,500	1.51%
Total Investments						$1,282,521	$1,310,872	171.91%

The accompanying notes are an integral part of these consolidated financial statements

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2014
(in thousands, except shares)

(unaudited)

(1)                                 New Mountain Finance Corporation (the “Company”) generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)                                 Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among New Mountain Finance Holdings, L.L.C. (“NMF Holdings”) as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, NA, as the Collateral Custodian. See Note 7, Borrowings, for details.

(3)                             Investment is pledged as collateral for the SLF Credit Facility, a revolving credit facility among New Mountain Finance SPV Funding, L.L.C. as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, NA, as the Collateral Custodian. See Note 7, Borrowings, for details.

(4)                                 Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent. See Note 7, Borrowings, for details.

(5)                                 Investment is held in New Mountain Finance SBIC, L.P.

(6)                                 Investment is held in NMF YP Holdings, Inc.

(7)                                 Investment is held in NMF Ancora Holdings, Inc.

(8)                                 Investment is on non-accrual status.

(9)                                 The Company holds 1,014,451 warrants in UniTek Global Services, Inc., which represents a 4.41% equity ownership on a fully diluted basis.

(10)                          Securities are registered under the Securities Act.

(11)                         The Company holds investments in two related entities of YP Holdings LLC. The Company directly holds warrants to purchase a 4.96% membership interest of YP Equity Investors, LLC (which at closing represented an indirect 1.0% equity interest in YP Holdings LLC) and holds an investment in the Term Loan B loans issued by YP LLC, a subsidiary of YP Holdings LLC.

(12)                          Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities. Cost amounts represent the cash received at settlement date net the impact of paydowns and cash paid for drawn revolvers.

(13)                          The Company holds investments in Packaging Coordinators, Inc. and one related entity of Packaging Coordinators, Inc. The Company has a debt investment in Packaging Coordinators, Inc. and holds ordinary equity in Packaging Coordinators Holdings, LLC, a wholly-owned subsidiary of Packaging Coordinators, Inc.

(14)                          The Company holds investments in ATI Acquisition Company and Ancora Acquisition LLC. The Company has debt investments in ATI Acquisition Company and preferred equity and warrants to purchase units of common membership interests of Ancora Acquisition LLC. The Company received its investments in Ancora Acquisition LLC as a result of its investments in ATI Acquisition Company.

(15)                          The Company holds an investment in CompassLearning, Inc. that is structured as a first lien last out term loan.

(16)                          The Company holds two first lien investments in Tolt Solutions, Inc. The debt investment with an interest rate at base rate + 6.00% is structured as a first lien first out debt investment. The debt investment with an interest rate at base rate + 11.00% is structured as a first lien last out debt investment.

(17)                          The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 4.6% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC) and holds an investment in the Term Loan of Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.

(18)                          The Company holds investments in two wholly-owned subsidiaries of Learning Care Group (US) Inc. The Company has a debt investment in Learning Care Group (US) No. 2 Inc. and holds warrants to purchase common stock of ASP LCG Holdings, Inc.

(19)                          Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company.

*                                         All or a portion of interest contains payments-in-kind (“PIK”).

**                                  Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2014
(unaudited)

June 30, 2014
Investment Type	Percent of Total Investments at Fair Value
First lien	48.81%
Second lien	43.39%
Subordinated	1.84%
Equity and other	5.96%
Total investments	100.00%

June 30, 2014
Industry Type	Percent of Total Investments at Fair Value
Education	20.43%
Software	19.05%
Business Services	14.04%
Distribution & Logistics	9.48%
Energy	8.68%
Healthcare Services	7.71%
Federal Services	7.13%
Media	4.58%
Healthcare Products	3.18%
Specialty Chemicals and Materials	1.54%
Consumer Services	1.20%
Industrial Services	1.08%
Investment in Fund	0.88%
Healthcare Information Technology	0.59%
Business Products	0.43%
Information Technology	—%
Total investments	100.00%

June 30, 2014
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.06%
Fixed rates	12.94%
Total investments(1)	100.00%

(1) Excludes non-interest bearing investments.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments

December 31, 2013
(in thousands, except shares)

	Cost	Fair Value	Percent of Net Assets

Investments
Investment in New Mountain Finance Holdings, L.L.C.(1)	$633,835	$650,107	100.00%
Total Investments	$633,835	$650,107	100.00%

(1)                                 At December 31, 2013, New Mountain Finance Corporation’s only investment was its investment in New Mountain Finance Holdings, L.L.C.  Refer below for New Mountain Finance Holdings, L.L.C.’s Consolidated Schedule of Investments as of December 31, 2013.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2013

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Funded Debt Investments—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien(2)(7)	12.00%	3/29/2015	$6,497	$6,335	$6,529	0.95%
Total Funded Debt Investments—Bermuda				$6,497	$6,335	$6,529	0.95%
Funded Debt Investments—Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien(2)	10.50% (Base Rate + 9.25)%	7/30/2020	$30,000	$29,472	$30,362	4.41%
Total Funded Debt Investments—Cayman Islands				$30,000	$29,472	$30,362	4.41%
Funded Debt Investments—United States
McGraw-Hill Global Education Holdings, LLC
Education	First lien(2)	9.75%	4/1/2021	$24,500	$24,348	$27,195
	First lien(3)	9.00% (Base Rate + 7.75)%	3/22/2019	17,850	17,367	18,225
				42,350	41,715	45,420	6.60%
Deltek, Inc.
Software	Second lien(2)	10.00% (Base Rate + 8.75)%	10/10/2019	41,000	40,977	41,820	6.07%
Global Knowledge Training LLC
Education	Second lien(2)	11.00% (Base Rate + 9.75)%	10/21/2018	41,450	41,070	41,450	6.02%
UniTek Global Services, Inc.
Business Services	First lien(2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	26,382	25,508	26,382
	First lien(2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	6,387	6,176	6,387
	First lien(2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	5,309	5,133	5,309
				38,078	36,817	38,078	5.53%
Edmentum, Inc.(fka Plato, Inc.)
Education	First lien(3)	5.50% (Base Rate + 4.50)%	5/17/2018	6,433	6,240	6,465
	Second lien(2)	11.25% (Base Rate + 9.75)%	5/17/2019	31,150	30,685	31,578
				37,583	36,925	38,043	5.52%
SRA International, Inc.
Federal Services	First lien(2)	6.50% (Base Rate + 5.25)%	7/20/2018	34,750	33,784	34,475	5.01%
Kronos Incorporated
Software	Second lien(2)	9.75% (Base Rate + 8.50)%	4/30/2020	31,341	31,055	32,542	4.73%
Rocket Software, Inc.
Software	Second lien(2)	10.25% (Base Rate + 8.75)%	2/8/2019	30,875	30,731	31,029	4.51%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien(3)	7.25% (Base Rate + 5.75)%	11/22/2017	6,951	6,847	7,080
	Second lien(2)	11.00% (Base Rate + 9.50)%	11/22/2018	23,353	22,780	22,876
				30,304	29,627	29,956	4.35%
JHCI Acquisition, Inc.
Distribution & Logistics	First lien(3)	7.00% (Base Rate + 5.75)%	7/11/2019	19,536	19,262	19,548
	Second lien(3)	11.00% (Base Rate + 9.75)%	7/11/2020	10,000	9,705	9,898
				29,536	28,967	29,446	4.28%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
CompassLearning, Inc.(12)
Education	First lien(2)	8.00% (Base Rate + 6.75)%	11/26/2018	$30,000	$29,261	$29,250	4.25%
Transtar Holding Company
Distribution & Logistics	Second lien(2)	9.75% (Base Rate + 8.50)%	10/9/2019	28,300	27,842	27,168	3.95%
KeyPoint Government Solutions, Inc.
Federal Services	First lien(3)	7.25% (Base Rate + 6.00)%	11/13/2017	16,784	16,448	16,616
	First lien(2)	7.25% (Base Rate + 6.00)%	11/13/2017	10,116	9,953	10,015
				26,900	26,401	26,631	3.87%
Meritas Schools Holdings, LLC
Education	First lien(3)	7.00% (Base Rate + 5.75)%	6/25/2019	19,950	19,763	20,087
	First lien(2)	7.00% (Base Rate + 5.75)%	6/25/2019	5,920	5,865	5,961
				25,870	25,628	26,048	3.78%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien(2)	12.25%	12/15/2018	25,000	25,000	25,000	3.63%
Permian Tank & Manufacturing, Inc.
Energy	First lien(2)	10.50%	1/15/2018	24,500	24,757	24,255	3.52%
Aderant North America, Inc.
Software	Second lien(2)	10.00% (Base Rate + 8.75)%	6/20/2019	22,500	22,201	23,203	3.37%
YP Holdings LLC(8)
YP LLC
Media	First lien(2)	8.04% (Base Rate + 6.71)%	6/4/2018	22,400	21,892	22,722	3.30%
McGraw-Hill School Education Holdings, LLC
Education	First lien(3)	6.25% (Base Rate + 5.00)%	12/18/2019	13,000	12,870	12,870
	First lien(2)	6.25% (Base Rate + 5.00)%	12/18/2019	9,000	8,910	8,910
				22,000	21,780	21,780	3.16%
Aspen Dental Management, Inc.
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.50)%	10/6/2016	21,077	20,820	20,813	3.02%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien(3)	9.50% (Base Rate + 8.25)%	10/26/2020	20,000	19,731	20,308	2.95%
Envision Acquisition Company, LLC
Healthcare Services	Second lien(2)	9.75% (Base Rate + 8.75)%	11/4/2021	20,000	19,605	20,075	2.91%
ARSloane Acquisition, LLC
Business Services	First lien(3)	7.50% (Base Rate + 6.25)%	10/1/2019	19,950	19,754	19,992	2.90%
eResearchTechnology, Inc.
Healthcare Services	First lien(3)	6.00% (Base Rate + 4.75)%	5/2/2018	19,750	19,047	19,874	2.89%
Distribution International, Inc.
Distribution & Logistics	First lien(2)	7.50% (Base Rate + 6.50)%	7/16/2019	19,900	19,527	19,813	2.88%
First American Payment Systems, L.P.
Business Services	Second lien(3)	10.75% (Base Rate + 9.50)%	4/12/2019	20,000	19,654	19,800	2.88%
Merrill Communications LLC
Business Services	First lien(3)	7.25% (Base Rate + 6.25)%	3/8/2018	19,425	19,246	19,759	2.87%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien(3)	13.25% (Base Rate + 11.75)%	8/25/2017	19,310	18,766	19,021	2.76%
St. George’s University Scholastic Services LLC
Education	First lien(3)	8.50% (Base Rate + 7.00)%	12/20/2017	17,379	17,082	17,530	2.55%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(3)	7.50% (Base Rate + 6.00)%	4/21/2017	18,316	18,127	16,118	2.34%
Confie Seguros Holding II Co.
Consumer Services	Second lien(3)	10.25% (Base Rate + 9.00)%	5/8/2019	14,886	14,762	15,034	2.18%
OpenLink International, Inc.
Software	First lien(3)	7.75% (Base Rate + 6.25)%	10/30/2017	14,700	14,496	14,774	2.15%
Smile Brands Group Inc.
Healthcare Services	First lien(3)	7.50% (Base Rate + 6.25)%	8/16/2019	14,464	14,261	14,307	2.08%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25)%	3/16/2018	14,000	13,858	14,263	2.07%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00)%	7/23/2017	14,000	13,957	14,140	2.05%
Packaging Coordinators, Inc.(10)
Healthcare Products	Second lien(2)	9.50% (Base Rate + 8.25)%	11/10/2020	14,000	13,868	14,088	2.05%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated(2)	11.00% (Base Rate + 9.50)%	9/2/2019	12,000	11,701	12,419	1.80%
Van Wagner Communications, LLC
Media	First lien(2)	6.25% (Base Rate + 5.00)%	8/3/2018	11,761	11,583	11,997	1.74%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25)%	10/29/2017	10,000	9,937	10,198	1.48%
TransFirst Holdings, Inc.
Business Services	Second lien(3)	11.00% (Base Rate + 9.75)%	6/27/2018	10,000	9,741	10,138	1.47%
MailSouth, Inc.
Media	First lien(3)	6.76% (Base Rate + 4.96)%	12/14/2016	9,410	9,333	9,269	1.35%
Vitera Healthcare Solutions, LLC
Software	First lien(3)	6.00% (Base Rate + 5.00)%	11/4/2020	2,000	1,980	2,000
	Second lien(2)	9.25% (Base Rate + 8.25)%	11/4/2021	7,000	6,897	7,070
				9,000	8,877	9,070	1.32%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares		Cost	Fair Value	Percent of Members’ Capital
Harley Marine Services, Inc.
Distribution & Logistics	Second lien(2)	10.50% (Base Rate + 9.25)%	12/20/2019	$9,000		$8,820	$8,820	1.28%
Consona Holdings, Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00)%	8/6/2018	8,394		8,326	8,457	1.23%
Physio-Control International, Inc.
Healthcare Products	First lien(2)	9.88%	1/15/2019	6,651		6,651	7,482	1.09%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien(3)	7.25% (Base Rate + 5.50)%	12/22/2016	13,563		13,454	7,324	1.06%
Alion Science and Technology Corporation
Federal Services	First lien(2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,447		6,360	6,570	0.95%
Immucor, Inc.
Healthcare Services	Subordinated(2)(7)	11.13%	8/15/2019	5,000		4,950	5,650	0.82%
Learning Care Group (US), Inc.
Education	Subordinated(2)	15.00% PIK*	5/8/2020	4,371		4,253	4,371
	Subordinated(2)	15.00% PIK*	5/8/2020	800		746	800
				5,171		4,999	5,171	0.75%
Education Management LLC**
Education	First lien(3)	8.25% (Base Rate + 7.00)%	3/30/2018	5,003		4,888	5,028	0.73%
GCA Services Group, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.00)%	11/1/2020	4,000		3,964	4,064	0.59%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated(2)	9.63%	12/1/2018	3,500		3,502	3,623	0.53%
ATI Acquisition Company (fka Ability Acquisition, Inc.)(11)
Education	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(5)*	6/30/2012—Past Due	1,665		1,434	233
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(5)*	6/30/2012—Past Due	103		94	103
				1,768		1,528	336	0.05%
Total Funded Debt Investments—United States				$1,016,562		$1,001,605	$1,013,641	147.22%
Total Funded Debt Investments				$1,053,059		$1,037,412	$1,050,532	152.58%
Equity—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Information Technology	Ordinary shares(2)	—	—	156,247		$65	$46
	Preferred shares(2)	—	—	35,558		15	10
						80	56	0.01%
Total Shares—Bermuda						$80	$56	0.01%
Equity—United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares(2)	12.00% (10.00% + 2.00% PIK)*	—	35,000		$35,000	$35,000	5.08%
Black Elk Energy Offshore Operations, LLC
Energy	Preferred shares(2)	17.00%	—	20,000,000		20,000	20,000	2.91%
Global Knowledge Training LLC
Education	Ordinary shares(2)	—	—	2		—	3
	Preferred shares(2)	—	—	2,423		—	3,006
						—	3,009	0.44%
Packaging Coordinators, Inc.(10)
Packaging Coordinators Holdings, LLC
Healthcare Products	Ordinary shares(2)	—	—	19,427		1,000	1,181	0.17%
Ancora Acquisition LLC(11)
Education	Preferred shares(2)	—	—	372		83	83	0.01%
Total Shares—United States						$56,083	$59,273	8.61%
Total Shares						$56,163	$59,329	8.62%
Warrants—United States
Learning Care Group (US), Inc.
Education	Warrants(2)	—	—	844		$194	$503
	Warrants(2)	—	—	3,589		61	2,136
						255	2,639	0.38%
YP Holdings LLC(8)
YP Equity Investors LLC
Media	Warrants(2)	—	—	5		—	1,944	0.28%
UniTek Global Services, Inc.
Business Services	Warrants(2)	—	—	1,014,451	(6)	1,449	1,694	0.25%
Storapod Holding Company, Inc.
Consumer Services	Warrants(2)	—	—	360,129		156	594	0.09%
Alion Science and Technology Corporation
Federal Services	Warrants(2)	—	—	6,000		293	94	0.01%
Ancora Acquisition LLC(11)
Education	Warrants(2)	—	—	20		—	—	—%
Total Warrants—United States						$2,153	$6,965	1.01%
Total Funded Investments						$1,095,728	$1,116,826	162.21%

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Unfunded Debt Investments—United States
Aspen Dental Management, Inc.
Healthcare Services	First lien(2)(9)—Undrawn	—	4/6/2016	$5,000	$(388)	$(388)	(0.06)%
Advantage Sales & Marketing Inc.
Business Services	First lien(2)(9)—Undrawn	—	12/17/2015	10,500	(1,260)	(787)	(0.11)%
Total Unfunded Debt Investments				$15,500	$(1,648)	$(1,175)	(0.17)%
Total Investments					$1,094,080	$1,115,651	162.04%

(1)                                      New Mountain Finance Holdings, L.L.C. (“NMF Holdings”) generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)                                      Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian. See Note 7, Borrowings, for details.

(3)                                      Investment is pledged as collateral for the SLF Credit Facility, a revolving credit facility among New Mountain Finance SPV Funding, L.L.C. as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian. See Note 7, Borrowings, for details.

(4)                                      NMF Holdings holds investments in two related entities of Stratus Technologies Bermuda Holdings, Ltd. (“Stratus Holdings”). NMF Holdings directly holds ordinary and preferred equity in Stratus Holdings and has a credit investment in the joint issuers of Stratus Technologies Bermuda Ltd. (“Stratus Bermuda”) and Stratus Technologies, Inc. (“Stratus U.S.”), collectively, the “Stratus Notes”. Stratus U.S. is a wholly-owned subsidiary of Stratus Bermuda, which in turn is a wholly-owned subsidiary of Stratus Holdings. Stratus Holdings is the parent guarantor of the credit investment of the Stratus Notes.

(5)                                      Investment is on non-accrual status.

(6)                                      NMF Holdings holds 1,014,451 warrants in UniTek Global Services, Inc., which represents a 4.46% equity ownership on a fully diluted basis.

(7)                                      Securities are registered under the Securities Act.

(8)                                      NMF Holdings holds investments in two related entities of YP Holdings LLC. NMF Holdings directly holds warrants to purchase a 4.96% membership interest of YP Equity Investors, LLC (which at closing represented an indirect 1.0% equity interest in YP Holdings LLC) and holds an investment in the Term Loan B loans issued by YP LLC, a subsidiary of YP Holdings LLC.

(9)                                      Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities. Cost amounts represent the cash received at settlement date net the impact of paydowns and cash paid for drawn revolvers.

(10)                                  NMF Holdings holds investments in Packaging Coordinators, Inc. and one related entity of Packaging Coordinators, Inc. NMF Holdings has a credit investment in Packaging Coordinators, Inc. and holds ordinary equity in Packaging Coordinators Holdings, LLC, a wholly- owned subsidiary of Packaging Coordinators, Inc

(11)                                  NMF Holdings holds investments in ATI Acquisition Company and Ancora Acquisition LLC. NMF Holdings has credit investments in ATI Acquisition Company and preferred equity and warrants to purchase units of common membership interests of Ancora Acquisition LLC. NMF Holdings received its investments in Ancora Acquisition LLC as a result of its investments in ATI Acquisition Company.

(12)                                  NMF Holdings holds an investment in CompassLearning, Inc. that is structured as a first lien last out term loan.

*                                            All or a portion of interest contains payments-in-kind (“PIK”).

**                                        Indicates assets that NMF Holdings deems to be “non- qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of NMF Holdings’ total assets at the time of acquisition of any additional non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of

New Mountain Finance Corporation

June 30, 2014

(in thousands, except share data)

(unaudited)

Note 1. Formation and Business Purpose

New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the “Predecessor Operating Company”) is a Delaware limited liability company. Until May 8, 2014, NMF Holdings was externally managed and was regulated as a BDC under the 1940 Act. As such, NMF Holdings was obligated to comply with certain regulatory requirements. NMF Holdings was treated as a partnership for U.S. federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, NMF Holdings’ existence as a partnership for U.S. federal income tax purposes terminated and NMF Holdings became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes. For additional information on the Company’s organizational structure prior to May 8, 2014, see Restructuring.

Until May 8, 2014, NMF Holdings was externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”). As of May 8, 2014, the Investment Adviser now serves as the external investment adviser to NMFC. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

Until April 25, 2014, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”) was a Delaware corporation that was originally incorporated on March 11, 2011. AIV Holdings was dissolved on April 25, 2014. Guardian AIV, a Delaware limited partnership, was AIV Holdings’ sole stockholder. AIV Holdings was a closed-end, non-diversified management investment company that was regulated as a BDC under the 1940 Act. As such, AIV Holdings was obligated to comply with certain regulatory requirements. AIV Holdings was treated, and complied with the requirements to qualify annually, as a RIC under the Code.

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, NMF Holdings acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

Restructuring

Prior to the Restructuring (as defined below), NMFC and AIV Holdings were holding companies with no direct operations of their own, and their sole asset was their ownership in NMF Holdings. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF

Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of NMF Holdings (the number of units were equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC’s common stock on a one-for-one basis at any time.

The original structure was designed to generally prevent NMFC from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities’ assets, and rather such amounts would be allocated generally to AIV Holdings. The result was that any distributions made to NMFC’s stockholders that were attributable to such gains generally were not treated as taxable dividends but rather as return of capital.

Since NMFC’s IPO, and through June 30, 2014, NMFC raised approximately $292,112 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC now owns 100.0% of the units of NMF Holdings, which is now a wholly-owned subsidiary of NMFC.

As a BDC, AIV Holdings had been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of AIV Holdings’ business model, AIV Holdings’ board of directors determined that continuation as a BDC was not in the best interests of AIV Holdings and Guardian AIV. Specifically, given that AIV Holdings was formed for the sole purpose of holding units of NMF Holdings and AIV Holdings had disposed of all of the units of NMF Holdings that it was holding as of February 3, 2014, the board of directors of AIV Holdings approved and declared advisable at an in-person meeting held on March 25, 2014 the withdrawal of AIV Holdings’ election to be regulated as a BDC under the 1940 Act. In addition, the board of directors of AIV Holdings approved and declared advisable for AIV Holdings to terminate its registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to dissolve AIV Holdings under the laws of the State of Delaware.

Upon receipt of the necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the United States Securities and Exchange Commission (“SEC”) of AIV Holdings’ notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings’ BDC election was filed with the SEC, AIV Holdings was no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.

In addition, on April 15, 2014, AIV Holdings filed a Form 15 with the SEC to terminate AIV Holdings’ registration under Section 12(g) of the Exchange Act. After these SEC filings and any other federal or state regulatory or tax filings were made, AIV Holdings proceeded to dissolve under Delaware law by filing a certificate of dissolution in Delaware on April 25, 2014.

Until May 8, 2014, as a BDC, NMF Holdings had been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of NMF Holdings’ current business model, NMF Holdings’ board of directors determined at an in-person meeting held on March 25, 2014 that continuation as a BDC was not in the best interests of NMF Holdings.

At the 2014 joint annual meeting of the stockholders of NMFC and the sole unit holder of NMF Holdings, which was held on May 6, 2014, the stockholders of NMFC and the sole unit holder of NMF Holdings approved a proposal which authorized the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC. Additionally, the stockholders of NMFC approved an investment advisory and management agreement between NMFC and the Investment Adviser. Upon receipt of the necessary stockholder/unit holder approval to authorize the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the SEC of NMF Holdings’ notification of withdrawal on Form N-54C on May 8, 2014.

In addition, effective May 8, 2014, NMF Holdings amended and restated its Limited Liability Company Agreement, (as amended and restated, the “Operating Agreement”) such that the board of directors of NMF Holdings was dissolved and NMF

Holdings remained a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for NMF Holdings’ existing credit facility, and NMFC assumed all other operating activities previously undertaken by NMF Holdings under the management of the Investment Adviser (collectively, the “Restructuring”). After the Restructuring, all wholly-owned subsidiaries of NMFC are consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Also, on May 8, 2014, NMF Holdings filed Form 15 with the SEC to terminate NMF Holdings’ registration under Section 12(g) of the Exchange Act. As a special purpose entity, NMF Holdings is bankruptcy-remote and non-recourse to NMFC. In addition, the assets remaining at NMF Holdings will continue to be used to secure NMF Holdings’ current credit facility.

New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”) is a Delaware limited liability company.  NMF SLF is a wholly owned subsidiary of the Company and is bankruptcy-remote and non-recourse to NMFC. During 2014, the Company has established wholly owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”) and NMF YP Holdings Inc. (“NMF YP”), which are structured as Delaware entities that serve as tax blockers that hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). Tax blockers are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. The Company has a wholly owned subsidiary, New Mountain Finance Servicing, L.L.C. that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of the Company.

The diagram below depicts the Company’s organizational structure as of June 30, 2014.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. The Company’s portfolio may be concentrated in a limited number of industries.  As of June 30, 2014, the Company’s top five industry concentrations were education, software, business services, distribution & logistics and energy.

Note 2. Summary of Significant Accounting Policies

                                                Basis of accounting—The Company’s financial statements have been prepared in conformity with GAAP. NMFC consolidates its wholly-owned subsidiaries, NMF Holdings, NMF SLF, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora and NMF YP.  Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it was also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund was owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

The Company’s financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for all periods presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company’s portfolio investments are not consolidated in the financial statements. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. Historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, the Predecessor Operating Company’s historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

The Company’s interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X.  Accordingly, the Company’s interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014.

Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company’s Consolidated Statements of Operations as “Net change in unrealized appreciation (depreciation) of investments” and realizations on portfolio investments reflected in the Company’s Consolidated Statements of Operations as “Net realized gains (losses) on investments”.

The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company’s board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company’s quarterly valuation procedures are set forth in more detail below:

(1)                                 Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

(2)                                 Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a.                                      Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.                                      For investments other than bonds, the Company looks at the number of quotes readily available and performs the following:

i.                                          Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained.

ii.                                       Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

c.                                       If an investment falls into (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Company’s board of directors; and

d.                                      When deemed appropriate by the Company’s management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period and the fluctuations could be material.

Prior to the Restructuring, NMFC was a holding company with no direct operations of its own, and its sole asset was its ownership in the Predecessor Operating Company. Prior to the completion of the underwritten secondary public offering on February 3, 2014, AIV Holdings was a holding company with no direct operations of its own, and its sole asset was its ownership in the Predecessor Operating Company. NMFC’s and AIV Holdings’ investments in the Predecessor Operating Company were carried at fair value and represented the respective pro-rata interest in the net assets of the Predecessor Operating Company as of the applicable reporting date. NMFC and AIV Holdings valued their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

See Note 3, Investments, for further discussion relating to investments.

Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. Generally, these securities have original maturities of three months or less.

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

Non-accrual income:  Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is reversed when a loan is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Dividend income: Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees and other miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date.  Other income may also include fees from bridge loans.  The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded.  A fee is received by the Company for providing such commitments. Structuring fees are recognized as income when earned, usually when paid at the closing of the investment.

Prior to the Restructuring, NMFC’s revenue recognition policies were as follows:

Revenue, expenses, and capital gains (losses):  At each quarterly valuation date, the Predecessor Operating Company’s investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) were allocated to NMFC based on its pro-rata interest in the net assets of the Predecessor Operating Company. This was recorded on NMFC’s Statements of Operations. Realized gains and losses were recorded upon sales of NMFC’s investments in the Predecessor Operating Company. Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. was the difference between the net asset value per share and the closing price per share for shares issued as part of the dividend reinvestment plan on the dividend payment date. This net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. included the unrealized appreciation (depreciation) from the IPO. NMFC used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Predecessor Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Predecessor Operating Company. As a result, NMFC experienced immediate unrealized appreciation on its investment.

All expenses, including those of NMFC, were paid and recorded by the Predecessor Operating Company. Expenses were allocated to NMFC based on its pro-rata ownership interest. In addition, the Predecessor Operating Company paid all of the offering costs related to the IPO and subsequent offerings. NMFC recorded its portion of the offering costs as a direct reduction to net assets and the cost of its investment in the Predecessor Operating Company.

Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 7, Borrowings, for details.

Deferred financing costs—The deferred financing costs of the Company consists of capitalized expenses related to the origination and amending of the Company’s borrowings. The Company amortizes these costs into expense using the straight-line method over the stated life of the related borrowing. See Note 7, Borrowings, for details.

Income taxes—The Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a RIC under subchapter M of the Code. As a RIC, the Company is not subject to federal income tax on the portion of taxable income and gains timely distributed to its stockholders.

To continue to qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.

Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

For federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof.

The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes.

For the three and six months ended June 30, 2014, the Company recognized a provision for income tax on unrealized appreciation of investments of $386 and $386, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. The Company did not recognize a benefit or provision for tax on unrealized appreciation during the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, $386 and $0, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized appreciation of investments held in tax blocker corporations.

The Company has adopted the Income Taxes topic of the Codification (“ASC 740”). ASC 740 provides guidance for income taxes, including how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on its analysis, the Company has determined that there were no material uncertain income tax positions through December 31, 2013. The 2011, 2012 and 2013 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.

Dividends—Distributions to common stockholders of the Company are recorded on the record date as set by the board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to maintain its status as a RIC. The Company intends to distribute approximately all of its adjusted net investment income (see Note 5, Agreements) on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.

The Company has adopted a dividend reinvestment plan that provides on behalf of its stockholders for reinvestment of any distributions declared, unless a stockholder elects to receive cash.

The Company applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders’ accounts is greater than 110.0% of the last determined net asset value of the shares, the Company will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices.

If the price at which newly issued shares are to be credited to stockholders’ accounts is less than 110.0% of the last determined net asset value of the shares, the Company will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of the Company’s common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of the Company’s stockholders have been tabulated.

Earnings per share—Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assumed to be outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive.  The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.

Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with “Net change in unrealized appreciation (depreciation) of investments” and “Net realized gains (losses) on investments” in the Company’s Consolidated Statements of Operations.

Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies. This movement is beyond the control of the Company and cannot be predicted.

Use of estimates—The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company’s financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

Dividend income recorded related to distributions received from flow-through investments is an accounting estimate based on the most recent estimate of the tax treatment of the distribution. During the three months ended March 31, 2014, the Predecessor Operating Company adjusted an accounting estimate related to the classification of dividend income for a distribution received from one of the Predecessor Operating Company’s warrant investments. Based on updated tax projections received during the quarter ended March 31, 2014, the Predecessor Operating Company increased dividend income by $214 and reduced the realized gain by $214 to agree to the tax treatment on the investment. This resulted in a reclass from capital gains incentive fee to incentive fee of $43 for the quarter ended March 31, 2014. Based on updated tax projections received during the three months ended June 30, 2014, the Company increased dividend income by $472 and reduced the realized gain by $472 to agree to the tax treatment of a distribution received in the first quarter of 2014 from one of the Company’s warrant investments. This resulted in a reclass from capital gains incentive fee to incentive fee of $94 for the quarter ended June 30, 2014.

Note 3. Investments

At June 30, 2014, the Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$631,717	$639,882
Second lien	555,499	568,723
Subordinated	23,305	24,108
Equity and other	72,000	78,159
Total investments	$1,282,521	$1,310,872

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Education	$257,630	$267,825
Software	242,928	249,717
Business Services	181,773	184,052
Distribution & Logistics	122,700	124,330
Energy	111,952	113,798
Healthcare Services	98,854	101,115
Federal Services	92,784	93,411
Media	57,851	60,006
Healthcare Products	39,992	41,711
Specialty Chemicals and Materials	19,808	20,249
Consumer Services	14,927	15,767
Industrial Services	13,852	14,143
Investment in Fund	11,500	11,500
Healthcare Information Technology	10,430	7,665
Business Products	5,460	5,583
Information Technology	80	—
Total investments	$1,282,521	$1,310,872

At December 31, 2013, NMFC’s only investment was its investment in the Predecessor Operating Company. At December 31, 2013, the Predecessor Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$550,534	$553,549
Second lien	460,078	468,945
Subordinated	25,152	26,863
Equity and other	58,316	66,294
Total investments	$1,094,080	$1,115,651

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$243,158	$249,174
Education	225,214	235,787
Business Services	140,797	145,465
Distribution & Logistics	120,156	120,247
Federal Services	84,965	83,888
Healthcare Services	78,295	80,331
Energy	69,757	69,255
Media	42,808	45,932
Healthcare Products	40,285	41,772
Consumer Services	14,918	15,628
Industrial Services	13,858	14,263
Healthcare Information Technology	13,454	7,324
Information Technology	6,415	6,585
Total investments	$1,094,080	$1,115,651

As of June 30, 2014, the Company’s two super priority first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. During the third quarter of 2013, the Predecessor Operating Company received preferred shares and warrants in Ancora Acquisition LLC, in relation to the two super priority first lien positions in ATI Acquisition Company. As of June 30, 2014, the Company’s investment had an aggregate cost basis of $1,611, an aggregate fair value of $402 and total unearned interest income of $81 and $161, respectively for the three and six months then ended. As of December 31, 2013, the Predecessor Operating Company’s total investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1,611 and an aggregate fair value of $419. As of June 30, 2014 and December 31, 2013, unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.

As of June 30, 2014, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $6,900 and $0, respectively. The Company had unfunded commitments in the form of a delayed draw or other future funding commitments of $39,325 as of June 30, 2014. The unfunded commitments on revolving credit facilities are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2014.

At December 31, 2013, NMFC’s only investment was its investment in the Predecessor Operating Company.  As of December 31, 2013, the Predecessor Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $15,500 and $0, respectively. The Predecessor Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of December 31, 2013. The unfunded commitments on revolving credit facilities are disclosed on the Predecessor Operating Company’s Consolidated Schedule of Investments as of December 31, 2013.

NMFC Senior Loan Program I, LLC

On June 10, 2014, NMFC Senior Loan Program I, LLC (“SLP I”) was formed as a Delaware limited liability company.  SLP I is a portfolio company of the Company.  SLP I is structured as a private investment fund, all of the investors in which are qualified purchasers, as such term is defined under the 1940 Act.  Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable.  SLP I operates under a limited liability company agreement (the “Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the Agreement.  The term may be extended for up to one year pursuant to certain terms of the Agreement.  SLP I has a three year re-investment period.

SLP I is capitalized with $93,000 of capital commitments, $275,000 of debt from a revolving credit facility and is managed by the Company.  The Company’s capital commitment is $23,000, representing less than 25% ownership, with third party investors representing the remaining capital commitment.  As of June 30, 2014, $46,500 of the capital had been called and funded and there was no debt outstanding.  The Company’s investment in SLP I is reflected in the June 30, 2014 Consolidated Schedule of Investments.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided.  As a result, SLP I is classified as an affiliate of the Company.  For the three months ended June 30, 2014, the Company earned approximately $4 in management fees related to SLP I which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations.  As of June 30, 2014, approximately $4 of management fees related to SLP I were included in receivable from affiliates on the Consolidated Statements of Assets and Liabilities.

SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.

Investment risk factors—First and second lien debt that the Company invests in is entirely, or almost entirely, rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” debt investments, and may be considered “high risk” compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company’s debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity.  First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.

Subordinated debt is generally subject to similar risks as those associated with first and second lien debt, except that such debt is subordinated in payment and /or lower in lien priority. Subordinated debt is subject to the additional risk that the cash flow of the borrower and the property securing the debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured and unsecured obligations of the borrower.

Note 4. Fair Value

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

Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by ASC 820, the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:

•                  Quoted prices for similar assets or liabilities in active markets;

•                  Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

•                  Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

•                  Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.

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

The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period. Reclassifications impacting the fair value hierarchy are reported as transfers in/out of the respective leveling categories as of the beginning of the quarter in which the reclassifications occur.

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2014:

	Total	Level I	Level II	Level III
First lien	$639,882	$—	$533,375	$106,507
Second lien	568,723	—	455,562	113,161
Subordinated	24,108	—	9,258	14,850
Equity and other	78,159	416	—	77,743
Total investments	$1,310,872	$416	$998,195	$312,261

At December 31, 2013, NMFC’s only investment was its investment in the Predecessor Operating Company. The following table summarizes the levels in the fair value hierarchy that the Predecessor Operating Company’s portfolio investments fall into as of December 31, 2013:

	Total	Level I	Level II	Level III
First lien	$553,549	$—	$525,138	$28,411
Second lien	468,945	—	413,407	55,538
Subordinated	26,863	—	21,692	5,171
Equity and other	66,294	1,694	—	64,600
Total investments	$1,115,651	$1,694	$960,237	$153,720

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2014, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2014:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2014	$202,948	$58,973	$73,248	$5,171	$65,556
Total gains or losses included in earnings:
Net realized gains on investments	5,306	—	—	196	5,110
Net change in unrealized (depreciation) appreciation	(1,245)	188	433	(196)	(1,670)
Purchases, including capitalized PIK and revolver fundings	77,151	47,801	—	15,238	14,112
Proceeds from sales and paydowns of investments	(11,379)	(455)	—	(5,559)	(5,365)
Transfers into Level III (1)	39,480	—	39,480	—	—
Fair value, June 30, 2014	$312,261	$106,507	$113,161	$14,850	$77,743
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,641	$188	$433	$—	$1,020

(1)                             As of June 30, 2014, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

At June 30, 2013, NMFC’s only investment was its investment in the Predecessor Operating Company.  The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor Operating Company at June 30, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other (2)
Fair value, March 31, 2013	$110,619	$31,934	$44,103	$23,780	$10,802
Total gains or losses included in earnings:
Net realized gains on investments	556	176	380	—	—
Net change in unrealized (depreciation) appreciation	(2,380)	186	184	371	(3,121)
Purchases, including capitalized PIK and revolver fundings	35,485	95	13,860	530	21,000
Proceeds from sales and paydowns of investments	(37,653)	(17,653)	(20,000)	—	—
Transfers into Level III (1)	6,574	6,574	—	—	—
Fair value, June 30, 2013	$113,201	$21,312	$38,527	$24,681	$28,681
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Predecessor Operating Company at the end of the period:	$(2,620)	$(312)	$442	$371	$(3,121)

(1)                             As of June 30, 2013, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)                             During the three months ended June 30, 2013, the Predecessor Operating Company received dividends of $6,436 from its equity and other investments, which were recorded as dividend income.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2014, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2014:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2013	$153,720	$28,411	$55,538	$5,171	$64,600
Total gains or losses included in earnings:
Net realized gains on investments	6,824	1,260	—	196	5,368
Net change in unrealized (depreciation) appreciation	(421)	(329)	645	(196)	(541)
Purchases, including capitalized PIK and revolver fundings	125,229	78,190	17,498	15,238	14,303
Proceeds from sales and paydowns of investments	(12,571)	(1,025)	—	(5,559)	(5,987)
Transfers into Level III (1)	39,480	—	39,480	—	—
Fair value, June 30, 2014	$312,261	$106,507	$113,161	$14,850	$77,743
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Companies at the end of the period:	$2,632	$144	$645	$—	$1,843

(1)                             As of June 30, 2014, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

At June 30, 2013, NMFC’s only investment was its investment in the Predecessor Operating Company. The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor Operating Company at June 30, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other (2)
Fair value, December 31, 2012	$119,128	$42,885	$43,255	$22,891	$10,097
Total gains or losses included in earnings:
Net realized gains on investments	577	197	380	—	—
Net change in unrealized (depreciation) appreciation	(783)	111	1,032	548	(2,474)
Purchases, including capitalized PIK and revolver fundings	36,258	95	13,860	1,242	21,061
Proceeds from sales and paydowns of investments	(48,553)	(28,550)	(20,000)	—	(3)
Transfers into Level III (1)	6,574	6,574	—	—	—
Fair value, June 30, 2013	$113,201	$21,312	$38,527	$24,681	$28,681
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Predecessor Operating Company at the end of the period:	$(1,186)	$(172)	$912	$548	$(2,474)

(1)                             As of June 30, 2013, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)                             During the six months ended June 30, 2013, the Predecessor Operating Company received dividends of $6,433 from its equity and other investments, which were recorded as dividend income.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2014 and June 30, 2013. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

The Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs.

Company Performance, Financial Review, and Analysis:  Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company.  Post investment, the Company analyzes each portfolio company’s current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth, margin trends, liquidity position, covenant compliance and changes to its capital structure.  The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis.  This analysis is specific to each portfolio company.  The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. In applying the market based approach as of June 30, 2014, the Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in eight of its portfolio companies.  The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  The Company also may use a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of June 30, 2014, the Company used the discount ranges set forth in the table below to value investments in nine of its portfolio companies.

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$106,507	Market approach	EBITDA multiple	7.5	x	10.0	x	8.8	x
		Income approach	Discount rate	7.7%		13.1%		10.0%
Second lien	113,161	Market approach	EBITDA multiple	6.0	x	10.5	x	7.6	x
		Income approach	Discount rate	10.4%		13.4%		11.6%
Subordinated	14,850	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Equity and other	77,743	Market approach	EBITDA multiple	1.6	x	9.5	x	7.6	x
		Income approach	Discount rate	8.0%		18.0%		14.0%
	$312,261	Black Scholes analysis	Expected life in years	2.0		11.9		5.8
			Volatility	27.3%		41.0%		31.7%
			Discount rate	1.7%		4.1%		3.0%

(1)                                 Fair value was determined based on transaction pricing or recent acquisition as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility (as defined in Note 7, Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of June 30, 2014, as both facilities are continually monitored and examined by both the borrower and the lender. For the year ended December 31, 2013, the Holdings Credit Facility was amended and restated to further increase the maximum amount of revolving borrowings available. The fair value of the Holdings Credit Facility and SLF Credit Facility are considered Level III. The fair value of the Convertible Notes (as defined in Note 7, Borrowings) as of June 30, 2014 was $117,588, which was based on quoted prices and considered Level II.  See Note 7, Borrowings, for details. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items.

Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company’s portfolio companies conduct their operations, as well as general economic and political conditions, may have a significant negative impact on the operations and profitability of the

Company’s investments and/or on the fair value of the Company’s investments. The Company’s investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

Note 5. Agreements

NMF Holdings entered into an investment advisory and management agreement, as amended and restated with the Investment Adviser. Until May 8, 2014, under the investment advisory and management agreement, the Investment Adviser managed the day-to-day operations of, and provides investment advisory services to, NMF Holdings. For providing these services, the Investment Adviser receives a fee from NMF Holdings, consisting of two components—a base management fee and an incentive fee.

On May 6, 2014, the stockholders of NMFC approved an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which became effective on May 8, 2014. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets, which equals the Company’s total assets on the Consolidated Statements of Assets and Liablities, less (i) the borrowings under the SLF Credit Facility (as defined in Note 7, Borrowings) and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets, which equals the Company’s total assets, as determined in accordance with GAAP, borrowings under the SLF Credit Facility, and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of June 30, 2014), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Under GAAP, NMFC’s IPO did not step-up the cost basis of the Predecessor Operating Company’s existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company’s investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold, repaid or mature in the future. The Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on the Company’s investments as if each investment was purchased at the date of the IPO, or stepped up to fair market value. This is defined as “Pre-Incentive Fee Adjusted Net Investment Income”. The Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains (“Adjusted Realized Capital Gains”) or losses (“Adjusted Realized Capital Losses”) and unrealized capital appreciation (“Adjusted Unrealized Capital Appreciation”) and unrealized capital depreciation (“Adjusted Unrealized Capital Depreciation”).

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

The second part will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of the Company’s Adjusted Realized Capital Gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.

The following table summarizes the management fees and incentive fees incurred by NMFC for the three and six months ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Management fee	$2,742	$—	$2,742	$—
Management fee allocated from NMF Holdings(2)	1,879	2,801	5,983	5,006
Total Management fee	4,621	2,801	8,725	5,006
Incentive fee, excluding accrued capital gains incentive fees	2,747	—	2,747	—
Incentive fee, excluding accrued capital gains incentive fees allocated from NMF Holdings(2)	1,882	4,063	6,248	6,200
Total Incentive fee	4,629	4,063	8,995	6,200
Accrued capital gains incentive fees(1)	763	—	763	—
Accrued capital gains incentive fees allocated from NMF Holdings(1)(2)	523	(1,278)	2,024	380
Total Accrued capital gains incentive fees	1,286	(1,278)	2,787	380

(1)         The accrued capital gains incentive fees would be paid by the Company if the Company ceased operations on June 30, 2014 or June 30, 2013, respectively, and liquidated its investments at the valuations as of the respective quarter ends. Approximately $1,971 of capital gains incentive fees would be owed under the Investment Management Agreement if the Company had ceased operations as of June 30, 2014, as cumulative net Adjusted Realized Capital Gains exceeded cumulative Adjusted Unrealized Capital Depreciation.  As of June 30, 2013, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

(2)         For the three and six months ended June 30, 2013, NMFC is reflecting its proportionate share of the Predecessor Operating Company’s management, incentive and capital gains incentive fees.  For the three and six months ended June 30, 2013, the management fees at NMF Holdings were $3,727 and $7,295, respectively.  For the three and six months ended June 30, 2013, the incentive fee, excluding accrued capital gains incentive fees, at NMF Holdings was $5,407 and $8,865, respectively.  For the three and six months ended June 30, 2013, the accrued capital gains incentive fees at NMF Holdings were $(1,701) and $981, respectively.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Statement of Operations for the three and six months ended June 30, 2014 is adjusted to reflect this step-up to fair market value.

	Three months ended June 30, 2014	Adjustments	Adjusted three months ended June 30, 2014
Investment income (1)
Interest income (2)	$18,788	$(56)	$18,732
Dividend income	972	—	972
Other income	709	—	709
Investment income allocated from NMF Holdings
Interest income (2)	12,847	—	12,847
Dividend income	279	—	279
Other income	113	—	113
Total investment income	33,708	(56)	33,652
Total net expenses pre-incentive fee (3)	10,504	—	10,504
Pre-Incentive Fee Net Investment Income	23,204	(56)	23,148
Incentive fee (4)	5,915	—	5,915
Post-Incentive Fee Net Investment Income	17,289	(56)	17,233
Net realized losses on investments	(1,067)	(46)	(1,113)
Net realized gains on investment allocated from NMF Holdings	5,860	—	5,860
Net change in unrealized appreciation (depreciation) of investments	5,708	102	5,810
Provision for taxes on unrealized appreciation (depreciation) of investments	(386)	—	(386)
Net change in unrealized (depreciation) appreciation of investments allocated from NMF Holdings	(3,742)	—	(3,742)
Net increase in net assets resulting from operations	$23,662		$23,662

(1)                                 Includes investment income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(2)                                 Includes $642 in payment-in-kind interest from investments.

(3)                                 Includes expense waivers and reimbursements of $58.

(4)                                 For the three months ended June 30, 2014, the Company incurred total incentive fees of $5,915, of which $1,286 related to capital gains incentive fees on a hypothetical liquidation basis.

	Six months ended June 30, 2014	Adjustments	Adjusted six months ended June 30, 2014
Investment income (1)
Interest income (2)	$18,788	$(98)	$18,690
Dividend income	972	—	972
Other income	709	—	709
Investment income allocated from NMF Holdings
Interest income (2)	40,515	—	40,515
Dividend income	2,368	—	2,368
Other income	795	—	795
Total investment income	64,147	(98)	64,049
Total net expenses pre-incentive fee (3)	19,018	—	19,018
Pre-Incentive Fee Net Investment Income	45,129	(98)	45,031
Incentive fee (4)	11,782	—	11,782
Post-Incentive Fee Net Investment Income	33,347	(98)	33,249
Net realized losses on investments	(1,067)	(184)	(1,251)
Net realized gains on investment allocated from NMF Holdings	8,568	—	8,568
Net change in unrealized appreciation (depreciation) of investments	5,708	282	5,990
(Provision) benefit for taxes on unrealized appreciation (depreciation) of investments	(386)	—	(386)
Net change in unrealized (depreciation) appreciation of investments allocated from NMF Holdings	940	—	940
Net increase in net assets resulting from operations	$47,110		$47,110

(1)                                 Includes investment income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(2)                                 Includes $1,426 in payment-in-kind interest from investments.

(3)                                 Includes expense waivers and reimbursements of $823.

(4)                                 For the six months ended June 30, 2014, the Company incurred total incentive fees of $11,782, of which $2,787 related to capital gains incentive fees on a hypothetical liquidation basis.

At June 30, 2013, NMFC’s only investment was its investment in the Predecessor Operating Company.  The following Statement of Operations of the Predecessor Operating Company for the three and six months ended June 30, 2013 is adjusted to reflect the step-up to fair market value.

	Three months ended June 30, 2013	Adjustments	Adjusted three months ended June 30, 2013
Investment income
Interest income (1)	$27,321	$(214)	$27,107
Dividend income	6,436	—	6,436
Other income	1,399	—	1,399
Total investment income	35,156	(214)	34,942
Total net expenses pre-incentive fee (2)	7,907	—	7,907
Pre-Incentive Fee Net Investment Income	27,249	(214)	27,035
Incentive fee (3)	3,706	—	3,706
Post-Incentive Fee Net Investment Income	23,543	(214)	23,329
Net realized gains (losses) on investments	3,312	(2,689)	623
Net change in unrealized appreciation of investments	(12,031)	2,903	(9,128)
Net increase in members’ capital resulting from operations	$14,824		$14,824

(1)                                 Includes $904 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $836.

(3)                                 For the three months ended June 30, 2013, the Predecessor Operating Company incurred total incentive fees of $3,706, of which $(1,701) related to capital gains incentive fees on a hypothetical liquidation basis.

	Six months ended June 30, 2013	Adjustments	Adjusted three months ended June 30, 2013
Investment income
Interest income (1)	$52,364	$(693)	$51,671
Dividend income	6,433	—	6,433
Other income	1,677	—	1,677
Total investment income	60,474	(693)	59,781
Total net expenses pre-incentive fee (2)	15,458	—	15,458
Pre-Incentive Fee Net Investment Income	45,016	(693)	44,323
Incentive fee (3)	9,846	—	9,846
Post-Incentive Fee Net Investment Income	35,170	(693)	34,477
Net realized gains (losses) on investments	4,356	(3,149)	1,207
Net change in unrealized appreciation of investments	(141)	3,842	3,701
Net increase in members’ capital resulting from operations	$39,385		$39,385

(1)                                 Includes $1,546 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $1,665.

(3)                                 For the six months ended June 30, 2013, the Predecessor Operating Company incurred total incentive fees of $9,846, of which $981 related to capital gains incentive fees on a hypothetical liquidation basis.

The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company’s financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses, and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. For the three and six months ended June 30, 2014, approximately $299 of indirect administrative expenses were included in the Consolidated Statements of Operations and were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as the expenses were payable to the Administrator.

The Company incurred the following expenses in excess of the expense cap for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Administrative expenses	$58	$—	$58	$—
Administrative expenses allocated from NMF Holdings	—	228	390	434
Professional fees	—	—	—	—
Professional fees allocated from NMF Holdings	—	381	375	690
Other general and administrative expenses	—	—	—	—
Other general and administrative expenses allocated from NMF Holdings	—	—	—	—
Total expense reimbursement	$58	$609	$823	$1,124

As of June 30, 2014, no expense waivers and reimbursements were receivable from an affiliate.  As of June 30, 2013, $381 of the expense waivers and reimbursements were allocated from NMF Holdings and were receivable by NMF Holdings from an affiliate.

The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant the Company, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the “New Mountain” and the “New Mountain Finance” names. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the “New Mountain” and “New Mountain Finance” names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the “New Mountain” or the “New Mountain Finance” names.

NMFC entered into a Registration Rights Agreement with Steven B. Klinsky (the Chairman of the Companies’ board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, the Investment Adviser has the right to require NMFC to register for public resale under the Securities Act of 1933, as amended (the “Securities Act of 1933”), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of NMFC’s common stock issued or issuable in exchange for units and any other shares of NMFC’s common stock held by the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, the Investment Adviser can withdraw its request to have the shares registered. Investment Adviser may assign its rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity will have the right to “piggyback”, or include their own registerable securities in such a registration. Shares held by Steven B. Klinsky were registered on a shelf registration statement on Form N-2.

The Investment Adviser may require NMFC to use its reasonable best efforts to register under the Securities Act of 1933 all or any portion of these registerable securities upon a “demand request”. The demand registration rights are subject to certain limitations.

The Registration Rights Agreement includes limited blackout and suspension periods. In addition, the Investment Adviser may also require NMFC to file a shelf registration statement on Form N-2 for the resale of their registerable securities if NMFC is eligible to use Form N-2 at that time. Holders of registerable securities have “piggyback” registration rights, which means that these holders may include their respective shares in any future registrations of NMFC’s equity securities, whether or not that registration relates to a primary offering by NMFC or a secondary offering by or on behalf of any of NMFC’s stockholders. The Investment Adviser and Steven B. Klinsky (and a related entity) have priority over NMFC in any registration that is an underwritten offering.

The Investment Adviser and Steven B. Klinsky (and a related entity) will be responsible for the expenses of any demand registration (including underwriters’ discounts or commissions) and their pro-rata share of any “piggyback” registration. NMFC has agreed to indemnify the Investment Adviser and Steven B. Klinsky (and a related entity) with respect to liabilities resulting from untrue statements or omissions in any registration statement filed pursuant to the Registration Rights Agreement, other than untrue statements or omissions resulting from information furnished to NMFC by such parties. The Investment Adviser and Steven B. Klinsky (and a related entity) have also agreed to indemnify NMFC with respect to liabilities resulting from untrue statements or omissions furnished by them to NMFC relating to them in any registration statement.

Note 6. Related Parties

The Company has entered into a number of business relationships with affiliated or related parties.

The Company has entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

The Company has entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs.  For the three and six months ended June 30, 2014, approximately $299 of indirect administrative expenses were included in the Consolidated Statements of Operations and were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as the expenses were payable to the Administrator.

The Company, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant the Company, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name “New Mountain” and “New Mountain Finance”.

The Company has adopted a formal code of ethics that governs the conduct of their respective officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with the Company’ investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

Concurrently with the IPO, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Note 7. Borrowings

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016. NMF Holdings became a party to the Holdings Credit Facility upon the IPO of NMFC. The Holdings Credit Facility amends and restates the credit facility of the Predecessor Entities (the “Predecessor Credit Facility”).

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $280,000. As of June 30, 2014, NMF Holdings was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility was amended and restated on May 6, 2014 and as a result, it is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense and non-usage fees incurred on the Holdings Credit Facility for the three and six months ended June 30, 2014 and June 30, 2013.

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest expense	$1,648	$1,408	$3,340	$2,877
Non-usage fee	92	54	151	69
Weighted average interest rate	2.9%	2.9%	2.9%	3.0%
Average debt outstanding	$224,660	$189,027	$228,728	$193,936

As of June 30, 2014 and December 31, 2013, the outstanding balance on the Holdings Credit Facility was $238,101 and $221,849, respectively, and the Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215,000. The SLF Credit Facility is non-recourse to the Company and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of the Company’s investments, but rather to the performance of the underlying portfolio companies.  NMF SLF is not restricted from the purchase or sale of loans with an affiliate. Therefore, specified loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

As of June 30, 2014, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and LIBOR plus 2.75% per annum for second lien loans, respectively. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense and non-usage fees incurred on the SLF Credit Facility for the three and six months ended June 30, 2014 and June 30, 2013.

	Three months ended			Six months ended
	June 30, 2014		June 30, 2013	June 30, 2014		June 30, 2013
Interest expense	$1,212		$1,234	$2,413		$2,420
Non-usage fee	—	(1)	1	—	(1)	2
Weighted average interest rate	2.2%		2.3%	2.2%		2.2%
Average debt outstanding	$215,000		$214,479	$214,996		$214,405

(1)                                 For the three and six months ended June 30, 2014, the total non-usage fee was less than $1 thousand.

As of June 30, 2014 and December 31, 2013, the outstanding balance on the SLF Credit Facility was $215,000 and $214,668, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, dated June 4, 2014 (together with the related guarantee and security agreement, the “NMFC Credit Facility”), among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and Collateral Agent, is structured as a senior secured revolving credit facility and matures on June 4, 2019.  The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds of the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum amount of revolving borrowings available under the NMFC Credit Facility is $50,000.   The Company is permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement.  All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

The NMFC Credit Facility will generally bear interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% (as defined in the Senior Secured Revolving Credit Agreement).

Non-usage fees incurred on the NMFC Credit Facility were $14 for the three and six months ended June 30, 2014. The Company did not incur any interest expense as the Company did not draw on the facility during the three and six months ended June 30, 2014.

Convertible Notes—On June 3, 2014, the Company closed a private offering of $115,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “Indenture”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 62.7746 shares of the Company’s common stock per $1 principal amount of Convertible Notes (7,219,083 common shares) corresponding to an initial conversion price per share of approximately $15.93, which represents a premium of 12.5% to the $14.16 per share closing price of the Company’s common stock on May 28, 2014. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $14.16 per share.  In no event will the total number of shares of common stock issuable upon conversion exceed 70.6214 per $1 principal amount of the Convertible Notes.  The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.

The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As more reflected in Note 11, Earnings Per Share, the issuance is to be considered as part of the if-converted method for calculation of diluted earnings per share.

The Company may not redeem the Convertible Notes prior to maturity. No sinking fund is provided for the Convertible Notes. In addition, if certain corporate events occur in respect of the Company, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.

The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Note, and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture.  As of June 30, 2014, the Company was in compliance with the terms of the Indenture.

Interest expense incurred on the Convertible Notes was $447 for the three and six months ended June 30, 2014.

Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Company’s lenders will have fixed dollar claims on certain assets that are superior to the claims of the Company’s common stockholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company’s fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company’s net asset value. Similarly, leverage may cause a sharper decline in the Company’s income than if the Company had not borrowed. Such a decline could negatively affect the Company’s ability to make dividend payments to its stockholders. Leverage is generally considered a speculative investment technique. The Company’s ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.

Note 8. Regulation

The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).

Additionally as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).

Note 9. Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of June 30, 2014, the Company had unfunded commitments on revolving credit facilities of $6,900, no outstanding bridge financing commitments and other future funding commitments of $39,325. The unfunded commitments on revolving credit facilities are disclosed on the Company’s Consolidated Schedule of Investments. As of December 31, 2013, NMF Holdings had unfunded commitments on revolving credit facilities of $15,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on NMF Holdings’ Consolidated Schedule of Investments.

The Company also has revolving borrowings available under the Holdings Credit Facility, the SLF Credit Facility and the NMFC Credit Facility as of June 30, 2014. See Note 7, Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of June 30, 2014, the Company signed a commitment letter to fund $18,500 in the future, which is included in the other future funding commitments. As of December 31, 2013, NMF Holdings did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Net Assets

The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

					Accumulated
			Paid in Capital	Undistributed	Undistributed Net	Net Unrealized	Total
	Common Stock		in Excess	Net Investment	Realized Gains	Appreciation	Net
	Shares	Par Amount	of Par	Income	(Losses)	(Depreciation)	Assets
Balance at December 31, 2013	45,224,755	$452	$633,383	$—	$5,056	$11,216	$650,107
Issuances of common stock	6,837,482	69	99,481	—	—	—	99,550
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(250)	—	—	—	(250)
Dividends declared	—	—	—	(33,347)	(615)	—	(33,962)
Net increase in net assets resulting from operations	—	—	—	33,347	7,501	6,262	47,110
Balance at June 30, 2014	52,062,237	$521	$732,614	$—	$11,942	$17,478	$762,555

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Earnings per share — basic
Numerator for increase in net assets per share:	$23,662	$10,992	$47,110	$26,508
Denominator for basic weighted average share:	51,595,684	32,289,758	49,343,462	28,797,837
Basic earnings per share:	$0.46	$0.34	$0.95	$0.92
Earnings per share — diluted(1)
Numerator for increase in net assets per share:	$23,662	$10,992	$47,110	$26,508
Adjustment for full income at NMF Holdings:	—	3,832	—	12,877
Adjustment for interest on Convertible Notes and incentive fees, net	358	—	358	—
Numerator for diluted earnings per share:	$24,020	$14,824	$47,468	$39,385

Denominator for basic weighted average share:	51,595,684	32,289,758	49,343,462	28,797,837
Adjustment to assume all AIV Holdings units in NMF Holdings were exchanged for shares of NMFC	—	10,643,366	—	13,092,380
Adjustment for dilutive effect of Convertible Notes	2,697,240	—	1,356,071	—
Denominator for diluted weighted average share:	54,292,924	42,933,124	50,699,533	41,890,217
Diluted earnings per share:	$0.44	$0.35	$0.94	$0.94

(1)         In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Company for the six months ended June 30, 2014 and June 30, 2013. The ratios to average net assets have been annualized.

	Six months ended
	June 30, 2014	June 30, 2013
Per share data (1):
Net asset value, January 1, 2014 and January 1, 2013, respectively	$14.38	$14.06
Net investment income	0.21	—
Net realized and unrealized gains (losses)	0.09	—
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income	0.46	0.84
Net realized and unrealized gains (losses)	0.19	0.10
Total net increase	0.95	0.94
Dividends declared to stockholders from net investment income	(0.67)	(0.68)
Dividends declared to stockholders from net realized gains	(0.01)	—
Net asset value, June 30, 2014 and June 30, 2013, respectively	$14.65	14.32
Per share market value, June 30, 2014 and June 30, 2013, respectively	$14.86	14.16
Total return based on market value (2)	3.43%	(0.42)%
Total return based on net asset value (3)	5.87%	6.76%
Shares outstanding at end of period	52,062,237	38,148,548
Average weighted shares outstanding for the period	49,343,462	28,797,837
Average net assets for the period	$724,234	$410,769
Ratio to average net assets (4):
Net investment income	9.29%	11.88%
Total expenses, before waivers/reimbursements	8.81%	8.99%
Total expenses, net of waivers/reimbursements	8.58%	8.55%

(1)                                 Per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

(2)                                 Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan.

(3)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(4)                                 Ratio to average net assets for the six months ended June 30, 2014 and June 30, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the six months ended June 30, 2014, the Company is reflecting its proportionate share of the Predecessor Operating Company’s net investment income and expenses as well as its net investment income and expenses. For the six months ended June 30, 2013, the Company is reflecting its proportionate share of the Predecessor Operating Company’s net investment income and expenses.

The following information sets forth the financial highlights for the Company for the six months ended June 30, 2014 and NMF Holdings for the six months ended June 30, 2013.

	NMFC	NMF Holdings
	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Average debt outstanding—Holdings Credit Facility (1)	$226,905	$193,936
Average debt outstanding—SLF Credit Facility (1)	$213,141	$214,405
Average debt outstanding—Convertible Notes	$17,790	$—
Asset coverage ratio	234.23%	253.72%
Portfolio turnover (2)	11.39%	19.53%

(1)                                 For the six months ended June 30, 2014, average debt outstanding represents the Company’s proportionate share of the Predecessor Operating Company’s average debt outstanding as well as the Company’s average debt outstanding. The average debt outstanding for the six months ended June 30, 2014 at the Holdings Credit Facility and SLF Credit Facility was $228,728 and $214,996, respectively.

(2)                                 For the six months ended June 30, 2014, portfolio turnover represents the investment activity of the Predecessor Operating Company and the Company.

Note 13. Recent Accounting Standards Updates

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), which contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013. The Company is an investment company that is applying the specialized guidance in Topic 946 as of January 1, 2014.

Note 14. Subsequent Events

On July 30, 2014, the Company’s board of directors declared a special distribution of $0.12 per share payable on September 3, 2014 to holders of record as of August 20, 2014.

On August 1, 2014, the Company’s wholly-owned subsidiary, SBIC LP received approval for a license from the United States Small Business Administration to operate a Small Business Investment Company.

On August 5, 2014, the Company’s board of directors declared a third quarter 2014 distribution of $0.34 per share payable on September 30, 2014 to holders of record as of September 16, 2014.

Deloitte & Touche LLP

30 Rockefeller Plaza
New York, NY 10112
USA

Tel: 212 436 2000
Fax: 212 436 5000
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of

New Mountain Finance Corporation

New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation as of June 30, 2014, including the consolidated schedule of investments, and the related consolidated statements of operations for the three and six month periods ended June 30, 2014 and 2013, and the consolidated statements of changes in net assets, and cash flows for the six month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the management of New Mountain Finance Corporation.

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

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the interim financial statements, the Company completed a restructuring during the three month period ended June 30, 2014.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2013, the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2014, we expressed an unqualified opinion on those financial statements.

In our opinion, the information set forth in the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2013, is fairly stated, in all material respects, in relation to the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2013, from which they have been derived.

/s/ DELOITTE & TOUCHE LLP

August 6, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in management’s discussion and analysis of financial condition and results of operations relates to New Mountain Finance Corporation, including its wholly-owned direct and indirect subsidiaries (collectively, “we”, “us”, “our”, “NMFC” or the “Company”).

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report.

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of the Company. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•                  statements concerning the impact of a protracted decline in the liquidity of credit markets;

•                  the general economy, including interest and inflation rates, and its impact on the industries in which the Company invests;

•                  the ability of the Company’s portfolio companies to achieve their objectives;

•                  the Company’s ability to make investments consistent with its investment objectives, including with respect to the size, nature and terms of its investments;

•                  the ability of New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) or its affiliates to attract and retain highly talented professionals;

•                  actual and potential conflicts of interest with the Investment Adviser and other affiliates of New Mountain Capital Group, L.L.C.; and

•                  the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2013.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2013.

We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

NMFC is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the “Predecessor Operating Company”) is a Delaware limited liability company. Until May 8, 2014, NMF Holdings was externally managed and was regulated as a BDC under the 1940 Act. As such, NMF Holdings was obligated to comply with certain regulatory requirements. NMF Holdings was treated as a partnership for U.S. federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, NMF Holdings’ existence as a partnership for U.S. federal income tax purposes terminated and NMF Holdings became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes. For additional information on our organizational structure prior to May 8, 2014, see “—Restructuring”.

Until May 8, 2014, NMF Holdings was externally managed by the Investment Adviser. As of May 8, 2014, the Investment Adviser now serves as the external investment adviser to NMFC. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-

owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $12.0 billion as of June 30, 2014, which includes total assets held by the the Company. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

Until April 25, 2014, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”) was a Delaware corporation that was originally incorporated on March 11, 2011. AIV Holdings was dissolved on April 25, 2014. Guardian AIV, a Delaware limited partnership, was AIV Holdings’ sole stockholder. AIV Holdings was a closed-end, non-diversified management investment company that had elected to be regulated as a BDC under the 1940 Act. As such, AIV Holdings was obligated to comply with certain regulatory requirements. AIV Holdings had elected to be treated, and complied with the requirements to continue to qualify annually, as a RIC under the Code.

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, NMF Holdings acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

Restructuring

Prior to the Restructuring (as defined below), NMFC and AIV Holdings were holding companies with no direct operations of their own, and their sole asset was its ownership in NMF Holdings. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of NMF Holdings (the number of units were equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC’s common stock on a one-for-one basis at any time.

The original structure was designed to generally prevent NMFC from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities’ assets, and rather such amounts would be allocated generally to AIV Holdings. The result was that any distributions made to NMFC’s stockholders that were attributable to such gains generally were not treated as taxable dividends but rather as return of capital.

Since NMFC’s IPO, and through June 30, 2014, NMFC raised approximately $292.1 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC now owns 100.0% of the units of NMF Holdings, which is now a wholly-owned subsidiary of NMFC.

As a BDC, AIV Holdings had been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of AIV Holdings’ business model, AIV Holdings’ board of directors had determined that continuation as a BDC was not in the best interests of AIV Holdings and Guardian AIV at the present time. Specifically, given that AIV Holdings was formed for the sole purpose of holding units of NMF Holdings and AIV Holdings had disposed of all of the units of NMF Holdings that it was holding as of February 3, 2014, the board of directors of AIV Holdings approved and declared advisable at an in-person meeting held on March 25, 2014 the withdrawal of AIV Holdings’ election to be regulated as a BDC under the 1940 Act. In addition, the board of directors of AIV Holdings approved and declared advisable for AIV Holdings to terminate its registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to dissolve AIV Holdings under the laws of the State of Delaware.

Upon receipt of necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the Securities and Exchange Commission (“SEC”) of AIV Holdings’ notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings’ BDC election was filed with the SEC, AIV Holdings was no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.

In addition, on April 15, 2014, AIV Holdings filed a Form 15 with the SEC to terminate AIV Holdings’ registration under Section 12(g) of the Exchange Act. After these SEC filings and any other federal or state regulatory or tax filings were made, AIV Holdings proceeded to dissolve under Delaware law by filing a certificate of dissolution in Delaware on April 25, 2014.

Until May 8, 2014, as a BDC, NMF Holdings had been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of NMF Holdings’ current business model, NMF Holdings’ board of directors determined at an in-person meeting held on March 25, 2014 that continuation as a BDC was not in the best interests of NMF Holdings at the present time.

At the 2014 joint annual meeting of the stockholders of NMFC and the sole unit holder of NMF Holdings, which was held on May 6, 2014, the stockholders of NMFC and the sole unit holder of NMF Holdings approved a proposal which authorized the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC. Additionally, the stockholders of NMFC approved an investment advisory and management agreement between NMFC and the Investment Adviser. Upon receipt of the necessary stockholder/unit holder approval to authorize the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the SEC of NMF Holdings’ notification of withdrawal on Form N-54C on May 8, 2014.

In addition, effective May 8, 2014, NMF Holdings amended and restated its Limited Liability Company Agreement, (as amended and restated, the “Operating Agreement”) such that the board of directors of NMF Holdings was dissolved and NMF Holdings remained a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for NMF Holdings’ existing credit facility, and NMFC assumed all other operating activities previously undertaken by NMF Holdings under the management of the Investment Adviser (collectively, the “Restructuring”). After the Restructuring, all wholly-owned subsidiaries of NMFC are consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Also, on May 8, 2014, NMF Holdings filed Form 15 with the SEC to terminate NMF Holdings’ registration under Section 12(g) of the Exchange Act. As a special purpose entity, NMF Holdings is bankruptcy-remote and non-recourse to NMFC. In addition, the assets remaining at NMF Holdings will continue to be used to secure NMF Holdings’ current credit facility.

New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”) is a Delaware limited liability company.  NMF SLF is a wholly owned subsidiary of the Company and is bankruptcy-remote and non-recourse to NMFC. During 2014, the Company has established wholly owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”) and NMF YP Holdings Inc. (“NMF YP”), which are structured as Delaware entities that serve as tax blockers that hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). Tax blockers are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. The Company has a wholly owned subsidiary, New Mountain Finance Servicing, L.L.C. that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., LLC (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of the Company.

The diagram below depicts the Company’s organizational structure as of June 30, 2014.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Our portfolio may be concentrated in a limited number of industries.  As of June 30, 2014, our top five industry concentrations were education, software, business services, distribution & logistics and energy.

As of June 30, 2014, the Company’s net asset value was $762.6 million and its portfolio had a fair value of approximately $1,310.9 million in 67 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.7%. This Yield to Maturity at Cost (“Yield to Maturity at Cost”) calculation assumes that all investments not on non-accrual are purchased at the adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date). This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate (“LIBOR”) curves at each quarter’s end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in the Company’s portfolio or other factors.

Recent Developments

On July 30, 2014, the Company’s board of directors declared a special distribution of $0.12 per share payable on September 3, 2014 to holders of record as of August 20, 2014.

On August 1, 2014, the Company’s wholly-owned subsidiary, SBIC LP received approval for a license from the United States Small Business Administration to operate a Small Business Investment Company.

On August 5, 2014, the Company’s board of directors declared a third quarter 2014 distribution of $0.34 per share payable on September 30, 2014 to holders of record as of September 16, 2014.

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

Basis of Accounting

The Company consolidates its wholly-owned subsidiaries, NMF Holdings, NMF SLF, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora and NMF YP. Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it is also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

Valuation and Leveling of Portfolio Investments

At all times consistent with GAAP and the 1940 Act, the Company conducts a valuation of assets, which impacts its net asset value.

The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company’s board of directors is ultimately and solely responsible for determining the fair value of its portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company’s quarterly valuation procedures are set forth in more detail below:

(1)                                 Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

(2)                                 Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a.                                      Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.                                      For investments other than bonds, the Company looks at the number of quotes readily available and performs the following:

i.                                          Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

ii.                                       Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

c.                                       If an investment falls into (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Company’s board of directors; and

d.                                      When deemed appropriate by the Company’s management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period and the fluctuations could be material.

GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:

Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:

•                  Quoted prices for similar assets or liabilities in active markets;

•                  Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

•                  Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

•                  Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.

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

The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period. Reclassifications impacting the fair value hierarchy are reported as transfers in/out of the respective leveling categories as of the beginning of the quarter in which the reclassifications occur.

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2014:

(in thousands)	Total	Level I	Level II	Level III
First lien	$639,882	$—	$533,375	$106,507
Second lien	568,723	—	455,562	113,161
Subordinated	24,108	—	9,258	14,850
Equity and other	78,159	416	—	77,743
Total investments	$1,310,872	$416	$998,195	$312,261

The Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs.

Company Performance, Financial Review, and Analysis:  Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company.  Post investment, the Company analyzes each portfolio company’s current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth, margin trends, liquidity position, covenant compliance and changes to its capital structure.  The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis.  This analysis is specific to each portfolio company.  The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  In applying the market based approach as of June 30, 2014, the Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in eight of its portfolio companies.  The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. In applying the income based approach as of June 30, 2014, the Company used the discount ranges set forth in the table below to value investments in nine of its portfolio companies.

(in thousands)

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$106,507	Market approach	EBITDA multiple	7.5	x	10.0	x	8.8	x
		Income approach	Discount rate	7.7%		13.1%		10.0%
Second lien	113,161	Market approach	EBITDA multiple	6.0	x	10.5	x	7.6	x
		Income approach	Discount rate	10.4%		13.4%		11.6%
Subordinated	14,850	Other (1)	N/A (1)	N/A	(1)	N/A	(1)	N/A	(1)
Equity and other	77,743	Market approach	EBITDA multiple	1.6	x	9.5	x	7.6	x
		Income approach	Discount rate	8.0%		18.0%		14.0%
	$312,261	Black Scholes analysis	Expected life in years	2		11.9		5.8
			Volatility	27.3%		41.0%		31.7%
			Discount rate	1.7%		4.1%		3.0%

(1)                                 Fair value was determined based on transaction pricing or recent acquisition as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I, LLC

On June 10, 2014, NMFC Senior Loan Program I, LLC (“SLP I”) was formed as a Delaware limited liability company.  SLP I is a portfolio company of the Company.  SLP I is structured as a private investment fund, all of the investors in which are qualified purchasers, as such term is defined under the 1940 Act.  Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable.  SLP I operates under a limited liability company agreement (the “Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the Agreement.  The term may be extended for up to one year pursuant to certain terms of the Agreement.  SLP I has a three year re-investment period.

SLP I is capitalized with $93.0 million of capital commitments, $275.0 million of debt from a revolving credit facility and is managed by the Company.  The Company’s capital commitment is $23.0 million, representing less than 25% ownership, with third party investors representing the remaining capital commitment.  As of June 30, 2014, $46.5 million of the capital had been called and funded and there was no debt outstanding.  The Company’s investment in SLP I is reflected in the June 30, 2014 Consolidated Schedule of Investments.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided.  As a result, SLP I is classified as an affiliate of the Company.  For the three months ended June 30, 2014, the Company earned approximately $4 thousand in management fees related to SLP I which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations.  As of June 30, 2014, approximately $4 thousand of management fees related to SLP I were included in receivable from affiliates on the Consolidated Statements of Assets and Liabilities.

SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.

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

Non-accrual income:  Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is reversed when a loan is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Dividend income: Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees and other miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans.  The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded.  A fee is received by the Company for providing such commitments. Structuring fees are recognized as income when earned, usually when paid at the closing of the investment.

Prior to the Restructuring, NMFC’s revenue recognition policies were as follows:

Revenue, expenses, and capital gains (losses):  At each quarterly valuation date, the Predecessor Operating Company’s investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) were allocated to NMFC based on its pro-rata interest in the net assets of the Predecessor Operating Company. This was recorded on NMFC’s Statements of Operations. Realized gains and losses are recorded upon sales of NMFC’s investments in the Predecessor Operating Company. Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. is the difference between the net asset value per share and the closing price per share for shares issued as part of the dividend reinvestment plan on the dividend payment date. This net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. includes the unrealized appreciation (depreciation) from the IPO. NMFC used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Predecessor Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Predecessor Operating Company. As a result, NMFC experienced immediate unrealized appreciation on its investment.

All expenses, including those of NMFC, were paid and recorded by the Predecessor Operating Company. Expenses were allocated to NMFC based on pro-rata ownership interest. In addition, the Predecessor Operating Company paid all of the offering costs related to the IPO and subsequent offerings. NMFC recorded its portion of the offering costs as a direct reduction to net assets and the cost of their investment in the Predecessor Operating Company.

Monitoring of Portfolio Investments

The Company monitors the performance and financial trends of its portfolio companies on at least a quarterly basis. The Company attempts to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of its original investment strategy.

The Company uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. The Company uses a four-level numeric rating scale as follows:

•                  Investment Rating 1—Investment is performing materially above expectations;

•                  Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;

•                  Investment Rating 3—Investment is performing materially below expectations and risk has increased materially since the original investment; and

•                  Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that the Company will not recoup its original cost basis in the investment and may realize a substantial loss upon exit.

As of June 30, 2014, all investments in the Company’s portfolio had an Investment Rating of 1 or 2 with the exception of three portfolio company names; two with an Investment Rating of 3 and the other with an Investment Rating of 4. As of June 30, 2014, the Company’s two super priority first lien positions in ATI Acquisition Company and related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of June 30, 2014, the Company’s two super priority first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. During the third quarter of 2013, the Company received preferred shares and warrants in Ancora Acquisition LLC, in relation to the two super priority first lien positions in ATI Acquisition Company. As of June 30, 2014, the Company’s investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.1 million and $0.2 million for the three and six months then ended. Unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.

Portfolio and Investment Activity

The fair value of the Company’s investments was approximately $1,310.9 million in 67 portfolio companies at June 30, 2014.  At December 31, 2013, the Company’s only investment was its investment in the Predecessor Operating Company. The fair value of the Predecessor Operating Company’s investments was approximately $1,115.7 million in 59 portfolio companies at December 31, 2013.

The following table shows the Company’s portfolio and investment activity for the six months ended June 30, 2014 and the portfolio and investment activity for the six months ended June 30, 2013 for the Predecessor Operating Company:

	Six months ended
(in millions)	June 30, 2014	June 30, 2013
New investments in 23 and 17 portfolio companies, respectively	$317.0	$262.3
Debt repayments in existing portfolio companies	62.7	176.5
Sales of securities in 8 and 9 portfolio companies, respectively	75.8	24.9
Change in unrealized appreciation on 36 and 41 portfolio companies, respectively	17.3	16.5
Change in unrealized depreciation 32 and 24 portfolio companies, respectively	(10.5)	(16.6)

At June 30, 2014, the Company’s weighted average Yield to Maturity at Cost was approximately 10.7%. At June 30, 2013, the Predecessor Operating Company’s weighted average Yield to Maturity at Cost was approximately 10.7%.

Recent Accounting Standards Updates

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement and Disclosure Requirements

(“ASU 2013-08”), which contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013. The Company is an investment company that is applying the specialized guidance in Topic 946 as of January 1, 2014.

Results of Operations

Under GAAP, NMFC’s IPO did not step-up the cost basis of the Predecessor Operating Company’s existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company’s investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold, repaid or mature in the future. The Company tracks the transferred (or fair market) value of each of the Predecessor Operating Company’s investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts income as if each investment was purchased at the date of the IPO (or stepped up to fair market value). The respective “Adjusted Net Investment Income” (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) is used in calculating both the incentive fee and dividend payments. See Item 1.—Financial Statements—Note 5, Agreements for additional details.

The following table for the Company for the three months ended June 30, 2014 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three months ended June 30, 2014	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted three months ended June 30, 2014
Investment income (2)
Interest income	$18,788	$(56)	$—	$18,732
Dividend income	972	—	—	972
Other income	709	—	—	709
Investment income allocated from NMF Holdings
Interest income	12,847	—	—	12,847
Dividend income	279	—	—	279
Other income	113	—	—	113
Total investment income	33,708	(56)	—	33,652
Total expenses pre-incentive fee (3)	10,504	—	—	10,504
Pre-Incentive Fee Net Investment Income	23,204	(56)	—	23,148
Incentive fee	5,915	—	(1,286)	4,629
Post-Incentive Fee Net Investment Income	17,289	(56)	1,286	18,519
Net realized losses on investments	(1,067)	(46)	—	(1,113)
Net realized gains on investment allocated from NMF Holdings	5,860	—	—	5,860
Net change in unrealized appreciation (depreciation) of investments	5,708	102	—	5,810
Provision for taxes on unrealized appreciation (depreciation) of investments	(386)	—	—	(386)
Net change in unrealized (depreciation) appreciation of investments allocated from NMF Holdings	(3,742)	—	—	(3,742)
Capital gains incentive fees	—	—	(1,286)	(1,286)
Net increase in net assets resulting from operations	$23,662			$23,662

(1)         For the three months ended June 30, 2014, the Company incurred total incentive fees of $5.9 million, of which $1.3 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)   Includes investment income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(3)         Includes expense waivers and reimbursements of $0.1 million.

For the three months ended June 30, 2014, the Company had a $0.1 million adjustment to interest income for amortization, a decrease of less than $0.1 million to net realized losses and an increase of $0.1 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended June 30, 2014, total adjusted investment income of $33.7 million consisted of approximately $28.4 million in cash interest from investments, approximately $0.7 million in PIK interest from investments, approximately $1.9 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $0.6 million, approximately $1.3 million in dividend income and approximately $0.8 million in other income. The Company’s Adjusted Net Investment Income was $18.5 million for the three months ended June 30, 2014.

The following table for the Company for the six months ended June 30, 2014 is adjusted to reflect the Company’s pro-rata share of the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Six months ended June 30, 2014	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted six months ended June 30, 2014
Investment income (2)
Interest income	$18,788	$(98)	$—	$18,690
Dividend income	972	—	—	972
Other income	709	—	—	709
Investment income allocated from NMF Holdings
Interest income	40,515	—	—	40,515
Dividend income	2,368	—	—	2,368
Other income	795	—	—	795
Total investment income	64,147	(98)	—	64,049
Total expenses pre-incentive fee (3)	19,018	—	—	19,018
Pre-Incentive Fee Net Investment Income	45,129	(98)	—	45,031
Incentive fee	11,782	—	(2,787)	8,995
Post-Incentive Fee Net Investment Income	33,347	(98)	2,787	36,036
Net realized losses on investments	(1,067)	(184)	—	(1,251)
Net realized gains on investment allocated from NMF Holdings	8,568	—	—	8,568
Net change in unrealized appreciation (depreciation) of investments	5,708	282	—	5,990
Provision for taxes on unrealized appreciation (depreciation) of investments	(386)	—	—	(386)
Net change in unrealized appreciation (depreciation) of investments allocated from NMF Holdings	940	—	—	940
Capital gains incentive fees	—	—	(2,787)	(2,787)
Net increase in net assets resulting from operations	$47,110			$47,110

(1)         For the six months ended June 30, 2014, the Company incurred total incentive fees of $11.8 million, of which $2.8 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)   Includes investment income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(3)         Includes expense waivers and reimbursements of $0.8 million.

For the six months ended June 30, 2014, the Company had a $0.1 million adjustment to interest income for amortization, a decrease of $0.2 million to net realized losses and an increase of $0.3 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the six months ended June 30, 2014, total adjusted investment income of $64.0 million consisted of approximately $54.3 million in cash interest from investments, approximately $1.4 million in PIK interest from investments, approximately $2.2 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $1.3 million, approximately $3.3 million in dividend income and approximately $1.5 million in other income. The Company’s Adjusted Net Investment Income was $36.0 million for the six months ended June 30, 2014.

In accordance with GAAP, for the three months ended June 30, 2014, the Company accrued $1.3 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of the period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Approximately $2.0 million of capital gains incentive fees would be owed under the Investment Management Agreement if the Company had ceased operations as of June 30, 2014, as cumulative net Adjusted Realized Gains exceeded cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Company for the Three Months Ended June 30, 2014 and the Predecessor Operating Company for the Three Months Ended June 30, 2013

Revenue

	Three months ended		Percent
(in thousands)	June 30, 2014	June 30, 2013	Change
Interest income	$18,788	$27,321
Interest income allocated from the Predecessor Operating Company	12,847	—
Total interest income	31,635	27,321	16%

Dividend income	972	6,436
Dividend income allocated from the Predecessor Operating Company	279	—
Total dividend income	1,251	6,436	(81)%

Other income	709	1,399
Other income allocated from the Predecessor Operating Company	113	—
Total Other income	822	1,399	(41)%
Total investment income	$33,708	$35,156	(4)%

The Company’s total investment income decreased by $1.4 million for the three months ended June 30, 2014 as compared to the Predecessor Operating Company’s total investment income for the three months ended June 30, 2013. The 4% decrease in investment income results from a decrease in dividend and other income during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily attributable to a large distribution from one of the Predecessor Operating Company’s warrant investments in the prior year and lower amendment and forbearance fees received in the current year. The decrease in dividend and other income was offset by the increase in interest income from the three months ended June 30, 2013 to the three months ended June 30, 2014, which was primarily attributable to larger invested balances, driven by the proceeds from the October 2013 and April 2014 primary offerings of NMFC’s common stock and June 2014 offering of NMFC’s convertible notes, the Company’s use of leverage from its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of two different portfolio companies held by the Company as of March 31, 2014.

Operating Expenses

	Three months ended		Percent
(in thousands)	June 30, 2014	June 30, 2013	Change
Management fee	$2,742	$3,727
Management fee allocated from Predecessor Operating Company	1,879	—
Total Management fee	4,621	3,727	24%

Incentive fee	2,747	5,407
Incentive fee allocated from Predecessor Operating Company	1,882	—
Total Incentive fee	4,629	5,407	(14)%

Capital gains incentive fee (1)	763	(1,701)
Capital gains incentive fee allocated from Predecessor Operating Company(1)	523	—
Total Capital gains incentive fee (1)	1,286	(1,701)	176%

Interest and other financing expenses	2,559	3,118
Interest and other financing expenses allocated from Predecessor Operating Company	1,408	—
Total Interest and other financing expenses	3,967	3,118	27%

Professional fees	640	563
Professional fees allocated from Predecessor Operating Company	393	—
Total Professional fees	1,033	563	83%

Administrative expenses	360	939
Administrative expenses allocated from Predecessor Operating Company	176	—
Total Administrative expenses	536	939	(43)%

Other general and administrative expenses	239	396
Other general and administrative expenses allocated from Predecessor Operating Company	166	—
Total Other general and administrative expenses	405	396	2%
Total expenses	16,477	12,449	32%
Less: expenses waived and reimbursed	(58)	(836)	(93)%
Net expenses	$16,419	$11,613	41%

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Company’s total net operating expenses increased by $4.8 million for the three months ended June 30, 2014 as compared to the Predecessor Operating Company’s three months ended June 30, 2013. The Company’s management fees increased by $0.9 million and incentive fees decreased by $0.8 million for the three months ended June 30, 2014 as compared to the Predecessor Operating Company’s three months ended June 30, 2013. The increase in management fees from the Predecessor Operating Company’s three months ended June 30, 2013 to the Company’s three months ended June 30, 2014 was attributable to larger invested balances, driven by the proceeds from the October 2013 and April 2014 primary offerings of NMFC’s common stock, the June 2014 convertible notes offering and the Company’s use of leverage from its revolving credit facilities to originate new investments. The decrease in the incentive fee was primarily attributable to a large dividend distribution from one of the Predecessor Operating Company’s warrant investments in the prior year, which resulted in approximately $1.3 million of incentive fees for the three months ended June 30, 2013.  After excluding this item, incentive fees increased $0.5 million from the prior comparable period due to higher net investment income from larger invested balances similar to the increase in management fee. The Company’s capital gains incentive fees increased by $3.0 million for the three months ended June 30, 2014 as compared to the Predecessor Operating Company’s three months ended June 30, 2013, which was attributable to higher net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period. Approximately $2.0 million of capital gains incentive fees would be owed under the Investment Management Agreement if the Company had ceased operations as of June 30, 2014, as cumulative net Adjusted Realized Gains exceeded cumulative Adjusted Unrealized Depreciation.

Interest and other financing expenses increased by $0.8 million during the three months ended June 30, 2014, primarily due to the increase of average debt outstanding from $189.0 million to $224.7 million for the Holdings Credit Facility (as defined below) and from $214.5 million to $215.0 million for the SLF Credit Facility (as defined below) for the Predecessor Operating Company’s three months ended June 30, 2013 compared to the Company’s three months ended June 30, 2014. In addition, during the three months ended June 30, 2014, the Company issued convertible notes and closed the NMFC Credit Facility (as defined below).

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Three months ended		Percent
(in thousands)	June 30, 2014	June 30, 2013	Change
Net realized (losses) gains on investments	$(1,067)	$3,312
Net realized gains on investment allocated from Predecessor Operating Company	5,860	—
Total realized gains on investments	4,793	3,312	45%

Net change in unrealized appreciation (depreciation) of investments	5,708	(12,031)
Net change in unrealized (depreciation) appreciation of investments allocated from Predecessor Operating Company	(3,742)	—
Total change in unrealized appreciation (depreciation) of investments	1,966	(12,031)	NM	*

Provision for taxes on unrealized appreciation of investments	(386)	—	NM	*
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$6,373	$(8,719)	NM	*

* Not meaningful.

The Company’s net realized and unrealized gains resulted in a net increase of $6.4 million for the three months ended June 30, 2014 compared to the Predecessor Operating Company’s net realized and unrealized gains resulting in a net loss of $8.7 million for the same period in 2013. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended June 30, 2014 was primarily driven by the overall increase in the market prices of the Company’s investments during the period and driven by sales or repayments of investments with fair values in excess of March 31, 2014 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. In addition, net realized gains were primarily attributable to a gain of $5.6 million from the sale of the Company’s warrant investments in one portfolio company which was offset by a trading loss of approximately $0.8 million. The net loss for the three months ended June 30, 2013 was primarily driven by the overall decrease in the market prices of the Predecessor Operating Company’s investments during the period. The provision for income taxes on unrealized appreciation of investments was attributable to one warrant investment that is held in one of the Company’s corporate subsidiaries.

Results of Operations for the Company for the Six Months Ended June 30, 2014 and the Predecessor Operating Company for the Six Months Ended June 30, 2013

Revenue

	Six months ended		Percent
(in thousands)	June 30, 2014	June 30, 2013	Change
Interest income	$18,788	$52,364
Interest income allocated from the Predecessor Operating Company	40,515	—
Total interest income	59,303	52,364	13%

Dividend income	972	6,433
Dividend income allocated from the Predecessor Operating Company	2,368	—
Total dividend income	3,340	6,433	(48)%

Other income	709	1,677
Other income allocated from the Predecessor Operating Company	795	—
Total Other income	1,504	1,677	(10)%
Total investment income	$64,147	$60,474	6%

The Company’s total investment income increased by $3.7 million for the six months ended June 30, 2014 as compared to the Predecessor Operating Company’s total investment income for the six months ended June 30, 2013. The 6% increase in interest income from the six months ended June 30, 2013 to the six months ended June 30, 2014 was primarily attributable to larger invested balances, driven by the proceeds from the October 2013 and April 2014 primary offerings of NMFC’s common stock and the June 2014 offering of NMFC’s convertible notes, the Company’s use of leverage from its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of four different portfolio companies held by the Company as of December 31, 2013. The decrease in dividend and other income during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily attributable to a large distribution from one of the Predecessor Operating Company’s warrant investments in the prior year and lower amendment and forbearance fees received in the current year.

Operating Expenses

	Six months ended		Percent
(in thousands)	June 30, 2014	June 30, 2013	Change
Management fee	$2,742	$7,295
Management fee allocated from Predecessor Operating Company	5,983	—
Total Management fee	8,725	7,295	20%

Incentive fee	2,747	8,865
Incentive fee allocated from Predecessor Operating Company	6,248	—
Total Incentive fee	8,995	8,865	1%

Capital gains incentive fee (1)	763	981
Capital gains incentive fee allocated from Predecessor Operating Company(1)	2,024	—
Total Capital gains incentive fee (1)	2,787	981	184%

Interest and other financing expenses	2,559	6,189
Interest and other financing expenses allocated from Predecessor Operating Company	4,764	—
Total Interest and other financing expenses	7,323	6,189	18%

Professional fees	640	1,135
Professional fees allocated from Predecessor Operating Company	1,238	—
Total Professional fees	1,878	1,135	65%

Administrative expenses	360	1,698
Administrative expenses allocated from Predecessor Operating Company	761	—
Total Administrative expenses	1,121	1,698	(34)%

Other general and administrative expenses	239	806
Other general and administrative expenses allocated from Predecessor Operating Company	555	—
Total Other general and administrative expenses	794	806	(1)%
Total expenses	31,623	26,969	17%
Less: expenses waived and reimbursed	(823)	(1,665)	(51)%
Net expenses	$30,800	$25,304	22%

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Company’s total net operating expenses increased by $5.5 million for the six months ended June 30, 2014 as compared to the Predecessor Operating Company’s six months ended June 30, 2013. The Company’s management fee increased by $1.4 million and incentive fee increased by $0.1 million for the six months ended June 30, 2014 as compared to the Predecessor Operating Company’s six months ended June 30, 2013. The increase in management fee from the Predecessor Operating Company’s six months ended June 30, 2013 to the Company’s six months ended June 30, 2014 was attributable to larger invested balances, driven by the proceeds from the October 2013 and April 2014 primary offerings of NMFC’s common stock, June 2014 offering of NMFC’s convertible notes and the Company’s use of leverage from its revolving credit facilities to originate new investments.  The slight increase in the incentive fee was primarily attributable to a large distribution from one of the Predecessor Operating Company’s warrant investments in the prior year, which resulted in approximately $1.3 million of incentive fees for the six months ended June 30, 2013.  After excluding this item, incentive fees increased $1.4 million from the prior comparable period due to higher net investment income from larger invested balances similar to the increase in management fee.  The Company’s capital gains incentive fees increased $1.8 million for the six months ended June 30, 2014 as compared to the Predecessor Operating Company’s six months ended June 30, 2013, which was attributable to higher net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period. Approximately $2.0 million of capital gains incentive fees would be owed under the Investment Management Agreement if the Company had ceased operations as of June 30, 2014, as cumulative net Adjusted Realized Gains exceeded cumulative Adjusted Unrealized Depreciation.

Interest and other financing expenses increased by $1.1 million during the six months ended June 30, 2014, primarily due to the increase of average debt outstanding from $193.9 million to $228.7 million for the Holdings Credit Facility (as defined below) and from $214.4 million to $215.0 million for the SLF Credit Facility (as defined below) for the six months ended June 30, 2013 compared to June 30, 2014. In addition, during the three months ended June 30, 2014, the Company issued convertible notes and closed the NMFC Credit Facility (as defined below). During the six months ended June 30, 2014, the Company incurred $10.9 thousand in other expenses that were not subject to the expense cap pursuant to the administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and further restricted by the Company.  The expense cap expired on March 31, 2014, resulting in a decrease of expenses waived and reimbursed for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  For the six months ended June 30, 2014, approximately $0.3 million of reimbursable expenses were included in administrative expenses on the Consolidated Statement of Operations and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as the expenses were payable to the Administrator.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Six months ended		Percent
(in thousands)	June 30, 2014	June 30, 2013	Change
Net realized (losses) gains on investments	$(1,067)	$4,356
Net realized gains on investment allocated from Predecessor Operating Company	8,568	—
Total realized gains on investments	7,501	4,356	72%

Net change in unrealized appreciation (depreciation) of investments	5,708	(141)
Net change in unrealized appreciation (depreciation) of investments allocated from Predecessor Operating Company	940	—
Total change in unrealized appreciation (depreciation) of investments	6,648	(141)	NM	*

Provision for taxes on unrealized appreciation of investments	(386)	—	NM	*
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$13,763	$4,215	227%

* Not meaningful.

The Company’s net realized and unrealized gains resulted in a net gain of $13.8 million for the six months ended June 30, 2014 compared to the Predecessor Operating Company’s net realized and unrealized gains resulting in a net gain of $4.2 million for the same period in 2013. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the six months ended June 30, 2014 was primarily driven by the overall increase in the market prices of the Company’s investments during the period, a $5.6 million gain from the sale of the Company’s warrant investments in one portfolio company and driven by sales or repayments of investments with fair values in excess of December 31, 2013 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The provision for income taxes on unrealized appreciation of investments was attributable to one warrant investment that is held in one of the Company’s corporate subsidiaries.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for the Company’s repayment of indebtedness, the Company’s investments in portfolio companies, cash distributions to the Company’s stockholders or for other general corporate purposes.

Since NMFC’s IPO, and through June 30, 2014, NMFC raised approximately $292.1 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings.

On February 3, 2014, NMFC completed an underwritten secondary public offering of 2,325,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.70 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 346,938 shares of NMFC’s common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 346,938 shares of common stock. NMFC did not receive any proceeds from the sale of shares of NMFC’s common stock by AIV Holdings. The Predecessor Operating Company and NMFC did not bear any expenses in connection with this offering. The offering expenses were borne by the selling stockholder, AIV Holdings. As of February 3, 2014, AIV Holdings no longer owns any units of the Predecessor Operating Company and NMFC owns 100.0% of the outstanding units of the Predecessor Operating Company, which is now a wholly-owned subsidiary of NMFC.

On April 15, 2014, NMFC completed a public offering of 3,500,000 shares of its common stock at a public offering price of $14.30 per share, which resulted in net proceeds of $51.0 million, or $14.57 per share. NMFC’s Investment Adviser agreed to pay the underwriting discounts and commissions in connection with this offering and an additional supplemental payment to the underwriters of $0.9 million, or $0.27 per share, which reflects the difference between the public offering price and the proceeds per share received by NMFC. In connection with the public offering, the underwriters purchased an additional 525,000 shares of NMFC’s common stock with the exercise of the overallotment option to purchase up to an additional 525,000 shares of NMFC’s common stock, resulting in additional net proceeds of $7.6 million. NMFC’s Investment Adviser agreed to pay the underwriting discounts and commissions in connection with this exercise of the overallotment option and an additional supplemental payment to the underwriters of $0.1 million, or $0.27 per share, which reflects the difference between the public offering price and the proceeds per share received by NMFC in this exercise of the overallotment option.

The Company’s liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 200.0% after such borrowing.

At June 30, 2014, the Company had cash and cash equivalents of approximately $21.7 million and at December 31, 2013, the Predecessor Operating Company had cash and cash equivalents of approximately $15.0 million. Cash used in operating activities for the Company during the six months ended June 30, 2014 was approximately $(154.6) million, which includes the activity allocated from NMF Holdings, and cash used in operating activities for the Predecessor Operating Company during the six months ended June 30, 2013 was approximately $(11.1) million. We expect that all current liquidity needs by the Company will be met with cash flows from operations and other activities.

Credit Facilities

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016.

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $280.0 million. As of June 30, 2014, NMF Holdings was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility was amended and restated on May 6, 2014 and as a result, it is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense and non-usage fees incurred on the Holdings Credit Facility for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended		Six months ended
(in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest expense	$1.6	$1.4	$3.3	$2.9
Non-usage fee	0.1	0.1	0.2	0.1
Weighted average interest rate	2.9%	2.9%	2.9%	3.0%
Average debt outstanding	$224.7	$189.0	$228.7	$193.9

As of June 30, 2014 and December 31, 2013, the outstanding balance on the Holdings Credit Facility was $238.1 million and $221.8 million, respectively, and NMF Holdings was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215.0 million. The SLF Credit Facility is non-recourse to the Company and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of the Company’s investments, but rather to the performance of the underlying portfolio companies. NMF SLF is not restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

As of June 30, 2014, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and LIBOR plus 2.75% per annum for second lien loans, respectively, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense and non-usage fees incurred on the SLF Credit Facility for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended		Six months ended
(in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest expense	$1.2	$1.2	$2.4	$2.4
Non-usage fee (1)	—	—	—	—
Weighted average interest rate	2.2%	2.3%	2.2%	2.2%
Average debt outstanding	$215.0	$214.5	$215.0	$214.4

(1)                                 For the three and six months ended June 30, 2014 and June 30, 2013, the total non-usage fee was less than $50 thousand.

As of June 30, 2014 and December 31, 2013, the outstanding balance on the SLF Credit Facility was $215.0 million and $214.7 million, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, dated June 4, 2014 (together with the related guarantee and security agreement, the “NMFC Credit Facility”), among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and Collateral Agent, is structured as a senior secured revolving credit facility and matures on June 4, 2019.  The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds of the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum amount of revolving borrowings available under the NMFC Credit Facility is $50.0 million.   The Company is permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement.  All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

The NMFC Credit Facility will generally bear interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% (as defined in the Senior Secured Revolving Credit Agreement).

Non-usage fees incurred on the NMFC Credit Facility were less than $20 thousand for the three and six months ended June 30, 2014. The Company did not incur any interest expense as the Company did not draw on the facility during the three and six months ended June 30, 2014.

Convertible Notes—On June 3, 2014, the Company closed a private offering of $115.0 million aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “Indenture”). The

Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 62.7746 shares of the Company’s common stock per $1 thousand principal amount of Convertible Notes (7,219,083 common shares) corresponding to an initial conversion price per share of approximately $15.93, which represents a premium of 12.5% to the $14.16 per share closing price of the Company’s common stock on May 28, 2014. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $14.16 per share.  In no event will the total number of shares of common stock issuable upon conversion exceed 70.6214 per $1 thousand principal amount of the Convertible Notes.  The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.

The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. The issuance is considered part of the if-converted method for calculation of diluted earnings per share.

The Company may not redeem the Convertible Notes prior to maturity. No sinking fund is provided for the Convertible Notes. In addition, if certain corporate events occur in respect of the Company, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.

The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Note, and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture.  As of June 30, 2014, the Company was in compliance with the terms of the Indenture.

Interest expense incurred on the Convertible Notes was $0.4 million for the three and six months ended June 30, 2014.

Off-Balance Sheet Arrangements

The Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2014, the Company had outstanding commitments to third parties to fund investments totaling $39.3 million and as of December 31, 2013 the Predecessor Operating Company had outstanding commitments to third parties to fund investments totaling $15.5 million, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

The Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2014, the Company signed a commitment letter to fund $18.5 million in the future, which is included in the outstanding commitments.  As of December 31, 2013, the Predecessor Operating Company did not enter into any commitment letters to purchase debt investments. As of June 30, 2014, the Company had not entered into any bridge financing commitments which could require funding in the future. As of December 31, 2013, the Predecessor Operating Company had not entered into any bridge financing commitments which could require funding in the future.

Borrowings

The Holdings Credit Facility had borrowings of $238.1 million and $221.8 million outstanding as of June 30, 2014 and December 31, 2013, respectively. The SLF Credit Facility had borrowings of $215.0 million and $214.7 million outstanding as of June 30, 2014 and December 31, 2013, respectively. The NMFC Credit Facility had no borrowings outstanding as of June 30, 2014 and December 31, 2013, respectively.  The $115.0 million of Convertible Notes issued on June 3, 2014 were outstanding as of June 30, 2014.

Contractual Obligations

A summary of the Company’s significant contractual payment obligations as of June 30, 2014 is as follows:

		Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$238.1	$—	$238.1	$—	$—
SLF Credit Facility(2)	215.0	—	215.0	—	—
Convertible Notes(3)	115.0	—	—	115.0	—
NMFC Credit Facility(4)	—	—	—	—	—
Total Contractual Obligations	$568.1	$—	$453.1	$115.0	$—

(1)                                 Under the terms of the $280.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($238.1 million as of June 30, 2014) must be repaid on or before October 27, 2016. As of June 30, 2014, there was approximately $41.9 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 Under the terms of the $215.0 million SLF Credit Facility, all outstanding borrowings under that facility ($215.0 million as of June 30, 2014) must be repaid on or before October 27, 2016. As of June 30, 2014, there was no capacity remaining under the SLF Credit Facility.

(3)                                 The $115.0 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(4)                                Under the terms of the $50.0 million NMFC Credit Facility, all outstanding borrowings under that facility (no outstanding borrowings as of June 30, 2014) must be repaid on or before June 4, 2019.  As of June 30, 2014, there was approximately $50.0 million of possible capacity remaining under the NMFC Credit Facility.

The Company has certain contracts under which it has material future commitments. The Company has $39.3 million of undrawn funding commitments as of June 30, 2014 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Company’s portfolio companies. As of June 30, 2014, the Company signed a financing commitment letter to fund $18.5 million in the future, which is included in the other future funding commitments. As of June 30, 2014, the Company did not enter into any bridge financing commitments which could require funding in the future.

We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide the Company with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on its performance.

We have also entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to perform, or oversee the performance of, our financial records, our reports to stockholders and reports filed with the SEC.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends

Dividends declared and paid to stockholders of the Company for the six months ended June 30, 2014 totaled $34.0 million.

The following table summarizes the Company’s quarterly cash distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s board of directors since the Company’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2014
Second Quarter	May 6, 2014	June 16, 2014	June 30, 2014	$0.34
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	0.34
				$0.68

December 31, 2013
Fourth Quarter	November 8, 2013	December 17, 2013	December 31, 2013	$0.34
Third Quarter	August 7, 2013	September 16, 2013	September 30, 2013	0.34
Third Quarter	August 7, 2013	August 20, 2013	August 30, 2013	0.12	(1)
Second Quarter	May 6, 2013	June 14, 2013	June 28, 2013	0.34
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	0.34
				$1.48
December 31, 2012
Fourth Quarter	December 27, 2012	December 31, 2012	January 31, 2013	$0.14	(2)
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter	May 8, 2012	May 21, 2012	May 31, 2012	0.23	(3)
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32
				$1.71
December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27
				$0.86
Total				$4.73

(1)         Special dividend related to a distribution received attributable to the Company’s investment in YP Equity Investors LLC.

(2)         Special dividend intended to minimize to the greatest extent possible the Company’s federal income or excise tax liability.

(3)         Special dividend related to estimated realized capital gains attributable to the Predecessor Operating Company’s investments in Lawson Software, Inc. and Infor Lux Bond Company.

Tax characteristics of all dividends paid by the Company were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Company will be determined by the board of directors.

The Company intends to pay quarterly distributions to its stockholders and to maintain its status as a RIC. The Company intends to distribute approximately its entire portion of Adjusted Net Investment Income on a quarterly basis and substantially its entire taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

The Company maintains an “opt out” dividend reinvestment plan for its common stockholders. As a result, the Company’s stockholders’ cash dividends will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. See Item 1—Financial Statements—Note 2, Summary of Significant Accounting Policies for additional details regarding NMFC’s dividend reinvestment plan.

Related Parties

The Company has entered into a number of business relationships with affiliated or related parties, including the following:

•                  The Company has entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

•                  The Company has entered into an Administration Agreement, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expense, trading expenses and management and incentive fees) had been capped at $3.5 million for the time period from April 1, 2012 to March 31, 2013 and capped at $4.25 million for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. For the three and six months ended June 30, 2014, approximately $0.3 million of indirect administrative expenses were included in the Consolidated Statements of Operations and were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as the expenses were payable to the Administrator.

•                  The Company, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name “New Mountain” and “New Mountain Finance”.

In addition, the Company has adopted a formal code of ethics that governs the conduct of their respective officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

Concurrently with the IPO, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain financial market risks, such as interest rate fluctuations. During the six months ended June 30, 2014, certain of the loans held in the Company’s portfolio had floating interest rates. As of June 30, 2014, approximately 87.1% of investments at fair value (excluding investments on non-accrual, revolvers, and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 12.9% of investments at fair value represent fixed-rate investments. Additionally, the Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Company’s portfolio of investments held on June 30, 2014. Interest expense is calculated based on the terms of the Company’s outstanding revolving credit facilities and convertible notes. For the Company’s floating rate credit facilities, the Company uses the outstanding balance as of June 30, 2014. Interest expense on the Company’s floating rate credit facilities are calculated using the interest rate as of June 30, 2014, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Company’s portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2014. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2014, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.60	%(1)
Base Interest Rate	—%
+100 Basis Points	(3.32)%
+200 Basis Points	2.25%
+300 Basis Points	8.74%

(1)                                 Limited to the lesser of the June 30, 2014 LIBOR rates or a decrease of 25 basis points.

The Company was not exposed to any foreign currency exchange risks as of June 30, 2014.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of June 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation.

Item 1.                            Legal Proceedings

The Company, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2014. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2014.

Issuer Purchases of Equity Securities

For the quarter ended June 30, 2014, we did not purchase any of its common stock in the open market.

Item 3.                            Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.                            Other Information

None.

Item 6.  Exhibits

(a)                                Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

4.2	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated June 3, 2014(15)

4.3	Form of Global Note 5.00% Convertible Senior Note Due 2019 (included as part of Exhibit 4.2)(15)

10.1

Letter Agreement relating to entry into Amended and Restated Loan and Security Agreement by and among New Mountain Finance Holdings, L.L.C., as Borrower and Collateral Administrator, each of the lenders thereto, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Collateral Custodian.(1)

10.2	Form of Variable Funding Note of New Mountain Finance Holdings, L.L.C., as the Borrower(1)

10.3

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.4

First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(4)

10.5

Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(4)

10.6

Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(4)

10.7

Sixth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(5)

10.8

Seventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(6)

Exhibit Number	Description
10.9

Eighth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(7)

10.10

Ninth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(9)

10.11

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(10)

10.12

Eleventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(11)

10.13

Twelfth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(12)

10.14

Thirteenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(9)

10.15

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.16

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.17

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.18

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(4)

10.19

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(4)

10.20	Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(4)

10.21	Ninth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(5)

Exhibit Number	Description
10.22	Tenth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(6)

10.23	Eleventh Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(7)

10.24	Twelfth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.25

Thirteenth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(7)

10.26

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

10.27	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(5)

10.28

Form of Senior Secured Revolving Credit Agreement, by and between New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent, dated June 4, 2014(16)

10.29	Form of Guarantee and Security Agreement dated June 4, 2014, among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent(16)

10.30	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(14)

10.31	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.32	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(13)

10.33	Amended and Restated Administration Agreement(4)

10.34	Form of Trademark License Agreement(1)

10.35	Amendment No. 1 to Trademark License Agreement(4)

10.36	Form of Registration Rights Agreement(1)

10.37	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.38	Dividend Reinvestment Plan(2)

Exhibit Number	Description
11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Supplemental Financial Information

(1)                                 Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)                                 Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)                                 Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)                                 Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

(5)                                 Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 8, 2012.

(6)                                 Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 8, 2012.

(7)                                 Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on December 21, 2012.

(8)                                 Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on March 13, 2013.

(9)                                 Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on April 1, 2013.

(10)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on June 26, 2013.

(11)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on October 29, 2013.

(12)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on March 25, 2014.

(13)                          Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(14)                          Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on May 8, 2014.

(15)                          Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 4, 2014.

(16)                          Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2014.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID M. CORDOVA
David M. Cordova
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)