Form 10-Q
period 2014-09-30
New Mountain Finance Corp
filed 2014-11-05
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2014

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

New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Corporation	Yes ☐ No ☒

Registrant	Description	Shares as of November 5, 2014
New Mountain Finance Corporation	Common stock, $0.01 par value	57,918,320

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

(unaudited)

	September 30, 2014	December 31, 2013

Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,324,380 and $0, respectively)	$1,338,512	$—
Non-controlled/affiliated investments (cost $15,210 and $0, respectively)	15,157	—
Investment in New Mountain Finance Holdings, L.L.C. (cost of $0 and $633,835, respectively)	—	650,107
Total investments at fair value (cost $1,339,590 and $633,835, respectively)	1,353,669	650,107
Cash and cash equivalents	17,857	—
Restricted cash and cash equivalents	1,784	—
Interest and dividend receivable	13,471	—
Deferred financing costs (net of accumulated amortization of $5,183 and $0, respectively)	8,858	—
Receivable from affiliates	183	—
Other assets	2,319	—
Total assets	$1,398,141	$650,107
Liabilities
Holdings Credit Facility	258,962	—
SLF Credit Facility	204,867	—
Convertible Notes	115,000	—
Payable for unsettled securities purchased	25,222	—
NMFC Credit Facility	22,000	—
Capital gains incentive fee payable	6,669	—
Incentive fee payable	4,520	—
Management fee payable	5,021	—
Interest payable	2,783	—
Deferred tax liability	271	—
Payable to affiliates	254	—
Other liabilities	5,115	—
Total liabilities	650,684	—
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share 100,000,000 shares authorized, and 52,168,320 and 45,224,755 shares issued and outstanding, respectively	522	452
Paid in capital in excess of par	734,062	633,383
Accumulated undistributed net investment income	2,474	—
Accumulated undistributed net realized gains on investments	7,078	5,056
Net unrealized appreciation of investments (net of provision for taxes of $271 and $0, respectively)	3,321	11,216
Total net assets	$747,457	$650,107
Total liabilities and net assets	$1,398,141	$650,107
Number of shares outstanding	52,168,320	45,224,755
Net asset value per share	$14.33	$14.38

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations

(in thousands, except shares and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Investment income(1)
From non-controlled/non-affiliated investments:
Interest income	$32,353	$—	$51,141	$—
Dividend income	214	—	1,186	—
Other income	1,667	—	2,372	—
From non-controlled/affiliated investments:
Dividend income	297	—	297	—
Other income	175	—	179	—
Investment income allocated from New Mountain Finance Holdings, L.L.C.(2)
Interest income	—	23,190	40,515	59,220
Dividend income	—	(1,391)	2,368	3,334
Other income	—	213	795	1,539
Total investment income	34,706	22,012	98,853	64,093
Expenses
Incentive fee(1)	4,520	—	7,267	—
Capital gains incentive fee(1)	(2,667)	—	(1,904)	—
Total incentive fees(1)	1,853	—	5,363	—
Management fee(1)	5,021	—	7,763	—
Interest and other financing expenses(1)	5,237	—	7,796	—
Professional fees(1)	890	—	1,530	—
Administrative expenses(1)	549	—	909	—
Other general and administrative expenses(1)	448	—	687	—
Income tax expense(1)	230	—	230	—
Net expenses allocated from New Mountain Finance Holdings, L.L.C.(2)	—	11,209	20,808	28,398
Total expenses	14,228	11,209	45,086	28,398
Less: expenses waived and reimbursed (see Note 5)(1)	(322)	—	(380)	—
Net expenses	13,906	11,209	44,706	28,398
Net investment income	20,800	10,803	54,147	35,695
Net realized gains (losses):
Non-controlled/non-affiliated investments(1)	768	—	(299)	—
Investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	4,403	8,568	7,567
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments(1)	(14,220)	—	(8,512)	—
Non-controlled/affiliated investments(1)	(52)	—	(52)	—
Investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	2,269	940	753
Investment in New Mountain Finance Holdings, L.L.C.(2)	—	(8)	—	(40)
Benefit (provision) for taxes(1)	115	—	(271)	—
Net increase in net assets resulting from operations	$7,411	$17,467	$54,521	$43,975
Basic earnings per share	$0.14	$0.46	$1.09	$1.38
Weighted average shares of common stock outstanding—basic (See Note 11)	52,071,071	38,159,320	50,262,656	31,952,623
Diluted earnings per share	$0.14	$0.46	$1.05	$1.40
Weighted average shares of common stock outstanding—diluted (See Note 11)	59,290,154	44,731,258	53,594,541	42,847,638
Dividends declared and paid per share	$0.46	$0.46	$1.14	$1.14

(1) For the nine months ended September 30, 2014, the amounts reported relate to the period from May 8, 2014 to September 30, 2014.

(2) For the nine months ended September 30, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income(1)	$31,277	$—
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	22,870	35,695
Net realized losses on investments(1)	(299)	—
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.(2)	8,568	7,567
Net change in unrealized (depreciation) appreciation of investments(1)	(8,564)	—
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	940	753
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.(2)	—	(40)
Provision for taxes(1)	(271)	—
Net increase in net assets resulting from operations	54,521	43,975
Capital transactions
Net proceeds from shares sold	58,644	57,020
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(250)	(203)
Deferred offering costs	(126)	—
Value of shares issued for exchanged units	38,840	137,384
Dividends declared to stockholders from net investment income	(51,673)	(35,695)
Dividends declared to stockholders from net realized gains	(6,247)	(794)
Reinvestment of dividends	3,641	4,109
Total net increase in net assets resulting from capital transactions	42,829	161,821
Net increase in net assets	97,350	205,796
Net assets at the beginning of the period	650,107	341,926
Net assets at the end of the period	$747,457	$547,722

(1) For the nine months ended September 30, 2014, the amounts reported relate to the period from May 8, 2014 to September 30, 2014.

(2) For the nine months ended September 30, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$54,521	$43,975
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	(22,870)	(35,695)
Net realized losses on investments(1)	299	—
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.(2)	(8,568)	(7,567)
Net change in unrealized (appreciation) depreciation of investments(1)	8,564	—
Net change in unrealized (appreciation) depreciation of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	(940)	(753)
Net change in unrealized depreciation (appreciation) in New Mountain Finance Holdings, L.L.C.(2)	—	40
Amortization of purchase discount(1)	(1,073)	—
Amortization of deferred financing costs(1)	1,029	—
Non-cash investment income(1)	(1,029)	—
(Increase) decrease in operating assets:
Cash and cash equivalents from New Mountain Finance Holdings, L.L.C.(3)	957	—
Purchase of investments(1)	(325,038)	—
Proceeds from sales and paydowns of investments(1)	159,792	—
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities(1)	29	—
Cash paid for purchase of drawn portion of revolving credit or delayed draw facilities(1)	(2,548)	—
Cash repayments on drawn revolvers(1)	380	—
Restricted cash and cash equivalents(1)	(1,784)	—
Interest and dividend receivable(1)	(1,934)	—
Receivable from affiliates(1)	201	—
Other assets(1)	(167)	—
Purchase of investment in New Mountain Finance Holdings, L.L.C.(2)	(58,644)	(57,020)
Distributions from New Mountain Finance Holdings, L.L.C.(2)	15,247	35,785
Increase (decrease) in operating liabilities(1):
Capital gains incentive fee payable	(1,904)	—
Incentive fee payable	(1,805)	—
Management fee payable	(1,034)	—
Payable for unsettled securities purchased	15,816	—
Interest payable	2,690	—
Payable to affiliates	21	—
Deferred tax liability	271	—
Other liabilities	1,859	—
Net cash flows used in operating activities	(167,662)	(21,235)
Cash flows from financing activities
Net proceeds from shares sold	58,644	57,020
Dividends paid	(54,279)	(35,785)
Offering costs paid(1)	(264)	—
Proceeds from Holdings Credit Facility(1)	247,830	—
Repayment of Holdings Credit Facility(1)	(188,100)	—
Proceeds from SLF Credit Facility(1)	19,867	—
Repayment of SLF Credit Facility(1)	(30,000)	—
Proceeds from Convertible Notes(1)	115,000	—
Proceeds from NMFC Credit Facility(1)	22,000	—
Deferred financing costs paid(1)	(5,179)	—
Net cash flows provided by financing activities	185,519	21,235
Net increase (decrease) in cash and cash equivalents	17,857	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$17,857	$—
Supplemental disclosure of cash flow information
Cash interest paid	$3,866	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$38,840	$137,384
Value of shares issued in connection with dividend reinvestment plan	3,641	4,109
Accrual for offering costs(1)	729	—
Accrual for deferred financing costs(1)	576	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C(2)	(250)	(203)

(1) For the nine months ended September 30, 2014, the amounts reported relate to the period from May 8, 2014 to September 30, 2014.

(2) For the nine months ended September 30, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

(3) Refer to the New Mountain Finance Holdings, L.L.C.’s Consolidated Statements of Cash Flows for the period January 1, 2014 to May 7, 2014 included in an exhibit attached hereto.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments

September 30, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (Base Rate + 7.00%)	9/23/2019	$20,000	$19,887	$20,100	2.69%
Total Funded Debt Investments - Australia				$20,000	$19,887	$20,100	2.69%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (Base Rate + 9.25%)	7/30/2020	$24,630	$24,313	$24,660
	Second lien (4)	10.50% (Base Rate + 9.25%)	7/30/2020	8,204	8,316	8,214
				32,834	32,629	32,874	4.40%
Evergreen Skills Lux S.À R.L.**
Education	Second lien (4)	9.25% (Base Rate + 8.25%)	4/28/2022	5,000	4,875	4,875	0.65%
Total Funded Debt Investments - Luxembourg				$37,834	$37,504	$37,749	5.05%
Funded Debt Investments - United States
Ascend Learning, LLC
Education	First lien (3)	6.00% (Base Rate + 5.00%)	7/31/2019	$14,888	$14,821	$14,953
	Second lien (4)	9.50% (Base Rate + 8.50%)	11/30/2020	29,000	28,877	29,362
				43,888	43,698	44,315	5.93%
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)(10)	9.75%	4/1/2021	24,500	24,358	27,195
	First lien (3)	5.75% (Base Rate + 4.75%)	3/22/2019	14,888	14,535	14,939
				39,388	38,893	42,134	5.64%
Global Knowledge Training LLC
Education	Second lien (2)	11.00% (Base Rate + 9.75%)	10/21/2018	41,450	41,120	41,557	5.56%
Deltek, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	10/10/2019	40,000	39,990	40,400
	Second lien (4)	10.00% (Base Rate + 8.75%)	10/10/2019	1,000	990	1,010
				41,000	40,980	41,410	5.54%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	7.25% (Base Rate + 5.75%)	11/22/2017	6,514	6,434	6,538
	Second lien (2)	11.00% (Base Rate + 9.50%)	11/22/2018	33,321	32,874	33,841
				39,835	39,308	40,379	5.40%
Tenawa Resource Holdings LLC (17)
Tenawa Resource Management LLC
Energy	First lien (4)	10.50% (Base Rate + 8.00%)	5/12/2019	40,000	39,831	39,820	5.33%
Kronos Incorporated
Software	Second lien (2)	9.75% (Base Rate + 8.50%)	4/30/2020	32,641	32,398	33,702
	Second lien (4)	9.75% (Base Rate + 8.50%)	4/30/2020	5,000	4,954	5,163
				37,641	37,352	38,865	5.20%
Tolt Solutions, Inc. (16)
Business Services	First lien (2)	7.00% (Base Rate + 6.00%)	3/7/2019	18,631	18,631	18,374
	First lien (2)	12.00% (Base Rate + 11.00%)	3/7/2019	18,800	18,800	18,657
				37,431	37,431	37,031	4.95%
Hill International, Inc.
Business Services	First lien (3)	9.00% (Base Rate + 5.75%)	9/26/2020	20,000	19,800	19,800
	First lien (2)	9.00% (Base Rate + 5.75%)	9/26/2020	15,000	14,850	14,850
				35,000	34,650	34,650	4.64%
Meritas Schools Holdings, LLC
Education	First lien (3)	7.00% (Base Rate + 5.75%)	6/25/2019	16,744	16,605	16,827
	First lien (2)	7.00% (Base Rate + 5.75%)	6/25/2019	4,969	4,929	4,994
	Second lien (2)	10.00% (Base Rate + 9.00%)	1/23/2021	12,000	11,941	12,210
				33,713	33,475	34,031	4.55%
SRA International, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.25%)	7/20/2018	25,725	25,116	25,757
	First lien (3)	6.50% (Base Rate + 5.25%)	7/20/2018	7,080	6,914	7,089
				32,805	32,030	32,846	4.39%
Envision Acquisition Company, LLC
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.75%)	11/4/2021	26,000	25,602	26,195
	Second lien (4)	9.75% (Base Rate + 8.75%)	11/4/2021	5,250	5,285	5,288
				31,250	30,887	31,483	4.21%
Edmentum, Inc.(fka Plato, Inc.)
Education	Second lien (2)	11.25% (Base Rate + 9.75%)	5/17/2019	25,000	24,700	25,250
	Second lien (4)	11.25% (Base Rate + 9.75%)	5/17/2019	6,150	6,037	6,212
				31,150	30,737	31,462	4.21%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,750	31,126	4.16%
Acrisure, LLC
Business Services	Second lien (2)	11.50% (Base Rate + 10.50%)	3/31/2020	30,425	30,134	30,751	4.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

September 30, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
YP Holdings LLC (11)
YP LLC
Media	First lien (2)	8.00% (Base Rate + 6.75%)	6/4/2018	$30,025	$29,695	$30,175	4.04%
UniTek Global Services, Inc.
Business Services	First lien (2)	17.00% PIK (Base Rate + 13.50% PIK + 2.00% Default PIK Interest)(8)*	4/15/2018	19,591	19,069	13,816
	First lien (4)	17.00% PIK (Base Rate + 13.50% PIK + 2.00% Default PIK Interest)(8)*	4/15/2018	7,393	7,161	5,214
	First lien (2)	17.00% PIK (Base Rate + 13.50% PIK + 2.00% Default PIK Interest)(8)*	4/15/2018	5,965	5,800	4,207
	First lien (4)	17.00% PIK (Base Rate + 13.50% PIK + 2.00% Default PIK Interest)(8)*	4/15/2018	568	550	400
	First lien (2)	17.00% PIK (Base Rate + 13.50% PIK + 2.00% Default PIK Interest)(8)*	4/15/2018	4,958	4,821	3,497
	First lien (4)	17.00% PIK (Base Rate + 13.50% PIK + 2.00% Default PIK Interest)(8)*	4/15/2018	472	457	333
	First lien (4)(12) - Drawn	12.25% (Base Rate + 5.00% + 4.25% PIK + 2.00% Default PIK Interest)*	4/15/2016	2,571	2,571	2,571
				41,518	40,429	30,038	4.02%
CompassLearning, Inc. (15)
Education	First lien (2)	8.00% (Base Rate + 6.75%)	11/26/2018	30,000	29,358	29,146	3.90%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	10.00% (Base Rate + 8.75%)	10/9/2019	28,300	27,890	28,088	3.76%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%	12/15/2018	25,000	25,000	26,250	3.51%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (3)	7.25% (Base Rate + 6.00%)	11/13/2017	19,355	19,036	19,367
	First lien (2)	7.25% (Base Rate + 6.00%)	11/13/2017	6,420	6,337	6,424
				25,775	25,373	25,791	3.45%
Pelican Products, Inc.
Business Products	Second lien (4)	9.25% (Base Rate + 8.25%)	4/9/2021	15,500	15,534	15,645
	Second lien (2)	9.25% (Base Rate + 8.25%)	4/9/2021	10,000	10,125	10,094
				25,500	25,659	25,739	3.44%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%	1/15/2018	24,500	24,714	25,113	3.36%
Aderant North America, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	6/20/2019	24,000	23,762	24,300	3.25%
TASC, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.50%)	5/22/2020	24,938	24,581	24,119	3.23%
Aricent Technologies
Business Services	Second lien (3)	9.50% (Base Rate + 8.50%)	4/14/2022	20,000	19,869	20,000
	Second lien (4)	9.50% (Base Rate + 8.50%)	4/14/2022	2,550	2,555	2,550
				22,550	22,424	22,550	3.02%
McGraw-Hill School Education Holdings, LLC
Education	First lien (3)	6.25% (Base Rate + 5.00%)	12/18/2019	19,850	19,673	19,887
	First lien (2)	6.25% (Base Rate + 5.00%)	12/18/2019	1,985	1,967	1,989
				21,835	21,640	21,876	2.93%
Aspen Dental Management, Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	10/6/2016	20,916	20,727	20,811	2.78%
Weston Solutions, Inc.
Business Services	Subordinated (5)	16.00% (11.50% + 4.50% PIK)*	7/3/2019	20,225	20,225	20,225	2.71%
American Pacific Corporation**
Specialty Chemicals and Materials	First lien (3)	7.00% (Base Rate + 6.00%)	2/27/2019	19,900	19,765	20,024	2.68%
Distribution International, Inc.
Distribution & Logistics	First lien (2)	7.50% (Base Rate + 6.50%)	7/16/2019	19,750	19,421	19,799	2.65%
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien (3)	7.50% (Base Rate + 6.25%)	7/7/2020	20,000	19,631	19,699	2.64%
eResearchTechnology, Inc.
Healthcare Services	First lien (3)	6.00% (Base Rate + 4.75%)	5/2/2018	19,059	18,485	19,107	2.56%
Confie Seguros Holding II Co.
Consumer Services	Second lien (3)	10.25% (Base Rate + 9.00%)	5/8/2019	18,886	18,791	19,074	2.55%
First American Payment Systems, L.P.
Business Services	Second lien (3)	10.75% (Base Rate + 9.50%)	4/12/2019	18,643	18,357	18,644	2.49%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (Base Rate + 8.25%)	7/23/2020	18,500	18,320	18,315	2.45%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (3)	6.75% (Base Rate + 4.98%)	12/14/2016	17,107	16,436	16,081	2.15%
GSDM Holdings Corp.
Healthcare Services	Subordinated (5)	10.00%	6/23/2020	15,000	14,855	14,761	1.97%
Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.50% (Base Rate + 6.25%)	8/16/2019	14,355	14,183	14,081	1.88%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000	13,963	13,895	1.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

September 30, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien (2)	8.50% (Base Rate + 7.50%)	3/3/2021	$5,000	$4,930	$5,075
	Second lien (4)	8.50% (Base Rate + 7.50%)	3/3/2021	5,000	4,930	5,075
				10,000	9,860	10,150	1.36%
Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/27/2017	10,000	9,948	10,106	1.35%
Learning Care Group (US) Inc. (18)
Learning Care Group (US) No. 2 Inc.
Education	First lien (3)	5.50% (Base Rate + 4.50%)	5/5/2021	9,476	9,386	9,518	1.27%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	9,000	8,910	8,972	1.20%
Vitera Healthcare Solutions, LLC
Software	First lien (3)	6.00% (Base Rate + 5.00%)	11/4/2020	1,985	1,967	1,982
	Second lien (3)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000	6,903	6,965
				8,985	8,870	8,947	1.20%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (3)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000	8,837	8,910	1.19%
McKissock, LLC
QC McKissock Investment, LLC
Education	First lien (2)	7.50% (Base Rate + 6.50%)	8/5/2019	4,934	4,886	4,885
	First lien (2)	7.50% (Base Rate + 6.50%)	8/5/2019	3,186	3,155	3,154
				8,120	8,041	8,039	1.08%
Albertson’s LLC
Retail	First lien (3)	4.50%	8/25/2021	7,500	7,388	7,471	1.00%
Physio-Control International, Inc.
Healthcare Products	First lien (3)	9.88%	1/15/2019	6,651	6,651	7,149	0.96%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	9.00% (Base Rate + 7.50%)	4/21/2017	7,495	7,432	6,959	0.93%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.25% (Base Rate + 5.50%)	12/22/2016	8,478	8,427	6,380	0.85%
Immucor, Inc.
Healthcare Services	Subordinated (3)(10)	11.13%	8/15/2019	3,000	2,964	3,255
	Subordinated (2)(10)	11.13%	8/15/2019	2,000	1,990	2,169
				5,000	4,954	5,424	0.73%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien (3)	8.25% (Base Rate + 7.25%)	10/26/2020	5,000	4,938	5,006	0.67%
Packaging Coordinators, Inc. (13)
Healthcare Products	Second lien (4)	9.00% (Base Rate + 8.00%)	8/1/2022	5,000	4,950	4,975	0.67%
CRC Health Corporation
Healthcare Services	Second lien (4)	9.00% (Base Rate + 8.00%)	9/28/2021	4,000	3,924	4,003	0.54%
GCA Services Group, Inc.
Business Services	Second lien (4)	9.25% (Base Rate + 8.00%)	11/1/2020	4,000	3,966	4,000	0.53%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated (4)	9.63%	12/1/2018	3,500	3,502	3,553	0.47%
Winebow Holdings, Inc. (Vinter Group, Inc., The)
Distribution & Logistics	Second lien (4)	8.50% (Base Rate + 7.50%)	1/2/2022	3,000	2,978	2,985	0.40%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (4)	9.25% (Base Rate + 8.25%)	3/10/2022	2,500	2,477	2,444	0.33%
York Risk Services Holding Corp.
Business Services	Subordinated (4)	8.50%	10/1/2022	2,000	2,000	2,000	0.27%
Education Management LLC**
Education	First lien (3)	9.25% PIK (Base Rate + 8.00% PIK)*	3/30/2018	1,944	1,913	1,118
	First lien (4)	9.25% PIK (Base Rate + 8.00% PIK)*	3/30/2018	1,097	1,070	631
				3,041	2,983	1,749	0.23%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (14)
Education	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (8)*	6/30/2012 - Past Due	1,665	1,434	216
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (8)*	6/30/2012 - Past Due	103	94	103
				1,768	1,528	319	0.04%
Total Funded Debt Investments - United States				$1,239,647	$1,226,910	$1,228,620	164.37%
Total Funded Debt Investments				$1,297,481	$1,284,301	$1,286,469	172.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

September 30, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares		Cost	Fair Value	Percent of Net Assets
Equity - Bermuda
Stratus Technologies Bermuda Holdings Ltd.**
Information Technology	Ordinary shares (2)	—	—	156,247		$65	$—
	Preferred shares (2)	—	—	35,558		15	—
						80	—	—%
Total Shares - Bermuda						$80	$—	—%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (4)	12.00% (10.00% + 2.00% PIK)*	—	35,543		$35,543	$35,543	4.76%
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2		—	8
	Preferred shares (2)	—	—	2,423		—	8,992
						—	9,000	1.20%
Tenawa Resource Holdings LLC (17)
QID NGL LLC
Energy	Ordinary shares (4)	—	—	2,400,000		2,400	2,400	0.32%
Packaging Coordinators, Inc. (13)
Packaging Coordinators Holdings, LLC
Healthcare Products	Ordinary shares (2)	—	—	19,427		636	1,330	0.18%
Ancora Acquisition LLC (14)
Education	Preferred shares (7)	—	—	372		83	83	0.01%
Total Shares - United States						$38,662	$48,356	6.47%
Total Shares						$38,742	$48,356	6.47%
Warrants - United States
YP Holdings LLC (11)
YP Equity Investors LLC
Media	Warrants (6)	—	—	5		$—	$2,062	0.28%
Storapod Holding Company, Inc.
Consumer Services	Warrants (4)	—	—	360,129		156	1,699	0.23%
Learning Care Group (US) Inc. (18)
ASP LCG Holdings, Inc.
Education	Warrants (4)	—	—	622		37	380	0.05%
UniTek Global Services, Inc.
Business Services	Warrants (4)	—	—	1,014,451	(9)	1,449	—	—%
Alion Science and Technology Corporation
Federal Services	Warrants (4)	—	—	6,000		293	—	—%
Ancora Acquisition LLC (14)
Education	Warrants (7)	—	—	20		—	—	—%
Total Warrants - United States						$1,935	$4,141	0.56%
Total Funded Investments						$1,324,978	$1,338,966	179.14%
Unfunded Debt Investments - United States
McKissock, LLC
Education	First lien (2)(12) - Undrawn	—	8/5/2019	$2,880		$(29)	$(29)	(0.01)%
MailSouth, Inc.
Media	First lien (4)(12) - Undrawn	—	12/14/2015	1,900		(181)	(168)	(0.02)%
Aspen Dental Management, Inc.
Healthcare Services	First lien (4)(12) - Undrawn	—	4/6/2016	5,000		(388)	(257)	(0.03)%
Total Unfunded Debt Investments				$9,780		$(598)	$(454)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments						$1,324,380	$1,338,512	179.08%
Non-Controlled/Affiliated Investments(19)
Equity - United States
NMFC Senior Loan Program I LLC**
Investment in Fund	Membership interest (4)	—	—	—		$15,210	$15,157	2.02%
Total Non-Controlled/Affiliated Investments						$15,210	$15,157	2.02%
Total Investments						$1,339,590	$1,353,669	181.10%

The accompanying notes are an integral part of these consolidated financial statements

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

September 30, 2014
(in thousands)

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

(4)                                      Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent and Goldman Sachs Bank USA and Morgan Stanley, N.A. as Lenders. See Note 7, Borrowings, for details.

(5)                                      Investment is held in New Mountain Finance SBIC, L.P.

(6)                                      Investment is held in NMF YP Holdings, Inc.

(7)                                      Investment is held in NMF Ancora Holdings, Inc.

(8)                                      Investment or a portion of the investment is on non-accrual status. See Note 3, Investments, for details.

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

(12)                                  Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net the impact of paydowns and cash paid for drawn revolvers or delayed draws.

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

(17)                                  The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 4.6% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC) and holds a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

September 30, 2014
(unaudited)

September 30, 2014
Investment Type	Percent of Total Investments at Fair Value
First lien	47.36%
Second lien	44.25%
Subordinated	3.39%
Equity and other	5.00%
Total investments	100.00%

September 30, 2014
Industry Type	Percent of Total Investments at Fair Value
Education	20.57%
Business Services	18.70%
Software	18.13%
Healthcare Services	8.26%
Distribution & Logistics	7.04%
Energy	6.91%
Federal Services	6.63%
Media	5.04%
Business Products	1.90%
Consumer Services	1.54%
Specialty Chemicals and Materials	1.48%
Investment in Fund	1.12%
Healthcare Products	1.00%
Industrial Services	0.66%
Retail	0.55%
Healthcare Information Technology	0.47%
Information Technology	—%
Total investments	100.00%

September 30, 2014
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.10%
Fixed rates	12.90%
Total investments	100.00%

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

September 30, 2014

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

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates) in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities (as defined below). In connection with NMFC’s IPO and through a series of transactions, New Mountain Finance Holdings, L.L.C. ("NMF Holdings" or the "Predecessor Operating Company") acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMF Holdings is a Delaware limited liability company. Until May 8, 2014, NMF Holdings was externally managed and was regulated as a BDC under the 1940 Act. As such, NMF Holdings was obligated to comply with certain regulatory requirements. NMF Holdings was treated as a partnership for United States ("U.S.") federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, NMF Holdings’ existence as a partnership for U.S. federal income tax purposes terminated and NMF Holdings became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes. For additional information on the Company’s organizational structure prior to May 8, 2014, see Restructuring.

Until May 8, 2014, NMF Holdings was externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”). As of May 8, 2014, the Investment Adviser now serves as the external investment adviser to NMFC. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

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

Prior to the Restructuring (as defined below), NMFC and AIV Holdings were holding companies with no direct operations of their own, and their sole asset was their ownership in NMF Holdings. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated (the “Operating Agreement”), of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF

Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of NMF Holdings (the number of units were equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC’s common stock on a one-for-one basis at any time.

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

Since NMFC’s IPO, and through September 30, 2014, NMFC raised approximately $292,112 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.

Restructuring

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

Upon receipt of the necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the U.S. Securities and Exchange Commission (“SEC”) of AIV Holdings’ notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings’ BDC election was filed with the SEC, AIV Holdings was no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.

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

At the 2014 joint annual meeting of the stockholders of NMFC and the sole unit holder of NMF Holdings held on May 6, 2014, the stockholders of NMFC and the sole unit holder of NMF Holdings approved a proposal which authorized the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC. Additionally, the stockholders of NMFC approved a new investment advisory and management agreement between NMFC and the Investment Adviser. Upon receipt of the necessary stockholder/unit holder approval to authorize the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the SEC of NMF Holdings’ notification of withdrawal on Form N-54C on May 8, 2014.

Effective May 8, 2014, NMF Holdings amended and restated its Operating Agreement such that the board of directors of NMF Holdings was dissolved and NMF Holdings remained a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for NMF

Holdings’ existing credit facility, and NMFC assumed all other operating activities previously undertaken by NMF Holdings under the management of the Investment Adviser (collectively, the “Restructuring”). After the Restructuring, all wholly-owned subsidiaries of NMFC are consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Also, on May 8, 2014, NMF Holdings filed Form 15 with the SEC to terminate NMF Holdings’ registration under Section 12(g) of the Exchange Act. As a special purpose entity, NMF Holdings is bankruptcy-remote and non-recourse to NMFC. In addition, the assets remaining at NMF Holdings will continue to be used to secure NMF Holdings’ existing credit facility.

Current Organization

New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”) is a Delaware limited liability company. NMF SLF is a wholly-owned subsidiary of the Company and is bankruptcy-remote and non-recourse to NMFC. During nine months ended September 30, 2014, the Company established wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”) and NMF YP Holdings Inc. (“NMF YP”), which are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). Tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. ("NMF Servicing") that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned subsidiaries of the Company.

The diagram below depicts the Company’s organizational structure as of September 30, 2014.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. The Company’s portfolio may be concentrated in a limited number of industries.  As of September 30, 2014, the Company’s top five industry concentrations were education, business services, software, healthcare services and distribution & logistics.

Note 2. Summary of Significant Accounting Policies

Basis of accounting—The Company’s financial statements have been prepared in conformity with GAAP. NMFC consolidates its wholly-owned subsidiaries: NMF Holdings, NMF SLF, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora and NMF YP.  Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it was also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund was owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

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

Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. Generally, these securities have original maturities of three months or less. At September 30, 2014, the Company held restricted cash in connection with certain investment transactions in which the Company acts as the administrative agent.  As of September 30, 2014, restricted cash of $1,784 was held in segregated accounts.

Revenue recognition

The Company’s revenue recognition policies are as follows:

Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.

Interest income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. PIK represents interest that is accrued and recorded as interest income at the contractual rates, if deemed collectible, added to the loan principal on the respective capitalization dates, and generally due at maturity.

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

For the three and nine months ended September 30, 2014, the Company recognized a benefit (provision) for income taxes of $115 and $(271), respectively, for the Company’s consolidated subsidiaries. The Company did not recognize a benefit or provision for taxes during the three and nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, the Company had $271 and $0, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for federal income tax purposes as compared to GAAP. For the three and nine months ended September 30, 2014, the Company recorded an income tax expense of approximately $230 and $230, respectively. The Company did not recognize any income tax expense for the three and nine months ended September 30, 2013.

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

Earnings per share—The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock outstanding during the period of computation.  Diluted earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of shares of common stock assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares of common stock were dilutive.  Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.

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

Note 3. Investments

At September 30, 2014, the Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$648,154	$641,115
Second lien	590,013	598,937
Subordinated	45,536	45,963
Equity and other	55,887	67,654
Total investments	$1,339,590	$1,353,669

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Education	$265,825	$278,455
Business Services	263,814	253,059
Software	241,064	245,455
Healthcare Services	110,104	111,857
Distribution & Logistics	94,669	95,325
Energy	91,945	93,583
Federal Services	89,709	89,715
Media	65,837	68,250
Business Products	25,659	25,739
Consumer Services	18,947	20,773
Specialty Chemicals and Materials	19,765	20,024
Investment in Fund	15,210	15,157
Healthcare Products	12,237	13,454
Industrial Services	8,910	8,972
Retail	7,388	7,471
Healthcare Information Technology	8,427	6,380
Information Technology	80	—
Total investments	$1,339,590	$1,353,669

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

As of September 30, 2014, the Company’s two super priority first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. During the third quarter of 2013, the Predecessor Operating Company received preferred shares and warrants in Ancora Acquisition LLC, in relation to the two super priority first lien positions in ATI Acquisition Company. As of September 30, 2014, the Company’s investment had an aggregate cost basis of $1,611, an aggregate fair value of $402 and total unearned interest income of $84 and $245, respectively for the three and nine months then ended. As of December 31, 2013, the Predecessor Operating Company’s total investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1,611 and an aggregate fair value of $419. As of September 30, 2014 and December 31, 2013, unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.

As of September 30, 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of September 30, 2014, the portion of the UniTek first lien position placed on non-accrual status represented an aggregate cost basis of $11,241, an aggregate fair value of $8,155 and total unearned interest income of $479 and $479, respectively for the three and nine months then ended.

As of September 30, 2014, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $6,900 and $0, respectively. The Company had unfunded commitments in the form of a delayed draw or other future funding commitments of $17,245 as of September 30, 2014. The unfunded commitments on revolving credit facilities and a delayed draw are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2014.

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

NMFC Senior Loan Program I, LLC

On June 10, 2014, NMFC Senior Loan Program I, LLC (“SLP I”) was formed as a Delaware limited liability company.  SLP I is a portfolio company held by the Company.  SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act.  Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable.  SLP I operates under a limited liability company agreement (the “Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the Agreement.  The term may be extended for up to one year pursuant to certain terms of the Agreement.  SLP I has a three year re-investment period.

SLP I is capitalized with $93,000 of capital commitments, $275,000 of debt from a revolving credit facility and is managed by the Company.  The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment.  As of September 30, 2014, SLP I had total investments with an aggregate fair value of approximately $302,020, debt outstanding of $165,306 and capital that had been called and funded of $61,500.  The Company’s investment in SLP I is disclosed on the September 30, 2014 Consolidated Schedule of Investments.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I.  As a result, SLP I is classified as an affiliate of the Company.  For the three and nine months ended September 30, 2014, the Company earned approximately $175 and $179, respectively, in management fees related to SLP I which are included in total other income.  As of September 30, 2014, approximately $179 of management fees related to SLP I was included in total receivable from affiliates. For the three and nine months ended September 30, 2014, the Company earned approximately $297 and $297, respectively, of dividend income related to SLP I, which is included in total dividend income.  As of September 30, 2014, approximately $279 of dividend income related to SLP I was included in total interest and dividend receivable.

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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2014:

	Total	Level I	Level II	Level III
First lien	$641,115	$—	$497,176	$143,939
Second lien	598,937	—	508,314	90,623
Subordinated	45,963	—	10,977	34,986
Equity and other	67,654	—	—	67,654
Total investments	$1,353,669	$—	$1,016,467	$337,202

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

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2014, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2014:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2014	$312,261	$106,507	$113,161	$14,850	$77,743
Total gains or losses included in earnings:
Net realized gains on investments	585	—	581	—	4
Net change in unrealized (depreciation) appreciation	(6,614)	(11,586)	(547)	(89)	5,608
Purchases, including capitalized PIK and revolver fundings	65,909	10,859	30,938	20,225	3,887
Proceeds from sales and paydowns of investments	(53,408)	(94)	(33,310)	—	(20,004)
Transfers into Level III (1)	38,669	38,253	—	—	416
Transfers out of Level III (1)	(20,200)	—	(20,200)	—	—
Fair value, September 30, 2014	$337,202	$143,939	$90,623	$34,986	$67,654
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(5,868)	$(11,586)	$199	$(89)	$5,608

(1)                             As of September 30, 2014, the portfolio investments were transferred into Level III from Level II or Level I and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

At September 30, 2013, NMFC’s only investment was its investment in the Predecessor Operating Company.  The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor Operating Company at September 30, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2013	$113,201	$21,312	$38,527	$24,681	$28,681
Total gains or losses included in earnings:
Net realized gains on investments	1,398	66	—	—	1,332
Net change in unrealized appreciation (depreciation)	633	(41)	116	110	448
Purchases, including capitalized PIK and revolver fundings	1,503	(84)	—	55	1,532
Proceeds from sales and paydowns of investments	(8,881)	(7,083)	—	—	(1,798)
Fair value, September 30, 2013	$107,854	$14,170	$38,643	$24,846	$30,195
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Predecessor Operating Company at the end of the period:	$697	$23	$116	$110	$448

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2014, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2014:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2013	$153,720	$28,411	$55,538	$5,171	$64,600
Total gains or losses included in earnings:
Net realized gains on investments	7,409	1,260	581	196	5,372
Net change in unrealized (depreciation) appreciation	(7,035)	(11,915)	98	(285)	5,067
Purchases, including capitalized PIK and revolver fundings	191,138	89,049	48,436	35,463	18,190
Proceeds from sales and paydowns of investments	(65,979)	(1,119)	(33,310)	(5,559)	(25,991)
Transfers into Level III (1)	78,149	38,253	39,480	—	416
Transfers out of Level III (1)	(20,200)	—	(20,200)	—	—
Fair value, September 30, 2014	$337,202	$143,939	$90,623	$34,986	$67,654
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Companies at the end of the period:	$(3,343)	$(11,443)	$738	$(89)	$7,451

(1)                             As of September 30, 2014, the portfolio investments were transferred into Level III from Level II or Level I and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

At September 30, 2013, NMFC’s only investment was its investment in the Predecessor Operating Company. The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor Operating Company at September 30, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other (2)
Fair value, December 31, 2012	$119,128	$42,885	$43,255	$22,891	$10,097
Total gains or losses included in earnings:
Net realized gains on investments	1,975	263	380	—	1,332
Net change in unrealized (depreciation) appreciation	(150)	70	1,148	658	(2,026)
Purchases, including capitalized PIK and revolver fundings	37,761	11	13,860	1,297	22,593
Proceeds from sales and paydowns of investments	(57,434)	(35,633)	(20,000)	—	(1,801)
Transfers into Level III (1)	6,574	6,574	—	—	—
Fair value, September 30, 2013	$107,854	$14,170	$38,643	$24,846	$30,195
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Predecessor Operating Company at the end of the period:	$(945)	$(605)	$1,027	$658	$(2,025)

(1)                             As of September 30, 2013, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)                             During the nine months ended September 30, 2013, the Predecessor Operating Company received dividends of $4,802 from its equity and other investments, which were recorded as dividend income.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2014 and September 30, 2013. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

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

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2014, the Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in eleven of its portfolio companies.  The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  The Company also may use a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement.  In applying the income based approach as of September 30, 2014, the Company used the discount ranges set forth in the table below to value investments in fourteen of its portfolio companies.

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$143,939	Market approach	EBITDA multiple	7.0	x	10.0	x	8.3	x
		Income approach	Discount rate	8.1%		16.0%		11.7%
Second lien	90,623	Market approach	EBITDA multiple	6.0	x	13.0	x	8.8	x
		Income approach	Discount rate	10.6%		13.6%		11.9%
Subordinated	34,986	Market approach	EBITDA multiple	7.5	x	9.0	x	8.3	x
		Income approach	Discount rate	10.4%		16.0%		13.3%
Equity and other	67,654	Market approach	EBITDA multiple	1.5	x	10.0	x	8.0	x
		Income approach	Discount rate	8.0%		13.2%		12.5%
	$337,202	Black Scholes analysis	Expected life in years	0.5		11.7		3.2
			Volatility	26.8%		41.0%		29.4%
			Discount rate	2.5%		4.1%		2.8%

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, SLF Credit Facility and the NMFC Credit Facility (as defined in Note 7, Borrowings) are representative of market. The carrying values of the Holdings Credit Facility, SLF Credit Facility and NMFC Credit Facility approximate fair value as of September 30, 2014, as the facilities are continually monitored and examined by both the borrower and the lender. For the year ended December 31, 2013, the Holdings Credit Facility was amended and restated to further increase the maximum amount of revolving borrowings available. The fair value of the Holdings Credit Facility, SLF Credit Facility and NMFC Credit Facility are considered Level III. The fair value of the Convertible Notes (as defined in Note 7, Borrowings) as of September 30, 2014 was $117,084, which was based on quoted prices and considered Level II.  See Note 7, Borrowings, for details. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items.

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

Note 5. Agreements

NMF Holdings entered into an investment advisory and management agreement, as amended and restated with the Investment Adviser. Until May 8, 2014, under the investment advisory and management agreement, the Investment Adviser managed the day-to-day operations of, and provided investment advisory services to, NMF Holdings. For providing these services, the Investment Adviser received a fee from NMF Holdings, consisting of two components—a base management fee and an incentive fee.

On May 6, 2014, the stockholders of NMFC approved a new investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which became effective on May 8, 2014. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets, which equals the Company’s total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the SLF Credit Facility (as defined in Note 7, Borrowings) and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets, which equals the Company’s total assets, as determined in accordance with GAAP, borrowings under the SLF Credit Facility, and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of September 30, 2014), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The following table summarizes the management fees and incentive fees incurred by NMFC for the three and nine months ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Management fee	$5,021	$—	$7,763	$—
Management fee allocated from NMF Holdings (2)	—	3,204	5,983	8,210
Total Management fee	5,021	3,204	13,746	8,210
Incentive fee, excluding accrued capital gains incentive fees	4,520	—	7,267	—
Incentive fee, excluding accrued capital gains incentive fees allocated from NMF Holdings (2)	—	3,016	6,248	9,216
Total Incentive fee	4,520	3,016	13,515	9,216
Accrued capital gains incentive fees (1)	(2,667)	—	(1,904)	—
Accrued capital gains incentive fees allocated from NMF Holdings (1)(2)	—	1,353	2,024	1,733
Total Accrued capital gains incentive fees	(2,667)	1,353	120	1,733

(1)         The accrued capital gains incentive fees would be paid by the Company if the Company ceased operations on September 30, 2014 or September 30, 2013, respectively, and liquidated its investments at the valuations as of the respective quarter ends. As of September 30, 2014, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.  At September 30, 2013, the Company’s only investment was its investment in the Predecessor Operating Company.  As of September 30, 2013, approximately $939 of capital gains incentive fees was owed to the Predecessor Operating Company under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains exceed cumulative Adjusted Unrealized Capital Depreciation.

(2)         For the three and nine months ended September 30, 2013, NMFC is reflecting its proportionate share of the Predecessor Operating Company’s management, incentive and capital gains incentive fees.  For the three and nine months ended September 30, 2013, the management fees at NMF Holdings were $3,754 and $11,049, respectively.  For the three and nine months ended September 30, 2013, the incentive fee, excluding accrued capital gains incentive fees, at NMF Holdings was $3,533 and $12,398, respectively.  For the three and nine months ended September 30, 2013, the accrued capital gains incentive fees at NMF Holdings were $1,587 and $2,568, respectively.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Statements of Operations for the three and nine months ended September 30, 2014 is adjusted to reflect this step-up to fair market value.

	Three months ended September 30, 2014	Adjustments	Adjusted three months ended September 30, 2014
Investment income
Interest income (1)	$32,353	$(53)	$32,300
Dividend income	511	—	511
Other income	1,842	—	1,842
Total investment income (2)	34,706	(53)	34,653
Total net expenses pre-incentive fee (3)	12,053	—	12,053
Pre-Incentive Fee Net Investment Income	22,653	(53)	22,600
Incentive fee (4)	1,853	—	1,853
Post-Incentive Fee Net Investment Income	20,800	(53)	20,747
Net realized gains on investments	768	(201)	567
Net change in unrealized (depreciation) appreciation of investments (5)	(14,272)	254	(14,018)
Benefit (provision) for taxes	115	—	115
Net increase in net assets resulting from operations	$7,411		$7,411

(1)                                 Includes $1,623 in payment-in-kind interest from investments.

(2)                                 Includes income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(3)                                 Includes expense waivers and reimbursements of $322.

(4)                                 For the three months ended September 30, 2014, the Company incurred total incentive fees of $1,853, of which $(2,667) related to capital gains incentive fees on a hypothetical liquidation basis.

(5)                                 Includes net change in unrealized (deprecation) appreciation of investments from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

	Nine months ended September 30, 2014	Adjustments	Adjusted nine months ended September 30, 2014
Investment income
Interest income (1)	$51,141	$(151)	$50,990
Dividend income	1,483	—	1,483
Other income	2,551	—	2,551
Investment income allocated from NMF Holdings
Interest income (1)	40,515	—	40,515
Dividend income	2,368	—	2,368
Other income	795	—	795
Total investment income (2)	98,853	(151)	98,702
Total net expenses pre-incentive fee (3)	31,071	—	31,071
Pre-Incentive Fee Net Investment Income	67,782	(151)	67,631
Incentive fee (4)	13,635	—	13,635
Post-Incentive Fee Net Investment Income	54,147	(151)	53,996
Net realized losses on investments	(299)	(385)	(684)
Net realized gains on investments allocated from NMF Holdings	8,568	—	8,568
Net change in unrealized (depreciation) appreciation of investments (5)	(8,564)	536	(8,028)
Net change in unrealized appreciation (depreciation) of investments allocated from NMF Holdings	940	—	940
(Provision) benefit for taxes	(271)	—	(271)
Net increase in net assets resulting from operations	$54,521		$54,521

(1)                                 Includes $3,049 in payment-in-kind interest from investments.

(2)                                 Includes income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(3)                                 Includes expense waivers and reimbursements of $1,145.

(4)                                 For the nine months ended September 30, 2014, the Company and Predecessor Operating Company incurred total incentive fees of $13,635, of which $120 related to capital gains incentive fees on a hypothetical liquidation basis.

(5)                                 Includes net change in unrealized (deprecation) appreciation of investments from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

At September 30, 2013, NMFC’s only investment was its investment in the Predecessor Operating Company.  The following Statements of Operations of the Predecessor Operating Company for the three and nine months ended September 30, 2013 is adjusted to reflect the step-up to fair market value.

	Three months ended September 30, 2013	Adjustments	Adjusted three months ended September 30, 2013
Investment income
Interest income (1)	$27,175	$(111)	$27,064
Dividend income	(1,631)	—	(1,631)
Other income	249	—	249
Total investment income	25,793	(111)	25,682
Total net expenses pre-incentive fee (2)	8,014	—	8,014
Pre-Incentive Fee Net Investment Income	17,779	(111)	17,668
Incentive fee (3)	5,120	—	5,120
Post-Incentive Fee Net Investment Income	12,659	(111)	12,548
Net realized gains (losses) on investments (4)	5,160	(121)	5,039
Net change in unrealized appreciation of investments	2,659	232	2,891
Net increase in members’ capital resulting from operations	$20,478		$20,478

(1)                                 Includes $841 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $600.

(3)                                 For the three months ended September 30, 2013, the Predecessor Operating Company incurred total incentive fees of $5,120, of which $1,587 related to capital gains incentive fees on a hypothetical liquidation basis.

(4)                                 Includes $1,722 of realized gains on investments resulting from the modification of terms on one debt investment that was accounted for as an extinguishment.

	Nine months ended September 30, 2013	Adjustments	Adjusted nine months ended September 30, 2013
Investment income
Interest income (1)	$79,539	$(804)	$78,735
Dividend income	4,802	—	4,802
Other income	1,926	—	1,926
Total investment income	86,267	(804)	85,463
Total net expenses pre-incentive fee (2)	23,472	—	23,472
Pre-Incentive Fee Net Investment Income	62,795	(804)	61,991
Incentive fee (3)	14,966	—	14,966
Post-Incentive Fee Net Investment Income	47,829	(804)	47,025
Net realized gains (losses) on investments	9,516	(3,270)	6,246
Net change in unrealized appreciation of investments	2,518	4,074	6,592
Net increase in members’ capital resulting from operations	$59,863		$59,863

(1)                                 Includes $2,387 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $2,265.

(3)                                 For the nine months ended September 30, 2013, the Predecessor Operating Company incurred total incentive fees of $14,966, of which $2,568 related to capital gains incentive fees on a hypothetical liquidation basis.

(4)                                 Includes $1,722 of realized gains on investments resulting from the modification of terms on one debt investment that was accounted for as an extinguishment.

The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company’s financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. For the three and nine months ended September 30, 2014, approximately $0 and $299, respectively, of indirect administrative expenses were included in total administrative expenses and were included in total payable to affiliates as the expenses were payable to the Administrator.

The Company incurred the following expenses, which were waived by the Administrator or were in excess of the expense cap, for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Administrative expenses	$322	$—	$380	$—
Administrative expenses allocated from NMF Holdings	—	241	390	675
Professional fees	—	—	—	—
Professional fees allocated from NMF Holdings	—	271	375	961
Other general and administrative expenses	—	—	—	—
Other general and administrative expenses allocated from NMF Holdings	—	—	—	—
Total expense reimbursement	$322	$512	$1,145	$1,636

As of September 30, 2014, no expense waivers and reimbursements were receivable from an affiliate.  As of September 30, 2013, $271 of the expense waivers and reimbursements were allocated from NMF Holdings and were receivable by NMF Holdings from an affiliate.

The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the “New Mountain” and the “New Mountain Finance” names. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the “New Mountain” and “New Mountain Finance” names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the “New Mountain” or the “New Mountain Finance” names.

NMFC entered into a Registration Rights Agreement with Steven B. Klinsky (the Chairman of the Company’s board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, the Investment Adviser has the right to require NMFC to register for public resale under the Securities Act of 1933, as amended (the “Securities Act of 1933”), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of NMFC’s common stock issued or issuable in exchange for units and any other shares of NMFC’s common stock held by the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, the Investment Adviser can withdraw its request to have the shares registered. Investment Adviser may assign its rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity will have the right to “piggyback”, or include their own registerable securities in such a registration. Shares held by Steven B. Klinsky were registered on a shelf registration statement on Form N-2.

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

The Company has entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs.  For the three and nine months ended September 30, 2014, approximately $0 and $299, respectively, of indirect administrative expenses were included in total administrative expenses and were included in total payable to affiliates as the expenses were payable to the Administrator.

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

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures.

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

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $280,000. As of September 30, 2014, NMF Holdings was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility was amended and restated on May 6, 2014 and as a result, it is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings’ investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense and non-usage fees incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2014 and September 30, 2013.

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest expense	$1,747	$1,430	$5,087	$4,307
Non-usage fee	57	75	208	144
Weighted average interest rate	2.9%	2.9%	2.9%	2.9%
Average debt outstanding	$235,348	$190,692	$230,959	$192,843

As of September 30, 2014 and December 31, 2013, the outstanding balance on the Holdings Credit Facility was $258,962 and $221,849, respectively, and NMF Holdings was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215,000. The SLF Credit Facility is non-recourse to the Company and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of NMF SLF’s investments, but rather to the performance of the underlying portfolio companies.  NMF SLF is not restricted from the purchase or sale of loans with an affiliate. Therefore, specified loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

As of September 30, 2014, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and LIBOR plus 2.75% per annum for second lien loans, respectively. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense and non-usage fees incurred on the SLF Credit Facility for the three and nine months ended September 30, 2014 and September 30, 2013.

	Three months ended			Nine months ended
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Interest expense	$1,149	$1,243		$3,562	$3,663
Non-usage fee	16	—	(1)	16	2
Weighted average interest rate	2.2%	2.3%		2.2%	2.3%
Average debt outstanding	$202,218	$214,828		$210,690	$214,547

(1)                                 For the three months ended September 30, 2013, the total non-usage fee was less than $1 thousand.

As of September 30, 2014 and December 31, 2013, the outstanding balance on the SLF Credit Facility was $204,867 and $214,668, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, dated June 4, 2014 (together with the related guarantee and security agreement, the “NMFC Credit Facility”), among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA and Morgan Stanley, N.A. as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019.  The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

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

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013 (1)	September 30, 2014	September 30, 2013 (1)
Interest expense	$41	$—	$41	$—
Non-usage fee	42	—	56	—
Weighted average interest rate	2.7%	—%	2.7%	—%
Average debt outstanding	$5,978	$—	$2,015	$—

(1)  Not applicable, as the NMFC Credit Facility commenced on June 4, 2014.

As of September 30, 2014, the outstanding balance on the NMFC Credit Facility was $22,000, and NMFC was not aware of any instances of non-compliance related to the NMFC Credit Facility on such dates.

Convertible Notes—On June 3, 2014, the Company closed a private offering of $115,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “Indenture”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 62.7746 shares of the Company’s common stock per $1 principal amount of Convertible Notes (7,219,083 common shares) corresponding to an initial conversion price per share of approximately $15.93, which represents a premium of 12.5% to the $14.16 per share closing price of the Company’s common stock on May 28, 2014. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $14.16 per share.  In no event will the total number of shares of common stock issuable upon conversion exceed 70.6214 per $1 principal amount of the Convertible Notes.  The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.

The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As more reflected in Note 11, Earnings Per Share, the issuance is to be considered as part of the if-converted method for calculation of diluted earnings per share.

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

The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Note and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture.  As of September 30, 2014, the Company was in compliance with the terms of the Indenture.

Interest expense incurred on the Convertible Notes for the three and nine months ended September 30, 2014 was $1,438 and $1,885, respectively.

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

Note 9. Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2014, the Company had unfunded commitments on revolving credit facilities of $6,900, no outstanding bridge financing commitments and other future funding commitments of $17,245. The unfunded commitments on revolving credit facilities and a delayed draw are disclosed on the Company’s Consolidated Schedule of Investments. As of December 31, 2013, the Company's only investment was its investment in the Predecessor Operating Company. As of December 31, 2013, the Predecessor Operating Company had unfunded commitments on revolving credit facilities of $15,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on NMF Holdings’ Consolidated Schedule of Investments.

The Company also has revolving borrowings available under the Holdings Credit Facility, the SLF Credit Facility and the NMFC Credit Facility as of September 30, 2014. See Note 7, Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of September 30, 2014, the Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future. As of December 31, 2013, the Company's only investment was its investment in the Predecessor Operating Company. As of December 31, 2013, the Predecessor Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Net Assets

The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

					Accumulated
			Paid in Capital	Undistributed	Undistributed Net	Net Unrealized	Total
	Common Stock		in Excess	Net Investment	Realized Gains	Appreciation	Net
	Shares	Par Amount	of Par	Income	(Losses)	(Depreciation)	Assets
Balance at December 31, 2013	45,224,755	$452	$633,383	$—	$5,056	$11,216	$650,107
Issuances of common stock	6,943,565	70	101,055	—	—	—	101,125
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(250)	—	—	—	(250)
Deferred offering costs	—	—	(126)	—	—	—	(126)
Dividends declared	—	—	—	(51,673)	(6,247)	—	(57,920)
Net increase in net assets resulting from operations	—	—	—	54,147	8,269	(7,895)	54,521
Balance at September 30, 2014	52,168,320	$522	$734,062	$2,474	$7,078	$3,321	$747,457

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Earnings per share — basic
Numerator for increase in net assets per share	$7,411	$17,467	$54,521	$43,975
Denominator for basic weighted average share	52,071,071	38,159,320	50,262,656	31,952,623
Basic earnings per share	$0.14	$0.46	$1.09	$1.38
Earnings per share — diluted(1)
Numerator for increase in net assets per share	$7,411	$17,467	$54,521	$43,975
Adjustment for full income at NMF Holdings	—	3,011	—	15,888
Adjustment for interest on Convertible Notes and incentive fees, net	1,150	—	1,508	—
Numerator for diluted earnings per share	$8,561	$20,478	$56,029	$59,863

Denominator for basic weighted average share	52,071,071	38,159,320	50,262,656	31,952,623
Adjustment assuming all AIV Holdings units in NMF Holdings were exchanged for shares of NMFC	—	6,571,938	—	10,895,015
Adjustment for dilutive effect of Convertible Notes	7,219,083	—	3,331,885	—
Denominator for diluted weighted average share	59,290,154	44,731,258	53,594,541	42,847,638
Diluted earnings per share	$0.14	$0.46	$1.05	$1.40

(1)         In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Company for the nine months ended September 30, 2014 and September 30, 2013. The ratios to average net assets have been annualized.

	Nine months ended
	September 30, 2014	September 30, 2013
Per share data:
Net asset value, January 1, 2014 and January 1, 2013, respectively	$14.38	$14.06
Net investment income	0.62	—
Net realized and unrealized gains (losses)	(0.18)	—
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income (1)	0.46	1.12
Net realized and unrealized gains (losses) (1)	0.19	0.28
Total net increase	1.09	1.40
Dividends declared to stockholders from net investment income	(1.02)	(1.12)
Dividends declared to stockholders from net realized gains	(0.12)	(0.02)
Net asset value, September 30, 2014 and September 30, 2013, respectively	$14.33	14.32
Per share market value, September 30, 2014 and September 30, 2013, respectively	$14.69	14.41
Total return based on market value (2)	5.43%	4.58%
Total return based on net asset value (3)	7.74%	10.20%
Shares outstanding at end of period	52,168,320	38,259,921
Average weighted shares outstanding for the period	50,262,656	31,952,623
Average net assets for the period	$732,060	$456,922
Ratio to average net assets (4):
Net investment income	9.89%	10.45%
Total expenses, before waivers/reimbursements	8.37%	8.79%
Total expenses, net of waivers/reimbursements	8.16%	8.39%

(1)                                 For the nine months ended September 30, 2013, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

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

(4)                                 Ratio to average net assets for the nine months ended September 30, 2014 and September 30, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the nine months ended September 30, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company’s net investment income and expenses. For the nine months ended September 30, 2013, the Company is reflecting its proportionate share of the Predecessor Operating Company’s net investment income and expenses.

The following information sets forth the financial highlights for the Company for the nine months ended September 30, 2014 and NMF Holdings for the nine months ended September 30, 2013.

	NMFC	NMF Holdings
	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Average debt outstanding—Holdings Credit Facility (1)	$229,750	$192,843
Average debt outstanding—SLF Credit Facility (1)	$209,460	$214,547
Average debt outstanding—Convertible Notes	$50,549	$—
Average debt outstanding—NMFC Credit Facility	$2,015	$—
Asset coverage ratio	224.40%	271.56%
Portfolio turnover (2)	22.39%	30.46%

(1)                                 For the nine months ended September 30, 2014, average debt outstanding represents the Company’s average debt outstanding as well as the Company's proportionate share of the Predecessor Operating Company’s average debt outstanding. The average debt outstanding for the nine months ended September 30, 2014 at the Holdings Credit Facility and SLF Credit Facility was $230,959 and $210,690, respectively.

(2)                                 For the nine months ended September 30, 2014, portfolio turnover represents the investment activity of the Predecessor Operating Company and the Company.

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

Note 14. Subsequent Events

On October 28, 2014, the Company completed a public offering of 5,000,000 shares of its common stock at a public offering price of $14.53 per share, which resulted in net proceeds of $71,750. In connection with the public offering, the underwriters purchased an additional 750,000 shares of the Company’s common stock with the exercise of the overallotment option to purchase up to an additional 750,000 shares of the Company’s common stock, which resulted in additional net proceeds of $10,763.

On November 4, 2014, the Company’s board of directors declared a fourth quarter 2014 distribution of $0.34 per share payable on December 30, 2014 to holders of record as of December 16, 2014.

Deloitte & Touche LLP

30 Rockefeller Plaza
New York, NY 10112
USA

Tel:	212 436 2000
Fax:	212 436 5000
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of

New Mountain Finance Corporation

New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation as of September 30, 2014, including the consolidated schedule of investments, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2014 and 2013, and the consolidated statements of changes in net assets, and cash flows for the nine month periods ended September 30, 2014 and 2013.  These interim financial statements are the responsibility of the management of New Mountain Finance Corporation.

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

As discussed in Note 1 to the interim financial statements, the Company completed a restructuring during the nine month period ended September 30, 2014.

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

In our opinion, the information set forth in the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2013, is fairly stated, in all material respects, in relation to the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2013, from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

November 5, 2014

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

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates) in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities (as defined below). In connection with NMFC’s IPO and through a series of transactions, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the “Predecessor Operating Company”) acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMF Holdings is a Delaware limited liability company. Until May 8, 2014, NMF Holdings was externally managed and was regulated as a BDC under the 1940 Act. As such, NMF Holdings was obligated to comply with certain regulatory requirements. NMF Holdings was treated as a partnership for United States (“U.S.”) federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, NMF Holdings’ existence as a partnership for U.S. federal income tax purposes terminated and NMF Holdings became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes. For additional information on our organizational structure prior to May 8, 2014, see “—Restructuring”.

Until May 8, 2014, NMF Holdings was externally managed by the Investment Adviser. As of May 8, 2014, the Investment Adviser now serves as the external investment adviser to NMFC. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management totaling more than $15.0 billion(1), which includes total assets held by the Company. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

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

Prior to the Restructuring (as defined below), NMFC and AIV Holdings were holding companies with no direct operations of their own, and their sole asset was its ownership in NMF Holdings. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated (the “Operating Agreement”), of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of NMF Holdings (the number of units were equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC’s common stock on a one-for-one basis at any time.

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

Since NMFC’s IPO, and through September 30, 2014, NMFC raised approximately $292.1 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.

(1)         Includes amounts committed, not all of which have been drawn down and invested to date, as of September 30, 2014.

Restructuring

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

Upon receipt of necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the U.S. Securities and Exchange Commission (“SEC”) of AIV Holdings’ notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings’ BDC election was filed with the SEC, AIV Holdings was no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.

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

At the 2014 joint annual meeting of the stockholders of NMFC and the sole unit holder of NMF Holdings held on May 6, 2014, the stockholders of NMFC and the sole unit holder of NMF Holdings approved a proposal which authorized the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC. Additionally, the stockholders of NMFC approved a new investment advisory and management agreement between NMFC and the Investment Adviser. Upon receipt of the necessary stockholder/unit holder approval to authorize the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the SEC of NMF Holdings’ notification of withdrawal on Form N-54C on May 8, 2014.

Effective May 8, 2014, NMF Holdings amended and restated its Operating Agreement such that the board of directors of NMF Holdings was dissolved and NMF Holdings remained a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for NMF Holdings’ existing credit facility, and NMFC assumed all other operating activities previously undertaken by NMF Holdings under the management of the Investment Adviser (collectively, the “Restructuring”). After the Restructuring, all wholly-owned subsidiaries of NMFC are consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Also, on May 8, 2014, NMF Holdings filed Form 15 with the SEC to terminate NMF Holdings’ registration under Section 12(g) of the Exchange Act. As a special purpose entity, NMF Holdings is bankruptcy-remote and non-recourse to NMFC. In addition, the assets remaining at NMF Holdings continue to be used to secure NMF Holdings’ existing credit facility.

Current Organization

New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”) is a Delaware limited liability company. NMF SLF is a wholly-owned subsidiary of the Company and is bankruptcy-remote and non-recourse to NMFC. During the nine months ended September 30, 2014, the Company established wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”) and NMF YP Holdings Inc. (“NMF YP”), which are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). Tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., LLC (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned subsidiaries of the Company.

The diagram below depicts the Company’s organizational structure as of September 30, 2014.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Our portfolio may be concentrated in a limited number of industries.  As of September 30, 2014, our top five industry concentrations were education, business services, software, healthcare services and distribution & logistics.

As of September 30, 2014, the Company’s net asset value was $747.5 million and its portfolio had a fair value of approximately $1,353.7 million in 70 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.7%. This Yield to Maturity at Cost (“Yield to Maturity at Cost”) calculation assumes that all investments not on non-accrual are purchased at the adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date). This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate (“LIBOR”) curves at each quarter’s end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in the Company’s portfolio or other factors.

Recent Developments

On October 28, 2014, the Company completed a public offering of 5,000,000 shares of its common stock at a public offering price of $14.53 per share, which resulted in net proceeds of $71.8 million. In connection with the public offering, the underwriters purchased an additional 750,000 shares of the Company’s common stock with the exercise of the overallotment option to purchase up to an additional 750,000 shares of the Company’s common stock, which resulted in additional net proceeds of $10.8 million.

On November 4, 2014, the Company’s board of directors declared a fourth quarter 2014 distribution of $0.34 per share payable on December 30, 2014 to holders of record as of December 16, 2014.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Basis of Accounting

The Company consolidates its wholly-owned subsidiaries: NMF Holdings, NMF SLF, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora and NMF YP. Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it is also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2014:

(in thousands)	Total	Level I	Level II	Level III
First lien	$641,115	$—	$497,176	$143,939
Second lien	598,937	—	508,314	90,623
Subordinated	45,963	—	10,977	34,986
Equity and other	67,654	—	—	67,654
Total investments	$1,353,669	$—	$1,016,467	$337,202

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

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment.  In applying the market based approach as of September 30, 2014, the Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in eleven of its portfolio companies.  The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2014, the Company used the discount ranges set forth in the table below to value investments in fourteen of its portfolio companies.

(in thousands)

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$143,939	Market approach	EBITDA multiple	7.0	x	10.0	x	8.3	x
		Income approach	Discount rate	8.1%		16.0%		11.7%
Second lien	90,623	Market approach	EBITDA multiple	6.0	x	13.0	x	8.8	x
		Income approach	Discount rate	10.6%		13.6%		11.9%
Subordinated	34,986	Market approach	EBITDA multiple	7.5	x	9.0	x	8.3	x
		Income approach	Discount rate	10.4%		16.0%		13.3%
Equity and other	67,654	Market approach	EBITDA multiple	1.5	x	10.0	x	8.0	x
		Income approach	Discount rate	8.0%		13.2%		12.5%
	$337,202	Black Scholes analysis	Expected life in years	0.5		11.7		3.2
			Volatility	26.8%		41.0%		29.4%
			Discount rate	2.5%		4.1%		2.8%

NMFC Senior Loan Program I, LLC

On June 10, 2014, NMFC Senior Loan Program I, LLC (“SLP I”) was formed as a Delaware limited liability company.  SLP I is a portfolio company held by the Company.  SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act.  Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable.  SLP I operates under a limited liability company agreement (the “Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the Agreement.  The term may be extended for up to one year pursuant to certain terms of the Agreement.  SLP I has a three year re-investment period.

SLP I is capitalized with $93.0 million of capital commitments, $275.0 million of debt from a revolving credit facility and is managed by the Company.  The Company’s capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment.  As of September 30, 2014, SLP I had total investments with an aggregate fair value of approximately $302.0 million, debt outstanding of $165.3 million and capital that had been called and funded of $61.5 million.  The Company’s investment in SLP I is disclosed on the September 30, 2014 Consolidated Schedule of Investments.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I.  As a result, SLP I is classified as an affiliate of the Company.  For the three and nine months ended September 30, 2014, the Company earned approximately $0.2 million and $0.2 million, respectively in management fees related to SLP I which are included in total other income.  As of September 30, 2014, approximately $0.2 million of management fees related to SLP I was included in total receivable from affiliates. For the three and nine months ended September 30, 2014, the Company earned approximately $0.3 million and $0.3 million, respectively, of dividend income related to SLP I, which is included in total dividend income.  As of September 30, 2014, approximately $0.3 million of dividend income related to SLP I was included in total interest and dividend receivable.

SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.

Interest income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. PIK represents interest that is accrued and recorded as interest income at the contractual rates, if deemed collectible, added to the loan principal on the respective capitalization dates, and generally due at maturity.

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

As of September 30, 2014, all investments in the Company’s portfolio had an Investment Rating of 1 or 2 with the exception of four portfolio company names; three with an Investment Rating of 3 and two with an Investment Rating of 4. As of September 30, 2014, one portfolio company had a portion of its investment with an Investment Rating of 3 and a portion of its investment with an Investment Rating of 4. As of September 30, 2014, the Company’s two super priority first lien positions in ATI Acquisition Company and related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of September 30, 2014, the Company’s two super priority first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. During the third quarter of 2013, the Company received preferred shares and warrants in Ancora Acquisition LLC, in relation to the two super priority first lien positions in ATI Acquisition Company. As of September 30, 2014, the Company’s investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.1 million and $0.2 million for the three and nine months then ended. Unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.

As of September 30, 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of September 30, 2014, the portion of the UniTek first lien position placed on non-accrual status represented an aggregate cost basis of $11.2 million, an aggregate fair value of $8.2 million and total unearned interest income of $0.5 million and $0.5 million, respectively for the three and nine months then ended.

Portfolio and Investment Activity

The fair value of the Company’s investments was approximately $1,353.7 million in 70 portfolio companies at September 30, 2014.  At December 31, 2013, the Company’s only investment was its investment in the Predecessor Operating Company. The fair value of the Predecessor Operating Company’s investments was approximately $1,115.7 million in 59 portfolio companies at December 31, 2013.

The following table shows the Company’s portfolio and investment activity for the nine months ended September 30, 2014 and the portfolio and investment activity for the nine months ended September 30, 2013 for the Predecessor Operating Company:

	Nine months ended
(in millions)	September 30, 2014 (1)	September 30, 2013
New investments in 36 and 21 portfolio companies, respectively	$516.2	$349.3
Investment repayments in existing portfolio companies	197.9	288.4
Sales of investments in 10 and 9 portfolio companies, respectively	84.7	26.7
Change in unrealized appreciation on 30 and 42 portfolio companies, respectively	20.4	19.4
Change in unrealized depreciation 45 and 25 portfolio companies, respectively	(27.9)	(16.9)

(1)                             For the nine months ended September 30, 2014, amounts represent the investment activity of the Predecessor Operating Company and the Company.

At September 30, 2014, the Company’s weighted average Yield to Maturity at Cost was approximately 10.7%. At September 30, 2013, the Predecessor Operating Company’s weighted average Yield to Maturity at Cost was approximately 10.8%.

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

The following table for the Company for the three months ended September 30, 2014 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three months ended September 30, 2014	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted three months ended September 30, 2014
Investment income
Interest income	$32,353	$(53)	$—	$32,300
Dividend income	511	—	—	511
Other income	1,842	—	—	1,842
Total investment income (2)	34,706	(53)	—	34,653
Total expenses pre-incentive fee (3)	12,053	—	—	12,053
Pre-Incentive Fee Net Investment Income	22,653	(53)	—	22,600
Incentive fee	1,853	—	2,667	4,520
Post-Incentive Fee Net Investment Income	20,800	(53)	(2,667)	18,080
Net realized gains on investments	768	(201)	—	567
Net change in unrealized (depreciation) appreciation of investments (4)	(14,272)	254	—	(14,018)
Benefit (provision) for taxes	115	—	—	115
Capital gains incentive fees	—	—	2,667	2,667
Net increase in net assets resulting from operations	$7,411			$7,411

(1)         For the three months ended September 30, 2014, the Company incurred total incentive fees of $1.9 million, of which $(2.7) million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)         Includes income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(3)         Includes expense waivers and reimbursements of $0.3 million.

(4)         Includes net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

For the three months ended September 30, 2014, the Company had a $0.1 million adjustment to interest income for amortization, a decrease of $0.2 million to net realized gains and an increase of $0.3 million to net change in unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended September 30, 2014, total adjusted investment income of $34.7 million consisted of approximately $29.1 million in cash interest from investments, approximately $1.6 million in PIK interest from investments, approximately $1.0 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $0.6 million, approximately $0.5 million in dividend income and approximately $1.9 million in other income. The Company’s Adjusted Net Investment Income was $18.1 million for the three months ended September 30, 2014.

The following table for the Company for the nine months ended September 30, 2014 is adjusted to reflect the Company’s pro-rata share of the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Nine months ended September 30, 2014	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted nine months ended September 30, 2014
Investment income
Interest income	$51,141	$(151)	$—	$50,990
Dividend income	1,483	—	—	1,483
Other income	2,551	—	—	2,551
Investment income allocated from NMF Holdings
Interest income	40,515	—	—	40,515
Dividend income	2,368	—	—	2,368
Other income	795	—	—	795
Total investment income (2)	98,853	(151)	—	98,702
Total expenses pre-incentive fee (3)	31,071	—	—	31,071
Pre-Incentive Fee Net Investment Income	67,782	(151)	—	67,631
Incentive fee	13,635	—	(120)	13,515
Post-Incentive Fee Net Investment Income	54,147	(151)	120	54,116
Net realized losses on investments	(299)	(385)		(684)
Net realized gains on investments allocated from NMF Holdings	8,568	—		8,568
Net change in unrealized (depreciation) appreciation of investments (4)	(8,564)	536		(8,028)
Net change in unrealized appreciation (depreciation) of investments allocated from NMF Holdings	940	—		940
Provision for taxes	(271)	—		(271)
Capital gains incentive fees	—	—	(120)	(120)
Net increase in net assets resulting from operations	$54,521			$54,521

(1)         For the nine months ended September 30, 2014, the Company incurred total incentive fees of $13.6 million, of which $0.1 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)         Includes income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(3)         Includes expense waivers and reimbursements of $1.1 million.

(4)         Includes net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

For the nine months ended September 30, 2014, the Company had a $0.1 million adjustment to interest income for amortization, a decrease of $0.4 million to net realized losses and an increase of $0.5 million to net change in unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the nine months ended September 30, 2014, total adjusted investment income of $98.7 million consisted of approximately $83.4 million in cash interest from investments, approximately $3.0 million in PIK interest from investments, approximately $3.2 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $1.9 million, approximately $3.8 million in dividend income and approximately $3.4 million in other income. The Company’s Adjusted Net Investment Income was $54.1 million for the nine months ended September 30, 2014.

In accordance with GAAP, for the nine months ended September 30, 2014, the Company accrued $0.1 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of the period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of September 30, 2014, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Company for the Three Months Ended September 30, 2014 and the Predecessor Operating Company for the Three Months Ended September 30, 2013

Revenue

	Three months ended		Percent
(in thousands)	September 30, 2014	September 30, 2013	Change
Interest income	32,353	27,175	19%
Dividend income	511	(1,631)	NM	*
Other income	1,842	249	NM	*
Total investment income	$34,706	$25,793	35%

* Not meaningful.

The Company’s total investment income increased by $8.9 million for the three months ended September 30, 2014 as compared to the Predecessor Operating Company’s total investment income for the three months ended September 30, 2013. The 35% increase in investment income results from an increase in interest income during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, which was primarily attributable to larger invested balances, driven by the proceeds from the April 2014 primary offering of the Company’s common stock and June 2014 offering of the Company’s convertible notes, the Company’s use of leverage from its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of five different portfolio companies held by the Company as of June 30, 2014.  Additionally, the Company’s other income increased due to structuring, amendment and consent fees received from eight different portfolio companies held by the Company as of June 30, 2014 and management fees from a non-controlled affiliated portfolio company. The increase in dividend income during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to distributions from two of the Company’s equity investments. For the three months ended September 30, 2013, a change in an accounting estimate related to the classification of dividend income for a distribution recorded in the prior quarter resulted in a reduction in the cost basis of a warrant investment by approximately $0.5 million, a reduction to dividend income of approximately $1.8 million, a realized gain of approximately $1.3 million and an unrealized gain of approximately $0.5 million. As a result of the change in estimate, there was a reclass of total incentive fee of approximately $0.4 million from incentive fees attributable to Adjusted Net Investment Income to capital gains incentive fees for the three months ended September 30, 2013.

Operating Expenses

	Three months ended		Percent
(in thousands)	September 30, 2014	September 30, 2013	Change
Management fee	5,021	3,754	34%
Incentive fee	4,520	3,533	28%
Capital gains incentive fee (1)	(2,667)	1,587	(268)%
Interest and other financing expenses	5,237	3,190	64%
Professional fees	890	549	62%
Administrative expenses	549	743	(26)%
Other general and administrative expenses	448	378	19%
Income tax expense	230	—	100%
Total expenses	14,228	13,734	4%
Less: expenses waived and reimbursed	(322)	(600)	(46)%
Net expenses	$13,906	$13,134	6%

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Company’s total net operating expenses increased by $0.8 million for the three months ended September 30, 2014 as compared to the Predecessor Operating Company’s three months ended September 30, 2013. The Company’s management fees increased by $1.3 million and incentive fees increased by $1.0 million for the three months ended September 30, 2014 as compared to the Predecessor Operating Company’s three months ended September 30, 2013. The increase in management fee and incentive fees from the Predecessor Operating Company’s three months ended September 30, 2013 to the Company’s three months ended September 30, 2014 was attributable to larger invested balances, driven by the proceeds from the October 2013 and April 2014 primary offerings of the Company’s common stock, the June 2014 convertible notes offering and the Company’s use of leverage from its revolving credit facilities to originate new investments. The Company’s capital gains incentive fees decreased by $4.3 million for the three months ended September 30, 2014 as compared to the Predecessor Operating Company’s three months ended September 30, 2013, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period.

Interest and other financing expenses increased by $2.0 million during the three months ended September 30, 2014, primarily due to the increase of average debt outstanding from $190.7 million to $235.3 million for the Holdings Credit Facility (as defined below) and $115.0 million of convertible notes outstanding during the three months ended September 30, 2014 that were issued on June 4, 2014.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Three months ended
(in thousands)	September 30, 2014	September 30, 2013	Percent Change
Net realized gains on investments	768	5,160	(85)%
Net change in unrealized appreciation (depreciation) of investments	(14,272)	2,659	NM	*
Benefit (provision) for taxes	115	—	NM	*
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$(13,389)	$7,819	NM	*

* Not meaningful.

The Company’s net realized and unrealized gains or losses resulted in a net loss of $13.4 million for the three months ended September 30, 2014 compared to the Predecessor Operating Company’s net realized and unrealized gains or losses resulting in a net gain of $7.8 million for the same period in 2013. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the three months ended September 30, 2014 was primarily driven by the overall decrease in the market prices of the Company’s investments during the period and the partial write-down related to one portfolio company. The net gain for the three months ended September 30, 2013 was driven by the overall increase in the market prices of the Predecessor Operating Company’s investments during the period. For the three months ended September 30, 2013, a change in accounting estimate related to the classification of dividend income for a distribution recorded in the prior quarter resulted in a realized gain of approximately $1.3 million and an unrealized gain of approximately $0.5 million. In addition, the modification of terms on one debt investment that was accounted for as an extinguishment resulted in a realized gain of $1.7 million for the three months ended September 30, 2013. The provision for income taxes was attributable to one warrant investment that is held as of September 30, 2014 in one of the Company’s corporate subsidiaries.

Results of Operations for the Company for the Nine Months Ended September 30, 2014 and the Predecessor Operating Company for the Nine Months Ended September 30, 2013

Revenue

	Nine months ended		Percent
(in thousands)	September 30, 2014	September 30, 2013	Change
Interest income	$51,141	$79,539
Interest income allocated from the Predecessor Operating Company	40,515	—
Total interest income	91,656	79,539	15%

Dividend income	1,483	4,802
Dividend income allocated from the Predecessor Operating Company	2,368	—
Total dividend income	3,851	4,802	(20)%

Other income	2,551	1,926
Other income allocated from the Predecessor Operating Company	795	—
Total Other income	3,346	1,926	74%
Total investment income	$98,853	$86,267	15%

The Company’s total investment income increased by $12.6 million for the nine months ended September 30, 2014 as compared to the Predecessor Operating Company’s total investment income for the nine months ended September 30, 2013. The 15% increase in investment income results from an increase in interest income from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 and was primarily attributable to larger invested balances, driven by the proceeds from the October 2013 and April 2014 primary offerings of the Company’s common stock and the June 2014 offering of the Company’s convertible notes, the Company’s use of leverage from its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of nine different portfolio companies held by the Predecessor Operating Company as of December 31, 2013. The increase in other income during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily attributable to structuring, amendment and consent fees received from twelve different portfolio companies and management fees from a non-controlled affiliated portfolio company. The decrease in dividend income during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily attributable to a large distribution from one of the Predecessor Operating Company’s warrant investments in the prior year.

Operating Expenses

	Nine months ended		Percent
(in thousands)	September 30, 2014	September 30, 2013	Change
Management fee	$7,763	$11,049
Management fee allocated from Predecessor Operating Company	5,983	—
Total Management fee	13,746	11,049	24%

Incentive fee	7,267	12,398
Incentive fee allocated from Predecessor Operating Company	6,248	—
Total Incentive fee	13,515	12,398	9%

Capital gains incentive fee (1)	(1,904)	2,568
Capital gains incentive fee allocated from Predecessor Operating Company(1)	2,024	—
Total Capital gains incentive fee (1)	120	2,568	(95)%

Interest and other financing expenses	7,796	9,379
Interest and other financing expenses allocated from Predecessor Operating Company	4,764	—
Total Interest and other financing expenses	12,560	9,379	34%

Professional fees	1,530	1,684
Professional fees allocated from Predecessor Operating Company	1,238	—
Total Professional fees	2,768	1,684	64%

Administrative expenses	909	2,441
Administrative expenses allocated from Predecessor Operating Company	761	—
Total Administrative expenses	1,670	2,441	(32)%

Other general and administrative expenses	687	1,184
Other general and administrative expenses allocated from Predecessor Operating Company	555	—
Total other general and administrative expenses	1,242	1,184	5%

Income tax expense	230	—	NM *
Total expenses	45,851	40,703	13%
Less: expenses waived and reimbursed	(1,145)	(2,265)	49%
Net expenses	$44,706	$38,438	16%

* Not meaningful.

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Company’s total net operating expenses increased by $6.3 million for the nine months ended September 30, 2014 as compared to the Predecessor Operating Company’s nine months ended September 30, 2013. The Company’s management fee increased by $2.7 million and incentive fee increased by $1.1 million for the nine months ended September 30, 2014 as compared to the Predecessor Operating Company’s nine months ended September 30, 2013. The increase in management fee and incentive fee from the Predecessor Operating Company’s nine months ended September 30, 2013 to the Company’s nine months ended September 30, 2014 was attributable to larger invested balances, driven by the proceeds from the October 2013 and April 2014 primary offerings of NMFC’s common stock, June 2014 offering of NMFC’s convertible notes and the Company’s use of leverage from its revolving credit facilities to originate new investments.  The Company’s capital gains incentive fees decreased $2.4 million for the nine months ended September 30, 2014 as compared to the Predecessor Operating Company’s nine months ended September 30, 2013, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period. As of September 30, 2014, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Interest and other financing expenses increased by $3.2 million during the nine months ended September 30, 2014, primarily due to the increase of average debt outstanding from $192.8 million to $231.0 million for the Holdings Credit Facility (as defined below) for the nine months ended September 30, 2013 compared to September 30, 2014. In addition, during the nine months ended September 30, 2014, the Company issued $115.0 million of convertible notes and closed the NMFC Credit Facility (as defined below). During the nine months ended September 30, 2014, the Company incurred $10.9 thousand in other expenses that were not subject to the expense cap pursuant to the administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and further restricted by the Company.  The expense cap expired on March 31, 2014, resulting in a decrease of expenses waived and reimbursed for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, approximately $0.3 million of reimbursable expenses were included in administrative expenses on the Consolidated Statement of Operations and were paid to the Administrator.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	Percent Change
Net realized (losses) gains on investments	$(299)	$9,516
Net realized gains on investments allocated from Predecessor Operating Company	8,568	—
Total realized gains on investments	8,269	9,516	(13)%

Net change in unrealized appreciation (depreciation) of investments	(8,564)	2,518
Net change in unrealized appreciation (depreciation) of investments allocated from Predecessor Operating Company	940	—
Total change in unrealized appreciation (depreciation) of investments	(7,624)	2,518	NM	*

Provision for taxes	(271)	—	NM	*
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$374	$12,034	(97)%

* Not meaningful.

The Company’s net realized and unrealized gains resulted in a net gain of $0.4 million for the nine months ended September 30, 2014 compared to the Predecessor Operating Company’s net realized and unrealized gains resulting in a net gain of $12.0 million for the same period in 2013. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the nine months ended September 30, 2014 was primarily driven by a $5.6 million gain from the sale of the Company’s warrant investments in one portfolio company and driven by sales or repayments of investments with fair values in excess of December 31, 2013 valuations resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments.  These gains offset the overall decrease in the market prices of the Company’s investments during the period and the partial write-down related to one portfolio company. The net gain for the nine months ended September 30, 2013 was driven by sales or repayment of investments with fair values in excess of December 31, 2012 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. Additionally, during the nine months ended September 30, 2013, a change in accounting estimate related to the classification of dividend income for a distribution recorded in the prior quarter resulted in a realized gain of approximately $1.3 million and an unrealized gain of approximately $0.5 million, as well as the modification of terms on one debt investment that was accounted for as an extinguishment, which resulted in a realized gain of $1.7 million for the nine months ended September 30, 2013. The provision for income taxes was attributable to one warrant investment that is held as of September 30, 2014 in one of the Company’s corporate subsidiaries.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for the Company’s repayment of indebtedness, the Company’s investments in portfolio companies, cash distributions to the Company’s stockholders or for other general corporate purposes.

Since NMFC’s IPO, and through September 30, 2014, NMFC raised approximately $292.1 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings.

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

At September 30, 2014, the Company had cash and cash equivalents of approximately $17.9 million and at December 31, 2013, the Predecessor Operating Company had cash and cash equivalents of approximately $15.0 million. Cash used in operating activities for the Company during the nine months ended September 30, 2014 was approximately $(167.7) million, which includes the activity allocated from NMF Holdings, and cash provided by operating activities for the Predecessor Operating Company during the nine months ended September 30, 2013 was approximately $52.1 million. We expect that all current liquidity needs by the Company will be met with cash flows from operations and other activities.

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

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $280.0 million. As of September 30, 2014, NMF Holdings was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility was amended and restated on May 6, 2014 and as a result, it is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings’ investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense and non-usage fees incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended				Nine months ended
(in millions)	September 30, 2014		September 30, 2013		September 30, 2014	September 30, 2013
Interest expense	$1.7		$1.4		$5.1	$4.3
Non-usage fee	—	(1)	—	(1)	0.2	0.1
Weighted average interest rate	2.9%		2.9%		2.9%	2.9%
Average debt outstanding	$235.3		$190.7		$231.0	$192.8

(1)         For the three months ended September 30, 2014 and September 30, 2013, the total non-usage fee was less than $0.1 million.

As of September 30, 2014 and December 31, 2013, the outstanding balance on the Holdings Credit Facility was $259.0 million and $221.8 million, respectively, and NMF Holdings was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215.0 million. The SLF Credit Facility is non-recourse to the Company and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of the NMF SLF’s investments, but rather to the performance of the underlying portfolio companies. NMF SLF is not restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

As of September 30, 2014, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and LIBOR plus 2.75% per annum for second lien loans, respectively, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense and non-usage fees incurred on the SLF Credit Facility for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended				Nine months ended
(in millions)	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Interest expense	$1.1		$1.2		$3.6		$3.7
Non-usage fee	—	(1)	—	(1)	—	(1)	—	(1)
Weighted average interest rate	2.2%		2.3%		2.2%		2.3%
Average debt outstanding	$202.2		$214.8		$210.7		$214.5

(1)                                 For the three and nine months ended September 30, 2014 and September 30, 2013, the total non-usage fee was less than $50 thousand.

As of September 30, 2014 and December 31, 2013, the outstanding balance on the SLF Credit Facility was $204.9 million and $214.7 million, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, dated June 4, 2014 (together with the related guarantee and security agreement, the “NMFC Credit Facility”), among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA and Morgan Stanley, N.A. as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019.  The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

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

	Three months ended			Nine months ended
(in millions)	September 30, 2014		September 30, 2013 (2)	September 30, 2014		September 30, 2013 (2)
Interest expense	$—	(1)	$—	$—	(1)	$—
Non-usage fee	—	(1)	—	—	(1)	—
Weighted average interest rate	2.7%		—%	2.7%		—%
Average debt outstanding	$6.0		$—	$2.0		$—

(1)                                 For the three and nine months ended September 30, 2014, the total interest expense and non-usage fee was less than $0.1 million.

(2)                                 Not applicable, as the NMFC Credit Facility commenced on June 4, 2014.

As of September 30, 2014, the outstanding balance on the NMFC Credit Facility was $22.0 million and NMFC was not aware of any instances of non-compliance related to the NMFC Credit Facility on such dates.

Convertible Notes—On June 3, 2014, the Company closed a private offering of $115.0 million aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “Indenture”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 62.7746 shares of the Company’s common stock per $1.0 thousand principal amount of Convertible Notes (7,219,083 common shares) corresponding to an initial conversion price per share of approximately $15.93, which represents a premium of 12.5% to the $14.16 per share closing price of the Company’s common stock on May 28, 2014. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $14.16 per share.  In no event will the total number of shares of common stock issuable upon conversion exceed 70.6214 per $1.0 thousand principal amount of the Convertible Notes.  The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.

The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. The issuance is considered part of the if-converted method for calculation of diluted earnings per share.

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

The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Note and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture.  As of September 30, 2014, the Company was in compliance with the terms of the Indenture.

Interest expense incurred on the Convertible Notes for the three and nine months ended September 30, 2014 was $1.4 million and $1.9 million, respectively.

Off-Balance Sheet Arrangements

The Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2014, the Company had outstanding commitments to third parties to fund investments totaling $24.1 million and as of December 31, 2013 the Predecessor Operating Company had outstanding commitments to third parties to fund investments totaling $15.5 million, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

The Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2014, the Company did not enter into any commitment letters to purchase debt investments.  As of December 31, 2013, the Predecessor Operating Company did not enter into any commitment letters to purchase debt investments. As of September 30, 2014, the Company had not entered into any bridge financing commitments which could require funding in the future. As of December 31, 2013, the Predecessor Operating Company had not entered into any bridge financing commitments which could require funding in the future.

Borrowings

The Holdings Credit Facility had borrowings of $259.0 million and $221.8 million outstanding as of September 30, 2014 and December 31, 2013, respectively. The SLF Credit Facility had borrowings of $204.9 million and $214.7 million outstanding as of September 30, 2014 and December 31, 2013, respectively. The NMFC Credit Facility had $22.0 and no borrowings outstanding as of September 30, 2014 and December 31, 2013, respectively.  The $115.0 million of Convertible Notes issued on June 3, 2014 were outstanding as of September 30, 2014.

Contractual Obligations

A summary of the Company’s significant contractual payment obligations as of September 30, 2014 is as follows:

		Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$259.0	$—	$259.0	$—	$—
SLF Credit Facility(2)	204.9	—	204.9	—	—
Convertible Notes(3)	115.0	—	—	115.0	—
NMFC Credit Facility(4)	22.0	—	—	22.0	—
Total Contractual Obligations	$600.9	$—	$463.9	$137.0	$—

(1)                                 Under the terms of the $280.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($259.0 million as of September 30, 2014) must be repaid on or before October 27, 2016. As of September 30, 2014, there was approximately $21.0 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 Under the terms of the $215.0 million SLF Credit Facility, all outstanding borrowings under that facility ($204.9 million as of September 30, 2014) must be repaid on or before October 27, 2016. As of September 30, 2014, there was approximately $10.1 million of possible capacity remaining under the SLF Credit Facility.

(3)                                 The $115.0 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(4)                                Under the terms of the $50.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($22.0 million as of September 30, 2014) must be repaid on or before June 4, 2019.  As of September 30, 2014, there was approximately $28.0 million of possible capacity remaining under the NMFC Credit Facility.

The Company has certain contracts under which it has material future commitments. The Company has $24.1 million of undrawn funding commitments as of September 30, 2014 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Company’s portfolio companies. As of September 30, 2014, the Company did not enter into any bridge financing commitments which could require funding in the future.

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

Distributions and Dividends

Dividends declared and paid to stockholders of the Company for the nine months ended September 30, 2014 totaled $57.9 million.

The following table summarizes the Company’s quarterly cash distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s board of directors since the Company’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2014
Third Quarter	August 5, 2014	September 16, 2014	September 30, 2014	$0.34
Third Quarter	July 30, 2014	August 20, 2014	September 3, 2014	0.12	(1)
Second Quarter	May 6, 2014	June 16, 2014	June 30, 2014	0.34
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	0.34
				$1.14

December 31, 2013
Fourth Quarter	November 8, 2013	December 17, 2013	December 31, 2013	$0.34
Third Quarter	August 7, 2013	September 16, 2013	September 30, 2013	0.34
Third Quarter	August 7, 2013	August 20, 2013	August 30, 2013	0.12	(2)
Second Quarter	May 6, 2013	June 14, 2013	June 28, 2013	0.34
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	0.34
				$1.48
December 31, 2012
Fourth Quarter	December 27, 2012	December 31, 2012	January 31, 2013	$0.14	(3)
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter	May 8, 2012	May 21, 2012	May 31, 2012	0.23	(4)
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32
				$1.71
December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27
				$0.86
Total				$5.19

(1)         Special dividend related to realized capital gains attributable to the Company’s warrant investments in Learning Care Group (US), Inc.

(2)         Special dividend related to a distribution received attributable to the Company’s investment in YP Equity Investors LLC.

(3)         Special dividend intended to minimize to the greatest extent possible the Company’s federal income or excise tax liability.

(4)         Special dividend related to estimated realized capital gains attributable to the Predecessor Operating Company’s investments in Lawson Software, Inc. and Infor Lux Bond Company.

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

•                  The Company has entered into an Administration Agreement, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expense, trading expenses and management and incentive fees) had been capped at $3.5 million for the time period from April 1, 2012 to March 31, 2013 and capped at $4.25 million for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. For the three and nine months ended September 30, 2014, approximately $0 million and $0.3 million, respectively, of indirect administrative expenses were included in total administrative expenses and were included in total payable to affiliates as the expenses were payable to the Administrator.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain financial market risks, such as interest rate fluctuations. During the nine months ended September 30, 2014, certain of the loans held in the Company’s portfolio had floating interest rates. As of September 30, 2014, approximately 87.1% of investments at fair value (excluding investments on non-accrual, revolvers, and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 12.9% of investments at fair value represent fixed-rate investments. Additionally, the Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Company’s portfolio of investments held on September 30, 2014. Interest expense is calculated based on the terms of the Company’s outstanding revolving credit facilities and convertible notes. For the Company’s floating rate credit facilities, the Company uses the outstanding balance as of September 30, 2014. Interest expense on the Company’s floating rate credit facilities are calculated using the interest rate as of September 30, 2014, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Company’s portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2014. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2014, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.63	%(1)
Base Interest Rate	—%
+100 Basis Points	(3.38)%
+200 Basis Points	1.69%
+300 Basis Points	7.70%

(1)                                 Limited to the lesser of the September 30, 2014 LIBOR rates or a decrease of 25 basis points.

The Company was not exposed to any foreign currency exchange risks as of September 30, 2014.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of September 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation.

Item 1.                            Legal Proceedings

The Company, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2014. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Besides the risk mentioned below, there have been no material changes during the nine months ended September 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2014.

Issuer Purchases of Equity Securities

For the quarter ended September 30, 2014, we did not purchase any common stock in the open market.

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

Exhibit Number	Description
10.11

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(10)

10.12

Eleventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(11)

10.13

Twelfth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(12)

10.14

Thirteenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(9)

10.15

Fourteenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender

10.16

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.17

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.18

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.19

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(4)

10.20

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(4)

10.21	Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(4)

10.22	Ninth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(5)

10.23	Tenth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(6)

10.24	Eleventh Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(7)

10.25	Twelfth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.26

Thirteenth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(7)

10.27	Fourteenth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender

10.28

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

10.29	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(5)

10.30	Form of Senior Secured Revolving Credit Agreement, by and between New Mountain Finance Corporation, as

Exhibit Number	Description
Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent, dated June 4, 2014(16)

10.31	Form of Guarantee and Security Agreement dated June 4, 2014, among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent(16)

10.32	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(14)

10.33	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.34	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(13)

10.35	Amended and Restated Administration Agreement(4)

10.36	Form of Trademark License Agreement(1)

10.37	Amendment No. 1 to Trademark License Agreement(4)

10.38	Form of Registration Rights Agreement(1)

10.39	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.40	Dividend Reinvestment Plan(2)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Supplemental Financial Information

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

(14)                          Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on May 8, 2014.

(15)                          Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 4, 2014.

(16)                          Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2014.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID M. CORDOVA
David M. Cordova
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)