Form 10-Q
period 2015-03-31
New Mountain Finance Corp
filed 2015-05-05
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00832	New Mountain Finance Corporation	27-2978010
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of May 5, 2015
Common stock, $0.01 par value	58,075,605

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,314,123 and $1,422,891, respectively)	$1,292,569	$1,402,210
Non-controlled/affiliated investments (cost $66,846 and $23,000, respectively)	64,846	22,461
Controlled investments (cost $40,519 and $0, respectively)	47,339	—
Total investments at fair value (cost $1,421,488 and $1,445,891, respectively)	1,404,754	1,424,671
Securities purchased under collateralized agreements to resell	30,000	30,000
Cash and cash equivalents	22,152	23,445
Interest and dividend receivable	14,489	11,744
Deferred financing costs (net of accumulated amortization of $6,539 and $5,867, respectively)	13,390	14,052
Receivable from affiliates	631	490
Receivable from unsettled securities sold	—	8,912
Other assets	2,166	1,606
Total assets	$1,487,582	$1,514,920
Liabilities
Holdings Credit Facility	$442,608	$468,108
Convertible Notes	115,000	115,000
NMFC Credit Facility	68,800	50,000
SBA-guaranteed debentures	37,500	37,500
Management fee payable	5,086	5,144
Incentive fee payable	4,878	4,803
Interest payable	2,707	1,352
Deferred tax liability	994	493
Capital gains incentive fee payable	481	—
Payable to affiliates	241	822
Payable for unsettled securities purchased	—	26,460
Other liabilities	2,788	3,068
Total liabilities	681,083	712,750
Commitments and contingencies (see Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, and 58,075,605 and 57,997,890 shares issued and outstanding, respectively	581	580
Paid in capital in excess of par	818,262	817,129
Accumulated undistributed net investment income	1,873	2,530
Accumulated undistributed net realized gains on investments	13,998	14,131
Net unrealized (depreciation) appreciation of investments (net of provision for taxes of $994 and $493, respectively)	(28,215)	(32,200)
Total net assets	$806,499	$802,170
Total liabilities and net assets	$1,487,582	$1,514,920
Number of shares outstanding	58,075,605	57,997,890
Net asset value per share	$13.89	$13.83

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations

(in thousands, except shares and per share data)

(unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Investment income
From non-controlled/non-affiliated investments:
Interest income	$31,854	$—
Dividend income	(99)	—
Other income	1,557	—
From non-controlled/affiliated investments:
Interest income	1,043	—
Dividend income	858	—
Other income	314	—
From controlled investments:
Interest income	450	—
Dividend income	548	—
Other income	11	—
Investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	—	27,668
Dividend income	—	2,089
Other income	—	682
Total investment income	36,536	30,439
Expenses
Incentive fee	4,878	—
Capital gains incentive fee	481	—
Total incentive fees	5,359	—
Management fee	6,468	—
Interest and other financing expenses	5,477	—
Professional fees	739	—
Administrative expenses	635	—
Other general and administrative expenses	429	—
Net expenses allocated from New Mountain Finance Holdings, L.L.C.	—	14,381
Total expenses	19,107	14,381
Less: management fee waived (see Note 5)	(1,382)	—
Less: expenses waived and reimbursed (see Note 5)	(400)	—
Net expenses	17,325	14,381
Net investment income before income taxes	19,211	16,058
Income tax expense	149	—
Net investment income	19,062	16,058
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(133)	—
Investments allocated from New Mountain Finance Holdings, L.L.C.	—	2,708
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	(1,462)	—
Non-controlled/affiliated investments	(872)	—
Controlled investments	6,820	—
Investments allocated from New Mountain Finance Holdings, L.L.C.	—	4,682
Provision for taxes	(501)	—
Net increase in net assets resulting from operations	22,914	23,448
Basic earnings per share	$0.40	$0.50
Weighted average shares of common stock outstanding—basic (see Note 11)	57,998,754	47,066,216
Diluted earnings per share	$0.37	$0.50
Weighted average shares of common stock outstanding—diluted (see Note 11)	65,217,837	47,066,216
Dividends declared and paid per share	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income	$19,062	$—
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	—	16,058
Net realized losses on investments	(133)	—
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	—	2,708
Net change in unrealized appreciation (depreciation) of investments	4,486	—
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	—	4,682
Provision for taxes	(501)	—
Net increase in net assets resulting from operations	22,914	23,448
Capital transactions
Value of shares issued for exchanged units	—	38,840
Dividends declared to stockholders from net investment income	(19,719)	(16,058)
Dividends declared to stockholders from net realized gains	—	(227)
Reinvestment of dividends	1,134	1,038
Total net (decrease) increase in net assets resulting from capital transactions	(18,585)	23,593
Net increase in net assets	4,329	47,041
Net assets at the beginning of the period	802,170	650,107
Net assets at the end of the period	$806,499	$697,148

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$22,914	$23,448
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	—	(16,058)
Net realized losses on investments	133	—
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	—	(2,708)
Net change in unrealized (appreciation) depreciation of investments	(4,486)	—
Net change in unrealized (appreciation) depreciation of investments allocated from New Mountain Finance Holdings, L.L.C.	—	(4,682)
Amortization of purchase discount	(596)	—
Amortization of deferred financing costs	672	—
Non-cash investment income	(1,178)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(67,236)	—
Proceeds from sales and paydowns of investments	93,280	—
Cash paid on drawn revolvers	(190)	—
Cash repayments on drawn revolvers	190	—
Interest and dividend receivable	(2,745)	—
Receivable from affiliates	(141)	—
Receivable from unsettled securities sold	8,912	—
Other assets	(560)	—
Distributions from New Mountain Finance Holdings, L.L.C.	—	15,247
Increase (decrease) in operating liabilities:
Management fee payable	(58)	—
Incentive fee payable	75	—
Interest payable	1,355	—
Deferred tax liability	501	—
Capital gains incentive fee payable	481	—
Payable to affiliates	(581)	—
Payable for unsettled securities purchased	(26,460)	—
Other liabilities	(11)	—
Net cash flows provided by (used in) operating activities	24,271	15,247
Cash flows from financing activities
Dividends paid	(18,585)	(15,247)
Offering costs paid	(20)	—
Proceeds from Holdings Credit Facility	49,100	—
Repayment of Holdings Credit Facility	(74,600)	—
Proceeds from NMFC Credit Facility	51,300	—
Repayment of NMFC Credit Facility	(32,500)	—
Deferred financing costs paid	(259)	—
Net cash flows (used in) provided by financing activities	(25,564)	(15,247)
Net (decrease) increase in cash and cash equivalents	(1,293)	—
Cash and cash equivalents at the beginning of the period	23,445	—
Cash and cash equivalents at the end of the period	$22,152	$—
Supplemental disclosure of cash flow information
Cash interest paid	$3,308	$—
Income taxes paid	3	—
Non-cash operating activities:
Non-cash activity on investments	$41,275	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$—	$38,840
Value of shares issued in connection with dividend reinvestment plan	1,134	1,038
Accrual for offering costs	496	—
Accrual for deferred financing costs	126	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments

March 31, 2015
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments—Australia
Project Sunshine IV Pty Ltd**
Media	First lien(2)	8.00% (Base Rate + 7.00%)	9/23/2019	$15,689	$15,608	$15,866	1.97%
Total Funded Debt Investments—Australia				$15,689	$15,608	$15,866	1.97%
Funded Debt Investments—Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien(2)	10.50% (Base Rate + 9.25%)	7/30/2020	$24,630	$24,324	$21,879
	Second lien(3)	10.50% (Base Rate + 9.25%)	7/30/2020	8,204	8,319	7,288
				32,834	32,643	29,167	3.62%
Evergreen Skills Lux S.À.R.L.**
Education	Second lien(3)	9.25% (Base Rate + 8.25%)	4/28/2022	3,000	2,928	2,830	0.35%
Total Funded Debt Investments—Luxembourg				$35,834	$35,571	$31,997	3.97%
Funded Debt Investments—Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien(3)	10.13% (Base Rate + 9.13%)	2/17/2023	$10,000	$9,257	$9,050	1.12%
Total Funded Debt Investments—Netherlands				$10,000	$9,257	$9,050	1.12%
Funded Debt Investments—United Kingdom
Air Newco LLC**
Software	Second lien(3)	10.50% (Base Rate + 9.50%)	1/31/2023	$30,000	$29,251	$28,650	3.55%
Total Funded Debt Investments—United Kingdom				$30,000	$29,251	$28,650	3.55%
Funded Debt Investments—United States
TIBCO Software Inc.**
Software	First lien(2)	6.50% (Base Rate + 5.50%)	12/4/2020	$30,000	$28,563	$30,050
	Subordinated(3)	11.38%	12/1/2021	15,000	14,577	15,244
				45,000	43,140	45,294	5.62%
Deltek, Inc.
Software	Second lien(2)	10.00% (Base Rate + 8.75%)	10/10/2019	40,000	39,991	40,450
	Second lien(3)	10.00% (Base Rate + 8.75%)	10/10/2019	1,000	990	1,011
				41,000	40,981	41,461	5.14%
Ascend Learning, LLC
Education	First lien(2)	6.00% (Base Rate + 5.00%)	7/31/2019	10,823	10,780	10,869
	Second lien(3)	9.50% (Base Rate + 8.50%)	11/30/2020	29,000	28,884	28,927
				39,823	39,664	39,796	4.94%
Kronos Incorporated
Software	Second lien(2)	9.75% (Base Rate + 8.50%)	4/30/2020	32,641	32,415	33,539
	Second lien(3)	9.75% (Base Rate + 8.50%)	4/30/2020	5,000	4,956	5,138
				37,641	37,371	38,677	4.80%
McGraw-Hill Global Education Holdings, LLC
Education	First lien(2)(9)	9.75%	4/1/2021	24,500	24,366	27,195
	First lien(2)	5.75% (Base Rate + 4.75%)	3/22/2019	9,838	9,628	9,939
				34,338	33,994	37,134	4.60%
Envision Acquisition Company, LLC
Healthcare Services	Second lien(2)	9.75% (Base Rate + 8.75%)	11/4/2021	26,000	25,609	26,893
	Second lien(3)	9.75% (Base Rate + 8.75%)	11/4/2021	9,250	9,307	9,568
				35,250	34,916	36,461	4.52%
Tolt Solutions, Inc.(15)
Business Services	First lien(2)	7.00% (Base Rate + 6.00%)	3/7/2019	18,443	18,443	17,965
	First lien(2)	12.00% (Base Rate + 11.00%)	3/7/2019	18,800	18,800	18,344
				37,243	37,243	36,309	4.50%
Acrisure, LLC
Business Services	Second lien(2)	11.50% (Base Rate + 10.50%)	3/31/2020	35,175	34,859	35,602	4.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

March 31, 2015
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Hill International, Inc.
Business Services	First lien(2)	7.75% (Base Rate + 6.75%)	9/26/2020	$34,825	$34,500	$34,216	4.24%
Meritas Schools Holdings, LLC
Education	First lien(2)	7.00% (Base Rate + 5.75%)	6/25/2019	21,603	21,441	21,711
	Second lien(2)	10.00% (Base Rate + 9.00%)	1/23/2021	12,000	11,946	12,090
				33,603	33,387	33,801	4.19%
TASC, Inc.
Federal Services	First lien(2)	7.00% (Base Rate + 6.00%)	5/22/2020	30,782	30,393	31,244
	Second lien(3)	12.00%	5/21/2021	2,000	1,961	2,120
				32,782	32,354	33,364	4.14%
SRA International, Inc.
Federal Services	First lien(2)	6.50% (Base Rate + 5.25%)	7/20/2018	31,765	31,103	31,953	3.96%
Navex Global, Inc.
Software	First lien(4)	5.75% (Base Rate + 4.75%)	11/19/2021	10,521	10,419	10,494
	First lien(2)	5.75% (Base Rate + 4.75%)	11/19/2021	4,442	4,399	4,431
	Second lien(4)	9.75% (Base Rate + 8.75%)	11/18/2022	11,953	11,836	11,834
	Second lien(3)	9.75% (Base Rate + 8.75%)	11/18/2022	5,047	4,998	4,996
				31,963	31,652	31,755	3.94%
Rocket Software, Inc.
Software	Second lien(2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,762	30,991	3.84%
CompassLearning, Inc.(14)
Education	First lien(2)	8.00% (Base Rate + 6.75%)	11/26/2018	30,000	29,424	29,088	3.61%
Aderant North America, Inc.
Software	Second lien(2)	10.00% (Base Rate + 8.75%)	6/20/2019	24,000	23,773	24,060
	Second lien(3)	10.00% (Base Rate + 8.75%)	6/20/2019	5,000	5,071	5,013
				29,000	28,844	29,073	3.60%
KeyPoint Government Solutions, Inc.
Federal Services	First lien(2)	7.75% (Base Rate + 6.50%)	11/13/2017	28,475	28,113	28,333	3.51%
Transtar Holding Company
Distribution & Logistics	Second lien(2)	10.00% (Base Rate + 8.75%)	10/9/2019	28,300	27,922	27,805	3.45%
Pelican Products, Inc.
Business Products	Second lien(3)	9.25% (Base Rate + 8.25%)	4/9/2021	15,500	15,528	15,423
	Second lien(2)	9.25% (Base Rate + 8.25%)	4/9/2021	10,000	10,121	9,950
				25,500	25,649	25,373	3.15%
YP Holdings LLC(10)
YP LLC
Media	First lien(2)	8.00% (Base Rate + 6.75%)	6/4/2018	24,173	23,939	24,535	3.04%
CRGT Inc.
Federal Services	First lien(2)	7.50% (Base Rate + 6.50%)	12/19/2020	24,844	24,603	24,440	3.03%
Confie Seguros Holding II Co.
Consumer Services	Second lien(2)	10.25% (Base Rate + 9.00%)	5/8/2019	18,886	18,786	18,862
	Second lien(3)	10.25% (Base Rate + 9.00%)	5/8/2019	5,571	5,647	5,564
				24,457	24,433	24,426	3.03%
PetVet Care Centers LLC
Consumer Services	Second lien(3)	9.75% (Base Rate + 8.75%)	6/17/2021	24,000	23,768	23,760	2.95%
Aricent Technologies
Business Services	Second lien(2)	9.50% (Base Rate + 8.50%)	4/14/2022	20,000	19,872	20,200
	Second lien(3)	9.50% (Base Rate + 8.50%)	4/14/2022	2,550	2,558	2,576
				22,550	22,430	22,776	2.82%
McGraw-Hill School Education Holdings, LLC
Education	First lien(2)	6.25% (Base Rate + 5.00%)	12/18/2019	21,725	21,547	21,814	2.70%
Weston Solutions, Inc.
Business Services	Subordinated(4)	16.00% (11.50% + 4.50% PIK)*	7/3/2019	20,688	20,688	21,080	2.61%
Aspen Dental Management, Inc.
Healthcare Services	First lien(2)	7.00% (Base Rate + 5.50%)	10/6/2016	20,808	20,666	20,860	2.59%
American Pacific Corporation**
Specialty Chemicals and Materials	First lien(2)	7.00% (Base Rate + 6.00%)	2/27/2019	19,800	19,679	19,940	2.47%
TWDiamondback Holdings Corp.(8)
Diamondback Drugs of Delaware, L.L.C.(TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien(4)	9.75% (Base Rate + 8.75%)	11/19/2019	19,895	19,895	19,895	2.47%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

March 31, 2015
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien(2)	12.25%	12/15/2018	$25,000	$25,000	$19,375	2.40%
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien(2)	7.50% (Base Rate + 6.25%)	7/7/2020	19,900	19,551	18,905	2.34%
First American Payment Systems, L.P.
Business Services	Second lien(2)	10.75% (Base Rate + 9.50%)	4/12/2019	18,643	18,382	18,504	2.29%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.25%)	7/23/2020	18,500	18,332	17,899	2.22%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/27/2017	13,855	13,851	13,980
	Second lien(3)	9.75% (Base Rate + 8.25%)	10/27/2017	2,000	2,017	2,018
				15,855	15,868	15,998	1.98%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien(2)	6.75% (Base Rate + 4.99%)	12/14/2016	16,778	16,261	15,855	1.97%
Edmentum, Inc. (fka Plato, Inc.)
Education	Second lien(2)	11.25% (Base Rate + 9.75%)(7)	5/17/2019	25,000	24,728	12,500
	Second lien(3)	11.25% (Base Rate + 9.75%)(7)	5/17/2019	6,150	6,043	3,075
				31,150	30,771	15,575	1.93%
GSDM Holdings Corp.
Healthcare Services	Subordinated(4)	10.00%	6/23/2020	15,000	14,865	14,782	1.83%
eResearchTechnology, Inc.
Healthcare Services	First lien(2)	6.00% (Base Rate + 4.75%)	5/2/2018	14,059	13,690	14,059	1.74%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000	13,969	13,930	1.73%
Permian Tank & Manufacturing, Inc.
Energy	First lien(2)	10.50%	1/15/2018	24,357	24,540	13,640	1.69%
Smile Brands Group Inc.
Healthcare Services	First lien(2)	7.50% (Base Rate + 6.25%)	8/16/2019	14,283	14,126	13,033	1.62%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated(3)	10.25%	3/1/2022	10,000	10,000	10,450	1.30%
PowerPlan Holdings, Inc.
Software	Second lien(2)	10.75% (Base Rate + 9.75%)	2/23/2023	10,000	9,901	9,900	1.23%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien(2)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000	8,849	8,910	1.11%
Vitera Healthcare Solutions, LLC
Software	First lien(2)	6.00% (Base Rate + 5.00%)	11/4/2020	1,975	1,959	1,982
	Second lien(2)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000	6,908	6,878
				8,975	8,867	8,860	1.10%
McKissock, LLC
QC McKissock Investment, LLC
Education	First lien(2)	7.50% (Base Rate + 6.50%)	8/5/2019	4,911	4,867	4,811
	First lien(2)	7.50% (Base Rate + 6.50%)	8/5/2019	3,171	3,142	3,106
	First lien(2)(11)—Drawn	7.50% (Base Rate + 6.50%)	8/5/2019	576	571	564
				8,658	8,580	8,481	1.05%
Physio-Control International, Inc.
Healthcare Products	First lien(2)	9.88%	1/15/2019	6,651	6,651	7,100	0.88%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/21/2017	7,419	7,368	6,603	0.82%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	7,000	6,939	6,580	0.82%
Immucor, Inc.
Healthcare Services	Subordinated(2)(9)	11.13%	8/15/2019	5,000	4,958	5,394	0.67%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien(2)	7.25% (Base Rate + 5.50%)	12/22/2016	5,947	5,919	5,026	0.62%
Packaging Coordinators, Inc.(12)
Healthcare Products	Second lien(3)	9.00% (Base Rate + 8.00%)	8/1/2022	5,000	4,953	4,925	0.61%
Learning Care Group (US) Inc.(17)
Learning Care Group (US) No. 2 Inc.
Education	First lien(2)	5.50% (Base Rate + 4.50%)	5/5/2021	4,454	4,414	4,482	0.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

March 31, 2015
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
GCA Services Group, Inc.
Business Services	Second lien(3)	9.25% (Base Rate + 8.00%)	11/1/2020	$4,000	$3,969	$3,984	0.49%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated(3)	9.63%	12/1/2018	3,500	3,502	3,548	0.44%
York Risk Services Holding Corp.
Business Services	Subordinated(3)	8.50%	10/1/2022	3,000	3,000	2,846	0.35%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien(3)	9.25% (Base Rate + 8.25%)	3/10/2022	2,500	2,477	2,313	0.29%
Education Management II LLC**
Education	First lien(2)	5.50% (Base Rate + 4.50%)	7/2/2020	250	236	231
	First lien(3)	5.50% (Base Rate + 4.50%)	7/2/2020	141	133	130
	First lien(2)	8.50% (Base Rate + 1.00% + 6.50% PIK)*	7/2/2020	416	346	340
	First lien(3)	8.50% (Base Rate + 1.00% + 6.50% PIK)*	7/2/2020	235	195	192
				1,042	910	893	0.11%
ATI Acquisition Company (fka Ability Acquisition, Inc.)(13)
Education	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(7)*	6/30/2012—Past Due	1,665	1,434	—
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(7)*	6/30/2012—Past Due	103	94	—
				1,768	1,528	—	—%
Total Funded Debt Investments—United States				$1,196,937	$1,185,666	$1,161,862	144.06%
Total Funded Debt Investments				$1,288,460	$1,275,353	$1,247,425	154.67%
Equity—United Kingdom
Packaging Coordinators, Inc.(12)
PCI Pharma Holdings UK Limited**
Healthcare Products	Ordinary shares(2)	—	—	19,427	$580	$1,175	0.15%
Total Shares—United Kingdom					$580	$1,175	0.15%
Equity—United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares(3)(20)	12.00% (10.00% + 2.00% PIK)*	—	35,900	$35,900	$35,686	4.42%
TWDiamondback Holdings Corp.(8)
Distribution & Logistics	Preferred shares(4)	—	—	200	2,000	2,000	0.25%
Education Management Corporation**
Education	Preferred shares(2)	—	—	3,331	200	227
	Preferred shares(3)	—	—	1,879	113	128
	Preferred shares(2)	—	—	9,445	100	109
	Preferred shares(3)	—	—	5,328	56	62
					469	526	0.07%
Ancora Acquisition LLC(13)
Education	Preferred shares(6)	—	—	372	83	422	0.05%
Total Shares—United States					$38,452	$38,634	4.79%
Total Shares					$39,032	$39,809	4.94%
Warrants—United States
YP Holdings LLC(10)
YP Equity Investors LLC
Media	Warrants(5)	—	—	5	$—	$5,304	0.66%
Learning Care Group (US) Inc.(17)
ASP LCG Holdings, Inc.
Education	Warrants(3)	—	—	622	37	274	0.03%
Alion Science and Technology Corporation
Federal Services	Warrants(3)	—	—	6,000	293	—	—%
Ancora Acquisition LLC(13)
Education	Warrants(6)	—	—	20	—	—	—%
Total Warrants—United States					$330	$5,578	0.69%
Total Funded Investments					$1,314,715	$1,292,812	160.30%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

March 31, 2015
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments—United States
TWDiamondback Holdings Corp.(8)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien(3)(11)—Undrawn	—	5/19/2015	$2,158	$—	$—
	First lien(4)(11)—Undrawn	—	5/19/2015	605	—	—
				2,763	—	—	—%
Aspen Dental Management, Inc.
Healthcare Services	First lien(3)(11)—Undrawn	—	4/6/2016	5,000	(388)	(44)	(0.01)%
McKissock, LLC
Education	First lien(2)(11)—Undrawn	—	8/5/2019	2,304	(23)	(47)	(0.01)%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien(3)(11)—Undrawn	—	12/14/2016	1,900	(181)	(152)	(0.01)%
Total Unfunded Debt Investments				$11,967	$(592)	$(243)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments					$1,314,123	$1,292,569	160.27%
Non-Controlled/Affiliated Investments(18)
Funded Debt Investments—United States
Tenawa Resource Holdings LLC(16)
Tenawa Resource Management LLC
Energy	First lien(3)	10.50% (Base Rate + 8.00%)	5/12/2019	$40,000	$39,846	$39,500	4.90%
Total Funded Debt Investments—United States				$40,000	$39,846	$39,500	4.90%
Equity—United States
NMFC Senior Loan Program I LLC**
Investment in Fund	Membership interest(3)	—	—	—	$23,000	$22,846	2.83%
Tenawa Resource Holdings LLC(16)
QID NGL LLC
Energy	Ordinary shares(3)	—	—	4,000,000	4,000	2,500	0.31%
Total Shares—United States					$27,000	$25,346	3.14%
Total Non-Controlled/Affiliated Investments					$66,846	$64,846	8.04%
Controlled Investments(19)
Funded Debt Investments—United States
UniTek Global Services, Inc.
Business Services	First lien(2)	8.50% (Base Rate + 7.50%)	1/13/2019	$6,786	$6,786	$6,786
	First lien(3)	8.50% (Base Rate + 7.50%)	1/13/2019	4,060	4,060	4,060
	First lien(3)	9.50% (Base Rate + 7.50% + 1.00% PIK)*	1/13/2019	8,782	8,782	8,782
	Subordinated(2)	15.00% PIK*	7/13/2019	1,376	1,376	1,376
	Subordinated(3)	15.00% PIK*	7/13/2019	824	824	824
				21,828	21,828	21,828	2.71%
Total Funded Debt Investments—United States				$21,828	$21,828	$21,828	2.71%
Equity—United States
UniTek Global Services, Inc.
Business Services	Preferred shares(2)(21)	—	—	15,099,078	$12,719	$12,951
	Preferred shares(3)(21)	—	—	4,172,667	3,515	3,578
	Ordinary shares(2)	—	—	2,096,477	1,925	7,037
	Ordinary shares(3)	—	—	579,366	532	1,945
					18,691	25,511	3.16%
Total Shares—United States					$18,691	$25,511	3.16%
Total Funded Investments					$40,519	$47,339	5.87%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

March 31, 2015
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments—United States
UniTek Global Services, Inc.
Business Services	First lien(3)(11)—Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien(3)(11)—Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments				$2,806	$—	$—	—%
Total Controlled Investments					$40,519	$47,339	5.87%

Total Investments					$1,421,488	$1,404,754	174.18%

(1)                                     New Mountain Finance Corporation (the “Company”) generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)                                     Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Finance Holdings, L.L.C. (“NMF Holdings”) as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian. See Note 7, Borrowings, for details.

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

(8)                                     The Company holds investments in TWDiamondback Holdings Corp. and one related entity of TWDiamondback Holdings Corp. The Company holds preferred equity in TWDiamondback Holdings Corp. and holds a first lien last out term loan and a delayed draw term loan in Diamondback Drugs of Delaware LLC, a wholly-owned subsidiary of TWDiamondback Holdings Corp.

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

March 31, 2015
(in thousands, except shares)

(unaudited)

(16)                                The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 5.05% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC) and holds a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.

(17)                                The Company holds investments in two wholly-owned subsidiaries of Learning Care Group (US) Inc. The Company has a debt investment in Learning Care Group (US) No. 2 Inc. and holds warrants to purchase common stock of ASP LCG Holdings, Inc.

(18)                                Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2014 and March 31, 2015 along with transactions during the three months ended March 31, 2015 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2014	Gross Additions (cost)(A)	Gross Redemptions (cost)(B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2015	Interest Income	Dividend Income	Other Income
NMFC Senior Loan Program I LLC	$22,461	$—	$—	$—	$385	$22,846	$—	$858	$301
Tenawa Resource Holdings LLC	—	43,257	—	—	(1,257)	42,000	1,043	—	13
Total Non-Controlled/Affiliated Investments	$22,461	$43,257	$—	$—	$(872)	$64,846	$1,043	$858	$314

(A) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.

(19)                                Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2014 and March 31, 2015 along with transactions during the three months ended March 31, 2015 in which the issuer was a controlled investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2014	Gross Additions (cost)(A)	Gross Redemptions (cost)(B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2015	Interest Income	Dividend Income	Other Income
UniTek Global Services, Inc.	$—	$40,519	$—	$—	$6,820	$47,339	$450	$548	$11
Total Controlled Investments	$—	$40,519	$—	$—	$6,820	$47,339	$450	$548	$11

(A) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.

(20)                                Total shares reported assumes shares issued for the capitalization of PIK interest.  Actual shares owned total 35,000.

(21)                                The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

*                                           All or a portion of interest contains PIK interest.

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

March 31, 2015

(unaudited)

March 31, 2015
Investment Type	Percent of Total Investments at Fair Value
First lien	45.67%
Second lien	42.10%
Subordinated	5.38%
Equity and other	6.85%
Total investments	100.00%

March 31, 2015
Industry Type	Percent of Total Investments at Fair Value
Software	23.94%
Business Services	18.47%
Education	13.88%
Federal Services	8.88%
Healthcare Services	7.61%
Distribution & Logistics	7.46%
Energy	5.34%
Media	4.37%
Consumer Services	3.43%
Business Products	1.80%
Investment in Fund	1.63%
Specialty Chemicals and Materials	1.42%
Healthcare Products	0.94%
Industrial Services	0.47%
Healthcare Information Technology	0.36%
Total investments	100.00%

March 31, 2015
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	85.96%
Fixed rates	14.04%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments

December 31, 2014

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments—Australia
Project Sunshine IV Pty Ltd**
Media	First lien(2)	8.00% (Base Rate + 7.00%)	9/23/2019	$17,689	$17,594	$17,888	2.23%
Total Funded Debt Investments—Australia				$17,689	$17,594	$17,888	2.23%
Funded Debt Investments—Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien(2)	10.50% (Base Rate + 9.25%)	7/30/2020	$24,630	$24,319	$22,905
	Second lien(3)	10.50% (Base Rate + 9.25%)	7/30/2020	8,204	8,317	7,629
				32,834	32,636	30,534	3.80%
Evergreen Skills Lux S.À.R.L.**
Education	Second lien(3)	9.25% (Base Rate + 8.25%)	4/28/2022	5,000	4,877	4,737	0.59%
Total Funded Debt Investments—Luxembourg				$37,834	$37,513	$35,271	4.39%
Funded Debt Investments—United States
Ascend Learning, LLC
Education	First lien(2)	6.00% (Base Rate + 5.00%)	7/31/2019	$14,888	$14,824	$14,813
	Second lien(3)	9.50% (Base Rate + 8.50%)	11/30/2020	29,000	28,881	28,855
				43,888	43,705	43,668	5.44%
TIBCO Software Inc.**
Software	First lien(2)	6.50% (Base Rate + 5.50%)	12/4/2020	30,000	28,512	29,100
	Subordinated(3)	11.38%	12/1/2021	15,000	14,567	14,550
				45,000	43,079	43,650	5.44%
Global Knowledge Training LLC
Education	Second lien(2)	12.00% (Base Rate + 8.75%)	10/21/2018	41,450	41,137	41,786	5.21%
Deltek, Inc.
Software	Second lien(2)	10.00% (Base Rate + 8.75%)	10/10/2019	40,000	39,989	40,300
	Second lien(3)	10.00% (Base Rate + 8.75%)	10/10/2019	1,000	990	1,008
				41,000	40,979	41,308	5.15%
Tenawa Resource Holdings LLC(16)
Tenawa Resource Management LLC
Energy	First lien(3)	10.50% (Base Rate + 8.00)%	5/12/2019	40,000	39,838	39,820	4.96%
Kronos Incorporated
Software	Second lien(2)	9.75% (Base Rate + 8.50%)	4/30/2020	32,641	32,407	33,355
	Second lien(3)	9.75% (Base Rate + 8.50%)	4/30/2020	5,000	4,955	5,109
				37,641	37,362	38,464	4.80%
McGraw-Hill Global Education Holdings, LLC
Education	First lien(2)(9)	9.75%	4/1/2021	24,500	24,362	27,195
	First lien(2)	5.75% (Base Rate + 4.75%)	3/22/2019	9,863	9,641	9,830
				34,363	34,003	37,025	4.62%
Tolt Solutions, Inc.(15)
Business Services	First lien(2)	7.00% (Base Rate + 6.00%)	3/7/2019	18,537	18,538	18,075
	First lien(2)	12.00% (Base Rate + 11.00%)	3/7/2019	18,800	18,800	18,540
				37,337	37,338	36,615	4.56%
Acrisure, LLC
Business Services	Second lien(2)	11.50% (Base Rate + 10.50%)	3/31/2020	35,175	34,848	35,471	4.42%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	First lien(2)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	$20,596	$20,104	$14,706
	First lien(3)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	7,772	7,552	5,550
	First lien(2)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	6,271	6,116	4,478
	First lien(3)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	597	580	426
	First lien(2)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	5,213	5,083	3,722
	First lien(3)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	496	482	354
	First lien(3)(11)—Drawn	9.50% (Base Rate + 7.50% + 1.00% PIK)*	1/21/2015	3,381	3,381	3,381
	First lien(3)(11)—Drawn	10.25% (Base Ra te + 4.00% + 5.25% PIK)*	4/15/2016	2,610	2,610	2,610
				46,936	45,908	35,227	4.39%
Envision Acquisition Company, LLC
Healthcare Services	Second lien(2)	9.75% (Base Rate + 8.75%)	11/4/2021	26,000	25,603	25,772
	Second lien(3)	9.75% (Base Rate + 8.75%)	11/4/2021	9,250	9,305	9,169
				35,250	34,908	34,941	4.37%
Hill International, Inc.
Business Services	First lien(2)	7.75% (Base Rate + 6.75%)	9/26/2020	34,913	34,574	34,215	4.27%
Meritas Schools Holdings, LLC
Education	First lien(2)	7.00% (Base Rate + 5.75%)	6/25/2019	21,658	21,487	21,549
	Second lien(2)	10.00% (Base Rate + 9.00%)	1/23/2021	12,000	11,943	11,820
				33,658	33,430	33,369	4.16%
TASC, Inc.
Federal Services	First lien(2)	6.50% (Base Rate + 5.50%)	5/22/2020	30,860	30,454	30,108
	Second lien(3)	12.00%	5/21/2021	2,000	1,960	1,960
				32,860	32,414	32,068	4.00%
SRA International, Inc.
Federal Services	First lien(2)	6.50% (Base Rate + 5.25%)	7/20/2018	31,765	31,059	31,805	3.96%
Navex Global, Inc.
Software	First lien(4)	5.75% (Base Rate + 4.75%)	11/19/2021	10,547	10,442	10,441
	First lien(2)	5.75% (Base Rate + 4.75%)	11/19/2021	4,453	4,409	4,409
	Second lien(4)	9.75% (Base Rate + 8.75%)	11/18/2022	11,953	11,834	11,775
	Second lien(3)	9.75% (Base Rate + 8.75%)	11/18/2022	5,047	4,997	4,970
				32,000	31,682	31,595	3.94%
Rocket Software, Inc.
Software	Second lien(2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,756	30,875	3.85%
KeyPoint Government Solutions, Inc.
Federal Services	First lien(2)	7.75% (Base Rate + 6.50%)	11/13/2017	29,342	28,937	29,359	3.66%
CompassLearning, Inc.(14)
Education	First lien(2)	8.00% (Base Rate + 6.75%)	11/26/2018	30,000	29,391	29,184	3.64%
Aderant North America, Inc.
Software	Second lien(2)	10.00% (Base Rate + 8.75%)	6/20/2019	24,000	23,767	23,940
	Second lien(3)	10.00% (Base Rate + 8.75%)	6/20/2019	5,000	5,070	4,988
				29,000	28,837	28,928	3.61%
Transtar Holding Company
Distribution & Logistics	Second lien(2)	10.00% (Base Rate + 8.75%)	10/9/2019	28,300	27,906	27,946	3.48%
Pelican Products, Inc.
Business Products	Second lien(3)	9.25% (Base Rate + 8.25)%	4/9/2021	15,500	15,531	15,306
	Second lien(2)	9.25% (Base Rate + 8.25%)	4/9/2021	10,000	10,123	9,875
				25,500	25,654	25,181	3.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
YP Holdings LLC(10)
YP LLC
Media	First lien(2)	8.00% (Base Rate + 6.75%)	6/4/2018	$24,936	$24,678	$25,029	3.12%
CRGT Inc.
Federal Services	First lien(2)	7.50% (Base Rate + 6.50%)	12/19/2020	25,000	24,750	24,750	3.09%
Confie Seguros Holding II Co.
Consumer Services	Second lien(2)	10.25% (Base Rate + 9.00%)	5/8/2019	18,886	18,786	18,877
	Second lien(3)	10.25% (Base Rate + 9.00%)	5/8/2019	5,571	5,647	5,569
				24,457	24,433	24,446	3.05%
PetVet Care Centers LLC
Consumer Services	Second lien(3)	9.75% (Base Rate + 8.75%)	6/17/2021	24,000	23,761	23,760	2.96%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien(2)	12.25%	12/15/2018	25,000	25,000	23,250	2.90%
Aricent Technologies
Business Services	Second lien(2)	9.50% (Base Rate + 8.50%)	4/14/2022	20,000	19,871	20,162
	Second lien(3)	9.50% (Base Rate + 8.50%)	4/14/2022	2,550	2,556	2,571
				22,550	22,427	22,733	2.83%
McGraw-Hill School Education Holdings, LLC
Education	First lien(2)	6.25% (Base Rate + 5.00%)	12/18/2019	21,780	21,594	21,771	2.71%
Weston Solutions, Inc.
Business Services	Subordinated(4)	16.00% (11.50% + 4.50% PIK)*	7/3/2019	20,458	20,458	20,828	2.60%
Aspen Dental Management, Inc.
Healthcare Services	First lien(2)	7.00% (Base Rate + 5.50)%	10/6/2016	20,862	20,697	20,732	2.58%
TWDiamondback Holdings Corp.(18)
Diamondback Drugs of Delaware, L.L.C.(TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien(4)	9.75% (Base Rate + 8.75%)	11/19/2019	19,895	19,895	19,895	2.48%
American Pacific Corporation**
Specialty Chemicals and Materials	First lien(2)	7.00% (Base Rate + 6.00%)	2/27/2019	19,850	19,722	19,825	2.47%
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien(2)	7.50% (Base Rate + 6.25%)	7/7/2020	19,950	19,592	19,152	2.39%
eResearchTechnology, Inc.
Healthcare Services	First lien(2)	6.00% (Base Rate + 4.75%)	5/2/2018	19,059	18,521	19,083	2.38%
First American Payment Systems, L.P.
Business Services	Second lien(2)	10.75% (Base Rate + 9.50%)	4/12/2019	18,643	18,369	18,457	2.30%
Permian Tank & Manufacturing, Inc.
Energy	First lien(2)	10.50%	1/15/2018	24,357	24,555	18,390	2.29%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.25%)	7/23/2020	18,500	18,326	17,814	2.22%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/27/2017	13,855	13,852	13,959
	Second lien(3)	9.75% (Base Rate + 8.25%)	10/27/2017	2,000	2,017	2,015
				15,855	15,869	15,974	1.99%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien(2)	6.75% (Base Rate + 4.99%)	12/14/2016	16,778	16,190	15,771	1.97%
Edmentum, Inc. (fka Plato, Inc.)
Education	Second lien(2)	11.25% (Base Rate + 9.75%)	5/17/2019	25,000	24,713	12,500
	Second lien(3)	11.25% (Base Rate + 9.75%)	5/17/2019	6,150	6,040	3,075
				31,150	30,753	15,575	1.94%
GSDM Holdings Corp.
Healthcare Services	Subordinated(4)	10.00%	6/23/2020	15,000	14,860	14,642	1.83%
Smile Brands Group Inc.
Healthcare Services	First lien(2)	7.50% (Base Rate + 6.25%)	8/16/2019	14,319	14,154	13,746	1.71%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000	13,966	13,580	1.69%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien(2)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000	8,843	8,910	1.11%
Vitera Healthcare Solutions, LLC
Software	First lien(2)	6.00% (Base Rate + 5.00%)	11/4/2020	1,980	1,964	1,970
	Second lien(2)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000	6,906	6,825
				8,980	8,870	8,795	1.10%

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

(2)                                     Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Finance Holdings, L.L.C. (“NMF Holdings”) as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian. See Note 7, Borrowings, for details.

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

*                                           All or a portion of interest contains payment-in-kind (“PIK”).

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

December 31, 2014

December 31, 2014
Investment Type	Percent of Total Investments at Fair Value
First lien	47.58%
Second lien	42.41%
Subordinated	4.35%
Equity and other	5.66%
Total investments	100.00%

December 31, 2014
Industry Type	Percent of Total Investments at Fair Value
Software	20.16%
Business Services	18.27%
Education	17.68%
Federal Services	8.75%
Healthcare Services	8.05%
Distribution & Logistics	6.83%
Energy	5.89%
Media	4.29%
Consumer Services	3.67%
Business Products	1.77%
Investment in Fund	1.58%
Specialty Chemicals and Materials	1.39%
Healthcare Products	0.93%
Industrial Services	0.39%
Healthcare Information Technology	0.35%
Total investments	100.00%

December 31, 2014
Interest Rate Type (1)	Percent of Total Investments at Fair Value
Floating rates	87.68%
Fixed rates	12.32%
Total investments	100.00%

(1) The categories in this table have been corrected for a transposition error in the Company’s Form 10-K for the year ended December 31, 2014, as filed with the United States Securities and Exchange Commission on March 2, 2015, wherein the categories were inversely reported.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of

New Mountain Finance Corporation

March 31, 2015

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

NMF Holdings is a Delaware limited liability company. Until May 8, 2014, NMF Holdings was externally managed and was regulated as a BDC under the 1940 Act. As such, NMF Holdings was obligated to comply with certain regulatory requirements. NMF Holdings was treated as a partnership for United States (“U.S.”) federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, NMF Holdings’ existence as a partnership for U.S. federal income tax purposes terminated and NMF Holdings became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes. For additional information on the Company’s organizational structure prior to May 8, 2014, see “—Restructuring”.

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

Prior to December 18, 2014, New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”) was a Delaware limited liability company. NMF SLF was a wholly-owned subsidiary of NMF Holdings and thus a wholly-owned indirect subsidiary of the Company. NMF SLF was bankruptcy-remote and non-recourse to NMFC. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014. See Note 7, Borrowings, for details.

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

Since NMFC’s IPO, and through March 31, 2015, NMFC raised approximately $374,625 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.

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

Effective May 8, 2014, NMF Holdings amended and restated its Operating Agreement such that the board of directors of NMF Holdings was dissolved and NMF Holdings remained a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for NMF Holdings’ credit facility, and NMFC assumed all other operating activities previously undertaken by NMF Holdings under the management of the Investment Adviser (collectively, the “Restructuring”). After the Restructuring, all wholly-owned direct and indirect subsidiaries of NMFC are consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). NMFC continues to remain a BDC under the 1940 Act.

Also, on May 8, 2014, NMF Holdings filed Form 15 with the SEC to terminate NMF Holdings’ registration under Section 12(g) of the Exchange Act. As a special purpose entity, NMF Holdings is bankruptcy-remote and non-recourse to NMFC. In addition, the assets held at NMF Holdings will continue to be used to secure NMF Holdings’ credit facility.

Current Organization

During the three months ended March 31, 2015, the Company established a wholly-owned subsidiary, NMF QID NGL Holdings, Inc. (“NMF QID”). The Company’s wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). Tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the U.S. Small Business Association (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).

The diagram below depicts the Company’s organizational structure as of March 31, 2015.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2015, the Company’s top five industry concentrations were software, business services, education, federal services and healthcare services.

Note 2. Summary of Significant Accounting Policies

Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with GAAP. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora, NMF QID and NMF YP. Previously, the Company consolidated its wholly-owned indirect subsidiary NMF SLF until it merged with and into NMF Holdings on December 18, 2014. See Note 7, Borrowings, for details. Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in ASC 946 to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it was also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund was owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

The Company’s consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for all periods presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company’s portfolio investments are not consolidated in the financial statements. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. Historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, the Predecessor Operating Company’s historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

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

Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2015 and December 31, 2014, the Company held one collateralized agreement to resell with a carrying value of $30,000, collateralized by a security with a fair value of $30,000 and guaranteed by the counterparty. The counterparty has the option to repurchase the collateral from the Company at the par value of the collateralized agreement within a year. The collateralized agreement earns interest at a rate of 15.0% per annum as of March 31, 2015 and December 31, 2014.

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

Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer.

Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.

Non-accrual income:  Investments are placed on non-accrual status when principal or interest payments are past due 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

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

For the quarter ended March 31, 2015, the Company recognized a total provision for income taxes of $650, for the Company’s consolidated subsidiaries. The Company did not recognize a benefit or provision for taxes during the quarter ended March 31, 2014. As of March 31, 2015 and March 31, 2014, the Company had $994 and $0, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP. For the quarter ended March 31, 2015, the Company recorded current income tax expense of approximately $149. The Company did not recognize any income tax expense for the quarter ended March 31, 2014.

The Company has adopted the Income Taxes topic of the Accounting Standards Codification Topic 740 (“ASC 740”). ASC 740 provides guidance for income taxes, including how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on its analysis, the Company has determined that there were no material uncertain income tax positions through December 31, 2014. The 2011, 2012, 2013 and 2014 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.

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

Use of estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company’s consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

Dividend income recorded related to distributions received from flow-through investments is an accounting estimate based on the most recent estimate of the tax treatment of the distribution. During the three months ended March 31, 2015, the Company adjusted an accounting estimate related to the classification of dividend income for a distribution received from one of the Company’s equity investments. Based on updated tax projections received during the quarter ended March 31, 2015, the Company decreased dividend income by $99 and increased the realized gain by $99 to agree to the tax treatment on the investment.

Note 3. Investments

At March 31, 2015, the Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$655,688	$641,501
Second lien	606,957	591,465
Subordinated	73,790	75,544
Equity and other	85,053	96,244
Total investments	$1,421,488	$1,404,754

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$336,008	$336,354
Business Services	253,473	259,460
Education	207,713	195,069
Federal Services	123,834	124,693
Healthcare Services	105,310	106,858
Distribution & Logistics	104,566	104,746
Energy	93,386	75,015
Media	55,627	61,408
Consumer Services	48,201	48,186
Business Products	25,649	25,373
Investment in Fund	23,000	22,846
Specialty Chemicals and Materials	19,679	19,940
Healthcare Products	12,184	13,200
Industrial Services	6,939	6,580
Healthcare Information Technology	5,919	5,026
Total investments	$1,421,488	$1,404,754

At December 31, 2014, the Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$696,994	$677,901
Second lien	621,234	604,158
Subordinated	61,344	61,987
Equity and other	66,319	80,625
Total investments	$1,445,891	$1,424,671

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$287,538	$287,234
Business Services	273,088	260,325
Education	256,522	251,916
Federal Services	124,840	124,608
Healthcare Services	114,111	114,692
Distribution & Logistics	97,344	97,382
Energy	92,393	83,890
Media	58,281	61,081
Consumer Services	48,350	52,348
Business Products	25,654	25,181
Investment in Fund	23,000	22,461
Specialty Chemicals and Materials	19,722	19,825
Healthcare Products	12,183	13,201
Industrial Services	6,934	5,548
Healthcare Information Technology	5,931	4,979
Total investments	$1,445,891	$1,424,671

During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the portion of the Edmentum second lien position placed on non-accrual status represented an aggregate cost basis of $15,386, an aggregate fair value of $7,788 and total unearned interest income of $438 for the three months then ended.

During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $2,987, an aggregate fair value of $1,376 and total unearned interest income of $0 for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment, the Company’s original investment in EDMC had an aggregate cost of $2,987 and an aggregate fair value of $1,376. The extinguishment resulted in a realized loss of $1,611.  Post restructuring, the Company’s investments in EDMC are income producing.  As of March 31, 2015, the Company’s investments in EDMC have an aggregate cost basis of $1,379 and an aggregate fair value of $1,419.

During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on November 3, 2014. As of December 31, 2014, the Company’s investments in UniTek had an aggregate fair value of $35,227. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring.  The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment, the Company’s original investments in UniTek had an aggregate cost of $52,902 and an aggregate fair value of $40,137. The extinguishment resulted in a realized loss of $12,765.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of March 31, 2015, the Company’s investments in UniTek have an aggregate cost basis of $40,519 and an aggregate fair value of $47,339.

As of March 31, 2015, the Company’s two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of March 31, 2015, the Company’s investment had an aggregate cost basis of $1,611, an aggregate fair value of $422 and total unearned interest income of $83 for the three months then ended. As of December 31, 2014, the Company’s investment had an aggregate cost basis of $1,611 and an aggregate fair value of $402. As of March 31, 2015 and December 31, 2014, unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.

As of March 31, 2015, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $8,948 and $0, respectively. The Company had unfunded commitments in the form of a delayed draw or other future funding commitments of $9,550 as of March 31, 2015. The unfunded commitments on revolving credit facilities and a delayed draw are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2015.

As of December 31, 2014, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $8,948 and $0, respectively. The Company had unfunded commitments in the form of a delayed draw or other future funding commitments of $18,475 as of December 31, 2014. The unfunded commitments on revolving credit facilities and a delayed draw are disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2014.

NMFC Senior Loan Program I, LLC

NMFC Senior Loan Program I, LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the “Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the Agreement. The term may be extended for up to one year pursuant to certain terms of the Agreement. SLP I has a three year re-investment period.

SLP I is capitalized with $93,000 of capital commitments, $275,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of March 31, 2015, SLP I had total investments with an aggregate fair value of approximately $343,017, debt outstanding of $247,116 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2015.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. For the three months ended March 31, 2015, the Company earned approximately $301 in management fees related to SLP I which is included in other income. As of March 31, 2015, approximately $591 of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2015, the Company earned approximately $858 of dividend income related to SLP I, which is included in dividend income. As of March 31, 2015, approximately $953 of dividend income related to SLP I was included in interest and dividend receivable.

SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.

UniTek Global Services, Inc.

UniTek Global Services, Inc. (“UniTek”) is a full service provider of technical services to customers in the wireless telecommunications, public safety, satellite television and broadband cable industries in the U.S. and Canada. UniTek’s customers are primarily satellite television, broadband cable and other telecommunications companies, their contractors, and municipalities and related agencies. UniTek’s customers utilize its services to build and maintain their infrastructure and networks and to provide residential and commercial fulfillment services, which is critical to their ability to deliver voice, video and data services to end users.

UniTek is considered a significant majority owned unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1) for the three months ended March 31, 2015. Based on the Regulation S-X 10-01(b)(1) requirements, the summarized consolidated financial information of UniTek is shown below:

	Three months ended
	March 31, 2015 (unaudited)	March 29, 2014 (unaudited)
Net revenue	$66,322	$88,600
Gross profit	10,115	13,271
Loss before taxes	(6,540)	(19,685)
Net loss	(6,452)	(19,625)

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

Subordinated debt is generally subject to similar risks as those associated with first and second lien debt, except that such debt is subordinated in payment and/or lower in lien priority. Subordinated debt is subject to the additional risk that the cash flow of the borrower and the property securing the debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured and unsecured obligations of the borrower.

The Company may directly invest in the equity of private companies or in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not appreciate in value. As a result the Company may not be able to recognize realized gains upon disposition.

Note 4. Fair Value

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:

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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2015:

	Total	Level I	Level II	Level III
First lien	$641,501	$—	$488,843	$152,658
Second lien	591,465	—	488,729	102,736
Subordinated	75,544	—	37,482	38,062
Equity and other	96,244	—	526	95,718
Total investments	$1,404,754	$—	$1,015,580	$389,174

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2014:

	Total	Level I	Level II	Level III
First lien	$677,901	$—	$508,721	$169,180
Second lien	604,158	—	469,752	134,406
Subordinated	61,987	—	26,517	35,470
Equity and other	80,625	—	—	80,625
Total investments	$1,424,671	$—	$1,004,990	$419,681

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2014	$419,681	$169,180	$134,406	$35,470	$80,625
Total gains or losses included in earnings:
Net realized gains (losses) on investments	1,442	(11,317)	310	—	12,449
Net change in unrealized appreciation (depreciation)	6,442	9,881	(430)	162	(3,171)
Purchases, including capitalized PIK and revolver fundings(1)	60,003	25,354	12,350	2,430	19,869
Proceeds from sales and paydowns of investments(1)	(98,394)	(40,440)	(43,900)	—	(14,054)
Fair value, March 31, 2015	$389,174	$152,658	$102,736	$38,062	$95,718
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$8,683	$(808)	$216	$162	$9,113

(1)                                 Includes reorganizations and restructurings.

At March 31, 2014, NMFC’s only investment was its investment in the Predecessor Operating Company.  The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2014, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor Operating Company at March 31, 2014:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2013	$153,720	$28,411	$55,538	$5,171	$64,600
Total gains or losses included in earnings:
Net realized gains on investments	1,518	1,260	—	—	258
Net change in unrealized appreciation (depreciation)	824	(517)	212	—	1,129
Purchases, including capitalized PIK and revolver fundings	48,078	30,389	17,498	—	191
Proceeds from sales and paydowns of investments	(1,192)	(570)	—	—	(622)
Fair value, March 31, 2014	$202,948	$58,973	$73,248	$5,171	$65,556
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,297	$(44)	$212	$—	$1,129

There were no transfers in or out of Level I, II, or III during the three months ended March 31, 2015 and March 31, 2014. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

The Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company’s performance and associated financial risks. The following outlines additional details on the approaches considered:

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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of investments in 16 of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2015, the Company used the discount ranges set forth in the table below to value investments in 17 of its portfolio companies.

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$152,658	Market approach	EBITDA multiple	4.5	x	16.5	x	9.9	x
		Income approach	Discount rate	7.9%		14.4%		10.9%
Second lien	102,736	Market approach	EBITDA multiple	5.5	x	15.0	x	10.6	x
		Income approach	Discount rate	11.0%		15.5%		12.6%
Subordinated	38,062	Market approach	EBITDA multiple	4.5	x	12.2	x	9.8	x
		Income approach	Discount rate	10.4%		17.6%		14.6%
Equity and other	95,718	Market approach	EBITDA multiple	3.0	x	16.5	x	6.5	x
		Income approach	Discount rate	8.0%		19.1%		13.9%
		Black Scholes analysis	Expected life in years	11.0		11.0		11.0
			Volatility	28.5%		28.5%		28.5%
			Discount rate	2.1%		2.1%		2.1%
	$389,174

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7, Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of March 31, 2015, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures approximate fair value as of March 31, 2015 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility and SBA-guaranteed debentures are considered Level III. The fair value of the Convertible Notes (as defined in Note 7, Borrowings) as of March 31, 2015 was $117,084, which was based on quoted prices and considered Level II. See Note 7, Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of March 31, 2015 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.

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

Since IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility has historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the Predecessor Holdings Credit Facility and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7, Borrowings). Post credit facility merger and to be consistent with the methodology since IPO, the Investment Adviser will waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which approximated $318,638 as of March 31, 2015. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2015, management fees waived were approximately $1,382.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of March 31, 2015), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended
	March 31, 2015	March 31, 2014
Management fee	$6,468	$—
Management fee allocated from NMF Holdings(2)	—	4,104
Less: management fee waiver	(1,382)	—
Total Management fee	5,086	4,104

Incentive fee, excluding accrued capital gains incentive fees	$4,878	$—
Incentive fee, excluding accrued capital gains incentive fees allocated from NMF Holdings(2)	—	4,366
Total Incentive fee	4,878	4,366

Accrued capital gains incentive fees(1)	$481	$—
Accrued capital gains incentive fees allocated from NMF Holdings(1)(2)	—	1,501
Total Accrued capital gains incentive fees	481	1,501

(1)                                 The accrued capital gains incentive fees would be paid by the Company if the Company ceased operations on March 31, 2015 or March 31, 2014, respectively, and liquidated its investments at the valuations as of the respective quarter ends. As of March 31, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation. At March 31, 2014, the Company’s only investment was its investment in the Predecessor Operating Company.  As of March 31, 2014, approximately $778 of capital gains incentive fees was owed by the Predecessor Operating Company under the Investment Management Agreement if the Predecessor Operating Company had ceased operations as of March 31, 2014, as cumulative net Adjusted Realized Capital Gains exceed cumulative Adjusted Unrealized Capital Depreciation.

(2)                                 For the three months ended March 31, 2014, the Company is reflecting its proportionate share of the Predecessor Operating Company’s management, incentive and capital gains incentive fees. For the three months ended March 31, 2014, the management fee at NMF Holdings was $4,176. For the three months ended March 31, 2014, the incentive fee, excluding accrued capital gains incentive fees, at NMF Holdings was $4,443. For the three months ended March 31, 2014, the accrued capital gains incentive fees at NMF Holdings were $1,527.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Consolidated Statement of Operations for the three months ended March 31, 2015 is adjusted to reflect this step-up to fair market value.

	Three Months Ended March 31, 2015	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended March 31, 2015
Investment income
Interest income(1)	$33,347	$(33)	$33,314
Dividend income(2)	1,307	—	1,307
Other income	1,882	—	1,882
Total investment income(3)	36,536	(33)	36,503
Total expenses pre-incentive fee(4)	12,115	—	12,115
Pre-Incentive Fee Net Investment Income	24,421	(33)	24,388
Incentive fee(5)	5,359	—	5,359
Post-Incentive Fee Net Investment Income	19,062	(33)	19,029
Net realized losses on investments(6)	(133)	—	(133)
Net change in unrealized appreciation (depreciation) of investments(6)	4,486	33	4,519
Provision for taxes	(501)	—	(501)
Net increase in net assets resulting from operations	$22,914		$22,914

(1)                                 Includes $654 in PIK interest from investments.

(2)                                 Includes $548 in PIK dividends from investments.

(3)                                 Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)                                 Includes expense waivers and reimbursements of $400 and management fee waivers of $1,382.

(5)                                 For the three months ended March 31, 2015, the Company incurred total incentive fees of $5,359, of which $481 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)                                 Includes net realized losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

At March 31, 2014, NMFC’s only investment was its investment in the Predecessor Operating Company. The following Consolidated Statement of Operations of the Predecessor Operating Company for the three months ended March 31, 2014 is adjusted to reflect this step-up to fair market value.

	Three Months Ended March 31, 2014	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended March 31, 2014
Investment income
Interest income(1)	$28,139	$(42)	$28,097
Dividend income	2,095	—	2,095
Other income	684	—	684
Total investment income	30,918	(42)	30,876
Total net expenses pre-incentive fee(2)	8,663	—	8,663
Pre-Incentive Fee Net Investment Income	22,255	(42)	22,213
Incentive fee(3)	5,970	—	5,970
Post-Incentive Fee Net Investment Income	16,285	(42)	16,243
Net realized gains (losses) on investments	2,780	(138)	2,642
Net change in unrealized appreciation (depreciation) of investments	4,814	180	4,994
Net increase in members’ capital resulting from operations	$23,879		$23,879

(1)                                 Includes $784 in PIK interest from investments.

(2)                                 Includes expense waivers and reimbursements of $774.

(3)                                 For the three months ended March 31, 2014, the Predecessor Operating Company incurred total incentive fees of $5,970, of which $1,527 related to capital gains incentive fees on a hypothetical liquidation basis.

The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2015, approximately $400 of indirect administrative expenses were included in administrative expenses of which $400 of indirect administrative expenses were waived by the Administrator.

The Company incurred the following expenses, which were waived by the Administrator or were in excess of the expense cap, for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended
	March 31, 2015	March 31, 2014
Administrative expenses	$400	$—
Administrative expenses allocated from NMF Holdings	—	390
Professional fees	—	—
Professional fees allocated from NMF Holdings	—	375
Other general and administrative expenses	—	—
Other general and administrative expenses allocated from NMF Holdings	—	—
Total expense reimbursement	$400	$765

As of March 31, 2015, no expense waivers and reimbursements were receivable from an affiliate. As of March 31, 2014, $375 of the expense waivers and reimbursements were allocated from NMF Holdings and were receivable by NMF Holdings from an affiliate.

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

NMFC entered into a Registration Rights Agreement with Steven B. Klinsky (the Chairman of the Company’s board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, the Investment Adviser has the right to require NMFC to register for public resale under the Securities Act of 1933, as amended (the “Securities Act of 1933”), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of NMFC’s common stock issued and any other shares of NMFC’s common stock held by the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, the Investment Adviser can withdraw its request to have the shares registered. Investment Adviser may assign its rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity will have the right to “piggyback”, or include their own registerable securities in such a registration. Shares held by Steven B. Klinsky were registered on a shelf registration statement on Form N-2.

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

The Company has entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2015, approximately $400 of indirect administrative expenses were included in administrative expenses of which $400 of indirect administrative expenses were waived by the Administrator.

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

Note 7. Borrowings

Holdings Credit Facility—On December 18, 2014 the Company entered into the Second Amended and Restated Loan and Security Agreement (the “Holdings Credit Facility”), among the Company, as the Collateral Manager, NMF Holdings as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019.

Immediately prior to amending the Holdings Credit Facility, NMF SPV merged with and into NMF Holdings. The Holdings Credit Facility effectively amended and restated the Predecessor Holdings Credit Facility (as defined below), merged with the SLF Credit Facility (as defined below), and combined the amount of borrowings previously available.

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495,000, which is the aggregate of the $280,000 previously available under the Predecessor Holdings Credit Facility (as defined below) and the $215,000 previously available under the SLF Credit Facility (as defined below). Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by the Wells Fargo Securities, LLC. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.75% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

Prior to December 18, 2014, the Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Predecessor Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility and would mature on October 27, 2016. NMF Holdings became a party to the Predecessor Holdings Credit Facility upon the IPO of NMFC. The Predecessor Holdings Credit Facility amended and restated the credit facility of the Predecessor Entities (the “Predecessor Credit Facility”).

The maximum amount of revolving borrowings available under the Predecessor Holdings Credit Facility was $280,000. Until December 18, 2014, NMF Holdings was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Predecessor Holdings Credit Facility was amended and restated on May 6, 2014 and as a result, it was non-recourse to the Company and was collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Predecessor Holdings Credit Facility were capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Predecessor Holdings Credit Facility. The Predecessor Holdings Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Predecessor Holdings Credit Facility required the Company to maintain a minimum asset coverage ratio. However, the covenants were generally not tied to mark to market fluctuations in the prices of NMF Holdings’ investments, but rather to the performance of the underlying portfolio companies.

The Predecessor Holdings Credit Facility bore interest at a rate of LIBOR plus 2.75% per annum and charged a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2015 and the Predecessor Holdings Credit Facility for the three months ended March 31, 2014.

	Three months ended
	March 31, 2015	March 31, 2014
Interest expense	$2,893	$1,692
Non-usage fee	$56	$59
Amortization of financing costs	$397	$202
Weighted average interest rate	2.6%	2.9%
Effective interest rate	3.0%	3.4%
Average debt outstanding	$449,498	$232,842

As of March 31, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $442,608 and $468,108, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility and would mature on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility was $215,000. The SLF Credit Facility was non-recourse to the Company and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility were capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants were generally not tied to mark to market fluctuations in the prices of NMF SLF’s investments, but rather to the performance of the underlying portfolio companies. NMF SLF was not restricted from the purchase or sale of loans with an affiliate. Therefore, specified loans could be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility. The SLF Credit Facility merged with the Holdings Credit Facility on December 18, 2014.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended
	March 31, 2015 (1)	March 31, 2014
Interest expense	$—	$1,201
Non-usage fee	$—	$— (2)
Amortization of financing costs	$—	$215
Weighted average interest rate	—%	2.2%
Effective interest rate	—%	2.7%
Average debt outstanding	$—	$214,993

(1)                                 Not applicable, as the SLF Credit Facility merged with and into the Holdings Credit Facility on December 18, 2014.

(2)                                 For the three months ended March 31, 2014, the total non-usage fee was less than $1 thousand.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended
	March 31, 2015	March 31, 2014 (1)
Interest expense	$212	$—
Non-usage fee	$46	$—
Amortization of financing costs	$61	$—
Weighted average interest rate	2.7%	—%
Effective interest rate	4.1%	—%
Average debt outstanding	$31,710	$—

(1)                                 Not applicable, as the NMFC Credit Facility commenced on June 4, 2014.

As of March 31, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $68,800 and $50,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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

The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Note and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture. As of March 31, 2015, the Company was in compliance with the terms of the Indenture.

Interest expense and amortization of financing costs incurred on the Convertible Notes for the three months ended March 31, 2015 was $1,438 and $183, respectively. The effective interest rate for the three months ended March 31, 2015 was 5.7%.

SBA-guaranteed debentures—On August 1, 2014, SBIC LP received an SBIC license from the SBA.

The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to the Company, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of

SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC LP over the Company’s stockholders in the event SBIC LP is liquidated or the SBA exercises remedies upon an event of default.

The maximum amount of borrowings available under current SBA regulations is $150,000 as long as the licensee has at least $75,000 in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

As of March 31, 2015, SBIC LP had regulatory capital of $42,168 and SBA-guaranteed debentures outstanding of $37,500. The SBA-guaranteed debentures incur upfront fees of 3.43%, which consists of a 1.00% commitment fee and a 2.43% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s fixed-rate SBA-guaranteed debentures as of March 31, 2015.

Issuance Date	Maturity Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%

SBIC LP’s outstanding SBA-guaranteed debentures pooled on March 25, 2015 and prior to pooling bore interest at an interim floating rate of LIBOR plus 0.30%. Interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2015 was $100 and $31, respectively. The weighted average interest rate and the effective interest rate for the three months ended March 31, 2015 was 1.1% and 1.4%, respectively.

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2015, SBIC LP was in compliance with SBA regulatory requirements.

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

Note 8. Regulation

The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).

Additionally as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).

Note 9. Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2015, the Company had unfunded commitments on revolving credit facilities of $8,948, no outstanding bridge financing commitments and other future funding commitments of $9,550. The unfunded commitments on revolving credit facilities and a delayed draw are disclosed on the Company’s Consolidated Schedule of Investments. As of December 31, 2014, the Company had unfunded commitments on revolving credit facilities of $8,948, no outstanding bridge financing commitments and other future funding commitments of $18,475. The unfunded commitments on revolving credit facilities and a delayed draw are disclosed on the Company’s Consolidated Schedule of Investments.

The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of March 31, 2015. See Note 7, Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of March 31, 2015 and December 31, 2014, the Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Net Assets

The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Paid in Capital in	Undistributed Net Investment	Accumulated Undistributed Net	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	Realized Gains (Losses)	(Depreciation)	Net Assets
Balance at December 31, 2014	57,997,890	$580	$817,129	$2,530	$14,131	$(32,200)	$802,170
Issuances of common stock	77,715	1	1,133	—	—	—	1,134
Dividends declared	—	—	—	(19,719)	—	—	(19,719)
Net increase (decrease) in net assets resulting from operations	—	—	—	19,062	(133)	3,985	22,914
Balance at March 31, 2015	58,075,605	$581	$818,262	$1,873	$13,998	$(28,215)	$806,499

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended
	March 31, 2015	March 31, 2014
Earnings per share—basic
Numerator for basic earnings per share:	$22,914	$23,448
Denominator for basic weighted average share:	57,998,754	47,066,216
Basic earnings per share:	$0.40	$0.50
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$22,914	$23,448
Adjustment for interest on Convertible Notes and incentive fees, net	1,150	—
Numerator for diluted earnings per share:	$24,064	$23,448
Denominator for basic weighted average share	57,998,754	47,066,216
Adjustment for dilutive effect of Convertible Notes	7,219,083	—
Denominator for diluted weighted average share	65,217,837	47,066,216
Diluted earnings per share	$0.37	$0.50

(1)                                 In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2015, there was no anti-dilution. For the three months ended March 31, 2014, due to reflecting earnings of the Predecessor Operating Company assuming 100.0% NMFC ownership of Predecessor Operating Company and assuming all of AIV Holdings’ units in the Predecessor Operating Company were exchanged for public shares of NMFC during the three months then ended, the earnings per share would be $0.50.

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Company for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended
	March 31, 2015	March 31, 2014
Per share data(1):
Net asset value, January 1, 2015 and January 1, 2014, respectively	$13.83	$14.38
Net investment income	0.33	—
Net realized and unrealized gains (losses)(2)	0.07	—
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(3)	—	0.34
Net realized and unrealized gains (losses)(2)(3)	—	0.15
Total net increase	0.40	0.49
Dividends declared to stockholders from net investment income	(0.34)	(0.34)
Dividends declared to stockholders from net realized gains	—	—
Net asset value, March 31, 2015 and March 31, 2014, respectively	$13.89	$14.53
Per share market value, March 31, 2015 and March 31, 2014, respectively	$14.60	$14.55
Total return based on market value(4)	0.00%	(1.00)%
Total return based on net asset value(5)	2.86%	3.47%
Shares outstanding at end of period	58,075,605	47,968,000
Average weighted shares outstanding for the period	57,998,754	47,066,216
Average net assets for the period	$806,451	$684,700
Ratio to average net assets(6):
Net investment income	9.59%	9.48%
Total expenses, before waivers/reimbursements	9.68%	8.97%
Total expenses, net of waivers/reimbursements	8.79%	8.52%

(1)                                 Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).

(2)                                 Includes the accretive effect of common stock issuances per share, which for the three months ended March 31, 2015 and March 31, 2014 were $0.00 and $0.01, respectively.

(3)                                 For the three months ended March 31, 2014, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

(4)                                 Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan.

(5)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(6)                                 Ratio to average net assets for the three months ended March 31, 2015 and March 31, 2014, is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the three months ended March 31, 2014, the Company is reflecting its proportionate share of the Predecessor Operating Company’s net investment income and expenses.

The following information sets forth the financial highlights for the Company for the three months ended March 31, 2015 and NMF Holdings for the three months ended March 31, 2014.

	NMFC Three months ended March 31, 2015	NMF Holdings Three months ended March 31, 2014
Average debt outstanding—Holdings Credit Facility	$449,498	$232,842
Average debt outstanding—SLF Credit Facility	$—	$214,993
Average debt outstanding—Convertible Notes	$115,000	$—
Average debt outstanding—SBA-guaranteed debentures	$37,500	$—
Average debt outstanding—NMFC Credit Facility	$31,710	$—
Asset coverage ratio(1)	228.75%	243.20%
Portfolio turnover	4.79%	8.77%

(1)                                 On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 13. Recent Accounting Standards Updates

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers Topic 606—Summary and Amendments that Create Revenue from Contracts with Customers and Other Assets and Deferred Costs (“ASU 2014-09”).  ASU 2014-09 establishes a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing Topic 860—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU 2014-11 requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales are effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern Subtopic 205-40—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest––Imputation of Interest Subtopic 835-30––Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

Note 14. Subsequent Events

On April 20, 2015, Edmentum announced an agreement with the unanimous support of its first lien lenders, second lien lenders and equity sponsors to recapitalize its balance sheet and reduce its outstanding indebtedness.  The recapitalization is expected to close in the second quarter of 2015.

On May 5, 2015, the Company’s board of directors declared a second quarter 2015 distribution of $0.34 per share payable on June 30, 2015 to holders of record as of June 16, 2015.

On May 5, 2015, the Company entered into a Second Amended and Restated Administration Agreement with the Administrator to reflect current operating procedures.

Deloitte & Touche LLP

30 Rockefeller Plaza
New York, NY 10112
USA

Tel:	212 436 2000
Fax:	212 436 5000
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

New Mountain Finance Corporation

New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries, including the consolidated schedule of investments, as of March 31, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the three month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the management of New Mountain Finance Corporation.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2014, the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the restructuring that occurred in 2014.

In our opinion, the information set forth in the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2014, is fairly stated, in all material respects, in relation to the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2014, from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

May 5, 2015

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

•                  actual and potential conflicts of interest with the Investment Adviser and other affiliates of New Mountain Capital Group, L.L.C.; and

•                  the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2014.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2014.

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

Prior to December 18, 2014, New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”) was a Delaware limited liability company. NMF SLF was a wholly-owned subsidiary of NMF Holdings and thus a wholly-owned indirect subsidiary of the Company. NMF SLF was bankruptcy-remote and non-recourse to NMFC. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014. See “—Borrowings” for additional information on the Company’s credit facilities.

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

(1)                                 Includes amounts committed, not all of which have been drawn down and invested to-date, as of March 31, 2015, as well as amounts called and returned since inception.

Since NMFC’s IPO, and through March 31, 2015, NMFC raised approximately $374.6 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.

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

Upon receipt of necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the SEC of AIV Holdings’ notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings’ BDC election was filed with the SEC, AIV Holdings was no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.

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

Effective May 8, 2014, NMF Holdings amended and restated its Operating Agreement such that the board of directors of NMF Holdings was dissolved and NMF Holdings remained a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for NMF Holdings’ credit facility, and NMFC assumed all other operating activities previously undertaken by NMF Holdings under the management of the Investment Adviser (collectively, the “Restructuring”). After the Restructuring, all wholly-owned direct and indirect subsidiaries of NMFC are consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). NMFC continues to remain a BDC under the 1940 Act.

Also, on May 8, 2014, NMF Holdings filed Form 15 with the SEC to terminate NMF Holdings’ registration under Section 12(g) of the Exchange Act. As a special purpose entity, NMF Holdings is bankruptcy-remote and non-recourse to NMFC. In addition, the assets held at NMF Holdings will continue to be used to secure NMF Holdings’ credit facility.

Current Organization

During the three months ended March 31, 2015, the Company established a wholly-owned subsidiary, NMF QID NGL Holdings, Inc. (“NMF QID”). The Company’s wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). Tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the U.S. Small Business Association (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).

The diagram below depicts the Company’s organizational structure as of March 31, 2015.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2015, our top five industry concentrations were software, business services, education, federal services and healthcare services.

As of March 31, 2015, the Company’s net asset value was $806.5 million and its portfolio had a fair value of approximately $1,404.8 million in 69 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.6%. This Yield to Maturity at Cost (“Yield to Maturity at Cost”) calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date). This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate (“LIBOR”) curves at each quarter’s end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in the Company’s portfolio or other factors.

Recent Developments

On April 20, 2015, Edmentum, Inc. (“Edmentum”) announced an agreement with the unanimous support of its first lien lenders, second lien lenders and equity sponsors to recapitalize its balance sheet and reduce its outstanding indebtedness.  The recapitalization is expected to close in the second quarter of 2015.

On May 5, 2015, the Company’s board of directors declared a second quarter 2015 distribution of $0.34 per share payable on June 30, 2015 to holders of record as of June 16, 2015.

On May 5, 2015, the Company entered into a Second Amended and Restated Administration Agreement with the Administrator to reflect current operating procedures.

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

Basis of Accounting

The Company consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora, NMF QID and NMF YP. Previously, the Company consolidated its wholly-owned indirect subsidiary NMF SLF until it merged with and into NMF Holdings on December 18, 2014. See “—Borrowings” for additional information on the Company’s credit facilities. The Company is an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in ASC 946 to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it is also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

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

GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:

Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2015:

(in thousands)	Total	Level I	Level II	Level III
First lien	$641,501	$—	$488,843	$152,658
Second lien	591,465	—	488,729	102,736
Subordinated	75,544	—	37,482	38,062
Equity and other	96,244	—	526	95,718
Total investments	$1,404,754	$—	$1,015,580	$389,174

The Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company’s performance and associated financial risks. The following outlines additional details on the approaches considered:

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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of investments in 16 of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2015, the Company used the discount ranges set forth in the table below to value investments in 17 of its portfolio companies.

(in thousands)

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$152,658	Market approach	EBITDA multiple	4.5	x	16.5	x	9.9	x
		Income approach	Discount rate	7.9%		14.4%		10.9%
Second lien	102,736	Market approach	EBITDA multiple	5.5	x	15.0	x	10.6	x
		Income approach	Discount rate	11.0%		15.5%		12.6%
Subordinated	38,062	Market approach	EBITDA multiple	4.5	x	12.2	x	9.8	x
		Income approach	Discount rate	10.4%		17.6%		14.6%
Equity and other	95,718	Market approach	EBITDA multiple	3.0	x	16.5	x	6.5	x
		Income approach	Discount rate	8.0%		19.1%		13.9%
		Black Scholes analysis	Expected life in years	11.0		11.0		11.0
			Volatility	28.5%		28.5%		28.5%
			Discount rate	2.1%		2.1%		2.1%
	$389,174

NMFC Senior Loan Program I, LLC

NMFC Senior Loan Program I, LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the “Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the Agreement. The term may be extended for up to one year pursuant to certain terms of the Agreement. SLP I has a three year re-investment period.

SLP I is capitalized with $93.0 million of capital commitments, $275.0 million of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of March 31, 2015, SLP I had total investments with an aggregate fair value of approximately $343.0 million, debt outstanding of $247.1 million and capital that had been called and funded of $93.0 million. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2015.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. For the three months ended March 31, 2015, the Company earned approximately $0.3 million in management fees related to SLP I which is included in other income. As of March 31, 2015, approximately $0.6 million of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2015, the

Company earned approximately $0.9 million of dividend income related to SLP I, which is included in dividend income. As of March 31, 2015, approximately $1.0 million of dividend income related to SLP I was included in interest and dividend receivable.

SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.

Collateralized agreements or repurchase financings

The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2015 and December 31, 2014, the Company held one collateralized agreement to resell with a carrying value of $30.0 million, collateralized by a security with a fair value of $30.0 million and guaranteed by the counterparty. The counterparty has the option to repurchase the collateral from the Company at the par value of the collateralized agreement within a year. The collateralized agreement earns interest at a rate of 15.0% per annum as of March 31, 2015 and December 31, 2014.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and generally due at maturity or when redeemed by the issuer.

Dividend income on common equity is recorded on the date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.

Non-accrual income:  Investments are placed on non-accrual status when principal or interest payments are past due 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

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

The following table shows the distribution of the Company’s investments on the 1 to 4 investment rating scale at fair value as of March 31, 2015:

(in millions)	As of March 31, 2015
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$280.6	20.6%	$292.9	20.8%
Investment Rating 2	1,005.9	73.6%	1,062.8	75.7%
Investment Rating 3	61.2	4.5%	40.9	2.9%
Investment Rating 4	17.4	1.3%	8.2	0.6%
	$1,365.1	100.0%	$1,404.8	100.0%

(1)                                 Excludes shares and warrants.

As of March 31, 2015, all investments in the Company’s portfolio had an Investment Rating of 1 or 2 with the exception of six portfolio company names; five portfolio companies with an Investment Rating of 3 and two portfolio companies with an Investment Rating of 4. As of March 31, 2015, a portion of the Company’s investment in one portfolio company had an Investment Rating of 3 and a portion had an Investment Rating of 4.

During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the portion of the Edmentum second lien position placed on non-accrual status represented an aggregate cost basis of $15.4 million, an aggregate fair value of $7.8 million and total unearned interest income of $0.4 million for the three months then ended.

During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring.  As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $3.0 million, an aggregate fair value of $1.4 million and total unearned interest income of $0 for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment, the Company’s original investment in EDMC had an aggregate cost of $3.0 million and an aggregate fair value of $1.4 million. The extinguishment resulted in a realized loss of $1.6 million.  Post restructuring, the Company’s investments in EDMC are income producing.  As of March 31, 2015, the Company’s investments in EDMC have an aggregate cost basis of $1.4 million and an aggregate fair value of $1.4 million.

During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of December 31, 2014, the Company’s investments in UniTek had an aggregate fair value of $35.2 million. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring. The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment, the Company’s original investments in UniTek had an aggregate cost of $52.9 million and an aggregate fair value of $40.1 million. The extinguishment resulted in a realized loss of $12.8 million.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of March 31, 2015, the Company’s investments in UniTek have an aggregate cost basis of $40.5 million and an aggregate fair value of $47.3 million.

As of March 31, 2015, the Company’s two super priority first lien positions in ATI Acquisition Company and its related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of March 31, 2015, the Company’s two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of March 31, 2015, the Company’s investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.1 million for the three months then ended. Unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.

Portfolio and Investment Activity

The fair value of the Company’s investments was approximately $1,404.8 million in 69 portfolio companies at March 31, 2015 and approximately $1,424.7 million in 71 portfolio companies at December 31, 2014.

At March 31, 2014, the Company’s only investment was its investment in the Predecessor Operating Company. The following table shows the Company’s portfolio and investment activity for the three months ended March 31, 2015 and the Predecessor Operating Company’s portfolio and investment activity for the three months ended March 31, 2014:

	Three months ended
(in millions)	March 31, 2015	March 31, 2014
New investments in 7 and 15 portfolio companies, respectively	$67.2	$158.7
Debt repayments in existing portfolio companies	50.0	40.6
Sales of securities in 10 and 5 portfolio companies, respectively	43.3	61.8
Change in unrealized appreciation on 42 and 35 portfolio companies, respectively	33.7	11.5
Change in unrealized depreciation on 31 and 27 portfolio companies, respectively	(29.2)	(6.7)

At March 31, 2015, the Company’s weighted average Yield to Maturity at Cost was approximately 10.6%. At March 31, 2014, the Predecessor Operating Company’s weighted average Yield to Maturity at Cost was approximately 10.9%.

Recent Accounting Standards Updates

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers Topic 606—Summary and Amendments that Create Revenue from Contracts with Customers and Other Assets and Deferred Costs (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing Topic 860—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU 2014-11 requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales are effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern Subtopic 205-40—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest––Imputation of Interest Subtopic 835-30––Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

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

The following table for the Company for the three months ended March 31, 2015 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three Months Ended March 31, 2015	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Three Months Ended March 31, 2015
Investment income
Interest income	$33,347	$(33)	$—	$33,314
Dividend income	1,307	—	—	1,307
Other income	1,882	—	—	1,882
Total investment income(2)	36,536	(33)	—	36,503
Total expenses pre-incentive fee(3)	12,115	—	—	12,115
Pre-Incentive Fee Net Investment Income	24,421	(33)	—	24,388
Incentive fee	5,359	—	(481)	4,878
Post-Incentive Fee Net Investment Income	19,062	(33)	481	19,510
Net realized losses on investments(4)	(133)	—	—	(133)
Net change in unrealized appreciation (depreciation) of investments(4)	4,486	33	—	4,519
Provision for taxes	(501)	—	—	(501)
Capital gains incentive fees	—	—	(481)	(481)
Net increase in net assets resulting from operations	$22,914			$22,914

(1)                                 For the three months ended March 31, 2015, the Company incurred total incentive fees of $5.4 million, of which $0.5 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)                                 Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)                                Includes expense waivers and reimbursements of $0.4 million and management fee waivers of $1.4 million.

(4)                                 Includes net realized losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the three months ended March 31, 2015, the Company had a less than $0.1 million adjustment to interest income for amortization and an increase of less than $0.1 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended March 31, 2015, total adjusted investment income of $36.5 million consisted of approximately $31.6 million in cash interest from investments, approximately $0.7 million in PIK interest from investments, approximately $0.4 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $0.6 million, approximately $0.8 million in cash dividends from investments, $0.5 million in PIK dividends from investments and approximately $1.9 million in other income. The Company’s Adjusted Net Investment Income was $19.5 million for the three months ended March 31, 2015.

In accordance with GAAP, for the three months ended March 31, 2015, the Company accrued $0.5 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of March 31, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Company for the Three Months Ended March 31, 2015 and the Predecessor Operating Company for the Three Months Ended March 31, 2014

Revenue

	Three Months Ended		Percentage
(in thousands)	March 31, 2015	March 31, 2014	Change
Interest income	$33,347	$28,139	19%
Dividend income	1,307	2,095	(38)%
Other income	1,882	684	175%
Total investment income	$36,536	$30,918	18%

The Company’s total investment income increased by approximately $5.6 million for the three months ended March 31, 2015 as compared to the Predecessor Operating Company’s total investment income for the three months ended March 31, 2014. The 18% increase in total investment income primarily results from an increase in interest income of approximately $5.2 million from the three months ended March 31, 2014 to the three months ended March 31, 2015 which is attributable to larger invested balances, driven by the proceeds from the April 2014 and October 2014 primary offerings of the Company’s common stock, the June 2014 offering of NMFC’s convertible notes, the Company’s use of leverage from its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of two different portfolio companies held by the Company as of December 31, 2014. The increase in other income of approximately $1.2 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, amendment and consent fees received from four different portfolio companies and management fees from a non-controlled affiliated portfolio company. The decrease in dividend income during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to a large non-recurring distribution from one of the Predecessor Operating Company’s warrant investments during the three months ended March 31, 2014.

Operating Expenses

	Three Months Ended		Percentage
(in thousands)	March 31, 2015	March 31, 2014	Change
Management fee	$6,468	$4,176
Less: management fee waiver	(1,382)	—
Total management fee	5,086	4,176	22%

Incentive fee	4,878	4,443	10%
Capital gains incentive fee(1)	481	1,527	(69)%
Interest and other financing expenses	5,477	3,413	60%
Professional fees	739	862	(14)%
Administrative expenses	635	596	7%
Other general and administrative expenses	429	390	10%
Total expenses	17,725	15,407	15%
Less: expenses waived and reimbursed	(400)	(774)	(48)%
Net expenses before income taxes	17,325	14,633	18%
Income tax expense	149	—	NM *
Net expenses after income taxes	$17,474	$14,633	19%

*                                         Not meaningful.

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Company’s total net operating expenses increased by approximately $2.8 million for the three months ended March 31, 2015 as compared to the Predecessor Operating Company’s three months ended March 31, 2014. The Company’s management fee increased by approximately $0.9 million, net of a management fee waiver, and incentive fees increased by approximately $0.4 million for the three months ended March 31, 2015 as compared to the Predecessor Operating Company’s three months ended March 31, 2014. The increase in management fee and incentive fee from the Predecessor Operating Company’s three months ended March 31, 2014 to the Company’s three months ended March 31, 2015 was attributable to larger invested balances, driven by the proceeds from the April 2014 and October 2014 primary offerings of NMFC’s common stock, the June 2014 offering of NMFC’s convertible notes and the Company’s use of leverage from its revolving credit facilities to originate new investments. The Company’s capital gains incentive fees decreased by approximately $1.0 million for the three months ended March 31, 2015 as compared to the Predecessor Operating Company’s three months ended March 31, 2014, which was attributable to lower net Adjusted Realized Capital Gains

(Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period due to lower marks on the broader portfolio. As of March 31, 2015, no actual capital gains incentive fee would be owed under the Investment Management Agreement by the Company if the Company had ceased operations as of March 31, 2015, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Interest and other financing expenses increased by approximately $2.1 million during the three months ended March 31, 2015, primarily due to the Company’s issuance of $115.0 million of convertible notes and the closing of the NMFC Credit Facility (as defined below) during the second quarter of 2014 and the drawing on SBA-guaranteed debentures during the fourth quarter of 2014. The Company’s total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the three months ended March 31, 2015 as compared to the Predecessor Operating Company’s three months ended March 31, 2014. During the three months ended March 31, 2014, the Company incurred $10.9 thousand in other expenses that were not subject to the expense cap pursuant to the administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and further restricted by the Company. The Company’s expenses waived and reimbursed decreased by approximately $0.4 million for the three months ended March 31, 2015 as compared to the Predecessor Operating Company’s three months ended March 31, 2014 due to the expiration of the expense cap on March 31, 2014.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended		Percentage
(in thousands)	March 31, 2015	March 31, 2014	Change
Net realized losses (gains) on investments	$(133)	$2,780	(105)%
Net change in unrealized appreciation (depreciation) of investments	4,486	4,814	(7)%
Provision for taxes	(501)	—	NM *
Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$3,852	$7,594	(49)%

*                                         Not meaningful.

The Company’s net realized losses and unrealized gains resulted in a net gain of approximately $3.9 million for the three months ended March 31, 2015 compared to the Predecessor Operating Company’s net realized and unrealized gains resulting in a net gain of approximately $7.6 million for the same period in 2014. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended March 31, 2015 was primarily driven by the overall increase in the market prices of the Company’s investments during the period and the sale of two portfolio companies, which resulted in realized gains of approximately $14.2 million.  These gains were offset by $14.4 million of realized losses on investments resulting from the modification of terms on two portfolio companies that were accounted for as extinguishments. The net gain for the three months ended March 31, 2014 was primarily driven by the overall increase in the market prices of the Predecessor Operating Company’s investments during the period. The provision for income taxes was attributable to two equity investments that are held as of March 31, 2015 in two of the Company’s corporate subsidiaries.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for the Company’s repayment of indebtedness, the Company’s investments in portfolio companies, cash distributions to the Company’s stockholders or for other general corporate purposes.

Since NMFC’s IPO, and through March 31, 2015, NMFC raised approximately $374.6 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings.

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

At March 31, 2015 and December 31, 2014, the Company had cash and cash equivalents of approximately $22.2 million and $23.4 million, respectively. Cash provided by operating activities for the Company during the three months ended March 31, 2015 was approximately $24.3 million and cash used in operating activities for the Predecessor Operating Company for the three months ended March 31, 2014 was approximately $(36.6) million. We expect that all current liquidity needs by the Company will be met with cash flows from operations and other activities.

Borrowings

Holdings Credit Facility—On December 18, 2014 the Company entered into the Second Amended and Restated Loan and Security Agreement (the “Holdings Credit Facility”), among the Company, as the Collateral Manager, NMF Holdings as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019.

Immediately prior to amending the Holdings Credit Facility, NMF SPV merged with and into NMF Holdings. The Holdings Credit Facility effectively amended and restated the Predecessor Holdings Credit Facility (as defined below), merged with the SLF Credit Facility (as defined below), and combined the amount of borrowings previously available.

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495.0 million, which is the aggregate of the $280.0 million previously available under the Predecessor Holdings Credit Facility (as defined below) and the $215.0 million previously available under the SLF Credit Facility (as defined below). Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by the Wells Fargo Securities, LLC. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.

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

Prior to December 18, 2014, the Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Predecessor Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility and would mature on October 27, 2016.

The maximum amount of revolving borrowings available under the Predecessor Holdings Credit Facility was $280.0 million. Until December 18, 2014, NMF Holdings was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Predecessor Holdings Credit Facility was amended and restated on May 6, 2014 and as a result, it was non-recourse to the Company and was collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Predecessor Holdings Credit Facility were capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Predecessor Holdings Credit Facility. The Predecessor Holdings Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Predecessor Holdings Credit Facility required the Company to maintain a minimum asset coverage ratio. However, the covenants were generally not tied to mark to market fluctuations in the prices of NMF Holdings’ investments, but rather to the performance of the underlying portfolio companies.

The Predecessor Holdings Credit Facility bore interest at a rate of the LIBOR plus 2.75% per annum and charged a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2015 and the Predecessor Holdings Credit Facility for the three months ended March 31, 2014.

	Three months ended
(in millions)	March 31, 2015	March 31, 2014
Interest expense	$2.9	$1.7
Non-usage fee	$0.1	$0.1
Amortization of financing costs	$0.4	$0.2
Weighted average interest rate	2.6%	2.9%
Effective interest rate	3.0%	3.4%
Average debt outstanding	$449.5	$232.8

As of March 31, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $442.6 and $468.1 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility and would mature on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility was $215.0 million. The SLF Credit Facility was non-recourse to the Company and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility were capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants were generally not tied to mark to market fluctuations in the prices of the NMF SLF’s investments, but rather to the performance of the underlying portfolio companies. NMF SLF was not restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans could be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility. The SLF Credit Facility merged with the Holdings Credit Facility on December 18, 2014.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended
	March 31, 2015 (1)	March 31, 2014
Interest expense	$—	$1.2
Non-usage fee	$—	$— (2)
Amortization of financing costs	$—	$0.2
Weighted average interest rate	—%	2.2%
Effective interest rate	—%	2.7%
Average debt outstanding	$—	$215.0

(1)                                 Not applicable, as the SLF Credit Facility merged with and into the Holdings Credit Facility on December 18, 2014.

(2)                                 For the three months ended March 31, 2014, the total non-usage fee was less than $50 thousand.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended
(in millions)	March 31, 2015	March 31, 2014 (1)
Interest expense	$0.2	$—
Non-usage fee	$— (2)	$—
Amortization of financing costs	$0.1	$—
Weighted average interest rate	2.7%	—%
Effective interest rate	4.1%	—%
Average debt outstanding	$31.7	$—

(1)                                 Not applicable, as the NMFC Credit Facility commenced on June 4, 2014.

(2)                                 For the three months ended March 31, 2015, the total non-usage fee was less than $50 thousand.

As of March 31, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $68.8 million and $50.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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

The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Note and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture. As of March 31, 2015, the Company was in compliance with the terms of the Indenture.

Interest expense and amortization of financing costs incurred on the Convertible Notes for the three months ended March 31, 2015 was $1.4 million and $0.2 million, respectively. The effective interest rate for the three months ended March 31, 2015 was 5.7%.

SBA-guaranteed debentures—On August 1, 2014, SBIC LP received an SBIC license from the SBA.

The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to the Company, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC LP over the Company’s stockholders in the event SBIC LP is liquidated or the SBA exercises remedies upon an event of default.

The maximum amount of borrowings available under current SBA regulations is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

As of March 31, 2015, SBIC LP had regulatory capital of $42.2 million and SBA-guaranteed debentures outstanding of $37.5 million. The SBA-guaranteed debentures incur upfront fees of 3.43%, which consists of a 1.00% commitment fee and a 2.43% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s fixed-rate SBA-guaranteed debentures as of March 31, 2015.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%

SBIC LP’s outstanding SBA-guaranteed debentures pooled on March 25, 2015 and prior to pooling bore interest at an interim floating rate of LIBOR plus 0.30%. Interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2015 was $0.1 million and $31 thousand, respectively. The weighted average interest rate and the effective interest rate for the three months ended March 31, 2015 was 1.1% and 1.4%, respectively.

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2015, SBIC LP was in compliance with SBA regulatory requirements.

Off-Balance Sheet Arrangements

The Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2015 and December 31, 2014, the Company had outstanding commitments to third parties to fund investments totaling $18.5 million and

$27.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

The Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2015 and December 31, 2014, the Company did not enter into any commitment letters to purchase debt investments. As of March 31, 2015 and December 31, 2014, the Company had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations

A summary of the Company’s significant contractual payment obligations as of March 31, 2015 is as follows:

	Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$442.6	$—	$—	$442.6	$—
Convertible Notes(2)	115.0	—	—	115.0	—
NMFC Credit Facility(3)	68.8	—	—	68.8	—
SBA-guaranteed debentures(4)	37.5	—	—	—	37.5
Total Contractual Obligations	$663.9	$—	$—	$626.4	$37.5

(1)                                 Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($442.6 million as of March 31, 2015) must be repaid on or before December 18, 2019. As of March 31, 2015, there was approximately $52.4 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 The $115.0 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(3)                                 Under the terms of the $80.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($68.8 million as of March 31, 2015) must be repaid on or before June 4, 2019. As of March 31, 2015, there was approximately $11.2 million of possible capacity remaining under the NMFC Credit Facility.

(4)                                 The SBA-guaranteed debentures will mature on March 1, 2025.

The Company has certain contracts under which it has material future commitments. The Company has $18.5 million of undrawn funding commitments as of March 31, 2015 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Company’s portfolio companies. As of March 31, 2015, the Company did not enter into any bridge financing commitments which could require funding in the future.

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

Distributions and Dividends

Dividends declared and paid to stockholders of the Company for the three months ended March 31, 2015 totaled $19.7 million.

The following table summarizes the Company’s quarterly cash distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s board of directors since the Company’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2015
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	$0.34
				$0.34
December 31, 2014
Fourth Quarter	November 4, 2014	December 16, 2014	December 30, 2014	$0.34
Third Quarter	August 5, 2014	September 16, 2014	September 30, 2014	0.34
Third Quarter	July 30, 2014	August 20, 2014	September 3, 2014	0.12	(1)
Second Quarter	May 6, 2014	June 16, 2014	June 30, 2014	0.34
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	0.34
				$1.48
December 31, 2013
Fourth Quarter	November 8, 2013	December 17, 2013	December 31, 2013	$0.34
Third Quarter	August 7, 2013	September 16, 2013	September 30, 2013	0.34
Third Quarter	August 7, 2013	August 20, 2013	August 30, 2013	0.12	(2)
Second Quarter	May 6, 2013	June 14, 2013	June 28, 2013	0.34
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	0.34
				$1.48
December 31, 2012
Fourth Quarter	December 27, 2012	December 31, 2012	January 31, 2013	$0.14	(3)
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter	May 8, 2012	May 21, 2012	May 31, 2012	0.23	(4)
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32
				$1.71
December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27
				$0.86
Total				$5.87

(1)                                 Special dividend related to realized capital gains attributable to the Company’s warrant investments in Learning Care Group (US), Inc.

(2)                                 Special dividend related to a distribution received attributable to the Predecessor Operating Company’s investment in YP Equity Investors LLC.

(3)                                 Special dividend intended to minimize to the greatest extent possible the Company’s U.S. federal income or excise tax liability.

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

The Company maintains an “opt out” dividend reinvestment plan for its common stockholders. As a result, the Company’s stockholders’ cash dividends will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash.  Cash dividends reinvested in additional shares of the Company’s common stock will be automatically reinvested by the Company into additional shares of the Company’s common stock. See Item 1—Financial Statements—Note 2, Summary of Significant Accounting Policies for additional details regarding the Company’s dividend reinvestment plan.

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

•                  The Company has entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expense, trading expenses and management and incentive fees) had been capped at $4.25 million for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2015, approximately $0.4 million of indirect administrative expenses were included in administrative expenses, of which $0.4 million were waived by the Administrator.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain financial market risks, such as interest rate fluctuations. During the three months ended March 31, 2015, certain of the loans held in the Company’s portfolio had floating interest rates. As of March 31, 2015, approximately 86.0% of investments at fair value (excluding investments on non-accrual, revolvers, and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 14.0% of investments at fair value represent fixed-rate investments. Additionally, the Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Company’s portfolio of investments held on March 31, 2015. Interest expense is calculated based on the terms of the Company’s outstanding revolving credit facilities and convertible notes. For the Company’s floating rate credit facilities, the Company uses the outstanding balance as of March 31, 2015. Interest expense on the Company’s floating rate credit facilities are calculated using the interest rate as of March 31, 2015, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Company’s portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2015. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2015, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.85	%(1)
Base Interest Rate	—%
+100 Basis Points	(3.16)%
+200 Basis Points	2.49%
+300 Basis Points	8.80%

(1)                                 Limited to the lesser of the March 31, 2015 LIBOR rates or a decrease of 25 basis points.

The Company was not exposed to any foreign currency exchange risks as of March 31, 2015.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.         Legal Proceedings

The Company, the Company’s consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2015. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2015.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2015, we did not purchase any common stock in the open market.

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

10.7	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)

10.8	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.9	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)

10.10	Second Amended and Restated Administration Agreement

10.11	Form of Trademark License Agreement(1)

10.12	Amendment No. 1 to Trademark License Agreement(4)

10.13	Form of Registration Rights Agreement(1)

Exhibit Number	Description

10.14	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.15	Dividend Reinvestment Plan(2)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Supplemental Financial Information

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

(4)                                 Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

(5)                                 Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)           Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on May 8, 2014.

(7)           Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 4, 2014.

(8)           Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 10, 2014.

(9)           Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on December 23, 2014.

(10)         Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on January 5, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2015.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID M. CORDOVA
David M. Cordova
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)