Form 10-Q
period 2015-06-30
New Mountain Finance Corp
filed 2015-08-05
CIK 1496099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of August 5, 2015
Common stock, $0.01 par value	58,161,821

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

(unaudited)

	June 30, 2015	December 31, 2014

Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,181,684 and $1,422,891, respectively)	$1,172,100	$1,402,210
Non-controlled/affiliated investments (cost $90,001 and $23,000, respectively)	89,601	22,461
Controlled investments (cost $40,437 and $0, respectively)	47,171	—
Total investments at fair value (cost $1,312,122 and $1,445,891, respectively)	1,308,872	1,424,671
Securities purchased under collateralized agreements to resell	30,000	30,000
Cash and cash equivalents	24,226	23,445
Deferred financing costs (net of accumulated amortization of $7,286 and $5,867, respectively)	13,994	14,052
Interest and dividend receivable	11,456	11,744
Receivable from affiliates	362	490
Receivable from unsettled securities sold	—	8,912
Other assets	3,191	1,606
Total assets	$1,392,101	$1,514,920
Liabilities
Holdings Credit Facility	$359,858	$468,108
Convertible Notes	115,000	115,000
SBA-guaranteed debentures	55,000	37,500
NMFC Credit Facility	38,000	50,000
Incentive fee payable	5,057	4,803
Management fee payable	4,951	5,144
Interest payable	1,360	1,352
Deferred tax liability	1,129	493
Capital gains incentive fee payable	490	—
Payable to affiliates	460	822
Payable for unsettled securities purchased	—	26,460
Other liabilities	2,470	3,068
Total liabilities	583,775	712,750
Commitments and contingencies (see Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, and 58,161,821 and 57,997,890 shares issued and outstanding, respectively	582	580
Paid in capital in excess of par	819,570	817,129
Accumulated undistributed net investment income	2,380	2,530
Accumulated undistributed net realized gains on investments	660	14,131
Net unrealized (depreciation) appreciation of investments (net of provision for taxes of $1,129 and $493, respectively)	(14,866)	(32,200)
Total net assets	$808,326	$802,170
Total liabilities and net assets	$1,392,101	$1,514,920
Number of shares outstanding	58,161,821	57,997,890
Net asset value per share	$13.90	$13.83

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations

(in thousands, except shares and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Investment income(1)
From non-controlled/non-affiliated investments:
Interest income	$33,767	$18,788	$65,621	$18,788
Dividend income	201	972	102	972
Other income	320	705	1,877	705
From non-controlled/affiliated investments:
Interest income	1,183	—	2,226	—
Dividend income	951	—	1,809	—
Other income	308	4	622	4
From controlled investments:
Interest income	520	—	970	—
Dividend income	643	—	1,191	—
Other income	12	—	23	—
Investment income allocated from New Mountain Finance Holdings, L.L.C.(2)
Interest income	—	12,847	—	40,515
Dividend income	—	279	—	2,368
Other income	—	113	—	795
Total investment income	37,905	33,708	74,441	64,147
Expenses
Incentive fee(1)	5,057	2,747	9,935	2,747
Capital gains incentive fee(1)	9	763	490	763
Total incentive fees(1)	5,066	3,510	10,425	3,510
Management fee(1)	6,198	2,742	12,666	2,742
Interest and other financing expenses(1)	5,598	2,559	11,075	2,559
Professional fees(1)	909	640	1,648	640
Administrative expenses(1)	522	360	1,157	360
Other general and administrative expenses(1)	453	239	882	239
Net expenses allocated from New Mountain Finance Holdings, L.L.C. (2)	—	6,427	—	20,808
Total expenses	18,746	16,477	37,853	30,858
Less: management fee waived (see Note 5) (1)	(1,247)	—	(2,629)	—
Less: expenses waived and reimbursed (see Note 5) (1)	—	(58)	(400)	(58)
Net expenses	17,499	16,419	34,824	30,800
Net investment income before income taxes	20,406	17,289	39,617	33,347
Income tax expense(1)	153	—	302	—
Net investment income	20,253	17,289	39,315	33,347
Net realized (losses) gains:
Non-controlled/non-affiliated investments(1)	(13,338)	(1,067)	(13,471)	(1,067)
Investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	5,860	—	8,568
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments(1)	11,970	5,708	10,508	5,708
Non-controlled/affiliated investments(1)	1,600	—	728	—
Controlled investments(1)	(86)	—	6,734	—
Investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	(3,742)	—	940
Provision for taxes(1)	(135)	(386)	(636)	(386)
Net increase in net assets resulting from operations	20,264	23,662	43,178	47,110
Basic earnings per share	$0.35	$0.46	$0.74	$0.95
Weighted average shares of common stock outstanding—basic (see Note 11)	58,076,552	51,595,684	58,037,868	49,343,462
Diluted earnings per share	$0.33	$0.44	$0.70	$0.94
Weighted average shares of common stock outstanding—diluted (see Note 11)	65,313,497	54,292,924	65,265,931	50,699,533
Dividends declared and paid per share	$0.34	$0.34	$0.68	$0.68

(1)         For the three and six months ended June 30, 2014, the amounts reported relate to the period from May 8, 2014 to June 30, 2014.

(2)         For the three and six months ended June 30, 2014, the amounts reported relate to the period from April 1, 2014 to May 7, 2014 and January 1, 2014 to May 7, 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income(1)	$39,315	$10,477
Net investment income allocated from New Mountain Finance Holdings, L.L.C. (2)	—	22,870
Net realized losses on investments(1)	(13,471)	(1,067)
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	8,568
Net change in unrealized appreciation (depreciation) of investments(1)	17,970	5,708
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	940
Provision for taxes(1)	(636)	(386)
Net increase in net assets resulting from operations	43,178	47,110
Capital transactions
Net proceeds from shares sold	—	58,644
Deferred offering costs(1)	59	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(250)
Value of shares issued for exchanged units	—	38,840
Dividends declared to stockholders from net investment income	(39,465)	(33,347)
Dividends declared to stockholders from net realized gains	—	(615)
Reinvestment of dividends	2,384	2,066
Total net (decrease) increase in net assets resulting from capital transactions	(37,022)	65,338
Net increase in net assets	6,156	112,448
Net assets at the beginning of the period	802,170	650,107
Net assets at the end of the period	$808,326	$762,555

(1)         For the six months ended June 30, 2014, the amounts reported relate to the period from May 8, 2014 to June 30, 2014.

(2)         For the six months ended June 30, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$43,178	$47,110
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(22,870)
Net realized losses on investments(1)	13,471	1,067
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	(8,568)
Net change in unrealized (appreciation) depreciation of investments(1)	(17,970)	(5,708)
Net change in unrealized (appreciation) depreciation of investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	(940)
Amortization of purchase discount(1)	(1,176)	(405)
Amortization of deferred financing costs(1)	1,419	336
Non-cash investment income(1)	(3,209)	(261)
(Increase) decrease in operating assets:
Cash and cash equivalents from New Mountain Finance Holdings, L.L.C.(3)	—	957
Purchase of investments and delayed draw facilities(1)	(187,045)	(128,598)
Proceeds from sales and paydowns of investments(1)	315,219	15,698
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities(1)	54	—
Cash paid for purchase of drawn portion of revolving credit facilities(1)	(3,050)	—
Cash paid on drawn revolvers(1)	(970)	—
Cash repayments on drawn revolvers(1)	475	380
Interest and dividend receivable(1)	288	(1,381)
Receivable from affiliates(1)	128	378
Receivable from unsettled securities sold(1)	8,912	—
Other assets(1)	(1,162)	(1,112)
Purchase of investment in New Mountain Finance Holdings, L.L.C.(2)	—	(58,644)
Distributions from New Mountain Finance Holdings, L.L.C.(2)	—	15,247
Increase (decrease) in operating liabilities:
Incentive fee payable(1)	254	(1,695)
Management fee payable(1)	(193)	(1,434)
Interest payable(1)	8	1,195
Deferred tax liability(1)	636	386
Capital gains incentive fee payable(1)	490	763
Payable to affiliates(1)	(362)	269
Payable for unsettled securities purchased(1)	(26,460)	(6,428)
Other liabilities(1)	(658)	(306)
Net cash flows provided by (used in) operating activities	142,277	(154,564)
Cash flows from financing activities
Net proceeds from shares sold	—	58,644
Dividends paid	(37,081)	(31,896)
Offering costs paid(1)	(56)	(166)
Proceeds from Holdings Credit Facility(1)	138,750	108,469
Repayment of Holdings Credit Facility(1)	(247,000)	(69,600)
Proceeds from NMFC Credit Facility(1)	51,300	—
Repayment of NMFC Credit Facility(1)	(63,300)	—
Proceeds from Convertible Notes(1)	—	115,000
Proceeds from SBA-guaranteed debentures(1)	17,500	—
Deferred financing costs paid(1)	(1,609)	(4,222)
Net cash flows (used in) provided by financing activities	(141,496)	176,229
Net increase (decrease) in cash and cash equivalents	781	21,665
Cash and cash equivalents at the beginning of the period	23,445	—
Cash and cash equivalents at the end of the period	$24,226	$21,665
Supplemental disclosure of cash flow information
Cash interest paid	$9,303	$965
Income taxes paid	143	—
Non-cash operating activities:
Non-cash activity on investments	$60,652	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$—	$38,840
Value of shares issued in connection with dividend reinvestment plan	2,384	2,066
Accrual for offering costs(1)	824	1,293
Accrual for deferred financing costs(1)	127	776
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(250)

(1)         For the six months ended June 30, 2014, the amounts reported relate to the period from May 8, 2014 to June 30, 2014.

(2)         For the six months ended June 30, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

(3)         Represents the cash and cash equivalent balance of New Mountain Finance Holdings, L.L.C.’s at the date of restructuring. See Note 1, Formation and Business Purpose.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments

June 30, 2015

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments—Australia
Project Sunshine IV Pty Ltd**
Media	First lien(2)	8.00% (Base Rate + 7.00%)	9/23/2019	$13,244	$13,180	$13,360	1.65%
Total Funded Debt Investments—Australia				$13,244	$13,180	$13,360	1.65%
Funded Debt Investments—Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien(2)	10.50% (Base Rate + 9.25%)	7/30/2020	$24,630	$24,329	$22,659
	Second lien(3)	10.50% (Base Rate + 9.25%)	7/30/2020	8,204	8,321	7,547
				32,834	32,650	30,206	3.74%
Total Funded Debt Investments—Luxembourg				$32,834	$32,650	$30,206	3.74%
Funded Debt Investments—Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien(3)	10.13% (Base Rate + 9.13%)	2/17/2023	$10,000	$9,271	$9,050	1.12%
Total Funded Debt Investments—Netherlands				$10,000	$9,271	$9,050	1.12%
Funded Debt Investments—United Kingdom
Air Newco LLC**
Software	Second lien(3)	10.50% (Base Rate + 9.50%)	1/31/2023	$30,000	$29,266	$28,650	3.54%
Total Funded Debt Investments—United Kingdom				$30,000	$29,266	$28,650	3.54%
Funded Debt Investments—United States
TIBCO Software Inc.
Software	First lien(2)	6.50% (Base Rate + 5.50%)	12/4/2020	$29,925	$28,543	$29,939
	Subordinated(3)	11.38%	12/1/2021	15,000	14,589	14,963
				44,925	43,132	44,902	5.56%
Deltek, Inc.
Software	Second lien(3)	9.50% (Base Rate + 8.50%)	6/26/2023	21,000	20,962	21,210
	Second lien(2)	9.50% (Base Rate + 8.50%)	6/26/2023	20,000	19,610	20,200
				41,000	40,572	41,410	5.12%
Ascend Learning, LLC
Education	First lien(2)	5.50% (Base Rate + 4.50%)	7/31/2019	10,795	10,753	10,822
	Second lien(3)	9.50% (Base Rate + 8.50%)	11/30/2020	29,000	28,888	28,946
				39,795	39,641	39,768	4.92%
Kronos Incorporated
Software	Second lien(2)	9.75% (Base Rate + 8.50%)	4/30/2020	32,641	32,424	33,641
	Second lien(3)	9.75% (Base Rate + 8.50%)	4/30/2020	5,000	4,958	5,152
				37,641	37,382	38,793	4.80%
Tolt Solutions, Inc.(15)
Business Services	First lien(2)	7.00% (Base Rate + 6.00%)	3/7/2019	18,349	18,349	17,866
	First lien(2)	12.00% (Base Rate + 11.00%)	3/7/2019	18,800	18,800	18,297
				37,149	37,149	36,163	4.47%
Hill International, Inc.
Business Services	First lien(2)	7.75% (Base Rate + 6.75%)	9/26/2020	34,738	34,425	34,520	4.27%
TASC, Inc.
Federal Services	First lien(2)	7.00% (Base Rate + 6.00%)	5/22/2020	30,705	30,333	31,076
	Second lien(3)	12.00%	5/21/2021	2,000	1,960	2,113
				32,705	32,293	33,189	4.11%
SRA International, Inc.
Federal Services	First lien(2)	6.50% (Base Rate + 5.25%)	7/20/2018	31,765	31,149	31,884	3.94%
Navex Global, Inc.
Software	First lien(4)	5.75% (Base Rate + 4.75%)	11/19/2021	10,494	10,397	10,468
	First lien(2)	5.75% (Base Rate + 4.75%)	11/19/2021	4,431	4,389	4,420
	Second lien(4)	9.75% (Base Rate + 8.75%)	11/18/2022	11,953	11,840	11,834
	Second lien(3)	9.75% (Base Rate + 8.75%)	11/18/2022	5,047	4,999	4,996
				31,925	31,625	31,718	3.92%
Rocket Software, Inc.
Software	Second lien(2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,768	31,094	3.85%
Physio-Control International, Inc.
Healthcare Products	Second lien(2)	10.00% (Base Rate + 9.00%)	6/5/2023	30,000	29,402	29,850	3.69%
CompassLearning, Inc.(14)
Education	First lien(2)	8.00% (Base Rate + 6.75%)	11/26/2018	30,000	29,459	29,061	3.60%
Aderant North America, Inc.
Software	Second lien(2)	10.00% (Base Rate + 8.75%)	6/20/2019	24,000	23,779	24,000
	Second lien(3)	10.00% (Base Rate + 8.75%)	6/20/2019	5,000	5,072	5,000
				29,000	28,851	29,000	3.59%
Transtar Holding Company
Distribution & Logistics	Second lien(2)	10.00% (Base Rate + 8.75%)	10/9/2019	28,300	27,939	27,734	3.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2015

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
KeyPoint Government Solutions, Inc.
Federal Services	First lien(2)	7.75% (Base Rate + 6.50%)	11/13/2017	$27,609	$27,289	$27,607	3.42%
McGraw-Hill Global Education Holdings, LLC
Education	First lien(2)(9)	9.75%	4/1/2021	24,500	24,370	27,073	3.35%
Pelican Products, Inc.
Business Products	Second lien(3)	9.25% (Base Rate + 8.25%)	4/9/2021	15,500	15,525	15,423
	Second lien(2)	9.25% (Base Rate + 8.25%)	4/9/2021	10,000	10,119	9,950
				25,500	25,644	25,373	3.14%
Confie Seguros Holding II Co.
Consumer Services	Second lien(2)	10.25% (Base Rate + 9.00%)	5/8/2019	18,886	18,787	18,815
	Second lien(3)	10.25% (Base Rate + 9.00%)	5/8/2019	5,571	5,648	5,550
				24,457	24,435	24,365	3.02%
CRGT Inc.
Federal Services	First lien(2)	7.50% (Base Rate + 6.50%)	12/19/2020	24,688	24,457	24,286	3.00%
YP Holdings LLC/Print Media Holdings LLC(10)
YP LLC/Print Media LLC
Media	First lien(2)	8.00% (Base Rate + 6.75%)	6/4/2018	23,664	23,451	23,901	2.96%
PetVet Care Centers LLC
Consumer Services	Second lien(3)	9.75% (Base Rate + 8.75%)	6/17/2021	24,000	23,775	23,760	2.94%
Aricent Technologies
Business Services	Second lien(2)	9.50% (Base Rate + 8.50%)	4/14/2022	20,000	19,876	20,100
	Second lien(3)	9.50% (Base Rate + 8.50%)	4/14/2022	2,550	2,557	2,563
				22,550	22,433	22,663	2.80%
McGraw-Hill School Education Holdings, LLC
Education	First lien(2)	6.25% (Base Rate + 5.00%)	12/18/2019	21,670	21,500	21,801	2.70%
Weston Solutions, Inc.
Business Services	Subordinated(4)	16.00% (11.50% + 4.50% PIK)*	7/3/2019	20,923	20,923	21,194	2.62%
American Pacific Corporation
Specialty Chemicals and Materials	First lien(2)	7.00% (Base Rate + 6.00%)	2/27/2019	19,750	19,636	19,972	2.47%
TWDiamondback Holdings Corp.(18)
Diamondback Drugs of Delaware, L.L.C.(TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien(4)	9.75% (Base Rate + 8.75%)	11/19/2019	19,895	19,895	19,895	2.46%
VetCor Professional Practices LLC
Consumer Services	First lien(4)	7.00% (Base Rate + 6.00%)	4/20/2021	19,600	19,407	19,404
	First lien(3)(11) - Drawn	7.00% (Base Rate + 6.00%)	4/20/2021	495	495	490
				20,095	19,902	19,894	2.46%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien(2)	12.25%	12/15/2018	25,000	25,000	17,750
	First lien(3)	12.25%	12/15/2018	2,660	1,994	1,889
				27,660	26,994	19,639	2.43%
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien(2)	7.50% (Base Rate + 6.25%)	7/7/2020	19,850	19,512	18,858	2.33%
First American Payment Systems, L.P.
Business Services	Second lien(2)	10.75% (Base Rate + 9.50%)	4/12/2019	18,643	18,396	18,549	2.29%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.25%)	7/23/2020	18,500	18,338	17,792	2.20%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/27/2017	13,855	13,850	14,045
	Second lien(3)	9.75% (Base Rate + 8.25%)	10/27/2017	2,000	2,016	2,028
				15,855	15,866	16,073	1.99%
Permian Tank & Manufacturing, Inc.
Energy	First lien(2)	10.50%	1/15/2018	24,357	24,525	15,710	1.94%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien(2)	6.75% (Base Rate + 5.00%)	12/14/2016	15,956	15,533	15,079	1.87%
GSDM Holdings Corp.
Healthcare Services	Subordinated(4)	10.00%	6/23/2020	15,000	14,869	14,710	1.82%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000	13,972	14,000	1.73%
SW Holdings, Inc.
Business Services	Second lien(4)	9.75% (Base Rate + 8.75%)	12/30/2021	13,500	13,365	13,365	1.65%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated(3)	10.25%	3/1/2022	10,000	10,000	10,725	1.33%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2015

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
PowerPlan Holdings, Inc.
Software	Second lien(2)	10.75% (Base Rate + 9.75%)	2/23/2023	$10,000	$9,903	$9,900	1.22%
Smile Brands Group Inc.
Healthcare Services	First lien(2)	7.50% (Base Rate + 6.25%)	8/16/2019	12,251	12,125	9,382	1.16%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien(2)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000	8,856	8,910	1.10%
Vitera Healthcare Solutions, LLC
Software	First lien(2)	6.00% (Base Rate + 5.00%)	11/4/2020	1,970	1,954	1,976
	Second lien(2)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000	6,911	6,895
				8,970	8,865	8,871	1.10%
QC McKissock Investment, LLC(17)
McKissock, LLC
Education	First lien(2)	7.50% (Base Rate + 6.50%)	8/5/2019	4,899	4,857	4,795
	First lien(2)	7.50% (Base Rate + 6.50%)	8/5/2019	3,163	3,136	3,096
	First lien(2)(11)—Drawn	7.50% (Base Rate + 6.50%)	8/5/2019	576	571	564
				8,638	8,564	8,455	1.05%
TTM Technologies, Inc.**
Business Products	First lien(2)	6.00% (Base Rate + 5.00%)	5/31/2021	8,000	7,723	7,970	0.99%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	7,000	6,943	6,790	0.84%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/21/2017	6,909	6,867	6,426	0.79%
Immucor, Inc.
Healthcare Services	Subordinated(2)(9)	11.13%	8/15/2019	5,000	4,959	5,325	0.66%
Packaging Coordinators, Inc.(12)
Healthcare Products	Second lien(3)	9.00% (Base Rate + 8.00%)	8/1/2022	5,000	4,955	4,950	0.61%
GCA Services Group, Inc.
Business Services	Second lien(3)	9.25% (Base Rate + 8.00%)	11/1/2020	4,000	3,970	3,985	0.49%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated(3)	9.63%	12/1/2018	3,500	3,502	3,557	0.44%
York Risk Services Holding Corp.
Business Services	Subordinated(3)	8.50%	10/1/2022	3,000	3,000	2,654	0.33%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien(3)	9.25% (Base Rate + 8.25%)	3/10/2022	2,500	2,478	2,313	0.29%
Education Management Corporation(22)
Education Management II LLC
Education	First lien(2)	5.50% (Base Rate + 4.50%)	7/2/2020	250	237	189
	First lien(3)	5.50% (Base Rate + 4.50%)	7/2/2020	141	134	107
	First lien(2)	8.50% (Base Rate + 1.00% + 6.50% PIK)*	7/2/2020	423	356	272
	First lien(3)	8.50% (Base Rate + 1.00% + 6.50% PIK)*	7/2/2020	239	201	153
				1,053	928	721	0.09%
ATI Acquisition Company (fka Ability Acquisition, Inc.)(13)
Education	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(8)*	6/30/2012—Past Due	1,665	1,434	—
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(8)*	6/30/2012—Past Due	103	94	—
				1,768	1,528	—	—%
Total Funded Debt Investments—United States				$1,069,029	$1,058,033	$1,045,579	129.35%
Total Funded Debt Investments				$1,155,107	$1,142,400	$1,126,845	139.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2015

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity—United Kingdom
Packaging Coordinators, Inc.(12)
PCI Pharma Holdings UK Limited**
Healthcare Products	Ordinary shares(2)	—	—	19,427	$580	$1,175	0.15%
Total Shares—United Kingdom					$580	$1,175	0.15%
Equity—United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares(3)(20)	12.00% (10.00% + 2.00% PIK)*	—	36,080	$36,080	$35,839	4.43%
TWDiamondback Holdings Corp.(18)
Distribution & Logistics	Preferred shares(4)	—	—	200	2,000	2,000	0.25%
Education Management Corporation(22)
Education	Preferred shares(2)	—	—	3,331	200	150
	Preferred shares(3)	—	—	1,879	113	85
	Ordinary shares(2)	—	—	2,994,065	100	180
	Ordinary shares(3)	—	—	1,688,976	56	101
					469	516	0.06%
Ancora Acquisition LLC(13)
Education	Preferred shares(6)	—	—	372	83	394	0.05%
Total Shares—United States					$38,632	$38,749	4.79%
Total Shares					$39,212	$39,924	4.94%
Warrants—United States
YP Holdings LLC/Print Media Holdings LLC(10)
YP Equity Investors LLC
Media	Warrants(5)	—	—	5	$—	$5,304	0.66%
ASP LCG Holdings, Inc.
Education	Warrants(3)	—	—	622	37	270	0.03%
Alion Science and Technology Corporation
Federal Services	Warrants(3)	—	—	6,000	293	—	—%
Ancora Acquisition LLC(13)
Education	Warrants(6)	—	—	20	—	—	—%
Total Warrants—United States					$330	$5,574	0.69%
Total Funded Investments					$1,181,942	$1,172,343	145.03%
Unfunded Debt Investments—United States
TWDiamondback Holdings Corp.(18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien(3)(11)—Undrawn	—	2/16/2016	$2,158	$—	$—
	First lien(4)(11)—Undrawn	—	2/16/2016	605	—	—
				2,763	—	—	—%
VetCor Professional Practices LLC
Consumer Services	First lien(3)(11)—Undrawn	—	4/20/2021	2,205	(27)	(22)
	First lien(4)(11)—Undrawn	—	5/12/2017	2,700	(27)	(27)
				4,905	(54)	(49)	(0.01)%
QC McKissock Investment, LLC(17)
McKissock, LLC
Education	First lien(2)(11)—Undrawn	—	12/31/2015	2,304	(23)	(49)	(0.01)%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien(3)(11)—Undrawn	—	12/14/2016	1,900	(181)	(145)	(0.01)%
Total Unfunded Debt Investments				$11,872	$(258)	$(243)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments					$1,181,684	$1,172,100	145.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2015
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Affiliated Investments(23)
Funded Debt Investments—United States
Tenawa Resource Holdings LLC(16)
Tenawa Resource Management LLC
Energy	First lien(3)	10.50% (Base Rate + 8.00%)	5/12/2019	$40,000	$39,853	$39,820	4.93%
Edmentum Ultimate Holdings, LLC(19)
Edmentum, Inc. (fka Plato, Inc.)(Archipelago Learning, Inc.)
Education	Second lien(3)(11)—Drawn	5.00%	6/9/2020	3,050	3,050	3,050
	Subordinated(3)	8.50% PIK*	6/9/2020	3,660	3,652	3,660
	Subordinated(2)	10.00% PIK*	6/9/2020	13,183	13,183	10,790
	Subordinated(3)	10.00% PIK*	6/9/2020	3,243	3,243	2,654
				23,136	23,128	20,154	2.49%
Total Funded Debt Investments—United States				$63,136	$62,981	$59,974	7.42%
Equity—United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest(3)	—	—	—	$23,000	$23,000	2.85%
Tenawa Resource Holdings LLC(16)
QID NGL LLC
Energy	Ordinary shares(7)	—	—	4,000,000	4,000	4,000	0.49%
Edmentum Ultimate Holdings, LLC(19)
Education	Ordinary shares(2)	—	—	107,143	9	1,218
	Ordinary shares(3)	—	—	123,968	11	1,409
					20	2,627	0.32%
Total Shares—United States					$27,020	$29,627	3.66%
Unfunded Debt Investments—United States
Edmentum Ultimate Holdings, LLC(19)
Edmentum, Inc. (fka Plato, Inc.)(Archipelago Learning, Inc.)
Education	Second lien(3)(11)—Undrawn	—	6/9/2020	$1,830	$—	$—	—%
Total Unfunded Debt Investments—United States				$1,830	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$90,001	$89,601	11.08%
Controlled Investments(24)
Funded Debt Investments—United States
UniTek Global Services, Inc.
Business Services	First lien(2)	8.50% (Base Rate + 7.50%)	1/13/2019	$6,786	$6,786	$6,786
	First lien(3)	8.50% (Base Rate + 7.50%)	1/13/2019	4,060	4,060	4,060
	First lien(3)	9.50% (Base Rate + 7.50% + 1.00% PIK)*	1/13/2019	7,967	7,967	7,967
	Subordinated(2)	15.00% PIK*	7/13/2019	1,429	1,429	1,429
	Subordinated(3)	15.00% PIK*	7/13/2019	855	855	855
				21,097	21,097	21,097	2.61%
Total Funded Debt Investments—United States				$21,097	$21,097	$21,097	2.61%
Equity—United States
UniTek Global Services, Inc.
Business Services	Preferred shares(2)(21)	—	—	15,608,672	$13,227	$13,391
	Preferred shares(3)(21)	—	—	4,313,494	3,656	3,701
	Ordinary shares(2)	—	—	2,096,477	1,925	7,037
	Ordinary shares(3)	—	—	579,366	532	1,945
					19,340	26,074	3.23%
Total Shares—United States					$19,340	$26,074	3.23%
Total Funded Investments					$40,437	$47,171	5.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2015
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments—United States
UniTek Global Services, Inc.
Business Services	First lien(3)(11)—Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien(3)(11)—Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments				$2,806	$—	$—	—%
Total Controlled Investments					$40,437	$47,171	5.84%

Total Investments					$1,312,122	$1,308,872	161.92%

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

(3)                                     Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent and Goldman Sachs Bank USA, Morgan Stanley, N.A. and Stifel Bank & Trust as Lenders. See Note 7, Borrowings, for details.

(4)                                    Investment is held in New Mountain Finance SBIC, L.P.

(5)                                     Investment is held in NMF YP Holdings, Inc.

(6)                                     Investment is held in NMF Ancora Holdings, Inc.

(7)                                     Investment is held in NMF QID NGL Holdings, Inc.

(8)                                     Investment or a portion of the investment is on non-accrual status.  See Note 3, Investments, for details.

(9)                                     Securities are registered under the Securities Act.

(10)                                The Company holds investments in three related entities of YP Holdings LLC/Print Media Holdings LLC. The Company directly holds warrants to purchase a 4.96% membership interest of YP Equity Investors, LLC (which at closing represented an indirect 1.0% equity interest in YP Holdings LLC) and holds an investment in the Term Loan B loans issued by YP LLC and Print Media LLC, wholly-owned subsidiaries of YP Holdings LLC and Print Media Holdings LLC, respectively.

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

June 30, 2015
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

(17)                                The Company holds investments in QC McKissock Investment, LLC and one related entity of QC McKissock Investment, LLC. The Company holds a first lien term loan in QC McKissock Investment, LLC (which at closing represented 71.1% of the ownership in the Series A common units of McKissock Investment Holdings, LLC) and holds a first lien term loan and a delayed draw term loan in McKissock, LLC, a wholly-owned subsidiary of McKissock Investment Holdings, LLC.

(18)                                The Company holds investments in TWDiamondback Holdings Corp. and one related entity of TWDiamondback Holdings Corp. The Company holds preferred equity in TWDiamondback Holdings Corp. and holds a first lien last out term loan and a delayed draw term loan in Diamondback Drugs of Delaware LLC, a wholly-owned subsidiary of TWDiamondback Holdings Corp.

(19)                                The Company holds investments in Edmentum Ultimate Holdings, LLC and its related entities. The Company holds subordinated notes and ordinary equity in Edmentum Ultimate Holdings, LLC and holds a second lien revolver in Edmentum, Inc. and Archipelago Learning, Inc., which are wholly-owned subsidiaries of Edmentum Ultimate Holdings, LLC.

(20)                                Total shares reported assumes shares issued for the capitalization of PIK interest.  Actual shares owned total 35,000.

(21)                                The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(22)                                The Company holds investments in Education Management Corporation and one related entity of Education Management Corporation. The Company holds series A-1 convertible preferred stock and common stock in Education Management Corporation and holds a tranche A first lien term loan and a tranche B first lien term loan in Education Management II LLC, which is an indirect subsidiary of Education Management Corporation.

(23)                                Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2014 and June 30, 2015 along with transactions during the six months ended June 30, 2015 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2014	Gross Additions (cost)(A)	Gross Redemptions (cost)(B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2015	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$—	$23,148	$—	$—	$(367)	$22,781	$129	$—	$—
NMFC Senior Loan Program I LLC	22,461	—	—	—	539	23,000	—	1,809	597
Tenawa Resource Holdings LLC	—	43,264	—	—	556	43,820	2,097	—	25
Total Non-Controlled/Affiliated Investments	$22,461	$66,412	$—	$—	$728	$89,601	$2,226	$1,809	$622

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

(24)                                Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2014 and June 30, 2015 along with transactions during the six months ended June 30, 2015 in which the issuer was a controlled investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2014	Gross Additions (cost)(A)	Gross Redemptions (cost)(B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2015	Interest Income	Dividend Income	Other Income
UniTek Global Services, Inc.	$—	$41,272	$(835)	$—	$6,734	$47,171	$970	$1,191	$23
Total Controlled Investments	$—	$41,272	$(835)	$—	$6,734	$47,171	$970	$1,191	$23

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

**                                      Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2015, 8.1% of the Company’s total assets were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)

June 30, 2015

(unaudited)

June 30, 2015
Investment Type	Percent of Total Investments at Fair Value
First lien	44.22%
Second lien	40.98%
Subordinated	7.07%
Equity and other	7.73%
Total investments	100.00%

June 30, 2015
Industry Type	Percent of Total Investments at Fair Value
Software	25.76%
Business Services	18.10%
Education	11.52%
Federal Services	9.43%
Distribution & Logistics	8.03%
Energy	6.05%
Consumer Services	5.19%
Media	4.39%
Healthcare Products	2.75%
Business Products	2.55%
Healthcare Services	2.42%
Investment Fund	1.76%
Specialty Chemicals and Materials	1.53%
Industrial Services	0.52%
Total investments	100.00%

June 30, 2015
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	83.72%
Fixed rates	16.28%
Total investments	100.00%

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

June 30, 2015

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

Since NMFC’s IPO, and through June 30, 2015, NMFC raised approximately $374,625 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.

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

Current Organization

During the six months ended June 30, 2015, the Company established a wholly-owned subsidiary, NMF QID NGL Holdings, Inc. (“NMF QID”). The Company’s wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the U.S. Small Business Association (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).

The diagram below depicts the Company’s organizational structure as of June 30, 2015.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2015, the Company’s top five industry concentrations were software, business services, education, federal services and distribution & logistics.

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

Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2015 and December 31, 2014, the Company held one collateralized agreement to resell with a carrying value of $30,000, collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $30,000 and guaranteed by a private hedge fund with approximately $800,000 of assets under management as of June 30, 2015. The private hedge fund has the option to repurchase the collateral from the Company at the par value of the collateralized agreement within a year. The collateralized agreement earned interest at a rate of 15.0% per annum as of June 30, 2015 and December 31, 2014.

Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2015 and December 31, 2014.

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

For the three and six months ended June 30, 2015, the Company recognized a total provision for income taxes of approximately $288 and $938, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2015, the Company recorded current income tax expense of approximately $153 and $302, respectively, and deferred income tax expense of approximately $135 and $636, respectively. For the three and six months ended June 30, 2014, the Company recognized a total provision for income taxes of approximately $386 and $386, respectively, for the Company’s consolidated subsidiaries.  For the three and six months ended June 30, 2014, the Company recorded deferred income tax expense of approximately $386 and $386, respectively. The Company did not record any current income tax expense for the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, the Company had $1,129 and $493, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.

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

Dividend income recorded related to distributions received from flow-through investments is an accounting estimate based on the most recent estimate of the tax treatment of the distribution. During the six months ended June 30, 2015, the Company adjusted an accounting estimate related to the classification of dividend income for a distribution received from one of the Company’s equity investments. Based on updated tax projections received during the quarter ended March 31, 2015, the Company decreased dividend income by $99 and increased the realized gain by $99 to agree to the tax treatment on the investment.

Note 3. Investments

At June 30, 2015, the Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$594,938	$578,748
Second lien	537,078	536,409
Subordinated	94,204	92,516
Equity and other	85,902	101,199
Total investments	$1,312,122	$1,308,872

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$335,625	$337,224
Business Services	231,948	236,914
Education	149,704	150,791
Federal Services	122,348	123,392
Distribution & Logistics	104,770	105,103
Energy	95,372	79,169
Consumer Services	68,058	67,970
Media	51,983	57,499
Healthcare Products	34,937	35,975
Business Products	33,367	33,343
Healthcare Services	34,431	31,730
Investment Fund	23,000	23,000
Specialty Chemicals and Materials	19,636	19,972
Industrial Services	6,943	6,790
Total investments	$1,312,122	$1,308,872

At December 31, 2014, the Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$696,994	$677,901
Second lien	621,234	604,158
Subordinated	61,344	61,987
Equity and other	66,319	80,625
Total investments	$1,445,891	$1,424,671

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$287,538	$287,234
Business Services	273,088	260,325
Education	256,522	251,916
Federal Services	124,840	124,608
Healthcare Services	114,111	114,692
Distribution & Logistics	97,344	97,382
Energy	92,393	83,890
Media	58,281	61,081
Consumer Services	48,350	52,348
Business Products	25,654	25,181
Investment in Fund	23,000	22,461
Specialty Chemicals and Materials	19,722	19,825
Healthcare Products	12,183	13,201
Industrial Services	6,934	5,548
Healthcare Information Technology	5,931	4,979
Total investments	$1,445,891	$1,424,671

During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the Company’s investment in Edmentum had an aggregate cost basis of $30,771, an aggregate fair value of $15,575 and total unearned interest income of $438 for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Edmentum. Prior to the extinguishment in June 2015, the Company’s original investment in Edmentum had an aggregate cost of $31,636, an aggregate fair value of $16,437 and total unearned interest income for the three and six months ended June 30, 2015 of $413 and $851, respectively. The extinguishment resulted in a realized loss of $15,199.  Post restructuring, the Company’s investments in Edmentum have been restored to full accrual status.  As of June 30, 2015, the Company’s investments in Edmentum have an aggregate cost basis of $23,148 and an aggregate fair value of $22,781.

During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment in January 2015, the Company’s original investment in EDMC had an aggregate cost of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1,611.  Post restructuring, the Company’s investments in EDMC are income producing.  As of June 30, 2015, the Company’s investments in EDMC have an aggregate cost basis of $1,397 and an aggregate fair value of $1,237.

During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on November 3, 2014. As of December 31, 2014, the Company’s investments in UniTek had an aggregate cost of $47,357, an aggregate fair value of $35,227 and total unearned interest income of $975 for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring.  The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment in January 2015, the Company’s original investments in UniTek had an aggregate cost of $52,902, an aggregate fair value of $40,137 and total unearned interest income of $68 for the period then ended. The extinguishment resulted in a realized loss of $12,765.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of June 30, 2015, the Company’s investments in UniTek have an aggregate cost basis of $40,437 and an aggregate fair value of $47,171.

As of June 30, 2015, the Company’s two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of June 30, 2015, the Company’s investment had an aggregate cost basis of $1,611, an aggregate fair value of $394 and total unearned interest income of $85 and $168, respectively, for the three and six months then ended. For the three and six months ended June 30, 2014, total unearned interest income was $81 and $161, respectively. As of December 31, 2014, the Company’s investment had an aggregate cost basis of $1,611 and an aggregate fair value of $402. As of June 30, 2015 and December 31, 2014, unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.

As of June 30, 2015, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $7,983 and $20,000, respectively. The Company had unfunded commitments in the form of delayed draws or other future funding commitments of $8,525 as of June 30, 2015. As of June 30, 2015, the Company had commitment letters to purchase debt investments in the aggregate par amount of $13,000. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2015.

As of December 31, 2014, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $8,948 and $0, respectively. The Company had unfunded commitments in the form of delayed draws or other future funding commitments of $18,475 as of December 31, 2014. As of December 31, 2014, the Company did not have any commitment letters to purchase debt investments. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2014.

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

SLP I is capitalized with $93,000 of capital commitments, $275,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of June 30, 2015, SLP I had total investments with an aggregate fair value of approximately $350,711, debt outstanding of $256,126 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2015.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. For the three and six months ended June 30, 2015, the Company earned approximately $296 and $597, respectively, in management fees related to SLP I which is included in other income. For the three and six months ended June 30, 2014, the Company earned approximately $4 and $4, respectively, in management fees related to SLP I which is included in other income. As of June 30, 2015 and December 31, 2014, approximately $296 and $468, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2015, the Company earned approximately $951 and $1,809, respectively, of dividend income related to SLP I, which is included in dividend income. The Company earned no dividend income related to SLP I during the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, approximately $951 and $828, respectively, of dividend income related to SLP I was included in interest and dividend receivable.

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

UniTek is not considered a significant majority-owned unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1) for the six months ended June 30, 2015.

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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2015:

	Total	Level I	Level II	Level III
First lien	$578,748	$—	$379,283	$199,465
Second lien	536,409	—	468,542	67,867
Subordinated	92,516	—	37,224	55,292
Equity and other	101,199	281	235	100,683
Total investments	$1,308,872	$281	$885,284	$423,307

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2014:

	Total	Level I	Level II	Level III
First lien	$677,901	$—	$508,721	$169,180
Second lien	604,158	—	469,752	134,406
Subordinated	61,987	—	26,517	35,470
Equity and other	80,625	—	—	80,625
Total investments	$1,424,671	$—	$1,004,990	$419,681

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2015	$389,174	$152,658	$102,736	$38,062	$95,718
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(14,458)	398	(14,852)	—	(4)
Net change in unrealized appreciation (depreciation)	15,341	26	14,367	(3,167)	4,115
Purchases, including capitalized PIK and revolver fundings (1)	65,290	20,150	23,893	20,397	850
Proceeds from sales and paydowns of investments(1)	(60,373)	(2,100)	(58,277)	—	4
Transfers into Level III(2)	28,333	28,333	—	—	—
Fair value, June 30, 2015	$423,307	$199,465	$67,867	$55,292	$100,683
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,211	$370	$(107)	$(3,167)	$4,115

(1)                                 Includes reorganizations and restructurings.

(2)                                 As of June 30, 2015, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

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

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2014	$419,681	$169,180	$134,406	$35,470	$80,625
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(13,016)	(10,919)	(14,542)	—	12,445
Net change in unrealized appreciation (depreciation)	21,783	9,907	13,937	(3,005)	944
Purchases, including capitalized PIK and revolver fundings (1)	125,293	45,504	36,243	22,827	20,719
Proceeds from sales and paydowns of investments(1)	(158,767)	(42,540)	(102,177)	—	(14,050)
Transfers into Level III(2)	28,333	28,333	—	—	—
Fair value, June 30, 2015	$423,307	$199,465	$67,867	$55,292	$100,683
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,583	$(619)	$(22)	$(3,005)	$13,229

(1)                                 Includes reorganizations and restructurings.

(2)                                 As of June 30, 2015, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2015 and June 30, 2014. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of investments in 17 of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2015, the Company used the discount ranges set forth in the table below to value investments in 18 of its portfolio companies.

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$199,465	Market approach	EBITDA multiple	5.0	x	14.0	x	9.0	x
		Income approach	Discount rate	7.8%		14.4%		10.2%
Second lien	67,867	Market approach	EBITDA multiple	8.5	x	13.5	x	10.6	x
		Income approach	Discount rate	11.0%		13.0%		11.7%
		Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Subordinated	55,292	Market approach	EBITDA multiple	5.0	x	12.5	x	9.0	x
		Income approach	Discount rate	8.5%		17.8%		14.5%
Equity and other	100,683	Market approach	EBITDA multiple	3.0	x	12.0	x	6.7	x
		Income approach	Discount rate	8.0%		19.1%		13.7%
		Black Scholes analysis	Expected life in years	10.8		10.8		10.8
			Volatility	27.5%		27.5%		27.5%
			Discount rate	2.4%		2.4%		2.4%
	$423,307

(1)         Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7, Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of June 30, 2015, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures approximate fair value as of June 30, 2015 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility and SBA-guaranteed debentures are considered Level III. The fair value of the Convertible Notes (as defined in Note 7, Borrowings) as of June 30, 2015 was $116,869, which was based on quoted prices and considered Level II. See Note 7, Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of June 30, 2015 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.

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

Since IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the Predecessor Holdings Credit Facility and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7, Borrowings). Post credit facility merger and to be consistent with the methodology since IPO, the Investment Adviser will waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which approximated $251,508 as of June 30, 2015. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2015, management fees waived were approximately $1,247 and $2,629, respectively. The Investment Adviser did not waive any management fees during the three and six months ended June 30, 2014.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of June 30, 2015), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Management fee	$6,198	$2,742	$12,666	$2,742
Management fee allocated from NMF Holdings	—	1,879	—	5,983
Less: management fee waiver	(1,247)	—	(2,629)	—
Total management fee	4,951	4,621	10,037	8,725

Incentive fee, excluding accrued capital gains incentive fees	$5,057	$2,747	$9,935	$2,747
Incentive fee, excluding accrued capital gains incentive fees allocated from NMF Holdings	—	1,882	—	6,248
Total incentive fee	5,057	4,629	9,935	8,995

Accrued capital gains incentive fees(1)	$9	$763	$490	$763
Accrued capital gains incentive fees allocated from NMF Holdings(1)	—	523	—	2,024
Total accrued capital gains incentive fees	9	1,286	490	2,787

(1)                                 As of June 30, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation. As of June 30, 2014, approximately $1,971 of capital gains incentive fees was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains exceeded cumulative Adjusted Unrealized Capital Depreciation.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Consolidated Statements of Operations for the three and six months ended June 30, 2015 is adjusted to reflect this step-up to fair market value.

	Three Months Ended June 30, 2015	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended June 30, 2015
Investment income
Interest income(1)	$35,470	$(33)	$35,437
Dividend income(2)	1,795	—	1,795
Other income	640	—	640
Total investment income(3)	37,905	(33)	37,872
Total expenses pre-incentive fee(4)	12,586	—	12,586
Pre-Incentive Fee Net Investment Income	25,319	(33)	25,286
Incentive fee(5)	5,066	—	5,066
Post-Incentive Fee Net Investment Income	20,253	(33)	20,220
Net realized losses on investments(6)	(13,338)	(47)	(13,385)
Net change in unrealized appreciation (depreciation) of investments(6)	13,484	80	13,564
Provision for taxes	(135)	—	(135)
Net increase in net assets resulting from operations	$20,264		$20,264

(1)                                 Includes $1,492 in PIK interest from investments.

(2)                                 Includes $643 in PIK dividends from investments.

(3)                                 Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)                                 Includes management fee waivers of $1,247. No expense waivers and reimbursements were noted for the three months ended June 30, 2015.

(5)                                 For the three months ended June 30, 2015, the Company incurred total incentive fees of $5,066, of which $9 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)                                 Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

	Six Months Ended June 30, 2015	Stepped-up Cost Basis Adjustments	Adjusted Six Months Ended June 30, 2015
Investment income
Interest income(1)	$68,817	$(66)	$68,751
Dividend income(2)	3,102	—	3,102
Other income	2,522	—	2,522
Total investment income(3)	74,441	(66)	74,375
Total expenses pre-incentive fee(4)	24,701	—	24,701
Pre-Incentive Fee Net Investment Income	49,740	(66)	49,674
Incentive fee(5)	10,425	—	10,425
Post-Incentive Fee Net Investment Income	39,315	(66)	39,249
Net realized losses on investments(6)	(13,471)	(47)	(13,518)
Net change in unrealized appreciation (depreciation) of investments(6)	17,970	113	18,083
Provision for taxes	(636)	—	(636)
Net increase in net assets resulting from operations	$43,178		$43,178

(1)                                 Includes $2,146 in PIK interest from investments.

(2)                                 Includes $1,191 in PIK dividends from investments.

(3)                                 Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)                                 Includes expense waivers and reimbursements of $400 and management fee waivers of $2,629.

(5)                                 For the six months ended June 30, 2015, the Company incurred total incentive fees of $10,425, of which $490 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)                                 Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The following Consolidated Statements of Operations for the three and six months ended June 30, 2014 is adjusted to reflect this step-up to fair market value.

	Three Months Ended June 30, 2014	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended June 30, 2014
Investment income
Interest income(1)	$18,788	$(56)	$18,732
Dividend income	972	—	972
Other income	709	—	709
Investment income allocated from NMF Holdings
Interest income(1)	12,847	—	12,847
Dividend income	279	—	279
Other income	113	—	113
Total investment income(2)	33,708	(56)	33,652
Total net expenses pre-incentive fee(3)	10,504	—	10,504
Pre-Incentive Fee Net Investment Income	23,204	(56)	23,148
Incentive fee(4)	5,915	—	5,915
Post-Incentive Fee Net Investment Income	17,289	(56)	17,233
Net realized losses on investments	(1,067)	(46)	(1,113)
Net realized gains on investment allocated from NMF Holdings	5,860	—	5,860
Net change in unrealized appreciation (depreciation) of investments	5,708	102	5,810
Net change in unrealized (depreciation) appreciation of investments allocated from NMF Holdings	(3,742)	—	(3,742)
Provision for taxes	(386)	—	(386)
Net increase in net assets resulting from operations	$23,662		$23,662

(1)                                 Includes $642 in PIK interest from investments.

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

	Six Months Ended June 30, 2014	Stepped-up Cost Basis Adjustments	Adjusted Six Months Ended June 30, 2014
Investment income
Interest income(1)	$18,788	$(98)	$18,690
Dividend income	972	—	972
Other income	709	—	709
Investment income allocated from NMF Holdings
Interest income(1)	40,515	—	40,515
Dividend income	2,368	—	2,368
Other income	795	—	795
Total investment income(2)	64,147	(98)	64,049
Total net expenses pre-incentive fee(3)	19,018	—	19,018
Pre-Incentive Fee Net Investment Income	45,129	(98)	45,031
Incentive fee(4)	11,782	—	11,782
Post-Incentive Fee Net Investment Income	33,347	(98)	33,249
Net realized losses on investments	(1,067)	(184)	(1,251)
Net realized gains on investment allocated from NMF Holdings	8,568	—	8,568
Net change in unrealized appreciation (depreciation) of investments	5,708	282	5,990
Net change in unrealized appreciation (depreciation) of investments allocated from NMF Holdings	940	—	940
Provision for taxes	(386)	—	(386)
Net increase in net assets resulting from operations	$47,110		$47,110

(1)                                 Includes $1,426 in PIK interest from investments.

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

The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2015, approximately $324 and $724, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $400, respectively, of indirect administrative expenses were waived by the Administrator. For the three and six months ended June 30, 2014, approximately $357 and $747, respectively, of indirect administrative expenses were included in administrative expenses of which $58 and $448, respectively, of indirect administrative expenses were waived by the Administrator. As of June 30, 2015 and December 31, 2014, approximately $324 and $326, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.

The Company incurred the following expenses, which were waived by the Administrator or were in excess of the expense cap, for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Administrative expenses	$—	$58	$400	$58
Administrative expenses allocated from NMF Holdings	—	—	—	390
Professional fees	—	—	—	—
Professional fees allocated from NMF Holdings	—	—	—	375
Other general and administrative expenses	—	—	—	—
Other general and administrative expenses allocated from NMF Holdings	—	—	—	—
Total expense reimbursement	$—	$58	$400	$823

As of June 30, 2015 and June 30, 2014, no expense waivers and reimbursements were receivable from an affiliate.

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

The Company has entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2015, approximately $324 and $724, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $400, respectively, of indirect administrative expenses were waived by the Administrator. For the three and six months ended June 30, 2014, approximately $357 and $747, respectively, of indirect administrative expenses were included in administrative expenses of which $58 and $448, respectively, of indirect administrative expenses were waived by the Administrator. As of June 30, 2015 and December 31, 2014, approximately $324 and $326, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2015 and the Predecessor Holdings Credit Facility for the three and six months ended June 30, 2014.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$2,458	$1,648	$5,351	$3,340
Non-usage fee	$151	$92	$207	$151
Amortization of financing costs	$402	$219	$799	$421
Weighted average interest rate	2.6%	2.9%	2.6%	2.9%
Effective interest rate	3.2%	3.5%	3.1%	3.4%
Average debt outstanding	$374,180	$224,660	$411,631	$228,728

As of June 30, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $359,858 and $468,108, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility and was set to mature on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility was $215,000. The SLF Credit Facility was non-recourse to the Company and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility were capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants were generally not tied to mark to market fluctuations in the prices of NMF SLF’s investments, but rather to the performance of the underlying portfolio companies. NMF SLF was not restricted from the purchase or sale of loans with an affiliate. Therefore, specified loans could be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility. The SLF Credit Facility merged with the Holdings Credit Facility on December 18, 2014.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
	June 30, 2015(1)	June 30, 2014	June 30, 2015(1)	June 30, 2014
Interest expense	$—	$1,212	$—	$2,413
Non-usage fee	$—	$— (2)	$—	$— (2)
Amortization of financing costs	$—	$219	$—	$434
Weighted average interest rate	—%	2.2%	—%	2.2%
Effective interest rate	—%	2.7%	—%	2.7%
Average debt outstanding	$—	$215,000	$—	$214,996

(1)                                 Not applicable, as the SLF Credit Facility merged with and into the Holdings Credit Facility on December 18, 2014.

(2)                                 For the three and six months ended June 30, 2014, the total non-usage fee was less than $1.

As of December 31, 2014, the SLF Credit Facility had merged with the Holdings Credit Facility.

NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended, dated June 4, 2014 (together with the related guarantee and security agreement, the “NMFC Credit Facility”), among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley, N.A. and Stifel Bank & Trust as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum amount of revolving borrowings available under the NMFC Credit Facility is $95,000, as amended on June 26, 2015. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$454	$—	$666	$—
Non-usage fee	$13	$14	$59	$14
Amortization of financing costs	$121	$15	$182	$15
Weighted average interest rate	2.7%	—%	2.7%	—%
Effective interest rate	3.5%	—%	3.7%	—%
Average debt outstanding	$67,108	$—	$49,507	$—

As of June 30, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $38,000 and $50,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

Convertible Notes—On June 3, 2014, the Company closed a private offering of $115,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “Indenture”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. As of the first anniversary, June 3, 2015, of the Convertible Notes, the restrictions under Rule 144A under the Securities Act of 1933 were removed, allowing the Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of June 30, 2015.

June 30, 2015
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at June 30, 2015	11.7%
Conversion rate at June 30, 2015(1)(2)	63.2794
Conversion price at June 30, 2015(2)(3)	$15.80
Last conversion price calculation date	June 3, 2015

(1)         Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)         Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)         The conversion price in effect at June 30, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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

The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As more reflected in Note 11, Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.

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

The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$1,437	$447	$2,875	$447
Amortization of financing costs	$186	$57	$369	$57
Effective interest rate	5.7%	5.7%	5.7%	5.7%

As of June 30, 2015 and December 31, 2014, the outstanding balance on the Convertible Notes was $115,000 and $115,000, respectively, and NMFC was in compliance with the terms of the Indenture.

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

As of June 30, 2015 and December 31, 2014, SBIC LP had regulatory capital of $55,398 and $42,168, respectively, and SBA-guaranteed debentures outstanding of $55,000 and $37,500, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2015.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%

Interim SBA-guaranteed debentures	September 2025 (1)	17,500	0.639%	0.355%
Total SBA-guaranteed debentures		$55,000

(1)         Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in September 2015.

Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014(1)	June 30, 2015	June 30, 2014(1)
Interest expense	$293	$—	$393	$—
Amortization of financing costs	$39	$—	$70	$—
Weighted average interest rate	2.5%	—%	1.9%	—%
Effective interest rate	2.8%	—%	2.2%	—%
Average debt outstanding	$47,115	$—	$42,334	$—

(1)         Not applicable, as SBIC LP did not have any outstanding SBA-guaranteed debentures for the three and six months ended June 30, 2014.

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2015, SBIC LP was in compliance with SBA regulatory requirements.

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

Note 9. Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2015, the Company had unfunded commitments on revolving credit facilities of $7,983, outstanding bridge financing commitments of $20,000 and other future funding commitments of $8,525. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments. As of December 31, 2014, the Company had unfunded commitments on revolving credit facilities of $8,948, no outstanding bridge financing commitments and other future funding commitments of $18,475. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.

The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of June 30, 2015. See Note 7, Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of June 30, 2015 and December 31, 2014, the Company had commitment letters to purchase debt investments in an aggregate par amount of $13,000 and $0, respectively, which could require funding in the future.

Note 10. Net Assets

The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Paid in Capital in	Undistributed Net Investment	Accumulated Undistributed Net	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	Realized Gains (Losses)	(Depreciation)	Net Assets
Balance at December 31, 2014	57,997,890	$580	$817,129	$2,530	$14,131	$(32,200)	$802,170
Issuances of common stock	163,931	2	2,382	—	—	—	2,384
Deferred offering costs	—	—	59	—	—	—	59
Dividends declared	—	—	—	(39,465)	—	—	(39,465)
Net increase (decrease) in net assets resulting from operations	—	—	—	39,315	(13,471)	17,334	43,178
Balance at June 30, 2015	58,161,821	$582	$819,570	$2,380	$660	$(14,866)	$808,326

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Earnings per share—basic
Numerator for basic earnings per share:	$20,264	$23,662	$43,178	$47,110
Denominator for basic weighted average share:	58,076,552	51,595,684	58,037,868	49,343,462
Basic earnings per share:	$0.35	$0.46	$0.74	$0.95
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$20,264	$23,662	$43,178	$47,110
Adjustment for interest on Convertible Notes and incentive fees, net	1,150	358	2,300	358
Numerator for diluted earnings per share:	$21,414	$24,020	$45,478	$47,468
Denominator for basic weighted average share	58,076,552	51,595,684	58,037,868	49,343,462
Adjustment for dilutive effect of Convertible Notes	7,236,945	2,697,240	7,228,063	1,356,071
Denominator for diluted weighted average share	65,313,497	54,292,924	65,265,931	50,699,533
Diluted earnings per share	$0.33	$0.44	$0.70	$0.94

(1)         In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Company for the six months ended June 30, 2015 and June 30, 2014.

	Six months ended
	June 30, 2015	June 30, 2014
Per share data(1):
Net asset value, January 1, 2015 and January 1, 2014, respectively	$13.83	$14.38
Net investment income	0.68	0.21
Net realized and unrealized gains (losses)	0.07	0.09
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(2)	—	0.46
Net realized and unrealized gains (losses)(2)	—	0.19
Total net increase	0.75	0.95
Dividends declared to stockholders from net investment income	(0.68)	(0.67)
Dividends declared to stockholders from net realized gains	—	(0.01)
Net asset value, June 30, 2015 and June 30, 2014, respectively	$13.90	$14.65
Per share market value, June 30, 2015 and June 30, 2014, respectively	$14.49	$14.86
Total return based on market value(3)	1.58%	3.43%
Total return based on net asset value(4)	5.48%	5.87%
Shares outstanding at end of period	58,161,821	52,062,238
Average weighted shares outstanding for the period	58,037,868	49,343,462
Average net assets for the period	$807,394	$724,234
Ratio to average net assets(5):
Net investment income	9.82%	9.29%
Total expenses, before waivers/reimbursements	9.53%	8.81%
Total expenses, net of waivers/reimbursements	8.77%	8.58%
Average debt outstanding—Holdings Credit Facility(6)	$411,631	$226,905
Average debt outstanding—SLF Credit Facility(6)	—	213,141
Average debt outstanding—Convertible Notes(7)	115,000	115,000
Average debt outstanding—NMFC Credit Facility	49,507	—
Average debt outstanding—SBA-guaranteed debentures	42,334	—
Asset coverage ratio(8)	257.61%	234.23%
Portfolio turnover(9)	14.01%	11.39%

(1)                                 Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).

(2)                                 For the six months ended June 30, 2014, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

(3)                                 Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan.

(4)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(5)                                 Ratio to average net assets for the six months ended June 30, 2015 and June 30, 2014, is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the six months ended June 30, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company’s net investment income and expenses.

(6)                                 For the six months ended June 30, 2014, average debt outstanding represents the Company’s proportionate share of the Predecessor Operating Company’s average debt outstanding as well as the Company’s average debt outstanding. The average debt outstanding for the six months ended June 30, 2014 at the Holdings Credit Facility and SLF Credit Facility was $228,728 and $214,996, respectively.

(7)                                 For the six months ended June 30, 2014, average debt outstanding represents the period from June 3, 2014 (issuance of the Convertible Notes) to June 30, 2014.

(8)                                 On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

(9)                                 For the six months ended June 30, 2014, portfolio turnover represents the investment activity of the Predecessor Operating Company and the Company.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing Topic 860—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU 2014-11 requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales are effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. The adoption of ASU 2014-11 does not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest——Imputation of Interest Subtopic 835-30——Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

Note 14. Subsequent Events

On August 4, 2015, the Company’s board of directors declared a third quarter 2015 distribution of $0.34 per share payable on September 30, 2015 to holders of record as of September 16, 2015.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of

New Mountain Finance Corporation

New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries, including the consolidated schedule of investments, as of June 30, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and six month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the management of New Mountain Finance Corporation.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2014, the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restructuring that occurred in 2014.

In our opinion, the information set forth in the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2014, is fairly stated, in all material respects, in relation to the statement of assets and liabilities of New Mountain Finance Corporation as of December 31, 2014, from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

August 5, 2015

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

(1)                                 Includes amounts committed, not all of which have been drawn down and invested to-date, as of June 30, 2015, as well as amounts called and returned since inception.

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

Since NMFC’s IPO, and through June 30, 2015, NMFC raised approximately $374.6 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.

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

Current Organization

During the six months ended June 30, 2015, the Company established a wholly-owned subsidiary, NMF QID NGL Holdings, Inc. (“NMF QID”). The Company’s wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the U.S. Small Business Association (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).

The diagram below depicts the Company’s organizational structure as of June 30, 2015.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2015, the Company’s top five industry concentrations were software, business services, education, federal services and distribution & logistics.

As of June 30, 2015, the Company’s net asset value was $808.3 million and its portfolio had a fair value of approximately $1,308.9 million in 65 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.8%. This Yield to Maturity at Cost (“Yield to Maturity at Cost”) calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date). This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate (“LIBOR”) curves at each quarter’s end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in the Company’s portfolio or other factors.

Recent Developments

On August 4, 2015, the Company’s board of directors declared a third quarter 2015 distribution of $0.34 per share payable on September 30, 2015 to holders of record as of September 16, 2015.

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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2015:

(in thousands)	Total	Level I	Level II	Level III
First lien	$578,748	$—	$379,283	$199,465
Second lien	536,409	—	468,542	67,867
Subordinated	92,516	—	37,224	55,292
Equity and other	101,199	281	235	100,683
Total investments	$1,308,872	$281	$885,284	$423,307

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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of investments in 17 of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2015, the Company used the discount ranges set forth in the table below to value investments in 18 of its portfolio companies.

(in thousands)				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$199,465	Market approach	EBITDA multiple	5.0	x	14.0	x	9.0	x
		Income approach	Discount rate	7.8%		14.4%		10.2%
Second lien	67,867	Market approach	EBITDA multiple	8.5	x	13.5	x	10.6	x
		Income approach	Discount rate	11.0%		13.0%		11.7%
		Other	N/A(1)	N/A(1)		N/A(1)		N/A(1)
Subordinated	55,292	Market approach	EBITDA multiple	5.0	x	12.5	x	9.0	x
		Income approach	Discount rate	8.5%		17.8%		14.5%
Equity and other	100,683	Market approach	EBITDA multiple	3.0	x	12.0	x	6.7	x
		Income approach	Discount rate	8.0%		19.1%		13.7%
		Black Scholes analysis	Expected life in years	10.8		10.8		10.8
			Volatility	27.5%		27.5%		27.5%
			Discount rate	2.4%		2.4%		2.4%
	$423,307

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

SLP I is capitalized with $93.0 million of capital commitments, $275.0 million of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of June 30, 2015, SLP I had total investments with an aggregate fair value of approximately $350.7 million, debt outstanding of $256.1 million and capital that had been called and funded of $93.0 million. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2015.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. For the three and six months ended June 30, 2015, the Company earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I which is included in other income. For the three and six months ended June 30, 2014, the Company earned approximately $4 thousand and $4 thousand, respectively, in management fees related to SLP I which is included in other income. As of June 30, 2015 and December 31, 2014, approximately $0.3 million and $0.5 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2015, the Company earned approximately $0.9 million and $1.8 million, respectively, of dividend income related to SLP I, which is included in dividend income. The Company earned no dividend income related to SLP I during the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, approximately $0.9 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.

SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.

Collateralized agreements or repurchase financings

The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2015 and December 31, 2014, the Company held one collateralized agreement to resell with a carrying value of $30.0 million, collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $30.0 million and guaranteed by a private hedge fund with approximately $800.0 million of assets under management as of June 30. 2015. The private hedge fund has the option to repurchase the collateral from the Company at the par value of the collateralized agreement within a year. The collateralized agreement earned interest at a rate of 15.0% per annum as of June 30, 2015 and December 31, 2014.

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

The following table shows the distribution of the Company’s investments on the 1 to 4 investment rating scale at fair value as of June 30, 2015:

(in millions)	As of June 30, 2015
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$208.2	16.6%	$218.3	16.7%
Investment Rating 2	1,008.2	80.3%	1,063.9	81.3%
Investment Rating 3	37.6	3.0%	26.3	2.0%
Investment Rating 4	1.8	0.1%	0.4	—%
	$1,255.8	100.0%	$1,308.9	100.0%

(1)                                 Excludes shares and warrants.

As of June 30, 2015, all investments in the Company’s portfolio had an Investment Rating of 1 or 2 with the exception of four portfolio company names; three portfolio companies with an Investment Rating of 3 and one portfolio company with an Investment Rating of 4.

During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the Company’s investment in Edmentum had an aggregate cost basis of $30.8 million, an aggregate fair value of $15.6 million and total unearned interest income of $0.4 million for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Edmentum. Prior to the extinguishment in June 2015, the Company’s original investment in Edmentum had an aggregate cost of $31.6 million, an aggregate fair value of $16.4 million and total unearned interest income for the three and six months ended June 30, 2015 of $0.4 million and $0.8 million, respectively. The extinguishment resulted in a realized loss of $15.2 million.  Post restructuring, the Company’s investments in Edmentum have been restored to full accrual status.  As of June 30, 2015, the Company’s investments in Edmentum have an aggregate cost basis of $23.1 million and an aggregate fair value of $22.8 million.

During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring.  As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment in January 2015, the Company’s original investment in EDMC had an aggregate cost of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1.6 million.  Post restructuring, the Company’s investments in EDMC are income producing.  As of June 30, 2015, the Company’s investments in EDMC have an aggregate cost basis of $1.4 million and an aggregate fair value of $1.2 million.

During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of December 31, 2014, the Company’s investments in UniTek had an aggregate cost of $47.4 million, an aggregate fair value of $35.2 million and total unearned interest income of $1.0 million for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring. The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment in January 2015, the Company’s original investments in UniTek had an aggregate cost of $52.9 million, an aggregate fair value of $40.1 million and total unearned interest income of $0.1 million for the period then ended. The extinguishment resulted in a realized loss of $12.8 million.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of June 30, 2015, the Company’s investments in UniTek have an aggregate cost basis of $40.4 million and an aggregate fair value of $47.2 million.

As of June 30, 2015, the Company’s two super priority first lien positions in ATI Acquisition Company and its related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of June 30, 2015, the Company’s two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of June 30, 2015, the Company’s investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.1 million and $0.2 million for the three and six months then ended. For the three and six months ended June 30, 2014, total unearned interest income was $0.1 million and $0.2 million, respectively. As of December 31, 2014, the Company’s investment had an aggregate cost basis of $1.6 million and an aggregate fair value of $0.4 million. As of June 30, 2015 and December 31, 2014, unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.

Portfolio and Investment Activity

The fair value of the Company’s investments was approximately $1,308.9 million in 65 portfolio companies at June 30, 2015 and approximately $1,424.7 million in 71 portfolio companies at December 31, 2014.

The following table shows the Company’s portfolio and investment activity for the six months ended June 30, 2015 and June 30, 2014:

	Six months ended
(in millions)	June 30, 2015	June 30, 2014(1)
New investments in 14 and 23 portfolio companies, respectively	$190.0	$317.0
Debt repayments in existing portfolio companies	262.8	62.7
Sales of securities in 12 and 8 portfolio companies, respectively	52.4	75.8
Change in unrealized appreciation on 37 and 36 portfolio companies, respectively	48.6	17.3
Change in unrealized depreciation on 39 and 32 portfolio companies, respectively	(30.7)	(10.5)

(1)                                 For the six months ended June 30, 2014, amounts represent the investment activity of the Predecessor Operating Company through and including May 7, 2014 and the investment activity of the Company from May 8, 2014 through June 30, 2014.

At June 30, 2015 and June 30, 2014, the Company’s weighted average Yield to Maturity at Cost was approximately 10.8% and 10.7%, respectively.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing Topic 860—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU 2014-11 requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales are effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. The adoption of ASU 2014-11 does not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest——Imputation of Interest Subtopic 835-30——Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

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

The following table for the Company for the three months ended June 30, 2015 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three Months Ended June 30, 2015	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Three Months Ended June 30, 2015
Investment income
Interest income	$35,470	$(33)	$—	$35,437
Dividend income	1,795	—	—	1,795
Other income	640	—	—	640
Total investment income(2)	37,905	(33)	—	37,872
Total expenses pre-incentive fee(3)	12,586	—	—	12,586
Pre-Incentive Fee Net Investment Income	25,319	(33)	—	25,286
Incentive fee	5,066	—	(9)	5,057
Post-Incentive Fee Net Investment Income	20,253	(33)	9	20,229
Net realized losses on investments(4)	(13,338)	(47)	—	(13,385)
Net change in unrealized appreciation (depreciation) of investments(4)	13,484	80	—	13,564
Provision for taxes	(135)	—	—	(135)
Capital gains incentive fees	—	—	(9)	(9)
Net increase in net assets resulting from operations	$20,264			$20,264

(1)                                 For the three months ended June 30, 2015, the Company incurred total incentive fees of $5.1 million, of which $9 thousand related to capital gains incentive fees on a hypothetical liquidation basis.

(2)                                 Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)                                Includes management fee waivers of $1.2 million. No expense waivers and reimbursements were noted for the three months ended June 30, 2015.

(4)                                 Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the three months ended June 30, 2015, the Company had a $33 thousand adjustment to interest income for amortization, an increase of $47 thousand to net realized losses and an increase of approximately $0.1 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended June 30, 2015, total adjusted investment income of $37.9 million consisted of approximately $30.7 million in cash interest from investments, approximately $1.5 million in PIK interest from investments, approximately $2.8 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $0.5 million, approximately $1.1 million in cash dividends from investments, $0.7 million in PIK dividends from investments and approximately $0.6 million in other income. The Company’s Adjusted Net Investment Income was $20.2 million for the three months ended June 30, 2015.

In accordance with GAAP, for the three months ended June 30, 2015, the Company accrued $9 thousand of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of June 30, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

The following table for the Company for the six months ended June 30, 2015 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Six Months Ended June 30, 2015	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Six Months Ended June 30, 2015
Investment income
Interest income	$68,817	$(66)	$—	$68,751
Dividend income	3,102	—	—	3,102
Other income	2,522	—	—	2,522
Total investment income(2)	74,441	(66)	—	74,375
Total expenses pre-incentive fee(3)	24,701	—	—	24,701
Pre-Incentive Fee Net Investment Income	49,740	(66)	—	49,674
Incentive fee	10,425	—	(490)	9,935
Post-Incentive Fee Net Investment Income	39,315	(66)	490	39,739
Net realized losses on investments(4)	(13,471)	(47)	—	(13,518)
Net change in unrealized appreciation (depreciation) of investments(4)	17,970	113	—	18,083
Provision for taxes	(636)	—	—	(636)
Capital gains incentive fees	—	—	(490)	(490)
Net increase in net assets resulting from operations	$43,178			$43,178

(1)                                 For the six months ended June 30, 2015, the Company incurred total incentive fees of $10.4 million, of which $0.5 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)                                 Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)                                Includes expense waivers and reimbursements of $0.4 million and management fee waivers of $2.6 million.

(4)                                 Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the six months ended June 30, 2015, the Company had a $66 thousand adjustment to interest income for amortization, an increase of $47 thousand to net realized losses and an increase of approximately $0.1 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the six months ended June 30, 2015, total adjusted investment income of $74.4 million consisted of approximately $62.3 million in cash interest from investments, approximately $2.2 million in PIK interest from investments, approximately $3.2 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.1 million, approximately $1.9 million in cash dividends from investments, $1.2 million in PIK dividends from investments and approximately $2.5 million in other income. The Company’s Adjusted Net Investment Income was $39.7 million for the six months ended June 30, 2015.

In accordance with GAAP, for the six months ended June 30, 2015, the Company accrued $0.5 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of June 30, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Company for the Three Months Ended June 30, 2015 and June 30, 2014

Revenue

	Three Months Ended		Percentage
(in thousands)	June 30, 2015	June 30, 2014	Change
Interest income	$35,470	$18,788
Interest income allocated from the Predecessor Operating Company	—	12,847
Total interest income	35,470	31,635	12%

Dividend income	1,795	972
Dividend income allocated from the Predecessor Operating Company	—	279
Total dividend income	1,795	1,251	43%

Other income	640	709
Other income allocated from the Predecessor Operating Company	—	113
Total other income	640	822	(22)%
Total investment income	$37,905	$33,708	12%

The Company’s total investment income increased by approximately $4.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The 12% increase in total investment income primarily results from an increase in interest income of approximately $3.8 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 which is attributable to larger invested balances, driven by the proceeds from the October 2014 primary offering of the Company’s common stock, the Company’s use of leverage from its revolving credit facilities and the deployment of the June 2014 proceeds from the issuance of $115.0 million of convertible notes to originate new investments and prepayment fees received associated with the early repayments or partial repayments of five different portfolio companies held by the Company as of March 31, 2015. In addition, the increase in dividend income during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily attributable to distributions from the Company’s investment in SLP I and PIK dividend income from an equity position. The decrease in other income during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, which represents fees that are generally non-recurring in nature, was primarily attributable to lower structuring, amendment and consent fees received from portfolio companies during the three months ended June 30, 2015.

Operating Expenses

	Three Months Ended		Percentage
(in thousands)	June 30, 2015	June 30, 2014	Change
Management fee	$6,198	$2,742
Management fee allocated from the Predecessor Operating Company	—	1,879
Less: management fee waiver	(1,247)	—
Total management fee	4,951	4,621	7%

Incentive fee	5,057	2,747
Incentive fee allocated from the Predecessor Operating Company	—	1,882
Total incentive fee	5,057	4,629	9%

Capital gains incentive fee(1)	9	763
Capital gains incentive fee(1) allocated from the Predecessor Operating Company	—	523
Total capital gains incentive fee(1)	9	1,286	NM *

Interest and other financing expenses	5,598	2,559
Interest and other financing expenses allocated from the Predecessor Operating Company	—	1,408
Total interest and other financing expenses	5,598	3,967	41%

Professional fees	909	640
Professional fees allocated from the Predecessor Operating Company	—	393
Total professional fees	909	1,033	(12)%

Administrative expenses	522	360
Administrative expenses allocated from the Predecessor Operating Company	—	176
Total administrative expenses	522	536	(3)%

Other general and administrative expenses	453	239
Other general and administrative expenses allocated from the Predecessor Operating Company	—	166
Total other general and administrative expenses	453	405	12%
Total expenses	17,499	16,477	6%
Less: expenses waived and reimbursed	—	(58)	NM *
Net expenses before income taxes	17,499	16,419	7%
Income tax expense	153	—	NM *
Net expenses after income taxes	$17,652	$16,419	8%

*                                         Not meaningful.

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Company’s total net operating expenses increased by approximately $1.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The Company’s management fee increased by approximately $0.3 million, net of a management fee waiver, and incentive fees increased by approximately $0.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in management fee and incentive fee from the three months ended June 30, 2014 to the three months ended June 30, 2015 was attributable to larger invested balances, driven by the proceeds from the October 2014 primary offering of NMFC’s common stock and the Company’s use of leverage from its revolving credit facilities and the deployment of the June 2014 proceeds from the issuance of $115.0 million of convertible notes to originate new investments. The Company’s capital gains incentive fees decreased by approximately $1.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period due to steady marks on the broader portfolio resulting in a minimal increase to the capital gains incentive fee for the three months ended 2015. As of June 30, 2015, no actual capital gains incentive fee would be owed under the Investment Management Agreement by the Company if the Company had ceased operations as of June 30, 2015, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Interest and other financing expenses increased by approximately $1.6 million during the three months ended June 30, 2015, primarily due to the Company’s issuance of $115.0 million of convertible notes and the closing of the NMFC Credit Facility (as defined below) during the second quarter of 2014 and the drawing on SBA-guaranteed debentures beginning during the fourth quarter of 2014. The Company’s total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended		Percentage
(in thousands)	June 30, 2015	June 30, 2014	Change
Net realized losses on investments	$(13,338)	$(1,067)
Net realized gains on investments allocated from Predecessor Operating Company	—	5,860
Total realized (losses) gains on investments	(13,338)	4,793	NM	*

Net change in unrealized appreciation (depreciation) of investments	13,484	5,708
Net change in unrealized appreciation (depreciation) of investments allocated from Predecessor Operating Company	—	(3,742)
Total change in unrealized appreciation (depreciation) of investments	13,484	1,966	NM	*

Provision for taxes	(135)	(386)	(65)%
Total net realized gains (losses) and net change in unrealized appreciation (depreciation) of investments	$11	$6,373	NM	*

*                                         Not meaningful.

The Company’s net realized losses and unrealized gains resulted in a minimal net gain for the three months ended June 30, 2015 compared to the net realized and unrealized gains resulting in a net gain of approximately $6.4 million for the same period in 2014. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The minimal gain for the three months ended June 30, 2015 was primarily driven by the overall decrease in the market prices of the Company’s investments during the period which were offset by sales or repayments of investments with fair values in excess of March 31, 2015 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments.  In addition, one portfolio company had a modification of terms that was accounted for as an extinguishment during the quarter ended June 30, 2015, the net realized loss of approximately $15.2 million was offset by the reversal of the cumulative net unrealized losses for this investment.  The net gain for the three months ended June 30, 2014 was primarily driven by the overall increase in the market prices of the Company’s investments during the period and driven by sales or repayments of investments with fair values in excess of March 31, 2014 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. In addition, net realized gains were primarily attributable to a gain of $5.6 million from the sale of the Company’s warrant investments in one portfolio company which was offset by a trading loss of approximately $0.8 million. The provision for income taxes was attributable to three equity investments that are held as of June 30, 2015 in three of the Company’s corporate subsidiaries.

Results of Operations for the Company for the Six Months Ended June 30, 2015 and June 30, 2014

Revenue

	Six Months Ended		Percentage
(in thousands)	June 30, 2015	June 30, 2014	Change
Interest income	$68,817	$18,788
Interest income allocated from the Predecessor Operating Company	—	40,515
Total interest income	68,817	59,303	16%

Dividend income	3,102	972
Dividend income allocated from the Predecessor Operating Company	—	2,368
Total dividend income	3,102	3,340	(7)%

Other income	2,522	709
Other income allocated from the Predecessor Operating Company	—	795
Total other income	2,522	1,504	68%
Total investment income	$74,441	$64,147	16%

The Company’s total investment income increased by approximately $10.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The 16% increase in total investment income primarily results from an increase in interest income of approximately $9.5 million from the six months ended June 30, 2014 to the six months ended June 30, 2015 which is attributable to larger invested balances, driven by the proceeds from the October 2014 primary offering of the Company’s common stock, the Company’s use of leverage from its revolving credit facilities and the deployment of the June 2014 proceeds from the issuance of $115.0 million of convertible notes to originate new investments and prepayment fees received associated with the early repayments or partial repayments of seven different portfolio companies held by the Company as of December 31, 2014. The increase in other income of approximately $1.0 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, amendment and consent fees received from ten different portfolio companies and management fees from a non-controlled affiliated portfolio company. The decrease in dividend income during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to a large non-recurring distribution from one of the Predecessor Operating Company’s warrant investments during the three months ended March 31, 2014.

Operating Expenses

	Six Months Ended		Percentage
(in thousands)	June 30, 2015	June 30, 2014	Change
Management fee	$12,666	$2,742
Management fee allocated from the Predecessor Operating Company	—	5,983
Less: management fee waiver	(2,629)	—
Total management fee	10,037	8,725	15%

Incentive fee	9,935	2,747
Incentive fee allocated from the Predecessor Operating Company	—	6,248
Total incentive fee	9,935	8,995	10%

Capital gains incentive fee(1)	490	763
Capital gains incentive fee(1) allocated from the Predecessor Operating Company	—	2,024
Total capital gains incentive fee(1)	490	2,787	(82)%

Interest and other financing expenses	11,075	2,559
Interest and other financing expenses allocated from the Predecessor Operating Company	—	4,764
Total interest and other financing expenses	11,075	7,323	51%

Professional fees	1,648	640
Professional fees allocated from the Predecessor Operating Company	—	1,238
Total professional fees	1,648	1,878	(12)%

Administrative expenses	1,157	360
Administrative expenses allocated from the Predecessor Operating Company	—	761
Total administrative expenses	1,157	1,121	3%

Other general and administrative expenses	882	239
Other general and administrative expenses allocated from the Predecessor Operating Company	—	555
Total other general and administrative expenses	882	794	11%
Total expenses	35,224	31,623	11%
Less: expenses waived and reimbursed	(400)	(823)	(51)%
Net expenses before income taxes	34,824	30,800	13%
Income tax expense	302	—	NM *
Net expenses after income taxes	$35,126	$30,800	14%

*                                         Not meaningful.

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Company’s total net operating expenses increased by approximately $4.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The Company’s management fee increased by approximately $1.3 million, net of a management fee waiver, and incentive fees increased by approximately $0.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in management fee and incentive fee from the six months ended June 30, 2014 to the six months ended June 30, 2015 was attributable to larger invested balances, driven by the proceeds from the October 2014 primary offering of NMFC’s common stock and the Company’s use of leverage from its revolving credit facilities and the deployment of the June 2014 proceeds from the issuance of $115.0 million of convertible notes to originate new investments. The Company’s capital gains incentive fees decreased by approximately $2.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period due to lower marks on the broader portfolio. As of June 30, 2015, no actual capital gains incentive fee would be owed under the Investment Management Agreement by the Company if the Company had ceased operations as of June 30, 2015, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Interest and other financing expenses increased by approximately $3.8 million during the six months ended June 30, 2015, primarily due to the Company’s issuance of $115.0 million of convertible notes and the closing of the NMFC Credit Facility (as defined below) during the second quarter of 2014 and the drawing on SBA-guaranteed debentures beginning during the fourth quarter of 2014. The Company’s total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. During the six months ended June 30, 2014, the Company incurred $10.9 thousand in other expenses that were not subject to the expense cap pursuant to the administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and further restricted by the Company. The Company’s expenses waived and reimbursed decreased by approximately $0.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to the expiration of the expense cap on March 31, 2014.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended		Percentage
(in thousands)	June 30, 2015	June 30, 2014	Change
Net realized losses on investments	$(13,471)	$(1,067)
Net realized gains on investments allocated from Predecessor Operating Company	—	8,568
Total realized (losses) gains on investments	(13,471)	7,501	NM	*

Net change in unrealized appreciation (depreciation) of investments	17,970	5,708
Net change in unrealized appreciation (depreciation) of investments allocated from Predecessor Operating Company	—	940
Total change in unrealized appreciation (depreciation) of investments	17,970	6,648	NM	*

Provision for taxes	(636)	(386)	65%
Total net realized gains (losses) and net change in unrealized appreciation (depreciation) of investments	$3,863	$13,763	(72)%

*                                         Not meaningful.

The Company’s net realized losses and unrealized gains resulted in a net gain of approximately $3.9 million for the six months ended June 30, 2015 compared to the net realized and unrealized gains resulting in a net gain of approximately $13.8 million for the same period in 2014. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the six months ended June 30, 2015 was primarily driven by the sales or repayments of investments with fair values in excess of December 31, 2014 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments which included the sale of two portfolio companies resulting in realized gains of approximately $14.2 million.  These gains were offset by $29.7 million of realized losses on investments resulting from the modification of terms on three portfolio companies that were accounted for as extinguishments. The net gain for the six months ended June 30, 2014 was primarily driven by the overall increase in the market prices of the Company’s investments during the period, a $5.6 million gain from the sale of the Company’s warrant investments in one portfolio company and driven by sales or repayments of investments with fair values in excess of December 31, 2013 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The provision for income taxes was attributable to three equity investments that are held as of June 30, 2015 in three of the Company’s corporate subsidiaries.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for the Company’s repayment of indebtedness, the Company’s investments in portfolio companies, cash distributions to the Company’s stockholders or for other general corporate purposes.

Since NMFC’s IPO, and through June 30, 2015, NMFC raised approximately $374.6 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings.

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

At June 30, 2015 and December 31, 2014, the Company had cash and cash equivalents of approximately $24.2 million and $23.4 million, respectively. Cash provided by operating activities for the Company during the six months ended June 30, 2015 was approximately $142.3 million and cash used in operating activities for the Company for the six months ended June 30, 2014 was approximately $(154.6) million, which includes the activity allocated from NMF Holdings. We expect that all current liquidity needs by the Company will be met with cash flows from operations and other activities.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2015 and the Predecessor Holdings Credit Facility for the three and six months ended June 30, 2014.

	Three months ended		Six months ended
(in million)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$2.5	$1.6	$5.4	$3.3
Non-usage fee	$0.1	$0.1	$0.2	$0.2
Amortization of financing costs	$0.4	$0.2	$0.8	$0.4
Weighted average interest rate	2.6%	2.9%	2.6%	2.9%
Effective interest rate	3.2%	3.5%	3.1%	3.4%
Average debt outstanding	$374.2	$224.7	$411.6	$228.7

As of June 30, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $359.9 million and $468.1 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility and was set to mature on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility was $215.0 million. The SLF Credit Facility was non-recourse to the Company and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility were capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants were generally not tied to mark to market fluctuations in the prices of the NMF SLF’s investments, but rather to the performance of the underlying portfolio companies. NMF SLF was not restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans could be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility. The SLF Credit Facility merged with the Holdings Credit Facility on December 18, 2014.

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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
(in millions)	June 30, 2015(1)	June 30, 2014	June 30, 2015(1)	June 30, 2014
Interest expense	$—	$1.2	$—	$2.4
Non-usage fee	$—	$— (2)	$—	$— (2)
Amortization of financing costs	$—	$0.2	$—	$0.4
Weighted average interest rate	—%	2.2%	—%	2.2%
Effective interest rate	—%	2.7%	—%	2.7%
Average debt outstanding	$—	$215.0	$—	$215.0

(1)                                 Not applicable, as the SLF Credit Facility merged with and into the Holdings Credit Facility on December 18, 2014.

(2)                                 For the three and six months ended June 30, 2014, the total non-usage fee was less than $50 thousand.

As of December 31, 2014, the SLF Credit Facility had merged with the Holdings Credit Facility.

NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended, dated June 4, 2014 (together with the related guarantee and security agreement, the “NMFC Credit Facility”), among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley, N.A. and Stifel Bank & Trust as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum amount of revolving borrowings available under the NMFC Credit Facility is $95.0 million, as amended on June 26, 2015. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended			Six months ended
(in millions)	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Interest expense	$0.5	$—		$0.7	$—
Non-usage fee	$— (1)	$—	(2)	$0.1	$—	(2)
Amortization of financing costs	$0.1	$—	(2)	$0.2	$—	(2)
Weighted average interest rate	2.7%	—%		2.7%	—%
Effective interest rate	3.5%	—%		3.7%	—%
Average debt outstanding	$67.1	$—		$49.5	$—

(1)                                 For the three months ended June 30, 2015, the total non-usage fee was less than $50 thousand.

(2)                                 For the three and six months ended June 30, 2014, the total non-usage fee and amortization of financing costs were less than $50 thousand.

As of June 30, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $38.0 million and $50.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

Convertible Notes—On June 3, 2014, the Company closed a private offering of $115.0 million aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “Indenture”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. As of the first anniversary, June 3, 2015, of the Convertible Notes, the restrictions under Rule 144A under the Securities Act of 1933 were removed, allowing the Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of June 30, 2015.

June 30, 2015
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at June 30, 2015	11.7%
Conversion rate at June 30, 2015(1)(2)	63.2794
Conversion price at June 30, 2015(2)(3)	$15.80
Last conversion price calculation date	June 3, 2015

(1)         Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)         Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)         The conversion price in effect at June 30, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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

The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
(in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$1.5	$0.4	$2.9	$0.4
Amortization of financing costs	$0.2	$0.1	$0.4	$0.1
Effective interest rate	5.7%	5.7%	5.7%	5.7%

As of June 30, 2015 and December 31, 2014, the outstanding balance on the Convertible Notes was $115.0 million and $115.0 million, respectively, and NMFC was in compliance with the terms of the Indenture.

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

As of June 30, 2015 and December 31, 2014, SBIC LP had regulatory capital of $55.4 million and $42.2 million, respectively, and SBA-guaranteed debentures outstanding of $55.0 million and $37.5 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s fixed-rate SBA-guaranteed debentures as of June 30, 2015.

(in millions) Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%

Interim SBA-guaranteed debentures	September 2025(1)	17.5	0.639%	0.355%
Total SBA-guaranteed debentures		$55.0

(1)         Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in September 2015.

Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014(1)	June 30, 2015	June 30, 2014(1)
Interest expense	$0.3	$—	$0.4	$—
Amortization of financing costs	$— (2)	$—	$0.1	$—
Weighted average interest rate	2.5%	—%	1.9%	—%
Effective interest rate	2.8%	—%	2.2%	—%
Average debt outstanding	$47.1	$—	$42.3	$—

(1)         Not applicable, as SBIC LP did not have any outstanding SBA-guaranteed debentures for the three and six months ended June 30, 2014.

(2)         For the three months ended June 30, 2015, the total amortization of financing costs was less than $50 thousand.

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2015, SBIC LP was in compliance with SBA regulatory requirements.

Off-Balance Sheet Arrangements

The Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2015 and December 31, 2014, the Company had outstanding commitments to third parties to fund investments totaling $16.5 million and $27.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

The Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2015 and December 31, 2014, the Company had commitment letters to purchase debt investments in an aggregate par amount of $13.0 million and $0, respectively. As of June 30, 2015 and December 31, 2014, the Company had bridge financing commitments in an aggregate par amount of $20.0 million and $0, respectively, which could require funding in the future.

Contractual Obligations

A summary of the Company’s significant contractual payment obligations as of June 30, 2015 is as follows:

	Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$359.9	$—	$—	$359.9	$—
Convertible Notes(2)	115.0	—	—	115.0	—
SBA-guaranteed debentures (3)	55.0	—	—	—	55.0
NMFC Credit Facility(4)	38.0	—	—	38.0	—
Total Contractual Obligations	$567.9	$—	$—	$512.9	$55.0

(1)                                 Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($359.9 million as of June 30, 2015) must be repaid on or before December 18, 2019. As of June 30, 2015, there was approximately $135.1 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 The $115.0 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(3)                                 $37.5 million of the Company’s SBA-guaranteed debentures will mature on March 1, 2025 and $17.5 million of the Company’s SBA-guaranteed debentures are estimated to mature in September 2025.

(4)                                 Under the terms of the $95.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($38.0 million as of June 30, 2015) must be repaid on or before June 4, 2019. As of June 30, 2015, there was approximately $57.0 million of possible capacity remaining under the NMFC Credit Facility.

The Company has certain contracts under which it has material future commitments. The Company has $16.5 million of undrawn funding commitments as of June 30, 2015 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Company’s portfolio companies. As of June 30, 2015, the Company had bridge financing commitments and commitment letters to purchase debt investments in an aggregate par amount of $20.0 million and $13.0 million, which could require funding in the future.

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

Distributions and Dividends

Dividends declared and paid to stockholders of the Company for the six months ended June 30, 2015 totaled $39.5 million.

The following table summarizes the Company’s quarterly cash distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s board of directors since the Company’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2015
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	$0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
				$0.68
December 31, 2014
Fourth Quarter	November 4, 2014	December 16, 2014	December 30, 2014	$0.34
Third Quarter	August 5, 2014	September 16, 2014	September 30, 2014	0.34
Third Quarter	July 30, 2014	August 20, 2014	September 3, 2014	0.12	(1)
Second Quarter	May 6, 2014	June 16, 2014	June 30, 2014	0.34
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	0.34
				$1.48
December 31, 2013
Fourth Quarter	November 8, 2013	December 17, 2013	December 31, 2013	$0.34
Third Quarter	August 7, 2013	September 16, 2013	September 30, 2013	0.34
Third Quarter	August 7, 2013	August 20, 2013	August 30, 2013	0.12	(2)
Second Quarter	May 6, 2013	June 14, 2013	June 28, 2013	0.34
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	0.34
				$1.48
December 31, 2012
Fourth Quarter	December 27, 2012	December 31, 2012	January 31, 2013	$0.14	(3)
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter	May 8, 2012	May 21, 2012	May 31, 2012	0.23	(4)
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32
				$1.71
December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27
				$0.86
Total				$6.21

(1)                                 Special dividend related to realized capital gains attributable to the Company’s warrant investments in Learning Care Group (US), Inc.

(2)                                 Special dividend related to a distribution received attributable to NMF Holdings’ investment in YP Equity Investors LLC.

(3)                                 Special dividend intended to minimize to the greatest extent possible NMFC’s U.S. federal income or excise tax liability.

(4)                                 Special dividend related to estimated realized capital gains attributable to NMF Holdings’ investments in Lawson Software, Inc. and Infor Lux Bond Company.

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

•                  The Company has entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expense, trading expenses and management and incentive fees) had been capped at $4.25 million for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2015, approximately $0.3 million and $0.7 million, respectively, of indirect administrative expenses were included in administrative expenses, of which $0 and $0.4 million, respectively, were waived by the Administrator. For the three and six months ended June 30, 2014, approximately $0.4 million and $0.7 million, respectively, of indirect administrative expenses were included in administrative expenses, of which $0.1 and $0.4 million, respectively, were waived by the Administrator. As of June 30, 2015 and December 31, 2014, approximately $0.3 million and $0.3 million, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain financial market risks, such as interest rate fluctuations. During the six months ended June 30, 2015, certain of the loans held in the Company’s portfolio had floating interest rates. As of June 30, 2015, approximately 84.2% of investments at fair value (excluding investments on non-accrual, revolvers, delayed draws and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 15.8% of investments at fair value represent fixed-rate investments. Additionally, the Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Company’s portfolio of investments held on June 30, 2015. Interest expense is calculated based on the terms of the Company’s outstanding revolving credit facilities and convertible notes. For the Company’s floating rate credit facilities, the Company uses the outstanding balance as of June 30, 2015. Interest expense on the Company’s floating rate credit facilities are calculated using the interest rate as of June 30, 2015, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Company’s portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2015. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2015, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.73	%(1)
Base Interest Rate	—%
+100 Basis Points	(2.38)%
+200 Basis Points	3.58%
+300 Basis Points	10.16%

(1)           Limited to the lesser of the June 30, 2015 LIBOR rates or a decrease of 25 basis points.

The Company was not exposed to any foreign currency exchange risks as of June 30, 2015.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.         Legal Proceedings

The Company, the Company’s consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2015. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities

For the quarter ended June 30, 2015, we did not purchase any common stock in the open market.

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

10.6

Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(10)

10.7

Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Issuing Bank(12)

10.8	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)

10.9	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.10	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)

10.11	Second Amended and Restated Administration Agreement(11)

10.12	Form of Trademark License Agreement(1)

Exhibit Number	Description

10.13	Amendment No. 1 to Trademark License Agreement(4)

10.14	Form of Registration Rights Agreement(1)

10.15	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.16	Dividend Reinvestment Plan(2)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Supplemental Financial Information

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

(7)           Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 4, 2014.

(8)           Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 10, 2014.

(9)           Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on December 23, 2014.

(10)         Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on January 5, 2015.

(11)                          Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 5, 2015.

(12)                          Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2015.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ DAVID M. CORDOVA
David M. Cordova
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)