Form 10-Q
period 2015-09-30
New Mountain Finance Corp
filed 2015-11-04
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of November 4, 2015
Common stock, $0.01 par value	64,005,387

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,361,806 and $1,422,891, respectively)	$1,343,861	$1,402,210
Non-controlled/affiliated investments (cost $88,532 and $23,000, respectively)	88,446	22,461
Controlled investments (cost $41,129 and $0, respectively)	45,673	—
Total investments at fair value (cost $1,491,467 and $1,445,891, respectively)	1,477,980	1,424,671
Securities purchased under collateralized agreements to resell	30,000	30,000
Cash and cash equivalents	24,612	23,445
Interest and dividend receivable	15,900	11,744
Deferred financing costs (net of accumulated amortization of $8,047 and $5,867, respectively)	14,429	14,052
Receivable from unsettled securities sold	4,669	8,912
Receivable from affiliates	371	490
Other assets	2,014	1,606
Total assets	$1,569,975	$1,514,920
Liabilities
Holdings Credit Facility	$385,538	$468,108
Convertible Notes	115,000	115,000
SBA-guaranteed debentures	103,795	37,500
NMFC Credit Facility	67,500	50,000
Management fee payable	5,136	5,144
Incentive fee payable	5,034	4,803
Interest payable	2,719	1,352
Payable for unsettled securities purchased	2,428	26,460
Deferred tax liability	1,710	493
Payable to affiliates	134	822
Other liabilities	2,284	3,068
Total liabilities	691,278	712,750
Commitments and contingencies (see Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, and 64,005,387 and 57,997,890 shares issued and outstanding, respectively	640	580
Paid in capital in excess of par	899,854	817,129
Accumulated undistributed net investment income	3,264	2,530
Accumulated undistributed net realized gains on investments	623	14,131
Net unrealized (depreciation) appreciation on investments (net of provision for taxes of $1,710 and $493, respectively)	(25,684)	(32,200)
Total net assets	$878,697	$802,170
Total liabilities and net assets	$1,569,975	$1,514,920
Number of shares outstanding	64,005,387	57,997,890
Net asset value per share	$13.73	$13.83

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Investment income(1)
From non-controlled/non-affiliated investments:
Interest income	$31,628	$32,353	$97,249	$51,141
Dividend income	(509)	214	(407)	1,186
Other income	1,619	1,667	3,496	2,372
From non-controlled/affiliated investments:
Interest income	1,594	—	3,820	—
Dividend income	892	297	2,701	297
Other income	1,020	175	1,642	179
From controlled investments:
Interest income	517	—	1,487	—
Dividend income	673	—	1,864	—
Other income	13	—	36	—
Investment income allocated from New Mountain Finance Holdings, L.L.C.(2)
Interest income	—	—	—	40,515
Dividend income	—	—	—	2,368
Other income	—	—	—	795
Total investment income	37,447	34,706	111,888	98,853
Expenses
Incentive fee(1)	5,034	4,520	14,969	7,267
Capital gains incentive fee(1)	(490)	(2,667)	—	(1,904)
Total incentive fees(1)	4,544	1,853	14,969	5,363
Management fee(1)	6,373	5,021	19,039	7,763
Interest and other financing expenses(1)	5,788	5,237	16,863	7,796
Professional fees(1)	808	890	2,456	1,530
Administrative expenses(1)	647	549	1,804	909
Other general and administrative expenses(1)	370	448	1,252	687
Net expenses allocated from New Mountain Finance Holdings, L.L.C. (2)	—	—	—	20,808
Total expenses	18,530	13,998	56,383	44,856
Less: management fee waived (see Note 5) (1)	(1,237)	—	(3,866)	—
Less: expenses waived and reimbursed (see Note 5) (1)	(333)	(322)	(733)	(380)
Net expenses	16,960	13,676	51,784	44,476
Net investment income before income taxes	20,487	21,030	60,104	54,377
Income tax (benefit) expense(1)	(172)	230	130	230
Net investment income	20,659	20,800	59,974	54,147
Net realized (losses) gains:
Non-controlled/non-affiliated investments(1)	(37)	768	(13,508)	(299)
Investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	—	—	8,568
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments(1)	(8,360)	(14,220)	2,148	(8,512)
Non-controlled/affiliated investments(1)	313	(52)	1,041	(52)
Controlled investments(1)	(2,190)	—	4,544	—
Investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	—	—	940
(Provision) benefit for taxes(1)	(581)	115	(1,217)	(271)
Net increase in net assets resulting from operations	9,804	7,411	52,982	54,521
Basic earnings per share	$0.17	$0.14	$0.91	$1.09
Weighted average shares of common stock outstanding - basic (See Note 11)	58,725,338	52,071,071	58,269,543	50,262,656
Diluted earnings per share	$0.17	$0.14	$0.86	$1.05
Weighted average shares of common stock outstanding - diluted (See Note 11)	66,002,469	59,290,154	65,514,142	53,594,541
Dividends declared and paid per share	$0.34	$0.46	$1.02	$1.14

(1)	For the nine months ended September 30, 2014, the amounts reported relate to the period from May 8, 2014 to September 30, 2014.

(2)	For the nine months ended September 30, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income(1)	$59,974	$31,277
Net investment income allocated from New Mountain Finance Holdings, L.L.C. (2)	—	22,870
Net realized losses on investments(1)	(13,508)	(299)
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	8,568
Net change in unrealized appreciation (depreciation) of investments(1)	7,733	(8,564)
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	940
Provision for taxes(1)	(1,217)	(271)
Net increase in net assets resulting from operations	52,982	54,521
Capital transactions
Net proceeds from shares sold	79,415	58,644
Deferred offering costs(1)	(285)	(126)
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(250)
Value of shares issued for exchanged units	—	38,840
Dividends declared to stockholders from net investment income	(59,240)	(51,673)
Dividends declared to stockholders from net realized gains	—	(6,247)
Reinvestment of dividends	3,655	3,641
Total net increase in net assets resulting from capital transactions	23,545	42,829
Net increase in net assets	76,527	97,350
Net assets at the beginning of the period	802,170	650,107
Net assets at the end of the period	$878,697	$747,457

(1)	For the nine months ended September 30, 2014, the amounts reported relate to the period from May 8, 2014 to September 30, 2014.

(2)	For the nine months ended September 30, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$52,982	$54,521
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(22,870)
Net realized losses on investments(1)	13,508	299
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	(8,568)
Net change in unrealized (appreciation) depreciation of investments(1)	(7,733)	8,564
Net change in unrealized (appreciation) depreciation of investments allocated from New Mountain Finance Holdings, L.L.C. (2)	—	(940)
Amortization of purchase discount(1)	(1,787)	(1,073)
Amortization of deferred financing costs(1)	2,180	1,029
Non-cash investment income(1)	(4,374)	(1,029)
(Increase) decrease in operating assets:
Cash and cash equivalents from New Mountain Finance Holdings, L.L.C.(3)	—	957
Restricted cash and cash equivalents(1)	—	(1,784)
Purchase of investments and delayed draw facilities(1)	(397,745)	(325,038)
Proceeds from sales and paydowns of investments(1)	344,753	159,792
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities(1)	157	29
Cash paid for purchase of drawn portion of revolving credit facilities(1)	(3,227)	(2,548)
Cash paid on drawn revolvers(1)	(1,160)	—
Cash repayments on drawn revolvers(1)	4,299	380
Interest and dividend receivable(1)	(4,156)	(1,934)
Receivable from unsettled securities sold(1)	4,243	—
Receivable from affiliates(1)	119	201
Other assets(1)	(329)	(167)
Purchase of investment in New Mountain Finance Holdings, L.L.C.(2)	—	(58,644)
Distributions from New Mountain Finance Holdings, L.L.C.(2)	—	15,247
Increase (decrease) in operating liabilities:
Management fee payable(1)	(8)	(1,034)
Incentive fee payable(1)	231	(1,805)
Interest payable(1)	1,367	2,690
Payable for unsettled securities purchased(1)	(24,032)	15,816
Deferred tax liability(1)	1,217	271
Payable to affiliates(1)	(688)	21
Capital gains incentive fee payable(1)	—	(1,904)
Other liabilities(1)	(735)	1,859
Net cash flows used in operating activities	(20,918)	(167,662)
Cash flows from financing activities
Net proceeds from shares sold	79,415	58,644
Dividends paid	(55,585)	(54,279)
Offering costs paid(1)	(141)	(264)
Proceeds from Holdings Credit Facility(1)	246,330	247,830
Repayment of Holdings Credit Facility(1)	(328,900)	(188,100)
Proceeds from Convertible Notes(1)	—	115,000
Proceeds from SBA-guaranteed debentures(1)	66,295	—
Proceeds from NMFC Credit Facility(1)	101,300	22,000
Repayment of NMFC Credit Facility(1)	(83,800)	—
Proceeds from SLF Credit Facility	—	19,867
Repayment of SLF Credit Facility	—	(30,000)
Deferred financing costs paid(1)	(2,829)	(5,179)
Net cash flows provided by financing activities	22,085	185,519
Net increase in cash and cash equivalents	1,167	17,857
Cash and cash equivalents at the beginning of the period	23,445	—
Cash and cash equivalents at the end of the period	$24,612	$17,857
Supplemental disclosure of cash flow information
Cash interest paid	$12,764	$3,866
Income taxes paid	151	—
Non-cash operating activities:
Non-cash activity on investments	$60,652	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$—	$38,840
Value of shares issued in connection with dividend reinvestment plan	3,655	3,641
Accrual for offering costs(1)	739	729
Accrual for deferred financing costs(1)	103	576
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(250)

(1)	For the nine months ended September 30, 2014, the amounts reported relate to the period from May 8, 2014 to September 30, 2014.

(2)	For the nine months ended September 30, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

(3)	Represents the cash and cash equivalent balance of New Mountain Finance Holdings, L.L.C.’s at the date of restructuring. See Note 1, Formation and Business Purpose.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2015
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (Base Rate + 7.00%)	9/23/2019	$11,689	$11,634	$11,733	1.34%
Total Funded Debt Investments - Australia				$11,689	$11,634	$11,733	1.34%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (Base Rate + 9.25%)	7/30/2020	$24,630	$24,333	$22,044
	Second lien (3)	10.50% (Base Rate + 9.25%)	7/30/2020	8,204	8,323	7,342
				32,834	32,656	29,386	3.34%
Total Funded Debt Investments - Luxembourg				$32,834	$32,656	$29,386	3.34%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien (3)	10.13% (Base Rate + 9.13%)	2/17/2023	$10,000	$9,286	$9,050	1.03%
Total Funded Debt Investments - Netherlands				$10,000	$9,286	$9,050	1.03%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.50% (Base Rate + 9.50%)	1/31/2023	$32,500	$31,718	$31,525	3.59%
Total Funded Debt Investments - United Kingdom				$32,500	$31,718	$31,525	3.59%
Funded Debt Investments - United States
TIBCO Software Inc.
Software	First lien (2)	6.50% (Base Rate + 5.50%)	12/4/2020	$29,850	$28,525	$29,794
	Subordinated (3)	11.38%	12/1/2021	15,000	14,600	15,019
				44,850	43,125	44,813	5.10%
Deltek, Inc.
Software	Second lien (3)	9.50% (Base Rate + 8.50%)	6/26/2023	21,000	20,967	21,114
	Second lien (2)	9.50% (Base Rate + 8.50%)	6/26/2023	20,000	19,615	20,108
				41,000	40,582	41,222	4.69%
Kronos Incorporated
Software	Second lien (2)	9.75% (Base Rate + 8.50%)	4/30/2020	32,641	32,434	33,518
	Second lien (3)	9.75% (Base Rate + 8.50%)	4/30/2020	5,000	4,959	5,134
				37,641	37,393	38,652	4.40%
Tolt Solutions, Inc. (15)
Business Services	First lien (2)	7.00% (Base Rate + 6.00%)	3/7/2019	18,255	18,255	18,255
	First lien (2)	12.00% (Base Rate + 11.00%)	3/7/2019	18,800	18,800	18,800
				37,055	37,055	37,055	4.22%
Hill International, Inc.
Business Services	First lien (2)	7.75% (Base Rate + 6.75%)	9/28/2020	34,650	34,351	34,433	3.92%
CRGT Inc.
Federal Services	First lien (2)	7.50% (Base Rate + 6.50%)	12/19/2020	33,474	33,232	33,390	3.80%
SRA International, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.25%)	7/20/2018	31,765	31,196	31,884	3.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2015
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TASC, Inc.
Federal Services	First lien (2)	7.00% (Base Rate + 6.00%)	5/22/2020	$29,323	$28,983	$29,433
	Second lien (3)	12.00%	5/21/2021	2,000	1,963	2,070
				31,323	30,946	31,503	3.59%
Navex Global, Inc.
Software	First lien (4)	5.75% (Base Rate + 4.75%)	11/19/2021	10,468	10,373	10,363
	First lien (2)	5.75% (Base Rate + 4.75%)	11/19/2021	4,420	4,380	4,376
	Second lien (4)	9.75% (Base Rate + 8.75%)	11/18/2022	11,953	11,842	11,774
	Second lien (3)	9.75% (Base Rate + 8.75%)	11/18/2022	5,047	5,000	4,971
				31,888	31,595	31,484	3.58%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,774	30,901	3.52%
Physio-Control International, Inc.
Healthcare Products	Second lien (2)	10.00% (Base Rate + 9.00%)	6/5/2023	30,000	29,415	29,962	3.41%
Valet Waste Holdings, Inc.
Business Services	First lien (2)	8.00% (Base Rate + 7.00%)	9/24/2021	30,000	29,626	29,625	3.37%
Aderant North America, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	6/20/2019	24,000	23,785	23,970
	Second lien (3)	10.00% (Base Rate + 8.75%)	6/20/2019	5,000	5,074	4,994
				29,000	28,859	28,964	3.30%
Ascend Learning, LLC
Education	Second lien (3)	9.50% (Base Rate + 8.50%)	11/30/2020	29,000	28,892	28,782	3.27%
CompassLearning, Inc. (14)
Education	First lien (2)	8.00% (Base Rate + 6.75%)	11/26/2018	30,000	29,494	28,528	3.25%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	10.00% (Base Rate + 8.75%)	10/9/2019	28,300	27,957	27,451	3.12%
Ryan, LLC
Business Services	First lien (2)	6.75% (Base Rate + 5.75%)	8/7/2020	27,650	27,245	27,408	3.12%
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)(9)	9.75%	4/1/2021	24,500	24,374	26,889	3.06%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (Base Rate + 6.50%)	11/13/2017	26,743	26,463	26,609	3.03%
Pelican Products, Inc.
Business Products	Second lien (3)	9.25% (Base Rate + 8.25%)	4/9/2021	15,500	15,522	15,423
	Second lien (2)	9.25% (Base Rate + 8.25%)	4/9/2021	10,000	10,117	9,950
				25,500	25,639	25,373	2.89%
AAC Holding Corp.
Education	First lien (2)	8.25% (Base Rate + 7.25%)	9/30/2020	25,000	24,625	24,625	2.80%
Confie Seguros Holding II Co.
Consumer Services	Second lien (2)	10.25% (Base Rate + 9.00%)	5/8/2019	18,886	18,788	18,791
	Second lien (3)	10.25% (Base Rate + 9.00%)	5/8/2019	5,571	5,648	5,543
				24,457	24,436	24,334	2.77%
PetVet Care Centers LLC
Consumer Services	Second lien (3)	9.75% (Base Rate + 8.75%)	6/17/2021	24,000	23,782	23,760	2.70%
Aricent Technologies
Business Services	Second lien (2)	9.50% (Base Rate + 8.50%)	4/14/2022	20,000	19,879	19,700
	Second lien (3)	9.50% (Base Rate + 8.50%)	4/14/2022	2,550	2,557	2,512
				22,550	22,436	22,212	2.53%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2015
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
McGraw-Hill School Education Holdings, LLC
Education	First lien (2)	6.25% (Base Rate + 5.00%)	12/18/2019	$21,615	$21,455	$21,683	2.47%
YP Holdings LLC / Print Media Holdings LLC (10):
YP LLC / Print Media LLC
Media	First lien (2)	8.00% (Base Rate + 6.75%)	6/4/2018	21,374	21,197	21,214	2.41%
EN Engineering, LLC
Business Services	First lien (2)	7.00% (Base Rate + 6.00%)	6/30/2021	21,375	21,166	21,161	2.41%
Weston Solutions, Inc.
Business Services	Subordinated (4)	16.00%	7/3/2019	20,000	20,000	20,014	2.28%
TWDiamondback Holdings Corp. (18):
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	9.75% (Base Rate + 8.75%)	11/19/2019	19,895	19,895	19,895	2.26%
American Pacific Corporation
Specialty Chemicals and Materials	First lien (2)	7.00% (Base Rate + 6.00%)	2/27/2019	19,700	19,594	19,733	2.25%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.00% (Base Rate + 6.00%)	4/20/2021	19,551	19,366	19,499
	First lien (3)(11) - Drawn	7.00% (Base Rate + 6.00%)	4/20/2021	90	90	90
				19,641	19,456	19,589	2.23%
First American Payment Systems, L.P.
Business Services	Second lien (2)	10.75% (Base Rate + 9.50%)	4/12/2019	18,643	18,409	18,550	2.11%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%	12/15/2018	25,000	25,000	16,500
	First lien (3)	12.25%	12/15/2018	2,660	2,029	1,755
				27,660	27,029	18,255	2.08%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)	8.25% (Base Rate + 7.25%)	8/4/2022	18,000	17,823	17,820	2.03%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	6.25% (Base Rate + 5.25%)	7/2/2021	17,855	17,683	17,677	2.01%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (Base Rate + 8.25%)	7/23/2020	18,500	18,344	17,566	2.00%
Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/27/2017	13,855	13,849	13,962
	Second lien (3)	9.75% (Base Rate + 8.25%)	10/27/2017	2,000	2,016	2,016
				15,855	15,865	15,978	1.82%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (2)	6.75% (Base Rate + 5.00%)	12/14/2016	15,512	15,170	15,201	1.73%
Severin Acquisition, LLC
Software	Second lien (4)	9.25% (Base Rate + 8.25%)	7/29/2022	15,000	14,853	14,850	1.69%
GSDM Holdings Corp.
Healthcare Services	Subordinated (4)	10.00%	6/23/2020	15,000	14,875	14,643	1.67%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000	13,975	14,000	1.59%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%	1/15/2018	24,357	24,509	13,640	1.55%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2015
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TW-NHME Holdings Corp. (23):
National HME, Inc.
Healthcare Services	Second lien (4)	10.25% (Base Rate + 9.25%)	7/14/2022	$14,000	$13,829	$13,472	1.53%
SW Holdings, LLC
Business Services	Second lien (4)	9.75% (Base Rate + 8.75%)	12/30/2021	13,500	13,369	13,155	1.50%
Poseidon Intermediate, LLC
Software	Second lien (2)	9.50% (Base Rate + 8.50%)	8/15/2023	13,000	12,807	12,805	1.46%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%	3/1/2022	10,000	10,000	10,250	1.17%
PowerPlan Holdings, Inc.
Software	Second lien (2)	10.75% (Base Rate + 9.75%)	2/23/2023	10,000	9,905	9,970	1.13%
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien (2)	7.50% (Base Rate + 6.25%)	7/7/2020	9,788	9,577	9,201	1.05%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000	8,862	8,910	1.01%
Vitera Healthcare Solutions, LLC
Software	First lien (2)	6.00% (Base Rate + 5.00%)	11/4/2020	1,965	1,950	1,951
	Second lien (2)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000	6,914	6,825
				8,965	8,864	8,776	1.00%
Smile Brands Group Inc.
Healthcare Services	First lien (2)	8.50% (Base Rate + 5.25%)	8/16/2019	12,220	12,100	8,625	0.98%
QC McKissock Investment, LLC (17):
McKissock, LLC
Education	First lien (2)	7.50% (Base Rate + 6.50%)	8/5/2019	4,887	4,848	4,747
	First lien (2)	7.50% (Base Rate + 6.50%)	8/5/2019	3,155	3,130	3,065
	First lien (2)(11) - Drawn	7.50% (Base Rate + 6.50%)	8/5/2019	576	571	559
				8,618	8,549	8,371	0.95%
TTM Technologies, Inc.**
Business Products	First lien (2)	6.00% (Base Rate + 5.00%)	5/31/2021	8,000	7,733	7,480	0.85%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	7,000	6,948	6,528	0.74%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (Base Rate + 7.50%)	4/21/2017	6,884	6,847	6,368	0.72%
Immucor, Inc.
Healthcare Services	Subordinated (2)(9)	11.13%	8/15/2019	5,000	4,960	5,175	0.59%
Packaging Coordinators, Inc. (12)
Healthcare Products	Second lien (3)	9.00% (Base Rate + 8.00%)	8/1/2022	5,000	4,955	4,925	0.56%
GCA Services Group, Inc.
Business Services	Second lien (3)	9.25% (Base Rate + 8.00%)	11/2/2020	4,000	3,971	3,980	0.45%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated (3)	9.63%	12/1/2018	3,500	3,502	3,583	0.41%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%	10/1/2022	3,000	3,000	2,561	0.29%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (3)	9.25% (Base Rate + 8.25%)	3/10/2022	2,500	2,479	2,325	0.27%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%	9/30/2023	2,000	1,932	1,943	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2015
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Education Management Corporation (22):
Education Management II LLC
Education	First lien (2)	5.50% (Base Rate + 4.50%)	7/2/2020	$250	$237	$171
	First lien (3)	5.50% (Base Rate + 4.50%)	7/2/2020	141	134	97
	First lien (2)	8.50% (Base Rate + 1.00% + 6.50% PIK)*	7/2/2020	430	365	247
	First lien (3)	8.50% (Base Rate + 1.00% + 6.50% PIK)*	7/2/2020	243	206	139
				1,064	942	654	0.07%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (13)
Education	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (8)*	6/30/2012 - Past Due	1,665	1,434	—
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (8)*	6/30/2012 - Past Due	103	94	—
				1,768	1,528	—	—%
Total Funded Debt Investments - United States				$1,234,010	$1,221,449	$1,200,385	136.61%
Total Funded Debt Investments				$1,321,033	$1,306,743	$1,282,079	145.91%
Equity - United Kingdom
Packaging Coordinators, Inc. (12):
PCI Pharma Holdings UK Limited**
Healthcare Products	Ordinary shares (2)	—	—	19,427	$578	$1,175	0.13%
Total Shares - United Kingdom					$578	$1,175	0.13%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (3)(20)	12.00% (10.00% + 2.00% PIK)*	—	51,799	$51,259	$51,645	5.88%
TWDiamondback Holdings Corp. (18)
Distribution & Logistics	Preferred shares (4)	—	—	200	2,000	2,000	0.23%
TW-NHME Holdings Corp. (23)
Healthcare Services	Preferred shares (4)	—	—	100	1,000	881	0.10%
Education Management Corporation (22)
Education	Preferred shares (2)	—	—	3,331	200	80
	Preferred shares (3)	—	—	1,879	113	45
	Ordinary shares (2)	—	—	2,994,065	100	182
	Ordinary shares (3)	—	—	1,688,976	56	102
					469	409	0.05%
Ancora Acquisition LLC (13)
Education	Preferred shares (6)	—	—	372	83	393	0.04%
Total Shares - United States					$54,811	$55,328	6.30%
Total Shares					$55,389	$56,503	6.43%
Warrants - United States
YP Holdings LLC / Print Media Holdings LLC (10):
YP Equity Investors, LLC
Media	Warrants (5)	—	—	5	$—	$5,304	0.60%
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	—	622	37	251	0.03%
Ancora Acquisition LLC (13)
Education	Warrants (6)	—	—	20	—	—	—%
Total Warrants - United States					$37	$5,555	0.63%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2015
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Total Funded Investments					$1,362,169	$1,344,137	152.97%
Unfunded Debt Investments - United States
TWDiamondback Holdings Corp. (18):
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (3)(11) - Undrawn	—	2/16/2016	$2,158	$—	$—
	First lien (4)(11) - Undrawn	—	2/16/2016	605	—	—
				2,763	—	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(11) - Undrawn	—	8/4/2021	1,000	(10)	(10)	—%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	2,610	(27)	(7)
	First lien (4)(11) - Undrawn	—	5/12/2017	2,700	(27)	(7)
				5,310	(54)	(14)	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	7/2/2021	2,100	(21)	(21)	—%
EN Engineering, LLC
Business Services	First lien (2)(11) - Undrawn	—	12/30/2016	3,571	(18)	(36)	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	9/24/2021	4,500	(56)	(56)	(0.01)%
QC McKissock Investment, LLC (17):
McKissock, LLC
Education	First lien (2)(11) - Undrawn	—	12/31/2015	2,304	(23)	(67)	(0.01)%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (3)(11) - Undrawn	—	12/14/2016	1,900	(181)	(72)	(0.01)%
Total Unfunded Debt Investments				$23,448	$(363)	$(276)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments					$1,361,806	$1,343,861	152.94%
Non-Controlled/Affiliated Investments(24)
Funded Debt Investments - United States
Tenawa Resource Holdings LLC (16):
Tenawa Resource Management LLC
Energy	First lien (3)	10.50% (Base Rate + 8.00%)	5/12/2019	$40,000	$39,861	$39,253	4.47%
Edmentum Ultimate Holdings, LLC (19)
Education	Subordinated (3)	8.50% PIK*	6/9/2020	3,705	3,697	3,705
	Subordinated (2)	10.00% PIK*	6/9/2020	13,373	13,373	10,939
	Subordinated (3)	10.00% PIK*	6/9/2020	3,290	3,290	2,691
				20,368	20,360	17,335	1.97%
Total Funded Debt Investments - United States				$60,368	$60,221	$56,588	6.44%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)	—	—	—	$23,000	$22,928	2.61%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2015
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Tenawa Resource Holdings LLC (16):
QID NGL LLC
Energy	Ordinary shares (7)	—	—	5,290,997	$5,291	$5,291	0.60%
Edmentum Ultimate Holdings, LLC (19)
Education	Ordinary shares (2)	—	—	107,143	9	1,687
	Ordinary shares (3)	—	—	123,968	11	1,952
					20	3,639	0.41%
Total Shares - United States					$28,311	$31,858	3.62%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (19):
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Undrawn	—	6/9/2020	$4,881	$—	$—	—%
Total Unfunded Debt Investments				$4,881	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$88,532	$88,446	10.06%
Controlled Investments(25)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)	8.50% (Base Rate + 7.50%)	1/13/2019	$6,786	$6,786	$6,733
	First lien (3)	8.50% (Base Rate + 7.50%)	1/13/2019	4,060	4,060	4,028
	First lien (3)	9.50% (Base Rate + 7.50% + 1.00% PIK)*	1/13/2019	7,986	7,986	7,953
	Subordinated (2)	15.00% PIK*	7/13/2019	1,429	1,429	1,419
	Subordinated (3)	15.00% PIK*	7/13/2019	855	855	849
				21,116	21,116	20,982	2.39%
Total Funded Debt Investments - United States				$21,116	$21,116	$20,982	2.39%
Equity - United States
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(21)	—	—	16,135,465	$13,755	$13,757
	Preferred shares (3)(21)	—	—	4,459,075	3,801	3,802
	Ordinary shares (2)	—	—	2,096,477	1,925	5,597
	Ordinary shares (3)	—	—	579,366	532	1,547
					20,013	24,703	2.81%
Total Shares - United States					$20,013	$24,703	2.81%
Total Funded Investments					$41,129	$45,685	5.20%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/13/2019	$2,048	$—	$(9)
	First lien (3)(11) - Undrawn	—	1/13/2019	758	—	(3)
				2,806	—	(12)	—%
Total Unfunded Debt Investments				$2,806	$—	$(12)	—%
Total Controlled Investments					$41,129	$45,673	5.20%
Total Investments					$1,491,467	$1,477,980	168.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2015
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

(11)
Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.

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

(15)
The Company holds two first lien investments in Tolt Solutions, Inc. The debt investment with an interest rate of a base rate + 6.00% is structured as a first lien first out debt investment. The debt investment with an interest rate of a base rate + 11.00% is structured as a first lien last out debt investment.

(16)
The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 5.25% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC) and holds a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.

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

(20)	Total shares reported assumes shares issued for the capitalization of PIK interest. Actual shares owned total 50,000 as of September 30, 2015.

(21)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2015
(in thousands, except shares)
(unaudited)

(23)	The Company holds an equity investment in TW-NHME Holdings Corp., as well as a second lien term loan investment in National HME, Inc., a wholly-owned subsidiary of TW-NHME Holdings Corp.

(24)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2014 and September 30, 2015 along with transactions during the nine months ended September 30, 2015 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2014	Gross Additions (cost)(A)	Gross Redemptions (cost)(B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2015	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$—	$23,430	$(3,050)	$—	$594	$20,974	$656	$—	$—
NMFC Senior Loan Program I LLC	22,461	—	—	—	467	22,928	—	2,701	905
Tenawa Resource Holdings LLC	—	44,564	—	—	(20)	44,544	3,164	—	737
Total Non-Controlled/Affiliated Investments	$22,461	$67,994	$(3,050)	$—	$1,041	$88,446	$3,820	$2,701	$1,642

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

(25)
Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2014 and September 30, 2015 along with transactions during the nine months ended September 30, 2015 in which the issuer was a controlled investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2014	Gross Additions (cost)(A)	Gross Redemptions (cost)(B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2015	Interest Income	Dividend Income	Other Income
UniTek Global Services, Inc.	$—	$41,964	$(835)	$—	$4,544	$45,673	$1,487	$1,864	$36
Total Controlled Investments	$—	$41,964	$(835)	$—	$4,544	$45,673	$1,487	$1,864	$36

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2015, 7.2% of the Company’s total assets were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2015
(in thousands, except shares)
(unaudited)

September 30, 2015
Investment Type	Percent of Total Investments at Fair Value
First lien	46.84%
Second lien	38.85%
Subordinated	6.28%
Equity and other	8.03%
Total investments	100.00%

September 30, 2015
Industry Type	Percent of Total Investments at Fair Value
Software	26.10%
Business Services	20.47%
Education	10.93%
Federal Services	8.78%
Distribution & Logistics	8.13%
Energy	5.17%
Consumer Services	4.58%
Healthcare Services	4.25%
Media	3.61%
Healthcare Products	2.44%
Business Products	2.22%
Investment Fund	1.55%
Specialty Chemicals and Materials	1.33%
Industrial Services	0.44%
Total investments	100.00%

September 30, 2015
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	84.92%
Fixed rates	15.08%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
 December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	x	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (Base Rate + 7.00%)	9/23/2019	$17,689		$17,594	$17,888	2.23%
Total Funded Debt Investments - Australia				$17,689		$17,594	$17,888	2.23%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (Base Rate + 9.25%)	7/30/2020	$24,630		$24,319	$22,905
	Second lien (3)	10.50% (Base Rate + 9.25%)	7/30/2020	8,204		8,317	7,629
				32,834		32,636	30,534	3.80%
Evergreen Skills Lux S.À R.L.**
Education	Second lien (3)	9.25% (Base Rate + 8.25%)	4/28/2022	5,000		4,877	4,737	0.59%
Total Funded Debt Investments - Luxembourg				$37,834		$37,513	$35,271	4.39%
Funded Debt Investments - United States
Ascend Learning, LLC
Education	First lien (2)	6.00% (Base Rate + 5.00%)	7/31/2019	$14,888		$14,824	$14,813
	Second lien (3)	9.50% (Base Rate + 8.50%)	11/30/2020	29,000		28,881	28,855
				43,888		43,705	43,668	5.44%
TIBCO Software Inc.**
Software	First lien (2)	6.50% (Base Rate + 5.50%)	12/4/2020	30,000		28,512	29,100
	Subordinated (3)	11.38%	12/1/2021	15,000		14,567	14,550
				45,000		43,079	43,650	5.44%
Global Knowledge Training LLC
Education	Second lien (2)	12.00% (Base Rate + 8.75%)	10/21/2018	41,450		41,137	41,786	5.21%
Deltek, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	10/10/2019	40,000		39,989	40,300
	Second lien (3)	10.00% (Base Rate + 8.75%)	10/10/2019	1,000		990	1,008
				41,000		40,979	41,308	5.15%
Tenawa Resource Holdings LLC (16)
Tenawa Resource Management LLC
Energy	First lien (3)	10.50% (Base Rate + 8.00%)	5/12/2019	40,000		39,838	39,820	4.96%
Kronos Incorporated
Software	Second lien (2)	9.75% (Base Rate + 8.50%)	4/30/2020	32,641		32,407	33,355
	Second lien (3)	9.75% (Base Rate + 8.50%)	4/30/2020	5,000		4,955	5,109
				37,641		37,362	38,464	4.80%
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)(9)	9.75%	4/1/2021	24,500		24,362	27,195
	First lien (2)	5.75% (Base Rate + 4.75%)	3/22/2019	9,863		9,641	9,830
				34,363		34,003	37,025	4.62%
Tolt Solutions, Inc. (15)
Business Services	First lien (2)	7.00% (Base Rate + 6.00%)	3/7/2019	18,537		18,538	18,075
	First lien (2)	12.00% (Base Rate + 11.00%)	3/7/2019	18,800		18,800	18,540
				37,337		37,338	36,615	4.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	x	Cost	Fair Value	Percent of Net Assets
Acrisure, LLC
Business Services	Second lien (2)	11.50% (Base Rate + 10.50%)	3/31/2020	$35,175		$34,848	$35,471	4.42%
UniTek Global Services, Inc.
Business Services	First lien (2)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	20,596		20,104	14,706
	First lien (3)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	7,772		7,552	5,550
	First lien (2)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	6,271		6,116	4,478
	First lien (3)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	597		580	426
	First lien (2)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	5,213		5,083	3,722
	First lien (3)	15.00% PIK (Base Rate + 13.50% PIK)(7)*	4/15/2018	496		482	354
	First lien (3)(11) - Drawn	9.50% (Base Rate + 7.50% + 1.00% PIK)*	1/21/2015	3,381		3,381	3,381
	First lien (3)(11) - Drawn	10.25% (Base Rate + 4.00% + 5.25% PIK)*	4/15/2016	2,610		2,610	2,610
				46,936		45,908	35,227	4.39%
Envision Acquisition Company, LLC
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.75%)	11/4/2021	26,000		25,603	25,772
	Second lien (3)	9.75% (Base Rate + 8.75%)	11/4/2021	9,250		9,305	9,169
				35,250		34,908	34,941	4.37%
Hill International, Inc.
Business Services	First lien (2)	7.75% (Base Rate + 6.75%)	9/26/2020	34,913		34,574	34,215	4.27%
Meritas Schools Holdings, LLC
Education	First lien (2)	7.00% (Base Rate + 5.75%)	6/25/2019	21,658		21,487	21,549
	Second lien (2)	10.00% (Base Rate + 9.00%)	1/23/2021	12,000		11,943	11,820
				33,658		33,430	33,369	4.16%
TASC, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.50%)	5/22/2020	30,860		30,454	30,108
	Second lien (3)	12.00%	5/21/2021	2,000		1,960	1,960
				32,860		32,414	32,068	4.00%
SRA International, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.25%)	7/20/2018	31,765		31,059	31,805	3.96%
Navex Global, Inc.
Software	First lien (4)	5.75% (Base Rate + 4.75%)	11/19/2021	10,547		10,442	10,441
	First lien (2)	5.75% (Base Rate + 4.75%)	11/19/2021	4,453		4,409	4,409
	Second lien (4)	9.75% (Base Rate + 8.75%)	11/18/2022	11,953		11,834	11,775
	Second lien (3)	9.75% (Base Rate + 8.75%)	11/18/2022	5,047		4,997	4,970
				32,000		31,682	31,595	3.94%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875		30,756	30,875	3.85%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (Base Rate + 6.50%)	11/13/2017	29,342		28,937	29,359	3.66%
CompassLearning, Inc. (14)
Education	First lien (2)	8.00% (Base Rate + 6.75%)	11/26/2018	30,000		29,391	29,184	3.64%
Aderant North America, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	6/20/2019	24,000		23,767	23,940
	Second lien (3)	10.00% (Base Rate + 8.75%)	6/20/2019	5,000		5,070	4,988
				29,000		28,837	28,928	3.61%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	x	Cost	Fair Value	Percent of Net Assets
Transtar Holding Company
Distribution & Logistics	Second lien (2)	10.00% (Base Rate + 8.75%)	10/9/2019	$28,300		$27,906	$27,946	3.48%
Pelican Products, Inc.
Business Products	Second lien (3)	9.25% (Base Rate + 8.25%)	4/9/2021	15,500		15,531	15,306
	Second lien (2)	9.25% (Base Rate + 8.25%)	4/9/2021	10,000		10,123	9,875
				25,500		25,654	25,181	3.14%
YP Holdings LLC (10)
YP LLC
Media	First lien (2)	8.00% (Base Rate + 6.75%)	6/4/2018	24,936		24,678	25,029	3.12%
CRGT Inc.
Federal Services	First lien (2)	7.50% (Base Rate + 6.50%)	12/19/2020	25,000		24,750	24,750	3.09%
Confie Seguros Holding II Co.
Consumer Services	Second lien (2)	10.25% (Base Rate + 9.00%)	5/8/2019	18,886		18,786	18,877
	Second lien (3)	10.25% (Base Rate + 9.00%)	5/8/2019	5,571		5,647	5,569
				24,457		24,433	24,446	3.05%
PetVet Care Centers LLC
Consumer Services	Second lien (3)	9.75% (Base Rate + 8.75%)	6/17/2021	24,000		23,761	23,760	2.96%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%	12/15/2018	25,000		25,000	23,250	2.90%
Aricent Technologies
Business Services	Second lien (2)	9.50% (Base Rate + 8.50%)	4/14/2022	20,000		19,871	20,162
	Second lien (3)	9.50% (Base Rate + 8.50%)	4/14/2022	2,550		2,556	2,571
				22,550		22,427	22,733	2.83%
McGraw-Hill School Education Holdings, LLC
Education	First lien (2)	6.25% (Base Rate + 5.00%)	12/18/2019	21,780		21,594	21,771	2.71%
Weston Solutions, Inc.
Business Services	Subordinated (4)	16.00% (11.50% + 4.50% PIK)*	7/3/2019	20,458		20,458	20,828	2.60%
Aspen Dental Management, Inc.
Healthcare Services	First lien (2)	7.00% (Base Rate + 5.50%)	10/6/2016	20,862		20,697	20,732	2.58%
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	9.75% (Base Rate + 8.75%)	11/19/2019	19,895		19,895	19,895	2.48%
American Pacific Corporation**
Specialty Chemicals and Materials	First lien (2)	7.00% (Base Rate + 6.00%)	2/27/2019	19,850		19,722	19,825	2.47%
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien (2)	7.50% (Base Rate + 6.25%)	7/7/2020	19,950		19,592	19,152	2.39%
eResearchTechnology, Inc.
Healthcare Services	First lien (2)	6.00% (Base Rate + 4.75%)	5/2/2018	19,059		18,521	19,083	2.38%
First American Payment Systems, L.P.
Business Services	Second lien (2)	10.75% (Base Rate + 9.50%)	4/12/2019	18,643		18,369	18,457	2.30%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%	1/15/2018	24,357		24,555	18,390	2.29%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (Base Rate + 8.25%)	7/23/2020	18,500		18,326	17,814	2.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	x	Cost	Fair Value	Percent of Net Assets
Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/27/2017	$13,855		$13,852	$13,959
	Second lien (3)	9.75% (Base Rate + 8.25%)	10/27/2017	2,000		2,017	2,015
				15,855		15,869	15,974	1.99%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (2)	6.75% (Base Rate + 4.99%)	12/14/2016	16,778		16,190	15,771	1.97%
Edmentum, Inc.(fka Plato, Inc.)
Education	Second lien (2)	11.25% (Base Rate + 9.75%)	5/17/2019	25,000		24,713	12,500
	Second lien (3)	11.25% (Base Rate + 9.75%)	5/17/2019	6,150		6,040	3,075
				31,150		30,753	15,575	1.94%
GSDM Holdings Corp.
Healthcare Services	Subordinated (4)	10.00%	6/23/2020	15,000		14,860	14,642	1.83%
Smile Brands Group Inc.
Healthcare Services	First lien (2)	7.50% (Base Rate + 6.25%)	8/16/2019	14,319		14,154	13,746	1.71%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000		13,966	13,580	1.69%

Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000		8,843	8,910	1.11%
Vitera Healthcare Solutions, LLC
Software	First lien (2)	6.00% (Base Rate + 5.00%)	11/4/2020	1,980		1,964	1,970
	Second lien (2)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000		6,906	6,825
				8,980		8,870	8,795	1.10%
McKissock, LLC
QC McKissock Investment, LLC
Education	First lien (2)	7.50% (Base Rate + 6.50%)	8/5/2019	4,923		4,877	4,844
	First lien (2)	7.50% (Base Rate + 6.50%)	8/5/2019	3,178		3,149	3,127
	First lien (2)(11) - Drawn	7.50% (Base Rate + 6.50%)	8/5/2019	576		570	567
				8,677		8,596	8,538	1.06%
Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien (3)	8.50% (Base Rate + 7.50%)	3/3/2021	5,000		4,934	4,987
	Second lien (2)	8.50% (Base Rate + 7.50%)	3/3/2021	3,000		2,957	2,993
				8,000		7,891	7,980	0.99%
Physio-Control International, Inc.
Healthcare Products	First lien (2)	9.88%	1/15/2019	6,651		6,651	7,083	0.88%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (Base Rate + 7.50%)	4/21/2017	7,445		7,387	6,626	0.83%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	7,000		6,934	5,548	0.69%
Immucor, Inc.
Healthcare Services	Subordinated (2)(9)	11.13%	8/15/2019	5,000		4,957	5,425	0.68%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien (2)	7.25% (Base Rate + 5.50%)	12/22/2016	5,963		5,931	4,979	0.62%
Packaging Coordinators, Inc. (12)
Healthcare Products	Second lien (3)	9.00% (Base Rate + 8.00%)	8/1/2022	5,000		4,952	4,925	0.61%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien (2)	8.25% (Base Rate + 7.25%)	1/25/2021	5,000		4,940	4,867	0.61%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	x	Cost	Fair Value	Percent of Net Assets
Learning Care Group (US) Inc. (17)
Learning Care Group (US) No. 2 Inc.
Education	First lien (2)	5.50% (Base Rate + 4.50%)	5/5/2021	$4,465		$4,424	$4,476	0.56%
CRC Health Corporation
Healthcare Services	Second lien (3)	9.00% (Base Rate + 8.00%)	9/28/2021	4,000		3,925	4,098	0.51%
GCA Services Group, Inc.
Business Services	Second lien (3)	9.25% (Base Rate + 8.00%)	11/1/2020	4,000		3,968	3,955	0.49%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated (3)	9.63%	12/1/2018	3,500		3,502	3,531	0.44%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%	10/1/2022	3,000		3,000	3,011	0.38%
Winebow Holdings, Inc. (Vinter Group, Inc., The)
Distribution & Logistics	Second lien (3)	8.50% (Base Rate + 7.50%)	1/2/2022	3,000		2,979	2,910	0.36%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (3)	9.25% (Base Rate + 8.25%)	3/10/2022	2,500		2,477	2,250	0.28%
Education Management LLC**
Education	First lien (2)	9.25% PIK (Base Rate + 8.00% PIK)*	3/30/2018	1,944		1,902	880
	First lien (3)	9.25% PIK (Base Rate + 8.00% PIK)*	3/30/2018	1,097		1,085	496
				3,041		2,987	1,376	0.17%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (13)
Education	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (7)*	6/30/2012 - Past Due	1,665		1,434	216
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (7)*	6/30/2012 - Past Due	103		94	103
				1,768		1,528	319	0.04%
Total Funded Debt Investments - United States				$1,338,642		$1,325,057	$1,291,305	160.98%
Total Funded Debt Investments				$1,394,165		$1,380,164	$1,344,464	167.60%
Equity - United Kingdom
Packaging Coordinators, Inc. (12)
PCI Pharma Holdings UK Limited**
Healthcare Products	Ordinary shares (2)	—	—	19,427		$580	$1,193	0.15%
Total Shares - United Kingdom						$580	$1,193	0.15%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (3)	12.00% (10.00% + 2.00% PIK)*	—	35,721		$35,721	$35,721	4.45%
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2		—	8
	Preferred shares (2)	—	—	2,423		—	9,739
						—	9,747	1.22%
Tenawa Resource Holdings LLC (16)
QID NGL LLC
Energy	Ordinary shares (3)	—	—	3,000,000		3,000	2,430	0.30%
TWDiamondback Holdings Corp. (18)
Distribution & Logistics	Preferred shares (4)	—	—	200		2,000	2,000	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	x	Cost	Fair Value	Percent of Net Assets
Ancora Acquisition LLC (13)
Education	Preferred shares (6)	—	—	372		$83	$83	0.01%
Total Shares - United States						$40,804	$49,981	6.23%
Total Shares						$41,384	$51,174	6.38%
Warrants - United States
Storapod Holding Company, Inc.
Consumer Services	Warrants (3)	—	—	360,129		$156	$4,142	0.51%
YP Holdings LLC (10)
YP Equity Investors, LLC
Media	Warrants (5)	—	—	5		—	2,549	0.32%
Learning Care Group (US) Inc. (17)
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	—	622		37	299	0.04%
UniTek Global Services, Inc.
Business Services	Warrants (3)	—	—	1,014,451	(8)	1,449	—	—%
Alion Science and Technology Corporation
Federal Services	Warrants (3)	—	—	6,000		293	—	—%
Ancora Acquisition LLC (13)
Education	Warrants (6)	—	—	20		—	—	—%
Total Warrants - United States						$1,935	$6,990	0.87%
Total Funded Investments						$1,423,483	$1,402,628	174.85%
Unfunded Debt Investments - United States
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)(11) - Undrawn	—	5/19/2015	$2,763		$—	$—	—%
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/21/2015	5,425		—	—
	First lien (3)(11) - Undrawn	—	1/21/2015	2,048		—	—
	First lien (3)(11) - Undrawn	—	1/21/2015	758		—	—
						—	—	—%
McKissock, LLC
Education	First lien (2)(11) - Undrawn	—	8/5/2019	2,304		(23)	(37)	—%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (3)(11) - Undrawn	—	12/14/2015	1,900		(181)	(156)	(0.02)%
Aspen Dental Management, Inc.
Healthcare Services	First lien (3)(11) - Undrawn	—	4/6/2016	5,000		(388)	(225)	(0.03)%
Total Unfunded Debt Investments				$20,198		$(592)	$(418)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments						$1,422,891	$1,402,210	174.80%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	x	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Affiliated Investments(19)
Equity - United States
NMFC Senior Loan Program I LLC**
Investment in Fund	Membership interest (3)	—	—	—		$23,000	$22,461	2.80%
Total Non-Controlled/Affiliated Investments						$23,000	$22,461	2.80%
Total Investments						$1,445,891	$1,424,671	177.60%

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

September 30, 2015
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
Since NMFC’s IPO, and through September 30, 2015, NMFC raised approximately $454,040 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.
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
Current Organization
During the nine months ended September 30, 2015, the Company established a wholly-owned subsidiary, NMF QID NGL Holdings, Inc. (“NMF QID”). The Company’s wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).
The diagram below depicts the Company’s organizational structure as of September 30, 2015.

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2015, the Company’s top five industry concentrations were software, business services, education, federal services and distribution & logistics.
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

Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2015 and December 31, 2014, the Company held one collateralized agreement to resell with a carrying value of $30,000, collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $30,000 and guaranteed by a private hedge fund with approximately $789,000 of assets under management as of September 30, 2015. The private hedge fund has the option to repurchase the collateral from the Company at the par value of the collateralized agreement within a year. The collateralized agreement earned interest at a rate of 15.0% per annum as of September 30, 2015 and December 31, 2014.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2015 and December 31, 2014.
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
Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees, management fees from a non-controlled/affiliated investment and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment and are non-refundable.
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
For the three and nine months ended September 30, 2015, the Company recognized a total provision for income taxes of approximately $409 and $1,347, respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2015, the Company recorded current income tax (benefit) expense of approximately $(172) and $130, respectively, and deferred income tax expense of approximately $581 and $1,217, respectively. For the three and nine months ended September 30, 2014, the Company recognized a total provision for income taxes of approximately $115 and $501, respectively, for the Company’s consolidated subsidiaries.  For the three and nine months ended September 30, 2014, the Company recorded current income tax expense of approximately $230 and $230, respectively, and deferred income tax (benefit) expense of approximately $(115) and $271, respectively. As of September 30, 2015 and December 31, 2014, the Company had $1,710 and $493, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
The Company has adopted the Income Taxes topic of the Accounting Standards Codification Topic 740 (“ASC 740”). ASC 740 provides guidance for income taxes, including how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on its analysis, the Company has determined that there were no material uncertain income tax positions through December 31, 2014. The 2012, 2013 and 2014 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
The Company applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders’ accounts is equal to or greater than 110.0% of the last determined net asset value of the shares, the Company will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
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
Dividend income recorded related to distributions received from flow-through investments is an accounting estimate based on the most recent estimate of the tax treatment of the distribution. During the nine months ended September 30, 2015, the Company adjusted accounting estimates related to the classification of dividend income for distributions received from three of the Company’s equity investments. Based on updated tax projections received during the quarter ended March 31, 2015 and September 30, 2015, the Company decreased dividend income by $99 and $533, respectively, which decreased the equity investments cost basis by $0 and $3, respectively, and increased the realized gain by $99 and $530, respectively, to agree to the tax treatment on the equity investments.

Note 3. Investments
At September 30, 2015, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$714,089	$692,342
Second lien	578,115	574,228
Subordinated	95,513	92,791
Equity and other	103,750	118,619
Total investments	$1,491,467	$1,477,980
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$385,504	$385,712
Business Services	299,604	302,502
Education	160,805	161,492
Federal Services	128,684	129,754
Distribution & Logistics	119,973	120,151
Energy	96,690	76,439
Consumer Services	67,620	67,669
Healthcare Services	66,905	62,777
Media	47,820	53,380
Healthcare Products	34,948	36,062
Business Products	33,372	32,853
Investment Fund	23,000	22,928
Specialty Chemicals and Materials	19,594	19,733
Industrial Services	6,948	6,528
Total investments	$1,491,467	$1,477,980
At December 31, 2014, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$696,994	$677,901
Second lien	621,234	604,158
Subordinated	61,344	61,987
Equity and other	66,319	80,625
Total investments	$1,445,891	$1,424,671

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$287,538	$287,234
Business Services	273,088	260,325
Education	256,522	251,916
Federal Services	124,840	124,608
Healthcare Services	114,111	114,692
Distribution & Logistics	97,344	97,382
Energy	92,393	83,890
Media	58,281	61,081
Consumer Services	48,350	52,348
Business Products	25,654	25,181
Investment in Fund	23,000	22,461
Specialty Chemicals and Materials	19,722	19,825
Healthcare Products	12,183	13,201
Industrial Services	6,934	5,548
Healthcare Information Technology	5,931	4,979
Total investments	$1,445,891	$1,424,671
During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the Company’s investment in Edmentum had an aggregate cost basis of $30,771, an aggregate fair value of $15,575 and total unearned interest income of $438 for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Edmentum. Prior to the extinguishment in June 2015, the Company’s original investment in Edmentum had an aggregate cost of $31,636, an aggregate fair value of $16,437 and total unearned interest income for the three and six months ended June 30, 2015 of $413 and $851, respectively. The extinguishment resulted in a realized loss of $15,199.  Post restructuring, the Company’s investments in Edmentum have been restored to full accrual status.  As of September 30, 2015, the Company’s investments in Edmentum have an aggregate cost basis of $20,380 and an aggregate fair value of $20,974.
During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment in January 2015, the Company’s original investment in EDMC had an aggregate cost of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1,611.  Post restructuring, the Company’s investments in EDMC are income producing.  As of September 30, 2015, the Company’s investments in EDMC have an aggregate cost basis of $1,411 and an aggregate fair value of $1,063.
During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on November 3, 2014. As of December 31, 2014, the Company’s investments in UniTek had an aggregate cost of $47,357, an aggregate fair value of $35,227 and total unearned interest income of $975 for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring.  The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment in January 2015, the Company’s original investments in UniTek had an aggregate cost of $52,902, an aggregate fair value of $40,137 and total unearned interest income of $68 for the period then ended. The extinguishment resulted in a realized loss of $12,765.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of September 30, 2015, the Company’s investments in UniTek have an aggregate cost basis of $41,129 and an aggregate fair value of $45,673.

As of September 30, 2015, the Company’s two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of September 30, 2015, the Company’s investment had an aggregate cost basis of $1,611, an aggregate fair value of $393 and total unearned interest income of $(85) and $83, respectively, for the three and nine months then ended. For the three and nine months ended September 30, 2014, total unearned interest income was $84 and $245, respectively. As of December 31, 2014, the Company’s investment had an aggregate cost basis of $1,611 and an aggregate fair value of $402. As of September 30, 2015 and December 31, 2014, unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.
As of September 30, 2015, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $19,039 and $0, respectively. As of September 30, 2015, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $12,096. As of September 30, 2015, the Company had commitment letters to purchase debt investments in the aggregate par amount of $21,000. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2015.
As of December 31, 2014, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $8,948 and $0, respectively. As of December 31, 2014, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $18,475. As of December 31, 2014, the Company did not have any commitment letters to purchase debt investments. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2014.
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
SLP I is capitalized with $93,000 of capital commitments, $275,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of September 30, 2015, SLP I had total investments with an aggregate fair value of approximately $361,934, debt outstanding of $273,262 and capital that had been called and funded of $93,000. As of December 31, 2014, SLP I had total investments with an aggregate fair value of approximately $369,194, debt outstanding of $266,916 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedules of Investments as of September 30, 2015 and December 31, 2014.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. For the three and nine months ended September 30, 2015, the Company earned approximately $308 and $905, respectively, in management fees related to SLP I which is included in other income. For the three and nine months ended September 30, 2014, the Company earned approximately $175 and $179, respectively, in management fees related to SLP I which is included in other income. As of September 30, 2015 and December 31, 2014, approximately $308 and $468, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2015, the Company earned approximately $892 and $2,701, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2014, the Company earned approximately $297 and $297, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2015 and December 31, 2014, approximately $892 and $828, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
UniTek is not considered a significant majority-owned unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1) for the nine months ended September 30, 2015.
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
The Company may directly invest in the equity of private companies or in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value resulting in recognized realized gains or losses upon disposition.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2015:

	Total	Level I	Level II	Level III
First lien	$692,342	$—	$395,116	$297,226
Second lien	574,228	—	468,650	105,578
Subordinated	92,791	—	38,531	54,260
Equity and other	118,619	284	125	118,210
Total investments	$1,477,980	$284	$902,422	$575,274
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2014:

	Total	Level I	Level II	Level III
First lien	$677,901	$—	$508,721	$169,180
Second lien	604,158	—	469,752	134,406
Subordinated	61,987	—	26,517	35,470
Equity and other	80,625	—	—	80,625
Total investments	$1,424,671	$—	$1,004,990	$419,681
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2015	$423,307	$199,465	$67,867	$55,292	$100,683
Total gains or losses included in earnings:
Net realized gains (losses) on investments	274	12	—	—	262
Net change in unrealized (depreciation) appreciation	(963)	468	(720)	(390)	(321)
Purchases, including capitalized PIK and revolver fundings	171,195	111,289	41,481	282	18,143
Proceeds from sales and paydowns of investments	(6,011)	(1,480)	(3,050)	(924)	(557)
Transfers into Level III(1)	15,079	15,079	—	—	—
Transfers out of Level III(1)	(27,607)	(27,607)	—	—	—
Fair Value, September 30, 2015	$575,274	$297,226	$105,578	$54,260	$118,210
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,256)	$468	$(720)	$(390)	$(614)

(1)
As of September 30, 2015, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2014, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2014:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2014	$312,261	$106,507	$113,161	$14,850	$77,743
Total gains or losses included in earnings:
Net realized gains on investments	585	—	581	—	4
Net change in unrealized (depreciation) appreciation	(6,614)	(11,586)	(547)	(89)	5,608
Purchases, including capitalized PIK and revolver fundings	65,909	10,859	30,938	20,225	3,887
Proceeds from sales and paydowns of investments	(53,408)	(94)	(33,310)	—	(20,004)
Transfers into Level III(1)(2)	38,669	38,253	—	—	416
Transfers out of Level III(1)	(20,200)	—	(20,200)	—	—
Fair Value, September 30, 2014	$337,202	$143,939	$90,623	$34,986	$67,654
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(5,868)	$(11,586)	$199	$(89)	$5,608

(1)
As of September 30, 2014, the portfolio investments were transferred into Level III from Level II or Level I and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)
During the three months ended September 30, 2014, the valuation methodology for one portfolio company changed due to the portfolio company's deterioration in operating results and as such, this portfolio company was transferred into Level III from Level II or Level I.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2014	$419,681	$169,180	$134,406	$35,470	$80,625
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(12,742)	(10,907)	(14,542)	—	12,707
Net change in unrealized appreciation (depreciation)	20,820	10,375	13,217	(3,395)	623
Purchases, including capitalized PIK and revolver fundings (1)	296,488	156,793	77,724	23,109	38,862
Proceeds from sales and paydowns of investments(1)	(164,778)	(44,020)	(105,227)	(924)	(14,607)
Transfers into Level III(2)	43,412	43,412	—	—	—
Transfers out of Level III(2)	(27,607)	(27,607)	—	—	—
Fair Value, September 30, 2015	$575,274	$297,226	$105,578	$54,260	$118,210
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$8,196	$(282)	$(741)	$(3,395)	$12,614

(1)	Includes reorganizations and restructurings.

(2)
As of September 30, 2015, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2014, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2014:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2013	$153,720	$28,411	$55,538	$5,171	$64,600
Total gains or losses included in earnings:
Net realized gains on investments	7,409	1,260	581	196	5,372
Net change in unrealized (depreciation) appreciation	(7,035)	(11,915)	98	(285)	5,067
Purchases, including capitalized PIK and revolver fundings	191,138	89,049	48,436	35,463	18,190
Proceeds from sales and paydowns of investments	(65,979)	(1,119)	(33,310)	(5,559)	(25,991)
Transfers into Level III(1)(2)	78,149	38,253	39,480	—	416
Transfers out of Level III(1)	(20,200)	—	(20,200)	—	—
Fair Value, September 30, 2014	$337,202	$143,939	$90,623	$34,986	$67,654
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(3,343)	$(11,443)	$738	$(89)	$7,451

(1)
As of September 30, 2014, the portfolio investments were transferred into Level III from Level II or Level I and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)
During the nine months ended September 30, 2014, the valuation methodology for one portfolio company changed due to the portfolio company's deterioration in operating results and as such, this portfolio company was transferred into Level III from Level II or Level I.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2015 and September 30, 2014. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of investments in 20 of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2015, the Company used the discount ranges set forth in the table below to value investments in 22 of its portfolio companies.

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$297,226	Market approach	EBITDA multiple	4.5	x	17.0	x	10.3	x
		Income approach	Discount rate	8.1%		12.6%		10.2%
		Other	N/A(1)	N/A(1)		N/A(1)		N/A(1)
Second lien	105,578	Market approach	EBITDA multiple	8.5	x	16.0	x	11.9	x
		Income approach	Discount rate	10.8%		13.4%		11.9%
Subordinated	54,260	Market approach	EBITDA multiple	4.5	x	12.4	x	9.0	x
		Income approach	Discount rate	8.8%		18.2%		15.2%
Equity and other	118,210	Market approach	EBITDA multiple	2.5	x	12.0	x	6.4	x
		Income approach	Discount rate	8.0%		19.6%		14.0%
		Black Scholes analysis	Expected life in years	10.5		10.5		10.5
			Volatility	25.6%		25.6%		25.6%
			Discount rate	2.2%		2.2%		2.2%
	$575,274

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7, Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of September 30, 2015, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures approximate fair value as of September 30, 2015 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility and SBA-guaranteed debentures are considered Level III. The fair value of the Convertible Notes (as defined in Note 7, Borrowings) as of September 30, 2015 was $115,072, which was based on quoted prices and considered Level II. See Note 7, Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of September 30, 2015 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Note 5. Agreements
NMF Holdings entered into an investment advisory and management agreement, as amended and restated, with the Investment Adviser on May 19, 2011. Until May 8, 2014, under the investment advisory and management agreement, the Investment Adviser managed the day-to-day operations of, and provided investment advisory services to, NMF Holdings. For providing these services, the Investment Adviser received a fee from NMF Holdings, consisting of two components—a base management fee and an incentive fee.
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
Pursuant to the Investment Management Agreement, the base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets, which equals the Company’s total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the SLF Credit Facility (as defined in Note 7, Borrowings) and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets, which equals the Company’s total assets, as determined in accordance with GAAP, less the borrowings under the SLF Credit Facility and cash and cash equivalents, at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. The Company has not invested, and currently is not invested, in derivatives. To the extent the Company invests in derivatives in the future, the Company will use the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating its base management fee.
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the Predecessor Holdings Credit Facility and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7, Borrowings). Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which approximated $313,681 as of September 30, 2015. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2015, management fees waived were approximately $1,237 and $3,866, respectively. No management fees were waived during the three and nine months ended September 30, 2014, as the SLF Credit Facility was in existence during these periods then ended.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of September 30, 2015), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Management fee	$6,373	$5,021	$19,039	$7,763
Management fee allocated from NMF Holdings	—	—	—	5,983
Less: management fee waiver	(1,237)	—	(3,866)	—
Total management fee	5,136	5,021	15,173	13,746
Incentive fee, excluding accrued capital gains incentive fees	$5,034	$4,520	$14,969	$7,267
Incentive fee, excluding accrued capital gains incentive fees allocated from NMF Holdings	—	—	—	6,248
Total incentive fee	5,034	4,520	14,969	13,515
Accrued capital gains incentive fees(1)	$(490)	$(2,667)	$—	$(1,904)
Accrued capital gains incentive fees allocated from NMF Holdings(1)	—	—	—	2,024
Total accrued capital gains incentive fees	(490)	(2,667)	—	120

(1)
As of September 30, 2015 and September 30, 2014, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statements of Operations for the three and nine months ended September 30, 2015 is adjusted to reflect this step-up to fair market value.

	Three Months Ended September 30, 2015	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended September 30, 2015
Investment income
Interest income(1)	$33,739	$(33)	$33,706
Dividend income(2)	1,056	—	1,056
Other income	2,652	—	2,652
Total investment income(3)	37,447	(33)	37,414
Total expenses pre-incentive fee(4)	12,244	—	12,244
Pre-Incentive Fee Net Investment Income	25,203	(33)	25,170
Incentive fee(5)	4,544	—	4,544
Post-Incentive Fee Net Investment Income	20,659	(33)	20,626
Net realized losses on investments(6)	(37)	(22)	(59)
Net change in unrealized (depreciation) appreciation of investments(6)	(10,237)	55	(10,182)
Provision for taxes	(581)	—	(581)
Net increase in net assets resulting from operations	$9,804		$9,804

(1)	Includes $856 in PIK interest from investments.

(2)	Includes $673 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $333 and management fee waivers of $1,237.

(5)
For the three months ended September 30, 2015, the Company incurred total incentive fees of $4,544, of which $(490) is related to a decrease of the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

	Nine Months Ended September 30, 2015	Stepped-up Cost Basis Adjustments	Adjusted Nine Months Ended September 30, 2015
Investment income
Interest income(1)	$102,556	$(99)	$102,457
Dividend income(2)	4,158	—	4,158
Other income	5,174	—	5,174
Total investment income(3)	111,888	(99)	111,789
Total expenses pre-incentive fee(4)	36,945	—	36,945
Pre-Incentive Fee Net Investment Income	74,943	(99)	74,844
Incentive fee(5)	14,969	—	14,969
Post-Incentive Fee Net Investment Income	59,974	(99)	59,875
Net realized losses on investments(6)	(13,508)	(69)	(13,577)
Net change in unrealized appreciation (depreciation) of investments(6)	7,733	168	7,901
Provision for taxes	(1,217)	—	(1,217)
Net increase in net assets resulting from operations	$52,982		$52,982

(1)	Includes $3,002 in PIK interest from investments.

(2)	Includes $1,864 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $733 and management fee waivers of $3,866.

(5)	For the nine months ended September 30, 2015, the Company incurred total incentive fees of $14,969, of which $0 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The following Consolidated Statements of Operations for the three and nine months ended September 30, 2014 is adjusted to reflect this step-up to fair market value.

	Three Months Ended September 30, 2014	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended September 30, 2014
Investment income
Interest income(1)	$32,353	$(53)	$32,300
Dividend income	511	—	511
Other income	1,842	—	1,842
Total investment income(2)	34,706	(53)	34,653
Total net expenses pre-incentive fee(3)	12,053	—	12,053
Pre-Incentive Fee Net Investment Income	22,653	(53)	22,600
Incentive fee(4)	1,853	—	1,853
Post-Incentive Fee Net Investment Income	20,800	(53)	20,747
Net realized gains (losses) on investments	768	(201)	567
Net change in unrealized (depreciation) appreciation of investments(5)	(14,272)	254	(14,018)
Benefit for taxes	115	—	115
Net increase in net assets resulting from operations	$7,411		$7,411

(1)	Includes $1,623 in PIK interest from investments.

(2)	Includes income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(3)	Includes expense waivers and reimbursements of $322.

(4)
For the three months ended September 30, 2014, the Company incurred total incentive fees of $1,853, of which $(2,667) is related to a decrease of the capital gains incentive fee accrual on a hypothetical liquidation basis.

(5)	Includes net change in unrealized (deprecation) appreciation of investments from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

	Nine Months Ended September 30, 2014	Stepped-up Cost Basis Adjustments	Adjusted Nine Months Ended September 30, 2014
Investment income
Interest income(1)	$51,141	$(151)	$50,990
Dividend income	1,483	—	1,483
Other income	2,551	—	2,551
Investment income allocated from NMF Holdings
Interest income(1)	40,515	—	40,515
Dividend income	2,368	—	2,368
Other income	795	—	795
Total investment income(2)	98,853	(151)	98,702
Total net expenses pre-incentive fee(3)	31,071	—	31,071
Pre-Incentive Fee Net Investment Income	67,782	(151)	67,631
Incentive fee(4)	13,635	—	13,635
Post-Incentive Fee Net Investment Income	54,147	(151)	53,996
Net realized losses on investments	(299)	(385)	(684)
Net realized gains on investment allocated from NMF Holdings	8,568	—	8,568
Net change in unrealized (depreciation) appreciation of investments(5)	(8,564)	536	(8,028)
Net change in unrealized appreciation (depreciation) of investments allocated from NMF Holdings	940	—	940
Provision for taxes	(271)	—	(271)
Net increase in net assets resulting from operations	$54,521		$54,521

(1)	Includes $3,049 in PIK interest from investments.

(2)	Includes income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(3)	Includes expense waivers and reimbursements of $1,145.

(4)	For the nine months ended September 30, 2014, the Company incurred total incentive fees of $13,635, of which $120 related to capital gains incentive fees on a hypothetical liquidation basis.

(5)	Includes net change in unrealized (deprecation) appreciation of investments from non-controlled/non-affiliated investments and non-controlled/affiliated investments.
The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2015, approximately $333 and $1,057, respectively, of indirect administrative expenses were included in administrative expenses of which $333 and $733, respectively, of indirect administrative expenses were waived by the Administrator. For the three and nine months ended September 30, 2014, approximately $322 and $1,069, respectively, of indirect administrative expenses were included in administrative expenses of which $322 and $770, respectively, of indirect administrative expenses were waived by the Administrator. As of September 30, 2015 and December 31, 2014, approximately $0 and $326, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.
The Company incurred the following expenses, which were waived by the Administrator or were in excess of the expense cap, for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Administrative expenses	$333	$322	$733	$380
Administrative expenses allocated from NMF Holdings	—	—	—	390
Professional fees	—	—	—	—
Professional fees allocated from NMF Holdings	—	—	—	375
Other general and administrative expenses	—	—	—	—
Other general and administrative expenses allocated from NMF Holdings	—	—	—	—
Total expense reimbursement	$333	$322	$733	$1,145
As of September 30, 2015 and September 30, 2014, no expense waivers and reimbursements were receivable from an affiliate.
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
The Company has entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2015, approximately $333 and $1,057, respectively, of indirect administrative expenses were included in administrative expenses of which $333 and $733, respectively, of indirect administrative expenses were waived by the Administrator. For the three and nine months ended

September 30, 2014, approximately $322 and $1,069, respectively, of indirect administrative expenses were included in administrative expenses of which $322 and $770, respectively, of indirect administrative expenses were waived by the Administrator. As of September 30, 2015 and December 31, 2014, approximately $0 and $326, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.
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
Immediately prior to amending the Holdings Credit Facility, NMF SLF merged with and into NMF Holdings. The Holdings Credit Facility effectively amended and restated the Predecessor Holdings Credit Facility (as defined below), merged with the SLF Credit Facility (as defined below), and combined the amount of borrowings previously available.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2015 and the Predecessor Holdings Credit Facility for the three and nine months ended September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$2,346	$1,747	$7,697	$5,087
Non-usage fee	$182	$57	$389	$208
Amortization of financing costs	$406	$222	$1,205	$643
Weighted average interest rate	2.6%	2.9%	2.6%	2.9%
Effective interest rate	3.3%	3.4%	3.2%	3.4%
Average debt outstanding	$350,521	$235,348	$391,037	$230,959
As of September 30, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $385,538 and $468,108, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015(1)	September 30, 2014	September 30, 2015(1)	September 30, 2014
Interest expense	$—	$1,149	$—	$3,562
Non-usage fee	$—	$16	$—	$16
Amortization of financing costs	$—	$223	$—	$657
Weighted average interest rate	—%	2.2%	—%	2.2%
Effective interest rate	—%	2.7%	—%	2.7%
Average debt outstanding	$—	$202,218	$—	$210,690

(1)	Not applicable, as the SLF Credit Facility merged with and into the Holdings Credit Facility on December 18, 2014.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014(1)
Interest expense	$547	$41	$1,213	$41
Non-usage fee	$15	$42	$74	$56
Amortization of financing costs	$89	$52	$271	$67
Weighted average interest rate	2.7%	2.7%	2.7%	2.7%
Effective interest rate	3.2%	8.9%	3.5%	10.9%
Average debt outstanding	$79,451	$5,978	$59,598	$4,622

(1)	For the nine months ended September 30, 2014, amounts reported relate to the period from June 4, 2014 (commencement of the NMFC Credit Facility) to September 30, 2014.
As of September 30, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $67,500 and $50,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of September 30, 2015.

September 30, 2015
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at September 30, 2015	11.7%
Conversion rate at September 30, 2015(1)(2)	63.2794
Conversion price at September 30, 2015(2)(3)	$15.80
Last conversion price calculation date	June 3, 2015

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 11, Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014(1)
Interest expense	$1,438	$1,438	$4,313	$1,885
Amortization of financing costs	$187	$187	$556	$244
Effective interest rate	5.6%	5.6%	5.7%	5.6%

(1)	For the nine months ended September 30, 2014, amounts reported relate to the period from June 3, 2014 (commencement of the Convertible Notes) to September 30, 2014.
As of September 30, 2015 and December 31, 2014, the outstanding balance on the Convertible Notes was $115,000 and $115,000, respectively, and NMFC was in compliance with the terms of the Indenture.
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
As of September 30, 2015 and December 31, 2014, SBIC LP had regulatory capital of $55,398 and $42,168, respectively, and SBA-guaranteed debentures outstanding of $103,795 and $37,500, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2015.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
Total SBA-guaranteed debentures		$103,795
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014(1)	September 30, 2015	September 30, 2014(1)
Interest expense	$455	$—	$848	$—
Amortization of financing costs	$78	$10	$148	$10
Weighted average interest rate	1.9%	—%	1.9%	—%
Effective interest rate	2.3%	—%	2.2%	—%
Average debt outstanding	$92,723	$—	$59,315	$—

(1)	For the three and nine months ended September 30, 2014, amounts reported relate to the period from August 1, 2014 (receipt of the SBIC license) to September 30, 2014.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2015, SBIC LP was in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2015, the Company had unfunded commitments on revolving credit facilities of $19,039, no outstanding bridge financing commitments and other future funding commitments of $12,096. As of December 31, 2014, the Company had unfunded commitments on revolving credit facilities of $8,948, no outstanding bridge financing commitments and other future funding commitments of $18,475. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s respective Consolidated Schedules of Investments.

The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of September 30, 2015. See Note 7, Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2015 and December 31, 2014, the Company had commitment letters to purchase debt investments in an aggregate par amount of $21,000 and $0, respectively, which could require funding in the future.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized (Depreciation)	Total
	Shares	Par Amount	Excess of Par	Income	Gains (Losses)	Appreciation	Net Assets
Balance at December 31, 2014	57,997,890	$580	$817,129	$2,530	$14,131	$(32,200)	$802,170
Issuances of common stock	6,007,497	60	83,010	—	—	—	83,070
Deferred offering costs	—	—	(285)	—	—	—	(285)
Dividends declared	—	—	—	(59,240)	—	—	(59,240)
Net increase (decrease) in net assets resulting from operations	—	—	—	59,974	(13,508)	6,516	52,982
Balance at September 30, 2015	64,005,387	$640	$899,854	$3,264	$623	$(25,684)	$878,697
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Earnings per share—basic
Numerator for basic earnings per share:	9,804	7,411	52,982	54,521
Denominator for basic weighted average share:	58,725,338	52,071,071	58,269,543	50,262,656
Basic earnings per share:	$0.17	$0.14	$0.91	$1.09
Earnings per share—diluted(1)
Numerator for increase in net assets per share	9,804	7,411	52,982	54,521
Adjustment for interest on Convertible Notes and incentive fees, net	1,150	1,150	3,450	1,508
Numerator for diluted earnings per share:	10,954	8,561	56,432	56,029
Denominator for basic weighted average share	58,725,338	52,071,071	58,269,543	50,262,656
Adjustment for dilutive effect of Convertible Notes	7,277,131	7,219,083	7,244,599	3,331,885
Denominator for diluted weighted average share	66,002,469	59,290,154	65,514,142	53,594,541
Diluted earnings per share	$0.17	$0.14	$0.86	$1.05

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the financial highlights for the Company for the nine months ended September 30, 2015 and September 30, 2014.

	Nine Months Ended
	September 30, 2015	September 30, 2014
Per share data(1):
Net asset value, January 1, 2015 and January 1, 2014, respectively	$13.83	$14.38
Net investment income	1.03	0.62
Net realized and unrealized gains (losses)(2)	(0.11)	(0.18)
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(3)	—	0.46
Net realized and unrealized gains (losses)(2)(3)	—	0.19
Total net increase	0.92	1.09
Dividends declared to stockholders from net investment income	(1.02)	(1.02)
Dividends declared to stockholders from net realized gains	—	(0.12)
Net asset value, September 30, 2015 and September 30, 2014, respectively	$13.73	$14.33
Per share market value, September 30, 2015 and September 30, 2014, respectively	$13.59	$14.69
Total return based on market value(4)	(2.35)%	5.43%
Total return based on net asset value(5)	6.76%	7.74%
Shares outstanding at end of period	64,005,387	52,168,320
Average weighted shares outstanding for the period	58,269,543	50,262,656
Average net assets for the period	$831,423	$732,060
Ratio to average net assets(6):
Net investment income	9.64%	9.89%
Total expenses, before waivers/reimbursements	9.09%	8.37%
Total expenses, net of waivers/reimbursements	8.35%	8.16%
Average debt outstanding—Holdings Credit Facility(7)	$391,037	$229,750
Average debt outstanding—SLF Credit Facility(7)	—	209,460
Average debt outstanding—Convertible Notes(8)	115,000	115,000
Average debt outstanding—NMFC Credit Facility(9)	59,598	4,622
Average debt outstanding—SBA-guaranteed debentures	59,315	—
Asset coverage ratio(10)	254.69%	224.40%
Portfolio turnover(11)	24.67%	22.39%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).

(2)	Includes the accretive effect of common stock issuances per share, which for the nine months ended September 30, 2015 and September 30, 2014 was $0.01 and $0.01, respectively.

(3)
For the nine months ended September 30, 2014, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

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

(6)
Ratio to average net assets for the nine months ended September 30, 2014 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the nine months ended September 30, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company’s net investment income and expenses.

(7)
For the nine months ended September 30, 2014, average debt outstanding represents the Company’s proportionate share of the Predecessor Operating Company’s average debt outstanding as well as the Company’s average debt outstanding. The average debt outstanding for the nine months ended September 30, 2014 at the Holdings Credit Facility and SLF Credit Facility was $230,959 and $210,690, respectively.

(8)	For the nine months ended September 30, 2014, average debt outstanding represents the period from June 3, 2014 (issuance of the Convertible Notes) to September 30, 2014.

(9)	For the nine months ended September 30, 2014, average debt outstanding represents the period from June 4, 2014 (commencement of the NMFC Credit Facility) to September 30, 2014.

(10)	On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

(11)	For the nine months ended September 30, 2014, portfolio turnover represents the investment activity of the Predecessor Operating Company and the Company.
Note 13. Recent Accounting Standards Updates
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers Topic 606—Summary and Amendments that Create Revenue from Contracts with Customers and Other Assets and Deferred Costs (“ASU 2014-09”).  ASU 2014-09 establishes a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance was effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers Topic 606—Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.
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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement Topic 820—Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), which amends the presentation of investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. Under ASU 2015-07, an entity would remove investments measured using the practical expedient from the fair value hierarchy. ASU 2015-07 will be effective for annual and interim reporting periods after December 15, 2015. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.
Note 14. Subsequent Events
On November 3, 2015, the Company’s board of directors declared a fourth quarter 2015 distribution of $0.34 per share payable on December 30, 2015 to holders of record as of December 16, 2015.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of
New Mountain Finance Corporation
New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries, including the consolidated schedule of investments, as of September 30, 2015, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2015 and 2014, and the changes in net assets and cash flows for the nine month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the management of New Mountain Finance Corporation.
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

November 4, 2015

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

(1)	Includes amounts committed, not all of which have been drawn down and invested to-date, as of September 30, 2015, as well as amounts called and returned since inception.

Since NMFC’s IPO, and through September 30, 2015, NMFC raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.
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

Current Organization
During the nine months ended September 30, 2015, the Company established a wholly-owned subsidiary, NMF QID NGL Holdings, Inc. (“NMF QID”). The Company’s wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).
The diagram below depicts the Company’s organizational structure as of September 30, 2015.

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2015, the Company’s top five industry concentrations were software, business services, education, federal services and distribution & logistics.
As of September 30, 2015, the Company’s net asset value was $878.7 million and its portfolio had a fair value of approximately $1,478.0 million in 73 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.4%. This Yield to Maturity at Cost (“Yield to Maturity at Cost”) calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date). This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate (“LIBOR”) curves at each quarter’s end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in the Company’s portfolio or other factors.

Recent Developments
On November 3, 2015, the Company’s board of directors declared a fourth quarter 2015 distribution of $0.34 per share payable on December 30, 2015 to holders of record as of December 16, 2015.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2015:

(in thousands)	Total	Level I	Level II	Level III
First lien	$692,342	$—	$395,116	$297,226
Second lien	574,228	—	468,650	105,578
Subordinated	92,791	—	38,531	54,260
Equity and other	118,619	284	125	118,210
Total investments	$1,477,980	$284	$902,422	$575,274
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of investments in 20 of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.
Income Based Approach:  The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2015, the Company used the discount ranges set forth in the table below to value investments in 22 of its portfolio companies.

(in thousands)				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$297,226	Market approach	EBITDA multiple	4.5	x	17.0	x	10.3	x
		Income approach	Discount rate	8.1%		12.6%		10.2%
		Other	N/A(1)	N/A(1)		N/A(1)		N/A(1)
Second lien	105,578	Market approach	EBITDA multiple	8.5	x	16.0	x	11.9	x
		Income approach	Discount rate	10.8%		13.4%		11.9%
Subordinated	54,260	Market approach	EBITDA multiple	4.5	x	12.4	x	9.0	x
		Income approach	Discount rate	8.8%		18.2%		15.2%
Equity and other	118,210	Market approach	EBITDA multiple	2.5	x	12.0	x	6.4	x
		Income approach	Discount rate	8.0%		19.6%		14.0%
		Black Scholes analysis	Expected life in years	10.5		10.5		10.5
			Volatility	25.6%		25.6%		25.6%
			Discount rate	2.2%		2.2%		2.2%
	$575,274

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
SLP I is capitalized with $93.0 million of capital commitments, $275.0 million of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of September 30, 2015, SLP I had total investments with an aggregate fair value of approximately $361.9 million, debt outstanding of $273.3 million and capital that had been called and funded of $93.0 million. As of December 31, 2014, SLP I had total investments with an aggregate fair value of approximately $369.2 million, debt outstanding of $266.9 million and capital that had been called and funded of $93.0 million.The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedules of Investments as of September 30, 2015 and December 31, 2014.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. For the three and nine months ended September 30, 2015, the Company earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I which is included in other income. For the three and nine months ended September 30, 2014, the Company earned approximately $0.2 million and $0.2 million, respectively, in management fees related to SLP I which is included in other income. As of September 30, 2015 and December 31, 2014, approximately $0.3 million and $0.5 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2015, the Company earned approximately $0.9 million and $2.7 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2014, the Company earned approximately $0.3 million and $0.3 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2015 and December 31, 2014, approximately $0.9 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.

Collateralized agreements or repurchase financings
The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2015 and December 31, 2014, the Company held one collateralized agreement to resell with a carrying value of $30.0 million, collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $30.0 million and guaranteed by a private hedge fund with approximately $789.0 million of assets under management as of September 30, 2015. The private hedge fund has the option to repurchase the collateral from the Company at the par value of the collateralized agreement within a year. The collateralized agreement earned interest at a rate of 15.0% per annum as of September 30, 2015 and December 31, 2014.
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
Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees, management fees from a non-controlled/affiliated investment and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment and are non-refundable.
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

The following table shows the distribution of the Company’s investments on the 1 to 4 investment rating scale at fair value as of September 30, 2015:

(in millions)	As of September 30, 2015
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$234.9	16.4%	$243.6	16.5%
Investment Rating 2	1,131.6	78.9%	1,192.4	80.7%
Investment Rating 3	65.3	4.6%	41.6	2.8%
Investment Rating 4	1.8	0.1%	0.4	—
	$1,433.6	100.0%	$1,478.0	100.0%

(1)	Excludes shares and warrants.
As of September 30, 2015, all investments in the Company’s portfolio had an Investment Rating of 1 or 2 with the exception of five portfolio company names; four portfolio companies with an Investment Rating of 3 and one portfolio company with an Investment Rating of 4.
During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the Company’s investment in Edmentum had an aggregate cost basis of $30.8 million, an aggregate fair value of $15.6 million and total unearned interest income of $0.4 million for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Edmentum. Prior to the extinguishment in June 2015, the Company’s original investment in Edmentum had an aggregate cost of $31.6 million, an aggregate fair value of $16.4 million and total unearned interest income for the three and six months ended June 30, 2015 of $0.4 million and $0.8 million, respectively. The extinguishment resulted in a realized loss of $15.2 million.  Post restructuring, the Company’s investments in Edmentum have been restored to full accrual status.  As of September 30, 2015, the Company’s investments in Edmentum have an aggregate cost basis of $20.4 million and an aggregate fair value of $21.0 million.

During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring.  As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment in January 2015, the Company’s original investment in EDMC had an aggregate cost of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1.6 million.  Post restructuring, the Company’s investments in EDMC are income producing.  As of September 30, 2015, the Company’s investments in EDMC have an aggregate cost basis of $1.4 million and an aggregate fair value of $1.1 million.
During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of December 31, 2014, the Company’s investments in UniTek had an aggregate cost of $47.4 million, an aggregate fair value of $35.2 million and total unearned interest income of $1.0 million for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring. The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment in January 2015, the Company’s original investments in UniTek had an aggregate cost of $52.9 million, an aggregate fair value of $40.1 million and total unearned interest income of $0.1 million for the period then ended. The extinguishment resulted in a realized loss of $12.8 million.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of September 30, 2015, the Company’s investments in UniTek have an aggregate cost basis of $41.1 million and an aggregate fair value of $45.7 million.
As of September 30, 2015, the Company’s two super priority first lien positions in ATI Acquisition Company and its related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of September 30, 2015, the Company’s two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of September 30, 2015, the Company’s investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and total unearned interest income of $(0.1) million and $0.1 million for the three and nine months then ended. For the three and nine months ended September 30, 2014, total unearned interest income was $0.1 million and $0.2 million, respectively. As of December 31, 2014, the Company’s investment had an aggregate cost basis of $1.6 million and an aggregate fair value of $0.4 million. As of September 30, 2015 and December 31, 2014, unrealized gains (losses) include a fee that the Company would receive upon maturity of the two super priority first lien debt investments.
Portfolio and Investment Activity
The fair value of the Company’s investments was approximately $1,478.0 million in 73 portfolio companies at September 30, 2015 and approximately $1,424.7 million in 71 portfolio companies at December 31, 2014.
The following table shows the Company’s portfolio and investment activity for the nine months ended September 30, 2015 and September 30, 2014:

	Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014(1)
New investments in 26 and 36 portfolio companies, respectively	$400.8	$516.2
Debt repayments in existing portfolio companies	271.6	197.9
Sales of securities in 14 and 10 portfolio companies, respectively	73.2	84.7
Change in unrealized appreciation on 39 and 30 portfolio companies, respectively	45.9	20.4
Change in unrealized depreciation on 47 and 45 portfolio companies, respectively	(38.2)	(27.9)

(1)
For the nine months ended September 30, 2014, amounts represent the investment activity of the Predecessor Operating Company through and including May 7, 2014 and the investment activity of the Company from May 8, 2014 through September 30, 2014.

At September 30, 2015 and September 30, 2014, the Company’s weighted average Yield to Maturity at Cost was approximately 10.4% and 10.7%, respectively.

Recent Accounting Standards Updates
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers Topic 606—Summary and Amendments that Create Revenue from Contracts with Customers and Other Assets and Deferred Costs (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance was effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers Topic 606—Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement Topic 820—Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), which amends the presentation of investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. Under ASU 2015-07, an entity would remove investments measured using the practical expedient from the fair value hierarchy. ASU 2015-07 will be effective for annual and interim reporting periods after December 15, 2015. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

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
The following table for the Company for the three months ended September 30, 2015 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three Months Ended September 30, 2015	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Three Months Ended September 30, 2015
Investment income
Interest income	$33,739	$(33)	$—	$33,706
Dividend income	1,056	—	—	1,056
Other income	2,652	—	—	2,652
Total investment income(2)	37,447	(33)	—	37,414
Total expenses pre-incentive fee(3)	12,244	—	—	12,244
Pre-Incentive Fee Net Investment Income	25,203	(33)	—	25,170
Incentive fee	4,544	—	490	5,034
Post-Incentive Fee Net Investment Income	20,659	(33)	(490)	20,136
Net realized losses on investments(4)	(37)	(22)	—	(59)
Net change in unrealized (depreciation) appreciation of investments(4)	(10,237)	55	—	(10,182)
Provision for taxes	(581)	—	—	(581)
Capital gains incentive fees	—	—	490	490
Net increase in net assets resulting from operations	$9,804			$9,804

(1)
For the three months ended September 30, 2015, the Company incurred total incentive fees of $4.5 million, of which $(0.5) million related to the reduction of the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.3 million and management fee waivers of $1.2 million.

(4)
Includes net realized gains and losses on investments and net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the three months ended September 30, 2015, the Company had a $33 thousand adjustment to interest income for amortization, a decrease of $22 thousand to net realized losses and an increase of approximately $0.1 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended September 30, 2015, total adjusted investment income of $37.4 million consisted of approximately $32.2 million in cash interest from investments, approximately $0.8 million in PIK interest from investments, no prepayment fees, net amortization of purchase premiums and discounts of approximately $0.6 million, approximately $0.4 million in cash dividends from investments, $0.7 million in PIK dividends from investments and approximately $2.7 million in other income. The Company’s Adjusted Net Investment Income was $20.1 million for the three months ended September 30, 2015.

In accordance with GAAP, for the three months ended September 30, 2015, the Company decreased its hypothetical capital gains incentive fee accrual by $0.5 million based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of September 30, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
The following table for the Company for the nine months ended September 30, 2015 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Nine Months Ended September 30, 2015	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Nine Months Ended September 30, 2015
Investment income
Interest income	$102,556	$(99)	$—	$102,457
Dividend income	4,158	—	—	4,158
Other income	5,174	—	—	5,174
Total investment income(2)	111,888	(99)	—	111,789
Total expenses pre-incentive fee(3)	36,945	—	—	36,945
Pre-Incentive Fee Net Investment Income	74,943	(99)	—	74,844
Incentive fee	14,969	—	—	14,969
Post-Incentive Fee Net Investment Income	59,974	(99)	—	59,875
Net realized losses on investments(4)	(13,508)	(69)	—	(13,577)
Net change in unrealized appreciation (depreciation) of investments(4)	7,733	168	—	7,901
Provision for taxes	(1,217)	—	—	(1,217)
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$52,982			$52,982

(1)	For the nine months ended September 30, 2015, the Company incurred total incentive fees of $15.0 million, of which none was related to capital gains incentive fees on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.7 million and management fee waivers of $3.8 million.

(4)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the nine months ended September 30, 2015, the Company had a $0.1 million adjustment to interest income for amortization, a decrease of $0.1 million to net realized losses and an increase of approximately $0.2 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the nine months ended September 30, 2015, total adjusted investment income of $111.8 million consisted of approximately $94.5 million in cash interest from investments, approximately $3.0 million in PIK interest from investments, approximately $3.2 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.7 million, approximately $2.3 million in cash dividends from investments, $1.9 million in PIK dividends from investments and approximately $5.2 million in other income. The Company’s Adjusted Net Investment Income was $59.9 million for the nine months ended September 30, 2015.

In accordance with GAAP, for the nine months ended September 30, 2015, the Company did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of September 30, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
Results of Operations for the Company for the Three Months Ended September 30, 2015 and September 30, 2014
Revenue

	Three Months Ended		Percentage
(in thousands)	September 30, 2015	September 30, 2014	Change
Interest income	$33,739	$32,353	4%
Dividend income	1,056	511	107%
Other income	2,652	1,842	44%
Total investment income	$37,447	$34,706	8%
The Company’s total investment income increased by approximately $2.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The 8% increase in total investment income primarily results from an increase in interest income of approximately $1.4 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 which is attributable to larger invested balances, driven by the proceeds from the October 2014 primary offering of the Company’s common stock and the Company’s use of leverage from its revolving credit facilities and SBA-guaranteed debentures to originate new investments. The increase in dividend income during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily attributable to distributions from the Company’s investment in SLP I and PIK dividend income from an equity position. The increase in other income during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, which represents fees that are generally non-recurring in nature, was primarily attributable to higher structuring, upfront, amendment and consent fees received from portfolio companies during the three months ended September 30, 2015 and commitment fees received from three bridge facilities.
Operating Expenses

	Three Months Ended		Percentage
(in thousands)	September 30, 2015	September 30, 2014	Change
Management fee	$6,373	$5,021
Less: management fee waiver	(1,237)	—
Total management fee	5,136	5,021	2%
Incentive fee	5,034	4,520	11%
Capital gains incentive fee(1)	(490)	(2,667)	(82)%
Interest and other financing expenses	5,788	5,237	11%
Professional fees	808	890	(9)%
Administrative expenses	647	549	18%
Other general and administrative expenses	370	448	(17)%
Total expenses	17,293	13,998	24%
Less: expenses waived and reimbursed	(333)	(322)	3%
Net expenses before income taxes	16,960	13,676	24%
Income tax (benefit) expense	(172)	230	NM	*
Net expenses after income taxes	$16,788	$13,906	21%

*	Not meaningful.

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Company’s total net operating expenses increased by approximately $2.9 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The Company’s management fee increased by approximately $0.1 million, net of a management fee waiver, and incentive fees increased by approximately $0.5 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in management fee and incentive fee from the three months ended September 30, 2014 to the three months ended September 30, 2015 was attributable to larger invested balances, driven by the proceeds from the October 2014 primary offering of NMFC’s common stock and the Company’s use of leverage from its revolving credit facilities and SBA-guaranteed debentures to originate new investments. The Company’s capital gains incentive fee accrual decreased by approximately $0.5 million for the three months ended September 30, 2015 as compared to a decrease of $2.7 million for the three months ended September 30, 2014. These decreases to the capital gains incentive fee accrual were attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the periods. As of September 30, 2015, no actual capital gains incentive fee would be owed under the Investment Management Agreement by the Company if the Company had ceased operations as of September 30, 2015, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
Interest and other financing expenses increased by approximately $0.6 million during the three months ended September 30, 2015, primarily due to the Company closing of the NMFC Credit Facility (as defined below) during the second quarter of 2014 and the drawing on SBA-guaranteed debentures beginning in the fourth quarter of 2014. The Company’s total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended		Percentage
(in thousands)	September 30, 2015	September 30, 2014	Change
Net realized (losses) gains on investments	$(37)	$768	NM	*
Net change in unrealized (depreciation) appreciation of investments	(10,237)	(14,272)	28%
(Provision) benefit for taxes	(581)	115	NM	*
Total net realized (losses) gains and net change in unrealized (depreciation) appreciation of investments	$(10,855)	$(13,389)	19%

*	Not meaningful.
The Company’s net realized and unrealized losses resulted in a net loss of $10.9 million for the three months ended September 30, 2015 compared to the net realized gains and unrealized loss resulting in a net loss of approximately $13.4 million for the same period in 2014. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the three months ended September 30, 2015 was primarily driven by the overall decrease in the market prices of the Company’s investments during the period. The net loss for the three months ended September 30, 2014 was primarily driven by the overall decrease in the market prices of the Company’s investments during the period and the partial write-down related to one portfolio company. The provision for income taxes was primarily attributable to three equity investments that are held as of September 30, 2015 in three of the Company’s corporate subsidiaries.

Results of Operations for the Company for the Nine Months Ended September 30, 2015 and September 30, 2014
Revenue

	Nine Months Ended		Percentage
(in thousands)	September 30, 2015	September 30, 2014	Change
Interest income	$102,556	$51,141
Interest income allocated from the Predecessor Operating Company	—	40,515
Total interest income	102,556	91,656	12%
Dividend income	4,158	1,483
Dividend income allocated from the Predecessor Operating Company	—	2,368
Total dividend income	4,158	3,851	8%
Other income	5,174	2,551
Other income allocated from the Predecessor Operating Company	—	795
Total other income	5,174	3,346	55%
Total investment income	$111,888	$98,853	13%
The Company’s total investment income increased by approximately $13.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The 13% increase in total investment income primarily results from an increase in interest income of approximately $10.9 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 which is attributable to larger invested balances, driven by the proceeds from the October 2014 primary offering of the Company’s common stock, the Company’s use of leverage from its revolving credit facilities, SBA-guaranteed debentures and the deployment of the June 2014 proceeds from the issuance of $115.0 million of convertible notes to originate new investments and prepayment fees received associated with the early repayments or partial repayments of seven different portfolio companies held by the Company as of December 31, 2014. The increase in dividend income during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily attributable to distributions from the Company's investment in SLP I and PIK dividend income from an equity position. The increase in other income of approximately $1.8 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment and consent fees received from 16 different portfolio companies, commitment fees received from three bridge facilities and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Nine Months Ended		Percentage
(in thousands)	September 30, 2015	September 30, 2014	Change
Management fee	$19,039	$7,763
Management fee allocated from the Predecessor Operating Company	—	5,983
Less: management fee waiver	(3,866)	—
Total management fee	15,173	13,746	10%
Incentive fee	14,969	7,267
Incentive fee allocated from the Predecessor Operating Company	—	6,248
Total incentive fee	14,969	13,515	11%
Capital gains incentive fee(1)	—	(1,904)
Capital gains incentive fee allocated from the Predecessor Operating Company(1)	—	2,024
Total capital gains incentive fee(1)	—	120	(100)%
Interest and other financing expenses	16,863	7,796
Interest and other financing expenses allocated from the Predecessor Operating Company	—	4,764
Total interest and other financing expenses	16,863	12,560	34%
Professional fees	2,456	1,530
Professional fees allocated from the Predecessor Operating Company	—	1,238
Total professional fees	2,456	2,768	(11)%
Administrative expenses	1,804	909
Administrative expenses allocated from the Predecessor Operating Company	—	761
Total administrative expenses	1,804	1,670	8%
Other general and administrative expenses	1,252	687
Other general and administrative expenses allocated from the Predecessor Operating Company	—	555
Total other general and administrative expenses	1,252	1,242	1%
Total expenses	52,517	45,621	15%
Less: expenses waived and reimbursed	(733)	(1,145)	(36)%
Net expenses before income taxes	51,784	44,476	16%
Income tax expense	130	230	(43)%
Net expenses after income taxes	$51,914	$44,706	16%

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
The Company’s total net operating expenses increased by approximately $7.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The Company’s management fee increased by approximately $1.4 million, net of a management fee waiver, and incentive fees increased by approximately $1.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in management fee and incentive fee from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was attributable to larger invested balances, driven by the proceeds from the October 2014 primary offering of NMFC’s common stock, the Company’s use of leverage from its revolving credit facilities, SBA-guaranteed debentures and the deployment of the June 2014 proceeds from the issuance of $115.0 million of convertible notes to originate new investments. The Company’s capital gains incentive fees decreased by approximately $0.1 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period due to lower marks on the broader portfolio. As of September 30, 2015, no actual capital gains incentive fee would be owed under the

Investment Management Agreement by the Company if the Company had ceased operations as of September 30, 2015, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
Interest and other financing expenses increased by approximately $4.3 million during the nine months ended September 30, 2015, primarily due to the Company’s issuance of $115.0 million of convertible notes, the closing of the NMFC Credit Facility (as defined below) during the second quarter of 2014 and the drawing on SBA-guaranteed debentures beginning in the fourth quarter of 2014. The Company’s total professional fees, total administrative expenses and total other general and administrative expenses decreased $0.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Company incurred $10.9 thousand in other expenses that were not subject to the expense cap pursuant to the administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and further restricted by the Company. The Company’s expenses waived and reimbursed decreased by approximately $0.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to the expiration of the expense cap on March 31, 2014.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended		Percentage
(in thousands)	September 30, 2015	September 30, 2014	Change
Net realized losses on investments	$(13,508)	$(299)
Net realized gains on investments allocated from Predecessor Operating Company	—	8,568
Total realized (losses) gains on investments	(13,508)	8,269	NM	*
Net change in unrealized appreciation (depreciation) of investments	7,733	(8,564)
Net change in unrealized appreciation (depreciation) of investments allocated from Predecessor Operating Company	—	940
Total change in unrealized appreciation (depreciation) of investments	7,733	(7,624)	NM	*
Provision for taxes	(1,217)	(271)	NM	*
Total net realized (losses) gains and net change in unrealized appreciation (depreciation) of investments	$(6,992)	$374	NM	*

*	Not meaningful.
The Company’s net realized losses and unrealized gains resulted in a net loss of approximately $7.0 million for the nine months ended September 30, 2015 compared to the net realized gains and unrealized losses resulting in a net gain of approximately $0.4 million for the same period in 2014. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the nine months ended September 30, 2015 was primarily driven by $29.7 million of realized losses on investments resulting from the modification of terms on three portfolio companies that were accounted for as extinguishments. These losses were partially offset by sales or repayments of investments with fair values in excess of December 31, 2014 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments which included the sale of two portfolio companies resulting in realized gains of approximately $14.2 million. The net gain for the nine months ended September 30, 2014 was primarily driven by a $5.6 million gain from the sale of the Company’s warrant investments in one portfolio company and driven by sales or repayments of investments with fair values in excess of December 31, 2013 valuations resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. These gains offset the overall decrease in the market prices of the Company’s investments during the period and the partial write-down related to one portfolio company. The provision for income taxes was primarily attributable to three equity investments that are held as of September 30, 2015 in three of the Company’s corporate subsidiaries.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for the Company’s repayment of indebtedness, the Company’s investments in portfolio companies, cash distributions to the Company’s stockholders or for other general corporate purposes.
Since NMFC’s IPO, and through September 30, 2015, NMFC raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings.

On September 25, 2015, the Company completed a public offering of 5,750,000 shares of its common stock (including 750,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $14.14 per share, which resulted in net proceeds of $79.4 million. Steven B. Klinsky, the Chairman of the Company's board of directors, purchased 500,000 shares in this offering at the public offering price.
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
At September 30, 2015 and December 31, 2014, the Company had cash and cash equivalents of approximately $24.6 million and $23.4 million, respectively. Cash used in operating activities for the Company during the nine months ended September 30, 2015 and September 30, 2014 was approximately $20.9 million and $167.7 million, respectively, which includes the activity allocated from NMF Holdings. We expect that all current liquidity needs by the Company will be met with cash flows from operations and other activities.
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
Immediately prior to amending the Holdings Credit Facility, NMF SLF merged with and into NMF Holdings. The Holdings Credit Facility effectively amended and restated the Predecessor Holdings Credit Facility (as defined below), merged with the SLF Credit Facility (as defined below), and combined the amount of borrowings previously available.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2015 and the Predecessor Holdings Credit Facility for the three and nine months ended September 30, 2014.

	Three Months Ended			Nine Months Ended
(in million)	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Interest expense	$2.3	$1.7		$7.7	$5.1
Non-usage fee	$0.2	$—	(1)	$0.4	$0.2
Amortization of financing costs	$0.4	$0.2		$1.2	$0.6
Weighted average interest rate	2.6%	2.9%		2.6%	2.9%
Effective interest rate	3.3%	3.4%		3.2%	3.4%
Average debt outstanding	$350.5	$235.3		$391.0	$231.0

(1)	For the three months ended September 30, 2014, the total non-usage fee was less than $0.1 million.
As of September 30, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $385.5 million and $468.1 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2015(1)	September 30, 2014		September 30, 2015(1)	September 30, 2014
Interest expense	$—	$1.1		$—	$3.6
Non-usage fee	$—	$—	(2)	$—	$—	(2)
Amortization of financing costs	$—	$0.3		$—	$0.7
Weighted average interest rate	—%	2.2%		—%	2.2%
Effective interest rate	—%	2.7%		—%	2.7%
Average debt outstanding	$—	$202.2		$—	$210.7

(1)	Not applicable, as the SLF Credit Facility merged with and into the Holdings Credit Facility on December 18, 2014.

(2)	For the three and nine months ended September 30, 2014, the total non-usage fee was less than $50 thousand.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2015		September 30, 2014		September 30, 2015	September 30, 2014(1)
Interest expense	$0.5		$—	(2)	$1.2	$—	(2)
Non-usage fee	$—	(3)	$—	(3)	$0.1	$—	(3)
Amortization of financing costs	$0.1		$0.1		$0.3	$0.1
Weighted average interest rate	2.7%		2.7%		2.7%	2.7%
Effective interest rate	3.2%		8.9%		3.5%	10.9%
Average debt outstanding	$79.5		$6.0		$59.6	$4.6

(1)	For the nine months ended September 30, 2014, amounts reported relate to the period from June 4, 2014 (commencement of the NMFC Credit Facility) to September 30, 2014.

(2)	For the three and nine months ended September 30, 2014, the total interest expense was less than $50 thousand.

(3)	For the three months ended September 30, 2015 and for the three and nine months ended September 30, 2014, the total non-usage fee was less than $0.1 million.

As of September 30, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $67.5 million and $50.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of September 30, 2015.

September 30, 2015
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at September 30, 2015	11.7%
Conversion rate at September 30, 2015(1)(2)	63.2794
Conversion price at September 30, 2015(2)(3)	$15.80
Last conversion price calculation date	June 3, 2015

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014(1)
Interest expense	$1.4	$1.4	$4.3	$1.9
Amortization of financing costs	$0.2	$0.1	$0.6	$0.2
Effective interest rate	5.6%	5.6%	5.7%	5.6%

(1)	For the nine months ended September 30, 2014, amounts reported relate to the period from June 3, 2014 (commencement of the Convertible Notes) to September 30, 2014.
As of September 30, 2015 and December 31, 2014, the outstanding balance on the Convertible Notes was $115.0 million and $115.0 million, respectively, and NMFC was in compliance with the terms of the Indenture.
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
As of September 30, 2015 and December 31, 2014, SBIC LP had regulatory capital of $55.4 million and $42.2 million, respectively, and SBA-guaranteed debentures outstanding of $103.8 million and $37.5 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s fixed-rate SBA-guaranteed debentures as of September 30, 2015.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
Total SBA-guaranteed debentures		$103.8
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014(1)		September 30, 2015	September 30, 2014(1)
Interest expense	$0.4	$—		$0.8	$—
Amortization of financing costs	$0.1	$—	(2)	$0.1	$—	(2)
Weighted average interest rate	1.9%	—%		1.9%	—%
Effective interest rate	2.3%	—%		2.2%	—%
Average debt outstanding	$92.7	$—		$59.3	$—

(1)	For the three and nine months ended September 30, 2014, amounts reported relate to the period from August 1, 2014 (receipt of the SBIC license) to September 30, 2014.

(2)	For the three and nine months ended September 30, 2014, the total amortization of financing costs was less than $50 thousand.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2015, SBIC LP was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
The Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2015 and December 31, 2014, the Company had outstanding commitments to third parties to fund investments totaling $31.1 million and $27.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
The Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2015 and December 31, 2014, the Company had commitment letters to purchase debt investments in an aggregate par amount of $21.0 million and $0, respectively. As of September 30, 2015 and December 31, 2014, the Company had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of the Company’s significant contractual payment obligations as of September 30, 2015 is as follows:

	Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$385.5	$—	$—	$385.5	$—
Convertible Notes(2)	115.0	—	—	115.0	—
SBA-guaranteed debentures(3)	103.8	—	—	—	103.8
NMFC Credit Facility(4)	67.5	—	—	67.5	—
Total Contractual Obligations	$671.8	$—	$—	$568.0	$103.8

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($385.5 million as of September 30, 2015) must be repaid on or before December 18, 2019. As of September 30, 2015, there was approximately $109.5 million of possible capacity remaining under the Holdings Credit Facility.

(2)	The $115.0 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(3)	$37.5 million of the Company’s SBA-guaranteed debentures will mature on March 1, 2025 and $66.3 million of the Company’s SBA-guaranteed debentures will mature on September 1, 2025.

(4)
Under the terms of the $95.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($67.5 million as of September 30, 2015) must be repaid on or before June 4, 2019. As of September 30, 2015, there was approximately $27.5 million of possible capacity remaining under the NMFC Credit Facility.

The Company has certain contracts under which it has material future commitments. The Company has $31.1 million of undrawn funding commitments as of September 30, 2015 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Company’s portfolio companies. As of September 30, 2015, the Company had no bridge financing commitments and commitment letters to purchase debt investments in an aggregate par amount of $21.0 million, which could require funding in the future.
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
Distributions and Dividends
Distributions declared and paid to stockholders of the Company for the nine months ended September 30, 2015 totaled $59.2 million.

The following table summarizes the quarterly cash distributions, including dividends and returns of capital, if any, per share that have been declared by the Predecessor Operating Company's board of directors from the IPO until May 8, 2014, and the Company’s board of directors thereafter:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2015
Third Quarter	August 4, 2015	September 16, 2015	September 30, 2015	$0.34
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
				$1.02
December 31, 2014
Fourth Quarter	November 4, 2014	December 16, 2014	December 30, 2014	$0.34
Third Quarter	August 5, 2014	September 16, 2014	September 30, 2014	0.34
Third Quarter	July 30, 2014	August 20, 2014	September 3, 2014	0.12	(1)
Second Quarter	May 6, 2014	June 16, 2014	June 30, 2014	0.34
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	0.34
				$1.48
December 31, 2013
Fourth Quarter	November 8, 2013	December 17, 2013	December 31, 2013	$0.34
Third Quarter	August 7, 2013	September 16, 2013	September 30, 2013	0.34
Third Quarter	August 7, 2013	August 20, 2013	August 30, 2013	0.12	(2)
Second Quarter	May 6, 2013	June 14, 2013	June 28, 2013	0.34
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	0.34
				$1.48
December 31, 2012
Fourth Quarter	December 27, 2012	December 31, 2012	January 31, 2013	$0.14	(3)
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter	May 8, 2012	May 21, 2012	May 31, 2012	0.23	(4)
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32
				$1.71
December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27
				$0.86
Total				$6.55

(1)	Special dividend related to realized capital gains attributable to the Company’s warrant investments in Learning Care Group (US), Inc.

(2)	Special dividend related to a distribution received attributable to NMF Holdings’ investment in YP Equity Investors LLC.

(3)	Special dividend intended to minimize to the greatest extent possible NMFC’s U.S. federal income or excise tax liability.

(4)	Special dividend related to estimated realized capital gains attributable to NMF Holdings’ investments in Lawson Software, Inc. and Infor Lux Bond Company.

Tax characteristics of all dividends paid by the Company were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Company will be determined by the board of directors.
The Company intends to pay quarterly distributions to its stockholders in amounts sufficient to maintain its status as a RIC. The Company intends to distribute approximately all of its Adjusted Net Investment Income on a quarterly basis and substantially all of its taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.
The Company maintains an “opt out” dividend reinvestment plan on behalf of its common stockholders, pursuant to which each of its stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash.  See Item 1—Financial Statements—Note 2, Summary of Significant Accounting Policies for additional details regarding the Company’s dividend reinvestment plan.
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

•
The Company has entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expense, trading expenses and management and incentive fees) had been capped at $4.25 million for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2015, approximately $0.3 million and $1.1 million, respectively, of indirect administrative expenses were included in administrative expenses, of which $0.3 million and $0.7 million, respectively, of indirect administrative expenses were waived by the Administrator. For the three and nine months ended September 30, 2014, approximately $0.3 million and $1.1 million, respectively, of indirect administrative expenses were included in administrative expenses, of which $0.3 million and $0.8 million, respectively, of indirect administrative expenses were waived by the Administrator. As of September 30, 2015 and December 31, 2014, approximately $0 and $0.3 million, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.

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
The Company is subject to certain financial market risks, such as interest rate fluctuations. During the nine months ended September 30, 2015, certain of the loans held in the Company’s portfolio had floating interest rates. As of September 30, 2015, approximately 85.5% of investments at fair value (excluding investments on non-accrual, revolvers, delayed draws and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 14.5% of investments at fair value represent fixed-rate investments. Additionally, the Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Company’s portfolio of investments held on September 30, 2015. Interest expense is calculated based on the terms of the Company’s outstanding revolving credit facilities and convertible notes. For the Company’s floating rate credit facilities, the Company uses the outstanding balance as of September 30, 2015. Interest expense on the Company’s floating rate credit facilities are calculated using the interest rate as of September 30, 2015, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Company’s portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2015. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2015, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.77%	(1)
Base Interest Rate	—%
+100 Basis Points	(1.79)%
+200 Basis Points	4.42%
+300 Basis Points	11.18%

(1)	Limited to the lesser of the September 30, 2015 LIBOR rates or a decrease of 25 basis points.
The Company was not exposed to any foreign currency exchange risks as of September 30, 2015.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
The Company, the Company’s consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2015. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of securities during the quarter ended September 30, 2015.
Issuer Purchases of Equity Securities
For the quarter ended September 30, 2015, we did not purchase any common stock in the open market.

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

10.8	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)

10.9	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.10	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)

10.11	Second Amended and Restated Administration Agreement(11)

10.12	Form of Trademark License Agreement(1)

10.13	Amendment No. 1 to Trademark License Agreement(4)

10.14	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.15	Dividend Reinvestment Plan(2)

Exhibit Number	Description
11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Supplemental Financial Information

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on December 23, 2014.

(10)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on January 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 5, 2015.

(12)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 30, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2015.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ MELODY L. SIU
Melody L. Siu
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)