Form 10-K
period 2015-12-31
New Mountain Finance Corp
filed 2016-02-29
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00832	New Mountain Finance Corporation 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	27-2978010
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
None
_________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 30, 2015, based on the closing price on that date of $14.49, on the New York Stock Exchange was $786.8 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 26, 2016
Common stock, par value $0.01 per share	63,880,437
Portions of the Registrants' Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

PART I
Item 1.    Business
New Mountain Finance Corporation
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act").
On May 19, 2011, we priced our initial public offering (the "IPO") of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, we sold an additional 2,172,000 shares of our common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates) in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities (as defined below). In connection with our IPO and through a series of transactions, New Mountain Finance Holdings, L.L.C. ("NMF Holdings" or the "Predecessor Operating Company") acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.
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
Until May 8, 2014, NMF Holdings was externally managed by New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser"). As of May 8, 2014, the Investment Adviser serves as the external investment adviser to NMFC. New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management totaling more than $15.0 billion(1), which includes total assets held by us. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".
Prior to December 18, 2014, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF") was a Delaware limited liability company. NMF SLF was a wholly-owned subsidiary of NMF Holdings and thus our wholly-owned indirect subsidiary. NMF SLF was bankruptcy-remote and non-recourse to us. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7, Borrowings for additional information on our credit facilities.
_______________________________________________________________________________

(1)	Includes amounts committed, not all of which have been drawn down and invested to date, as of December 31, 2015.

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
Structure
Prior to the Restructuring (as defined below) on May 8, 2014, NMFC and AIV Holdings were holding companies with no direct operations of their own, and their sole asset was their ownership in NMF Holdings. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated (the "Operating Agreement"), of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of NMF Holdings (the number of units were equal to the number of shares of NMFC's common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to AIV Holdings in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC's common stock on a one-for-one basis at any time.
The original structure was designed to generally prevent NMFC and its stockholders from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities' assets, and rather such amounts would be allocated generally to AIV Holdings. The result was that any distributions made to NMFC's stockholders that were attributable to such gains generally were not treated as taxable dividends but rather as return of capital.
Since our IPO, and through December 31, 2015, we raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares of common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from NMF Holdings units of NMF Holdings equal to the number of shares of our common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, we owned 100.0% of the units of NMF Holdings, which became our wholly-owned subsidiary.
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
Effective May 8, 2014, NMF Holdings amended and restated its Operating Agreement such that the board of directors of NMF Holdings was dissolved and NMF Holdings remained a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for NMF Holdings' credit facility, and NMFC assumed all other operating activities previously undertaken by NMF Holdings under the management of the Investment Adviser (collectively, the "Restructuring"). After the Restructuring, all wholly-owned direct and indirect subsidiaries of NMFC are consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America ("GAAP"). NMFC continues to remain a BDC regulated under the 1940 Act.
Also, on May 8, 2014, NMF Holdings filed Form 15 with the SEC to terminate NMF Holdings' registration under Section 12(g) of the Exchange Act. As a special purpose entity, NMF Holdings is bankruptcy-remote and non-recourse to NMFC. In addition, the assets held at NMF Holdings will continue to be used to secure NMF Holdings' credit facility.
Current Organization
During the year ended December 31, 2015, we established a wholly-owned subsidiary, NMF QID NGL Holdings, Inc. (“NMF QID”). Our wholly-owned subsidiaries, NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID and NMF YP Holdings Inc. ("NMF YP"), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. ("NMF Servicing") serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. ("SBIC LP"), and its general partner, New Mountain Finance SBIC G.P., L.L.C. ("SBIC GP"), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC LP received a license from the U.S. Small Business Administration (the "SBA") to operate as a small business investment company ("SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act").

The diagram below depicts our organizational structure as of December 31, 2015.
_______________________________________________________________________________

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.
New Mountain Finance Advisers BDC, L.L.C.
The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. For additional information on the investment committee, see "Investment Committee" section.
New Mountain Finance Administration, L.L.C.
The Administrator provides the administrative services necessary to conduct our day-to-day operations. The Administrator also performs, or oversees the performance of, our financial records, our reports to stockholders and reports filed with the SEC. The Administrator performs the calculation and publication of our net asset values, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator may also provide, on our behalf, managerial assistance to its portfolio companies.
Competition
We compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence with the broader New Mountain Capital team and our model of investing in companies and industries we know well.
We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors.

Investment Objective and Portfolio
Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, our investments may also include equity interests such as preferred stock, common stock, warrants or options received in connection with our debt investments or may include a direct investment in the equity of private companies.
We make investments through both primary originations and open-market secondary purchases. We primarily target loans to, and invest in, the U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $20.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC LP’s investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC LP’s investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2015, our top five industry concentrations were software, business services, education, distribution & logistics and federal services. Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $50.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2015, our portfolio consisted of 75 portfolio companies and was invested 44.3% in first lien loans, 41.8% in second lien loans, 5.8% in subordinated debt and 8.1% in equity and other, as measured at fair value versus 71 portfolio companies invested 47.6% in first lien loans, 42.4% in second lien loans, 4.3% in subordinated debt and 5.7% in equity and other at December 31, 2014.
The fair value of our investments was approximately $1,512.2 million in 75 portfolio companies at December 31, 2015 and approximately $1,424.7 million in 71 portfolio companies at December 31, 2014. At December 31, 2013, our only investment was our investment in the Predecessor Operating Company. The fair value of the Predecessor Operating Company's investments was approximately $1,115.7 million in 59 portfolio companies at December 31, 2013.
The following table shows our portfolio and investment activity for the years ended December 31, 2015 and December 31, 2014 and the Predecessor Operating Company's portfolio and investment activity for the year ended December 31, 2013:

	Years Ended December 31,
(in millions)	2015	2014(1)	2013
New investments in 36, 43 and 34 portfolio companies, respectively	$612.7	$720.9	$529.3
Debt repayments in existing portfolio companies	400.8	267.5	395.4
Sales of securities in 15, 14 and 12 portfolio companies, respectively	83.1	117.0	31.2
Change in unrealized appreciation on 23, 20 and 45 portfolio companies, respectively	44.7	21.2	27.9
Change in unrealized depreciation on 70, 60 and 29 portfolio companies, respectively	(79.9)	(63.9)	(19.9)
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, amounts represent the investment activity of the Predecessor Operating Company through and including May 7, 2014 and our investment activity from May 8, 2014 through December 31, 2014.

At December 31, 2015 and December 31, 2014, our weighted average Yield to Maturity at Cost was approximately 10.7% and 10.7%, respectively. The Yield to Maturity at Cost ("Yield to Maturity at Cost") calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date). This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.

The following summarizes our ten largest portfolio company investments and top ten industries in which we were invested as of December 31, 2015, calculated as a percentage of total assets as of December 31, 2015.

Portfolio Company	Percent of Total Assets
Crowley Holdings Preferred, LLC	3.2%
UniTek Global Services, Inc.	3.0%
Tenawa Resource Holdings LLC	2.7%
Deltek, Inc.	2.6%
TIBCO Software Inc.	2.5%
AssuredPartners, Inc.	2.4%
Kronos Incorporated	2.3%
Hill International, Inc.	2.3%
ProQuest LLC	2.1%
Navex Global, Inc.	2.1%
Total	25.2%

Industry Type	Percent of Total Assets
Software	23.1%
Business Services	23.0%
Education	10.4%
Distribution & Logistics	7.3%
Federal Services	6.0%
Consumer Services	4.3%
Energy	4.1%
Healthcare Services	3.9%
Media	3.0%
Healthcare Products	2.3%
Total	87.4%
Investment Criteria
The Investment Adviser has identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.

•
Defensive growth industries.  We seek to invest in industries that can succeed in both robust and weak economic environments but which are also sufficiently large and growing to achieve high valuations providing enterprise value cushion for our targeted debt securities.

•	High barriers to competitive entry. We target industries and companies that have well defined industries and well established, understandable barriers to competitive entry.

•	Recurring revenue. Where possible, we focus on companies that have a high degree of predictability in future revenue.

•	Flexible cost structure. We seek to invest in businesses that have limited fixed costs and therefore modest operating leverage.

•
Strong free cash flow and high return on assets.  We focus on businesses with a demonstrated ability to produce meaningful free cash flow from operations. We typically target companies that are not asset intensive and that have minimal capital expenditure and minimal working capital growth needs.

•
Sustainable business and niche market dominance.  We seek to invest in businesses that exert niche market dominance in their industry and that have a demonstrated history of sustaining market leadership over time.

•
Established companies.  We seek to invest in established companies with sound historical financial performance. We do not intend to invest in start-up companies or companies with speculative business plans.

•	Private equity sponsorship. We generally seek to invest in companies in conjunction with private equity sponsors who we know and trust and who have proven capabilities in building value.

•
Seasoned management team.  We generally require that its portfolio companies have a seasoned management team with strong corporate governance. Oftentimes we have a historical relationship with or direct knowledge of key managers from previous investment experience.

Investment Selection and Process
The Investment Adviser believes it has developed a proven, consistent and replicable investment process to execute our investment strategy. The Investment Adviser seeks to identify the most attractive investment sectors from the top down and then works to become the most advantaged investor in these sectors. The steps in the Investment Adviser's process include:

•	Identifying attractive investment sectors top down;

•	Creating competitive advantages in the selected industry sectors; and

•	Targeting companies with leading market share and attractive business models in its chosen sectors.
Investment Committee
The Investment Adviser's investment committee (the "Investment Committee") currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Beginning in August 2015, Matthew S. Holt was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. The Investment Committee is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
The purpose of the Investment Committee is to evaluate and approve, as deemed appropriate, all investments by the Investment Adviser, subject to certain thresholds. The Investment Committee process is intended to bring the diverse experience and perspectives of the Investment Committee's members to the analysis and consideration of every investment. The Investment Committee also serves to provide investment consistency and adherence to the Investment Adviser's investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. Members of our investment team are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.
Investment Structure
We target debt investments that will yield meaningful current income and occasionally provide the opportunity for capital appreciation through equity securities. Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target.
Debt Investments
The terms of our debt investments are tailored to the facts and circumstances of the transaction and prospective portfolio company and structured to protect its rights and manage its risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that we collect on our debt investments.

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

In addition, from time to time we may also enter into revolving credit facilities, bridge financing commitments, delayed draw commitments or other commitments which can result in providing future financing to a portfolio company.
Equity Investments
When we make a debt investment, we may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding. In addition, we may from time to time make non-control, equity co-investments in conjunction with private equity sponsors. We generally seek to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.
Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We use several methods of evaluating and monitoring the performance of our investments, including but not limited to, the following:

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

•
Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2015:

(in millions)	As of December 31, 2015
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$189.7	12.6%	$247.6	16.4%
Investment Rating 2	1,251.5	83.0%	1,231.9	81.5%
Investment Rating 3	65.3	4.3%	32.3	2.1%
Investment Rating 4	1.8	0.1%	0.4	—%
	$1,508.3	100.0%	$1,512.2	100.0%
_______________________________________________________________________________

(1)	Excludes shares and warrants.
Exit Strategies/Refinancing
We exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity or (iv) the sale of the debt investment by us. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
Valuation
At all times consistent with GAAP and the 1940 Act, we conduct a valuation of assets, which impacts our net asset value.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:

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

b.	For investments other than bonds, the investment professionals of the Investment Adviser look at the number of quotes readily available and perform the following:

i.	Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

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

c.
If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the investment professionals of the Investment Adviser do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and

d.
When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

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
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of certain investments may fluctuate from period to period and the fluctuations could be material.
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
We have a board of directors. A majority of our board of directors must be persons who are not interested persons, as that term is defined in the 1940 Act. As a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.
As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings, excluding SBA-guaranteed debentures, and any preferred stock we may issue in the future, of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our total assets or we may borrow an amount equal to 100.0% of net assets). We monitor our compliance with this coverage ratio on a regular basis.
We may, to the extent permitted under the 1940 Act, issue additional equity or debt capital. We will generally not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC.

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
In addition, as a BDC, we are not permitted to issue stock in consideration for services.
Taxation as a Regulated Investment Company
We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our stockholders as dividends. Rather, dividends distributed (or deemed distributed) by us generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income recognized by us.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify as a RIC, we must distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income", which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").
We will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed and on which we did not pay corporate-level U.S. federal income tax, in preceding years (the "Excise Tax Avoidance Requirement"). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships", or other income derived with respect to our business of investing in such stock or securities (the "90.0% Income Test"); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•
no more than 25.0% of the value of our assets are invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) businesses or of certain "qualified publicly traded partnerships" (the "Diversification Tests").

A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income". If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years.

Failure to Qualify as a Regulated Investment Company
If we fail to satisfy the 90.0% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to our stockholders as ordinary dividend income and, subject to certain limitations under the Code, any such distributions may be eligible for the 20.0% maximum rate applicable to non-corporate taxpayers to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain.
Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the ten-year period (or five-year period for taxable years beginning during 2013) after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.
SBA Regulation
On August 1, 2014, our wholly-owned direct and indirect subsidiary, SBIC LP received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act. SBIC LP has an investment strategy and philosophy substantially similar to ours and makes similar types of investments in accordance with SBA regulations.
A license allows SBIC LP to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, a standard debenture licensed SBIC is eligible for two tiers of leverage capped at $150.0 million, where each tier is equivalent to the SBIC's regulatory capital, which generally equates to the amount of equity capital in the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. As of December 31, 2015, SBIC LP had $117.7 million of outstanding SBA-guaranteed debentures. SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment if applicable, on a regular basis and annual examinations conducted by the SBIC. The SBA, as a creditor, will have a superior claim to SBIC LP's assets over our stockholders in the event SBIC LP is liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.
On November 5, 2014, we received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of SBIC LP from our 200.0% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200.0%. This provides us with increased investment flexibility but also increases our risks related to leverage.
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
The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in associates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.
The SBA regulations require, among other things, an annual periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor.
In December 2015, the 2016 omnibus spending bill approved by the U.S. Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval.
Investment Management Agreement
We are a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services. The following summarizes our arrangements with the Investment Adviser pursuant to an investment advisory and management agreement (the "Investment Management Agreement").
Management Services
The Investment Adviser is registered as an Investment Adviser under the Advisers Act. The Investment Adviser serves pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of our board of directors, the Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes;

•	determines the securities and other assets that we will purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of our investments that we make;

•	executes, monitors and services the investments that we make;

•	performs due diligence on prospective portfolio companies;

•	votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require.
The Investment Adviser's services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with New Mountain Capital are permitted to furnish similar services to other entities.
Management Fees
Pursuant to the Investment Management Agreement, we have agreed to pay the Investment Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to the Investment Adviser and any incentive fees paid in cash to the Investment Adviser are borne by us and, as a result, are indirectly borne by our common stockholders.

Base Management Fees
Pursuant to the Investment Management Agreement, the base management fee is calculated at an annual rate of 1.75% of our gross assets, which equals our total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the senior loan fund's Loan and Security Agreement with Wells Fargo Bank, National Association, dated October 27, 2010, as amended (the "SLF Credit Facility"), and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets, which equals our total assets, as determined in accordance with GAAP, less the borrowings under the SLF Credit Facility and cash and cash equivalents, at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. We have not invested, and currently do not invest, in derivatives. To the extent we invest in derivatives in the future, we will use the actual value of the derivatives, as reported on our Consolidated Statements of Assets and Liabilities, for purposes of calculating our base management fee.
Since our IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings' Loan and Security Agreement with Wells Fargo Bank, National Association, dated May 19, 2011, as amended and restated (the "Predecessor Holdings Credit Facility"), and into the Second Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association (the "Holdings Credit Facility") on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7, Borrowings for additional information on our credit facilities. Post credit facility merger and to be consistent with the methodology since our IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which approximated $304.9 million as of December 31, 2015. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2015, total management fees waived was approximately $5.2 million.
Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of December 31, 2015), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under GAAP, our IPO did not step-up the cost basis of the Predecessor Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. We track the transferred (or fair market) value of each of our investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjust Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on our investments as if each investment was purchased at the date of our IPO, or stepped up to fair market value. This is defined as "Pre-Incentive Fee Adjusted Net Investment Income". We also use the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains ("Adjusted Realized Capital Gains") or losses ("Adjusted Realized Capital Losses") and unrealized capital appreciation ("Adjusted Unrealized Capital Appreciation") and unrealized capital depreciation ("Adjusted Unrealized Capital Depreciation").
Pre-Incentive Fee Adjusted Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a "hurdle rate" of 2.0% per quarter (8.0% annualized), subject to a "catch-up" provision measured as of the end of each calendar quarter. The hurdle rate is appropriately pro-rated for any partial periods. The calculation of our incentive fee with respect to the Pre-Incentive Fee Adjusted Net Investment Income for each quarter is as follows:

•
No incentive fee is payable to the Investment Adviser in any calendar quarter in which our Pre-Incentive Fee Adjusted Net Investment Income does not exceed the hurdle rate of 2.0% (the "preferred return" or "hurdle").

•
100.0% of our Pre-Incentive Fee Adjusted Net Investment Income with respect to that portion of such Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of our Pre-Incentive Fee Adjusted Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up". The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of our Pre-Incentive Fee Adjusted Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Adjusted Net Investment Income exceeds 2.5% in any calendar quarter.

•
20.0% of the amount of our Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

The second part will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of our Adjusted Realized Capital Gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.
In accordance with GAAP, we accrue a hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.
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
Management fee(2) = 0.44%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Adjusted Net Investment Income
(investment income – (management fee + other expenses)) = 2.86%
Incentive fee = 100.00% × Pre-Incentive Fee Adjusted Net Investment Income (subject to "catch-up")(4)
Incentive fee = 100.00% × "catch-up" + (20.00% × (Pre-Incentive Fee Adjusted Net Investment Income 2.50%))
Catch-up = 2.50% – 2.00%
                = 0.50%
Incentive fee = (100.00% × 0.50%) + (20.00% × (2.86% – 2.50%))
                      = 0.50% + (20.00% × 0.36%)
                      = 0.50% + 0.07%
                      = 0.57%
Pre-Incentive Fee Adjusted Net Investment Income exceeds the hurdle rate, and fully satisfies the "catch-up" provision, therefore the income related portion of the incentive fee is 0.57%.
_______________________________________________________________________________

*
The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets and assumes, for our investments held prior to the IPO, interest income has been adjusted to reflect the amortization of purchase or original issue discount as if each investment was purchased at the date of the IPO, or stepped up to fair market value.

(1)	Represents 8.00% annualized hurdle rate.

(2)	Assumes 1.75% annualized base management fee.

(3)	Excludes organizational and offering expenses.

(4)
The "catch-up" provision is intended to provide the Investment Adviser with an incentive fee of 20.00% on all Pre-Incentive Fee Adjusted Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.50% in any calendar quarter.

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
_______________________________________________________________________________

*
The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example. The capital gains incentive fees are calculated on an "adjusted" basis for our investments held prior to the IPO and assumes those investments have been adjusted to reflect the amortization of purchase or original issue discount as if each investment was purchased at the date of the IPO, or stepped up to fair market value.

(1)
As noted above, it is possible that the cumulative aggregate capital gains fee received by the Investment Adviser ($7.0 million) is effectively greater than $5.0 million (20.0% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25.0 million)).

Payment of Expenses
Our primary operating expenses are the payment of a base management fee and any incentive fees under the Investment Management Agreement and the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	organizational and offering expenses;

•	the investigation and monitoring of our investments;

•	the cost of calculating net asset value;

•	interest payable on debt, if any, to finance our investments;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the Investment Management Agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state, local and foreign taxes;

•	independent directors' fees and expenses;

•	brokerage commissions;

•	costs of proxy statements, stockholders' reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	fidelity bond, liability insurance and other insurance premiums; and

•
printing, mailing and all other direct expenses incurred by either the Investment Adviser or us in connection with administering our business, including payments under the Administration Agreement that is based upon our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, including the allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staffs.

Board Consideration of the Investment Management Agreement
Our board of directors determined at an in-person meeting held on February 3, 2016, to re-approve our Investment Management Agreement with the Investment Adviser. In the consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Investment Adviser;

•	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

•
any existing and potential sources of indirect income to the Investment Adviser or the Administrator from their relationships with us and the profitability of those relationships, including through the Investment Management Agreement and the Administration Agreement;

•	information about the services to be performed and the personnel performing such services under the Investment Management Agreement;

•	the organizational capability and financial condition of the Investment Adviser and its affiliates;

•
the Investment Adviser's practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers' provision of brokerage and research services to the Investment Adviser; and

•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, our board of directors, including a majority of the non-interested directors, concluded that fees payable to the Investment Adviser pursuant to the Investment Management Agreement were reasonable in relation to the services to be provided. Our board of directors did not assign relative weights to the above factors or the other factors considered by them. In addition, our board of directors did not reach any specific conclusion on each factor considered, but conducted an overall analysis of these factors. Individual members of our board of directors may have given different weights to different factors.
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

(iv)	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2)	Securities of any eligible portfolio company that a BDC controls.

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

4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and a BDC already owns 60.0% of the outstanding equity of the eligible portfolio company.

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
As of December 31, 2015, 6.8% of our total assets were non-qualifying assets.

Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of its securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate provides such managerial assistance on our behalf to portfolio companies that request this assistance.
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Holdings Credit Facility, or the Senior Secured Revolving Credit Agreement with Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, dated June 4, 2014, as amended (together with the related guarantee and security agreement, the "NMFC Credit Facility"), or the convertible notes issued on June 3, 2014 under our indenture with U.S. Bank National Association (the "Convertible Notes")), we must make provisions to prohibit any distribution to our stockholders or the repurchase of its equity securities unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. We received exemptive relief from the SEC on November 5, 2014, allowing us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from this calculation. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, District of Columbia 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330, and a copy of the code of ethics may be obtained, after paying a duplication fee, by electronic request at the following e-mail address: publicinfo@sec.gov. In addition, the code of ethics is available on the SEC’s Internet site at http://www.sec.gov.
Compliance Policies and Procedures
We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Investment Adviser. The proxy voting policies and procedures of the Investment Adviser are set forth below. The guidelines will be reviewed periodically by the Investment Adviser and our non-interested directors, and, accordingly, are subject to change.
Introduction
As an investment adviser registered under the Advisers Act, the Investment Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.
The policies and procedures for voting proxies for the investment advisory clients of the Investment Adviser are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Proxy policies
The Investment Adviser will vote proxies relating to our securities in our best interest. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision making process disclose to the chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy voting records
You may obtain, without charge, information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 787 Seventh Avenue, 48th Floor, New York, New York 10019.
Staffing
We do not have any employees. Day-to-day investment operations that are conducted by us are managed by the Investment Adviser. See “—Investment Management Agreement”. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. For a more detailed discussion of the Administration Agreement, see Item 8.—Financial Statements and Supplementary Data—Note 5, Agreements.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, management is required to prepare a report regarding their assessment of their internal control over financial reporting and are required to obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act of 2002 requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act of 2002 and will take actions necessary to ensure that we are in compliance therewith.
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
Privacy Notice
Your privacy is very important to us. This Privacy Notice sets forth our policies with respect to non-public personal information about our stockholders and prospective and former stockholders. These policies apply to our stockholders and may be changed at any time, provided a notice of such change is given to you. This notice supersedes any other privacy notice you may have received from us.
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
We do not share this information with any non-affiliated third party except as described below.

•	Authorized Employees of our Investment Adviser. It is our policy that only authorized employees of our investment adviser who need to know your personal information will have access to it.

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
If you have any questions regarding this policy or the treatment of your non-public personal information, please contact our Chief Compliance Officer at (212) 655-0083.

Item 1A.    Risk Factors
You should carefully consider the significant risks described below, together with all of the other information included in this Form 10-K, including our consolidated financial statements and the related notes, before making an investment decision in us. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline. There can be no assurance that we will achieve our investment objective and you may lose all or part of your investment.
RISKS RELATED TO OUR BUSINESS AND STRUCTURE
Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the U.S., which could have, a materially negative impact on our business, financial condition and results of operations.
The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of certain major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. Government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. Since 2010, several European Union ("EU") countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
We may suffer credit losses.
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.

We do not expect to replicate the Predecessor Entities' historical performance or the historical performance of other entities managed or supported by New Mountain Capital.
We do not expect to replicate the Predecessor Entities' historical performance or the historical performance of New Mountain Capital's investments. Our investment returns may be substantially lower than the returns achieved by the Predecessor Entities. Although the Predecessor Entities commenced operations during otherwise unfavorable economic conditions, this was a favorable environment in which the Predecessor Operating Company could conduct its business in light of its investment objectives and strategy. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or its affiliates.
We are generally not permitted to invest in any portfolio company in which New Mountain Capital or any of its affiliates currently have an investment or to make any co-investments with New Mountain Capital or its affiliates, except to the extent permitted by the 1940 Act. This may adversely affect the pace at which we make investments. Moreover, we may operate with a different leverage profile than the Predecessor Entities. Furthermore, none of the prior results from the Predecessor Entities were from public reporting companies, and all or a portion of these results were achieved in particularly favorable market conditions for the Predecessor Operating Company's investment strategy which may never be repeated. Finally, we can offer no assurance that our investment team will be able to continue to implement our investment objective with the same degree of success as it has had in the past.
There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our board of directors in accordance with our valuation policy.
Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our board of directors in accordance with our valuation policy, which is at all times consistent with GAAP. See Item 8.—Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies or Note 4, Fair Value for additional information on valuations.
Our board of directors utilizes the services of one or more independent third-party valuation firms to aid it in determining the fair value with respect to our material unquoted assets in accordance with our valuation policy. The inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The types of factors that the board of directors takes into account in determining the fair value of our investments generally include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.
Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to be materially understated or overstated. In addition, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.
We may adjust quarterly the valuation of our portfolio to reflect our board of directors' determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky and Robert A. Hamwee, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2015 consisted of approximately 100 staff members of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
The Investment Committee, which provides oversight over our investment activities, is provided by the Investment Adviser. The Investment Committee currently consists of five members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operation and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
The Investment Adviser has limited experience managing a BDC or a RIC, which could adversely affect our business.
Other than us, the Investment Adviser has not previously managed a BDC or a RIC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70.0% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. The Investment Adviser's lack of experience in managing a portfolio of assets under the constraints applicable to BDCs and RICs may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. If we fail to maintain our status as a BDC or as a RIC, our operating flexibility could be significantly reduced.
We operate in a highly competitive market for investment opportunities and may not be able to compete effectively.
We compete for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements that we must satisfy to maintain our RIC status. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle-market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our stockholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected, thus affecting our business, financial condition and results of operations. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.
Our business, results of operations and financial condition depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective and to grow depends on the Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement and may also be called upon to provide managerial assistance to our portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.
The incentive fee may induce the Investment Adviser to make speculative investments.
The incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to the Investment Adviser is calculated based on a percentage of our return on investment capital. This may encourage the Investment Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is payable based upon our gross assets, which includes any borrowings for investment purposes, but excludes borrowings under the SLF Credit Facility and cash and cash equivalents for investment purposes, the Investment Adviser may be further encouraged to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.
The incentive fee payable to the Investment Adviser also may create an incentive for the Investment Adviser to invest in instruments that have a deferred interest feature, even if such deferred payments would not provide the cash necessary to pay current distributions to our stockholders. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of the incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligations. In addition, the “catch-up” portion of the incentive fee may encourage the Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

We may be obligated to pay the Investment Adviser incentive compensation even if we incur a loss.
The Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our Pre-Incentive Fee Adjusted Net Investment Income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our Pre-Incentive Fee Adjusted Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that it may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

The incentive fee we pay to the Investment Adviser with respect to capital gains may be effectively greater than 20.0%.
As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee we pay to the Investment Adviser, the cumulative aggregate capital gains fee received by the Investment Adviser could be effectively greater than 20.0%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. We cannot predict whether, or to what extent, this payment calculation would affect your investment in our common stock.

We borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.
We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital and may, consequently, increase the risk of investing in us. We expect to continue to use leverage to finance our investments, through senior securities issued by banks and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to claims of our common stockholders. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had it not leveraged. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have had it not borrowed. Such a decline could adversely affect our ability to make common stock dividend payments. In addition, because our investments may be illiquid, we may be unable to dispose of them or to do so at a favorable price in the event we need to do so if we are unable to refinance any indebtedness upon maturity and, as a result, we may suffer losses. Leverage is generally considered a speculative investment technique.
Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the Investment Adviser’s management fee is payable to the Investment Adviser based on gross assets, including those assets acquired through the use of leverage, the Investment Adviser may have a financial incentive to incur leverage which may not be consistent with our interests and the interests of our common stockholders. In addition, holders of our common stock will, indirectly, bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to the Investment Adviser.
At December 31, 2015, we had $419.3 million, $90.0 million, $115.0 million and $117.7 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the Convertible Notes and the SBA-guaranteed debentures, respectively. The Holdings Credit Facility had a weighted average interest rate of 2.6% for the year ended December 31, 2015, the NMFC Credit Facility had a weighted average interest rate of 2.7% for the year ended December 31, 2015 and the SBA-guaranteed debentures had a weighted average interest rate of 2.4% for the year ended December 31, 2015. The interest rate on the Convertible Notes is 5.0% per annum.
If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.
The Holdings Credit Facility includes covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility also includes a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in the Holdings Credit Facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).
The NMFC Credit Facility includes customary covenants, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.
Our Convertible Notes are subject to certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions.
The breach of any of the covenants or restrictions, unless cured within the applicable grace period, would result in a default under the applicable credit facility that would permit the lenders thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition. An event of default or an acceleration under the credit facilities could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to the credit facilities if for any reason we are unable to comply with it, and we may not be able to refinance the credit facilities on terms acceptable to us, or at all.

We may enter into reverse repurchase agreements, which are another form of leverage.
We may enter into reverse repurchase agreements as part of our management of our investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, the payor will be required to repay the loan and correspondingly receive back its collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit.
Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired with the proceeds of a reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to repurchase under the reverse repurchase agreement. In addition, there is a risk that the market value of the securities effectively pledged by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are more than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements transactions, our net asset value would decline, and, in some cases, we may be worse off than if such instruments had not been used.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The revolving period under the Holdings Credit Facility ends on December 18, 2017, and the Holdings Credit Facility matures on December 18, 2019. The NMFC Credit Facility and the Convertible Notes mature on June 4, 2019 and June 15, 2019, respectively. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
We may need to raise additional capital to grow.
We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.
A renewed disruption in the capital markets and the credit markets could adversely affect our business.
As a BDC, we must maintain our ability to raise additional capital for investment purposes. If we are unable to access the capital markets or credit markets, we may be forced to curtail our business operations and may be unable to pursue new investment opportunities. The capital markets and the credit markets have experienced extreme volatility in recent periods, and, as a result, there have been and will likely continue to be uncertainty in the financial markets in general. Disruptions in the capital markets in recent years increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans that we originate and/or fund and adversely affect the value of our portfolio investments. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and, consequently, could adversely impact our business, results of operations and financial condition.
If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and contained in the Holdings Credit Facility and NMFC Credit Facility. Any such failure would affect our ability to issue senior securities, borrow under the Holdings Credit Facility and NMFC Credit Facility and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations, or reapply for SBIC licenses. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future credit facilities. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.
Changes in interest rates may affect our cost of capital and net investment income.
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
SBIC LP is licensed by the SBA and is subject to SBA regulations.
On August 1, 2014, our wholly-owned direct and indirect subsidiary, SBIC LP, received its license to operate as an SBIC under the 1958 Act and is regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies, regulates the types of financings, prohibits investing in small businesses with certain characteristics or in certain industries and requires capitalization thresholds that limit distributions to us. Compliance with SBIC requirements may cause SBIC LP to invest at less competitive rates in order to find investments that qualify under the SBA regulations.
The SBA regulations require, among other things, an annual periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor. If SBIC LP fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC LP's use of the debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC LP from making new investments. In addition, the SBA could revoke or suspend SBIC LP's license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC LP is our wholly-owned direct and indirect subsidiary.
SBA-guaranteed debentures are non-recourse to us, have a ten year maturity, and may be prepaid at any time without penalty. Pooling of issued SBA-guaranteed debentures occurs in March and September of each year. The interest rate of SBA-guaranteed debentures is fixed at the time of pooling at a market-driven spread over ten year U.S. Treasury Notes. The interest rate on debentures issued prior to the next pooling date is LIBOR plus 30 basis points. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any single SBIC may borrow to two tiers of leverage capped at $150.0 million, where each tier is equivalent to the SBIC's regulatory capital, which generally equates to the amount of equity capital in the SBIC. In December 2015, the 2016 omnibus spending bill approved by the U.S. Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval.

RISKS RELATED TO OUR OPERATIONS
Because we intend to distribute substantially all of our income to our stockholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.
As a BDC, we are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities and excluding SBA-guaranteed debentures as permitted by exemptive relief obtained from the SEC, to total senior securities, which includes all of our borrowings with the exception of SBA-guaranteed debentures, of at least 200.0%. This requirement limits the amount that we may borrow. Since we continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect that we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, which would in turn increase the equity capital available to us, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available us, we may be forced to curtail or cease new investment activities, and our net asset value could decline.
SBIC LP may be unable to make distributions to us that will enable us to meet or maintain our RIC status.
In order for us to continue to qualify for tax benefits available to RICs and to minimize corporate-level U.S. federal income tax, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income”, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, including investment company taxable income from SBIC LP. We will be partially dependent on SBIC LP for cash distributions to enable us to meet the RIC distribution requirements. SBIC LP may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC LP to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if SBIC LP is unable to obtain a waiver, compliance with the SBA regulations may result in corporate-level U.S. federal income tax.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits certain “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than our securities) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by any affiliate of the Investment Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.
Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as stockholders. Although we are currently New Mountain Capital’s only vehicle focused primarily on investing in the investments that we target, in the future, the investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the

Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.
If the Investment Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliate, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest in us on a “gross” basis and receive distributions on a “net” basis after our expenses. Also, the incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangements. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.
The Investment Committee, the Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
The Investment Adviser’s investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
Some of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith. In connection with this determination, investment professionals from the Investment Adviser may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Steven B. Klinsky, a member of our board of directors, has an indirect pecuniary interest in the Investment Adviser. The participation of the Investment Adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in the Investment Adviser by a member of our board of directors, could result in a conflict of interest as the Investment Adviser’s management fee is based, in part, on our gross assets and incentive fees are based, in part, on unrealized gains and losses.
Conflicts of interest may exist related to other arrangements with the Investment Adviser or its affiliates.
We have entered into a royalty-free license agreement with New Mountain Capital under which New Mountain Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “New Mountain”. In addition, we reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our board of directors must monitor.
The Investment Management Agreement with the Investment Adviser and the Administration Agreement with the Administrator were not negotiated on an arm’s length basis.
The Investment Management Agreement and the Administration Agreement were negotiated between related parties. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.

The Investment Adviser’s liability is limited under the Investment Management Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.
Under the Investment Management Agreement, the Investment Adviser does not assume any responsibility other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow the Investment Adviser’s advice or recommendations. Under the terms of the Investment Management Agreement, the Investment Adviser, its officers, members, personnel, any person controlling or controlled by the Investment Adviser are not liable for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the Investment Adviser’s duties under the Investment Management Agreement. In addition, we have agreed to indemnify the Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted pursuant to authority granted by the Investment Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Management Agreement. These protections may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.
The Investment Adviser can resign upon 60 days’ notice, and a suitable replacement may not be found within that time, resulting in disruptions in our operations that could adversely affect our business, results of operations and financial condition.
Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 60 days’ written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected and the market price of our common stock may decline. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of its internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
The Administrator can resign upon 60 days’ notice from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.
The Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If the Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition, as well as our ability to pay distributions, are likely to be adversely affected, and the market price of our common stock may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.
We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.
As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not “qualifying assets” to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, it may have to sell the investments at a substantial loss.
Our ability to invest in public companies may be limited in certain circumstances.
To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.
Regulations governing the operations of BDCs will affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.
Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowing under a credit facility or other indebtedness. In addition, we may also issue additional equity capital, which would in turn increase the equity capital available to us. However, we may not be able to raise additional capital in the future on favorable terms or at all.
We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after each issuance of senior securities. As a result of our SEC exemptive relief, we are permitted to exclude our SBA-guaranteed debentures from the definition of senior securities in the 200.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 200.0%, we would be unable to issue senior securities, and if we had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Holdings Credit Facility and NMFC Credit Facility), we would be unable to make distributions to our stockholders. However, at December 31, 2015, our only senior securities outstanding were indebtedness under the Holdings Credit Facility, NMFC Credit Facility and Convertible Notes and therefore at December 31, 2015, we would not have been precluded from paying distributions. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.
The Holdings Credit Facility matures on December 18, 2019 and permits borrowings of $495.0 million as of December 31, 2015. The Holdings Credit Facility had $419.3 million in debt outstanding as of December 31, 2015. The NMFC Credit Facility matures on June 4, 2019 and permits borrowings of $95.0 million as of December 31, 2015. The NMFC Credit Facility had $90.0 million in debt outstanding as of December 31, 2015. The Convertible Notes mature on June 15, 2019. The Convertible Notes had $115.0 million in debt outstanding as of December 31, 2015. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. As of December 31, 2015, $117.7 million of SBA-guaranteed debentures were outstanding.
In addition, we may in the future seek to securitize other portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. If we are unable to successfully securitize its loan portfolio, which must be done in compliance with the relevant restrictions in the Holdings Credit Facility, our ability to grow our business or fully execute our business strategy could be impaired and our earnings, if any, could decrease. The securitization market is subject to changing market conditions, and we may not be able to access this market when it would otherwise be deemed appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.
We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our common stock at a price below net asset value per share. If our common stock trades at a discount to our net asset value per share, this restriction could adversely affect our ability to raise equity capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below our net asset value per share of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more shares of our common stock, or if we issue senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline and you may experience dilution.

Our business model in the future may depend to an extent upon our referral relationships with private equity sponsors, and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business strategy.
If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for us.
We may experience fluctuations in our annual and quarterly results due to the nature of our business.
We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including the ability or inability of us to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to your interests as stockholders.
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. As a result, our board of directors may be able to change our investment policies and objectives without any input from our stockholders. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.
We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain RIC status under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
Although we intend to continue to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to maintain our RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•
The annual distribution requirement for a RIC will be satisfied if we distribute (or are deemed to distribute) to our stockholders on an annual basis at least 90.0% of our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we are subject to certain financial covenants contained in the Holdings Credit Facility and other debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to certain corporate-level U.S. federal income tax (and any applicable state and local taxes).

•
The source-of-income requirement will be satisfied if at least 90.0% of our allocable share of our gross income for each year is derived from dividends, interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships”. Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.
You may have current tax liabilities on distributions you reinvest in our common stock.
Under the dividend reinvestment plan, if you own shares of our common stock registered in your own name, you will have all cash distributions automatically reinvested in additional shares of our common stock unless you opt out of the dividend reinvestment plan by delivering notice by phone, internet or in writing to the plan administrator at least three days prior to the payment date of the next dividend or distribution. If you have not “opted out” of the dividend reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your U.S. federal income tax liability on the value of the common stock received.

We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will continue to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under the Holdings Credit Facility and the NMFC Credit Facility, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of our board of directors and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under the Holdings Credit Facility and the NMFC Credit Facility, and such other factors as our board of directors may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we include in our taxable income our allocable share of certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted payment-in-kind (“PIK”) interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Our allocable share of such original issue discount and PIK interest are included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income our allocable share of certain other amounts that we will not receive in cash.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. Our portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as stockholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.
On July 21, 2010, the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law. Although passage of the Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect us and the financial industry as a whole, many of its provisions remain subject to extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us  to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, our portfolio companies, particularly those operating in the energy sector, may be subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our total assets or we may borrow an amount equal to 100.0% of net assets). Legislation introduced in the U.S. House of Representatives would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200.0% to 150.0%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
In addition, in December 2015, the 2016 omnibus spending bill approved by the U.S. Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. This new legislation may allow us to issue additional SBIC debentures above the $225.0 million of SBA-guaranteed debentures previously permitted pending application for and receipt of additional SBIC licenses. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.
We incur significant costs as a result of being a publicly traded company.
As a publicly traded company, we incur legal, accounting and other expenses, which are paid by us, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” and other rules implemented by the SEC.
Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.
We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules since our fiscal year ending December 31, 2012, our management has been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to continue to incur additional expenses, which may negatively impact our financial performance and our ability to make distributions to our stockholders. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we are not able to ensure that the process is effective or that our internal control over financial reporting is or will continue to be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and, consequently, the market price of our common stock may be adversely affected.
Our business is highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is highly dependent on the communications and information systems of the Investment Adviser and its affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and, consequently, negatively affect the market price of our common stock and our ability to pay dividends to our stockholders. In addition, because many of our portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
RISKS RELATING TO OUR INVESTMENTS
Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;

•
may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

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
In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

Our investment strategy, which is focused primarily on privately held companies, presents certain challenges, including the lack of available information about these companies.
We invest primarily in privately held companies. There is generally little public information about these companies, and, as a result, we must rely on the ability of the Investment Adviser to obtain adequate information to evaluate the potential returns from, and risks related to, investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are, thus, generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could adversely affect our investment returns.
Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security and changes in value based on changes in interest rates.
The investments that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2015, our investments in the software, the business services and the education industries represented approximately 24.5%, 24.4% and 11.0%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
Specifically, companies in the software industry often have narrow product lines and small market shares. Because of rapid technological change, the average selling prices of products and some services provided by software companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by software companies in which we invest may decrease over time. In addition, companies in the business services industry are subject to general economic downturns and business cycles, and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. Likewise, companies in the education industry are required to comply with extensive regulatory and accreditation requirements, which could be subject to change by Congress, and which can limit their access to federal aid or similar loan programs, or otherwise increase their compliance costs. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
Continuation of the current decline in oil and natural gas prices for a prolonged period of time could have a material adverse effect.
As of December 31, 2015, approximately 4.3% of our portfolio at fair value is invested in energy-related businesses. A decline in oil and natural gas prices would adversely affect the credit quality of these investments. A decrease in credit quality would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our financial position and results of operations. Should the current decline in oil and natural gas prices persist, it is likely that our energy-related portfolio companies' abilities to satisfy our financial or operating covenants or other lenders' will be adversely affected, thereby negatively impacting our financial condition and their ability to satisfy their debt service and other obligations to us.

If we make unsecured investments, those investments might not generate sufficient cash flow to service their debt obligations to us.
We may make unsecured investments. Unsecured investments may be subordinated to other obligations of the obligor. Unsecured investments often reflect a greater possibility that adverse changes in the financial condition of the obligor or general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. If we make an unsecured investment in a portfolio company, that portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may increase the risk that its operations might not generate sufficient cash to service its debt obligations.
If we invest in the securities and obligations of distressed and bankrupt issuers, we might not receive interest or other payments.
From time to time, we may invest in other types of investments which are not our primary focus, including investments in the securities and obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. Such investments generally are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer of those obligations might not make any interest or other payments.
Defaults by our portfolio companies may harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold.
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.
The lack of liquidity in our investments may adversely affect our business.
We invest, and will continue to invest, in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required or otherwise choose to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Because most of our investments are illiquid, we may be unable to dispose of them in which case we could fail to qualify as a RIC and/or a BDC, or we may be unable to do so at a favorable price, and, as a result, we may suffer losses.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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
When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will use the pricing indicated by the external event to corroborate our valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to make follow-on investments in our portfolio companies, the value of our investment portfolio could be adversely affected.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to (i) increase or maintain in whole or in part our equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources. If we fail to make follow-on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized and we could miss an opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to maintain our RIC status.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest in portfolio companies at all levels of the capital structure. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying the senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
The disposition of our investments may result in contingent liabilities.
Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.
Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain loans to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements entered into with the holders of first priority senior debt. Under an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral, the ability to control the conduct of such proceedings, the approval of amendments to collateral documents; releases of liens on the collateral and waivers of past defaults under collateral documents. We may not have the ability to control or direct these actions, even if our rights are adversely affected.
We generally do not control our portfolio companies.
Although we have taken and may in the future take controlling equity positions in our portfolio companies from time to time, we generally do not control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants that limit the business and operations of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company as readily as we would otherwise like to or at favorable prices which could decrease the value of our investments.
Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay its debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
A number of our portfolio companies provide services to the U.S. government. Changes in the U.S. government’s priorities and spending, or significant delays or reductions in appropriations of the U.S. government’s funds, could have a material adverse effect on the financial position, results of operations and cash flows of such portfolio companies.
A number of our portfolio companies derive a substantial portion of their revenue from the U.S. government. Levels of the U.S. government’s spending in future periods are very difficult to predict and subject to significant risks. In addition, significant budgetary constraints may result in further reductions to projected spending levels. In particular, U.S. government expenditures are subject to the potential for automatic reductions, generally referred to as “sequestration.” Sequestration occurred during 2013, and may occur again in the future, resulting in significant additional reductions to spending by the U.S. government on both existing and new contracts as well as disruption of ongoing programs. Even if sequestration does not occur again in the future, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on U.S. government spending levels. Due to these and other factors, overall U.S. government spending could decline, which could result in significant reductions to the revenues, cash flow and profits of our portfolio companies that provide services to the U.S. government.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, subject to maintenance of our RIC status, we will generally reinvest these proceeds in temporary investments, pending our future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
We may not realize gains from our equity investments.
When we invest in portfolio companies, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.
Our performance may differ from our historical performance as our current investment strategy includes significantly more primary originations in addition to secondary market purchases.
Historically, our investment strategy consisted primarily of secondary market purchases in debt securities. We adjusted that investment strategy to also include significantly more primary originations. While loans that we originate and loans we purchase in the secondary market face many of the same risks associated with the financing of leveraged companies, we may be exposed to different risks depending on specific business considerations for secondary market purchases or origination of loans. Primary originations require substantially more time and resources for sourcing, diligencing and monitoring investments, which may consume a significant portion of our resources. Further, the valuation process for primary originations may be more cumbersome and uncertain due to the lack of comparable market quotes for the investment and would likely require more frequent review by a third-party valuation firm. This may result in greater costs for us and fluctuations in the quarterly valuations of investments that are primary originations. As a result, this strategy may result in different returns from these investments than the types of returns historically experienced from secondary market purchases of debt securities.
We may be subject to additional risks if we invest in foreign securities and/or engage in hedging transactions.
The 1940 Act generally requires that 70.0% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the U.S., the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the U.S. Our investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, we may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in foreign companies could expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.
Engaging in hedging transactions would also, indirectly, entail additional risks to our stockholders. Although it is not currently anticipated that we would engage in hedging transactions as a principal investment strategy, if we determined to engage in hedging transactions, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.
These hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. If we choose to engage in hedging transactions, there can be no assurances that we will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose us to risk of loss.
While we may enter into these types of transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.
Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
RISKS RELATING TO OUR SECURITIES
The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market or in the market for BDCs from time to time;

•	investor demand for shares of our common stock;

•
significant volatility in the market price and trading volume of securities of registered closed-end management investment companies, BDCs or other financial services companies, which is not necessarily related to the operating performance of these companies;

•	the inability to raise equity capital;

•	our inability to borrow money or deploy or invest our capital;

•	fluctuations in interest rates;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	our loss of status as or ability to operate as a BDC;

•	our failure to qualify as a RIC, loss of RIC status or ability to operate as a RIC;

•	actual or anticipated changes in our earnings or fluctuations in our operating results;

•	changes in the value of our portfolio of investments;

•	general economic conditions, trends and other external factors;

•	departures of key personnel; or

•	loss of a major source of funding.
In addition, we are required to continue to meet certain listing standards in order for our common stock to remain listed on the New York Stock Exchange ("NYSE"). If we were to be delisted by the NYSE, the liquidity of our common stock would be materially impaired.
Investing in our common stock may involve an above average degree of risk.
The investments we may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock could materially adversely affect the prevailing market prices for our common stock. If substantial amounts of our common stock were sold, this could impair our ability to raise additional capital through the sale of securities should we desire to do so.
Our stockholders may experience dilution upon the repurchase of common stock.
On February 3, 2016, our board of directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until December 31, 2016, or until the approved dollar amount has been used to repurchase shares.  If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common stockholders due to a reduction in our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding.
Certain provisions of our certificate of incorporation and bylaws, as well as aspects of the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.
Our certificate of incorporation and bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

•	provide for a classified board of directors, which may delay the ability of our stockholders to change the membership of a majority of our board of directors;

•	authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	do not provide for cumulative voting;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	provide that our directors may be removed only for cause;

•	require supermajority voting to effect certain amendments to our certificate of incorporation and bylaws; and

•	require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.
These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. The Holdings Credit Facility and NMFC Credit Facility also include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility and NMFC Credit Facility also include change of control provisions that accelerate the indebtedness under these facilities in the event of certain change of control events.
Shares of our common stock have traded at a discount from net asset value and may do so in the future.
Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock has at times traded below our net asset value per share since our IPO on May 19, 2011. Our shares could once again trade at a discount to net asset value. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below our net asset value, we will generally not be able to issue additional shares of our common stock without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.
You may not receive dividends or our dividends may decline or may not grow over time.
We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future dividends are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future dividends may be harmed.
If we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.
We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock.
We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of our board of directors and class voting rights on certain matters.
Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
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
Item 3.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2015. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Distributions
New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of our common stock, the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and the quarterly dividend distributions per share for each fiscal quarter for the years ended December 31, 2015 and December 31, 2014.

	NAV Per Share(1)	Closing Sales Price(2)		Premium or Discount of High Closing Sales to NAV(3)	Premium or Discount of Low Closing Sales to NAV(3)	Declared Dividends Per Share(4)
Fiscal Year Ended		High	Low
December 31, 2015
Fourth Quarter	$13.08	$14.17	$12.15	8.33%	(7.11)%	$0.34
Third Quarter	$13.73	$14.94	$13.34	8.81%	(2.84)%	$0.34
Second Quarter	$13.90	$15.14	$14.49	8.92%	4.24%	$0.34
First Quarter	$13.89	$15.06	$14.30	8.42%	2.95%	$0.34
December 31, 2014
Fourth Quarter	$13.83	$15.09	$14.14	9.11%	2.24%	$0.34
Third Quarter	$14.33	$15.39	$14.48	7.40%	1.05%	$0.46	(5)
Second Quarter	$14.65	$14.89	$13.91	1.64%	(5.05)%	$0.34
First Quarter	$14.53	$15.19	$14.46	4.54%	(0.48)%	$0.34
_______________________________________________________________________________

(1)
NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for dividends.

(3)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(4)	Represents the dividend declared or paid for the specified quarter.

(5)	Includes a special dividend of $0.12 per share paid on September 3, 2014 and a third quarter dividend of $0.34 per share paid on September 30, 2014.
On February 26, 2016, the last reported sales price of our common stock was $12.40 per share. As of February 26, 2016, we had approximately 27 stockholders of record and one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
Dividends
We intend to pay quarterly distributions to our stockholders in amounts sufficient to maintain our status as a regulated investment company ("RIC"). We intend to distribute approximately our entire Adjusted Net Investment Income (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan on behalf of our stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of our common stock, unless the stockholder elects to receive cash.

We apply the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is equal to or greater than 110.0% of the last determined NAV of the shares, we will use only newly issued shares to implement the dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock on the NYSE on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
If the price at which newly issued shares are to be credited to stockholders' accounts is less than 110.0% of the last determined NAV of the shares, we will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of our common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. See Item 8.—Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies for additional information.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2015 and December 31, 2014:

Date Declared	Record Date	Payment Date	Per Share Amount
November 3, 2015	December 16, 2015	December 30, 2015	$0.34
August 4, 2015	September 16, 2015	September 30, 2015	0.34
May 5, 2015	June 16, 2015	June 30, 2015	0.34
February 23, 2015	March 17, 2015	March 31, 2015	0.34
			$1.36

November 4, 2014	December 16, 2014	December 30, 2014	$0.34
August 5, 2014	September 16, 2014	September 30, 2014	0.34
July 30, 2014	August 20, 2014	September 3, 2014	0.12	(1)
May 6, 2014	June 16, 2014	June 30, 2014	0.34
March 4, 2014	March 17, 2014	March 31, 2014	0.34
			$1.48
_______________________________________________________________________________

(1)
Special dividend related to estimated realized capital gains attributable to New Mountain Finance Holdings, L.L.C.'s ("NMF Holdings" or the "Predecessor Operating Company") warrant investments in Learning Care Group (US), Inc.

Tax characteristics of all dividends paid by us are reported to stockholders on Form 1099 after the end of the calendar year. Our future quarterly dividends, if any, will be determined by our board of directors.
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of securities during the year ended December 31, 2015.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2015, as a part of our dividend reinvestment plan for our common stockholders, our transfer agent purchased 94,000 shares of our common stock for $1.2 million in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines purchases of our common stock during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2015	—	$—	—	$—
November 2015	—	—	—	—
December 2015	94,000	13.02	—	—
Total	94,000	$13.02	—	$—

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2015. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
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

Item 6.    Selected Financial Data
The selected financial data should be read in conjunction with the respective consolidated financial statements and related consolidated notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Financial information for the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011, has been derived from the Predecessor Operating Company and our financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.

The below selected financial and other data is for NMFC.
(in thousands except shares and per share data)

					Period from May 19, 2011 (commencement of operations) to December 31, 2011
	Years Ended December 31,
New Mountain Finance Corporation	2015	2014	2013	2012
Statement of Operations Data:
Investment income	$153,855	$91,923	$—	$—	$—
Investment income allocated from NMF Holdings	—	43,678	90,876	37,511	13,669
Net expenses	71,360	34,727	—	—	—
Net expenses allocated from NMF Holdings	—	20,808	40,355	17,719	5,324
Net investment income	82,495	80,066	50,521	19,792	8,345
Net realized (losses) gains on investments	(12,789)	357	—	—	—
Net realized and unrealized gains (losses) allocated from NMF Holdings	—	9,508	11,443	12,087	(4,235)
Net change in unrealized (depreciation) appreciation of investments	(35,272)	(43,863)	—	—	—
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(296)	—	—	—	—
Net change in unrealized (depreciation) appreciation of investment in NMF Holdings	—	—	(44)	(95)	6,221
Provision for taxes	(1,183)	(493)	—	—	—
Net increase in net assets resulting from operations	32,955	45,575	61,920	31,784	10,331
Per share data:
Net asset value	$13.08	$13.83	$14.38	$14.06	$13.60
Net increase in net assets resulting from operations (basic)	0.55	0.88	1.76	2.14	0.97
Net increase in net assets resulting from operations (diluted)(1)	0.55	0.86	1.76	2.14	0.38
Dividends declared(2)	1.36	1.48	1.48	1.71	0.86
Balance sheet data:
Total assets	$1,602,138	$1,514,920	$650,107	$345,331	$145,487
Holdings Credit Facility	419,313	468,108	N/A	N/A	N/A
SBA-guaranteed debentures	117,745	37,500	N/A	N/A	N/A
Convertible Notes	115,000	115,000	N/A	N/A	N/A
NMFC Credit Facility	90,000	50,000	N/A	N/A	N/A
Total net assets	836,908	802,170	650,107	341,926	145,487
Other data:
Total return based on market value(3)	(4.00)%	9.66%	11.62%	24.84%	4.16%
Total return based on net asset value(4)	4.32%	6.56%	13.27%	16.61%	2.82%
Number of portfolio companies at period end	75	71	N/A	N/A	N/A
Total new investments for the period(5)	$612,737	$720,871	N/A	N/A	N/A
Investment sales and repayments for the period(5)	$483,936	$384,568	N/A	N/A	N/A
Weighted average Yield to Maturity at Cost on debt portfolio at period end (unaudited)(6)	10.7%	10.7%	N/A	N/A	N/A
Weighted average shares outstanding for the period (basic)	59,715,290	51,846,164	35,092,722	14,860,838	10,697,691
Weighted average shares outstanding for the period (diluted)	66,968,089	56,157,835	35,092,722	14,860,838	10,697,691
Portfolio turnover(5)	33.93%	29.51%	N/A	N/A	N/A

_______________________________________________________________________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2015, there was anti-dilution. For the year ended December 31, 2014, there was no anti-dilution. For the years ended December 31, 2013 and December 31, 2012, due to reflecting earnings for the full year of operations of the Predecessor Operating Company assuming 100.0% NMFC ownership of Predecessor Operating Company and assuming all of New Mountain Finance AIV Holdings Corporation's ("AIV Holdings") units in the Predecessor Operating Company were exchanged for public shares of NMFC during the years then ended, the earnings per share would be $1.79 and $2.18, respectively.

(2)
Dividends declared in the year ended December 31, 2014 include a $0.12 per share special dividend related to realized capital gains attributable to NMF Holdings' warrant investments in Learning Care Group (US), Inc. Dividends declared in the year ended December 31, 2013 include a $0.12 per share special dividend related to a distribution received attributable to NMF Holdings' investment in YP Equity Investors LLC. Dividends declared in the year ended December 31, 2012 include a $0.23 per share special dividend related to estimated realized capital gains attributable to NMF Holdings' investments in Lawson Software, Inc. and Infor Lux Bond Company and a $0.14 per share special dividend intended to minimize to the greatest extent possible NMFC's U.S. federal income or excise tax liability.

(3)
For the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase of common stock at the opening of the first day of the period and assuming a purchase of common stock at our initial purchase offering ("IPO"), respectively, and a sale on the closing of the last day of the respective period ends. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under our dividend reinvestment plan.

(4)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(5)	For the year ended December 31, 2014, amounts include our investment activity and the investment activity of the Predecessor Operating Company.

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
(in thousands except units and per unit data)

	Years Ended December 31,
New Mountain Finance Holdings, L.L.C.	2013		2012		2011
Statement of Operations Data:
Total investment income	$114,912		$85,786		$56,523
Net expenses	51,235		40,569		17,998
Net investment income	63,677		45,217		38,525
Net realized and unrealized gains (losses)	15,247		28,779		(6,848)
Net increase in net assets resulting from operations	78,924		73,996		31,677
Per unit data:
Net asset value	$14.38		$14.06		$13.60
Net increase in net assets resulting from operations (basic and diluted)	1.79		2.18		1.02
Dividends declared(1)	1.48		1.71		0.86
Balance sheet data:
Total assets	$1,147,841		$1,025,564		$730,579
Holdings Credit Facility	221,849		206,938		129,038
SLF Credit Facility	214,668		214,262		165,928
Total net assets	688,516		569,939		420,502
Other data:
Total return at net asset value(2)	13.27%		16.61%		10.09%
Number of portfolio companies at period end	59		63		55
Total new investments for the period	$529,307		$673,218		$493,331
Investment sales and repayments for the period	$426,561		$423,874		$231,962
Weighted average Yield to Maturity at Cost on debt portfolio at period end (unaudited)(3)	11.0%		10.3%		10.3%
Weighted average Yield to Maturity on debt portfolio at period end (unaudited)(4)	10.6%		10.1%		10.7%
Weighted average Adjusted Yield to Maturity on debt portfolio at period end (unaudited)	—	(5)	—	(5)	13.1%
Weighted average common membership units outstanding for the period	44,021,920		34,011,738		30,919,629	(6)
Portfolio turnover	40.52%		52.02%		42.13%
_______________________________________________________________________________

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

(6)	Weighted average common membership units outstanding presented from May 19, 2011 to December 31, 2011, as the fund became unitized on May 19, 2011, the IPO date.

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

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
Overview
New Mountain Finance Corporation
We are a Delaware corporation that was originally incorporated on June 29, 2010. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act").

On May 19, 2011, we priced our initial public offering (the "IPO") of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, we sold an additional 2,172,000 shares of our common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates) in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities (as defined below). In connection with our IPO and through a series of transactions, New Mountain Finance Holdings, L.L.C. ("NMF Holdings" or the "Predecessor Operating Company") acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.
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
Until May 8, 2014, NMF Holdings was externally managed by the Investment Adviser. As of May 8, 2014, the Investment Adviser serves as the external investment adviser to us. New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management totaling more than $15.0 billion(1), which includes total assets held by us. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".
Prior to December 18, 2014, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF") was a Delaware limited liability company. NMF SLF was a wholly-owned subsidiary of NMF Holdings and thus our wholly-owned indirect subsidiary. NMF SLF was bankruptcy-remote and non-recourse to us. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7, Borrowings for additional information on our credit facilities.
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
_______________________________________________________________________________

(1)	Includes amounts committed, not all of which have been drawn down and invested to date, as of December 31, 2015.

Structure
Prior to the Restructuring (as defined below) on May 8, 2014, NMFC and AIV Holdings were holding companies with no direct operations of their own, and their sole asset was their ownership in NMF Holdings. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated (the "Operating Agreement"), of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of NMF Holdings (the number of units were equal to the number of shares of NMFC's common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to AIV Holdings in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC's common stock on a one-for-one basis at any time.
The original structure was designed to generally prevent NMFC and its stockholders from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities' assets, and rather such amounts would be allocated generally to AIV Holdings. The result was that any distributions made to NMFC's stockholders that were attributable to such gains generally were not treated as taxable dividends but rather as return of capital.
Since our IPO, and through December 31, 2015, we raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares of common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from NMF Holdings units of NMF Holdings equal to the number of shares of our common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, we owned 100.0% of the units of NMF Holdings, which became our wholly-owned subsidiary.
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
Upon receipt of the necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings' election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the SEC of AIV Holdings' notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings' BDC election was filed with the SEC, AIV Holdings was no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.
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
Effective May 8, 2014, NMF Holdings amended and restated its Operating Agreement such that the board of directors of NMF Holdings was dissolved and NMF Holdings remained a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for NMF Holdings' credit facility, and NMFC assumed all other operating activities previously undertaken by NMF Holdings under the management of the Investment Adviser (collectively, the "Restructuring"). After the Restructuring, all wholly-owned direct and indirect subsidiaries of NMFC are consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America ("GAAP"). NMFC continues to remain a BDC regulated under the 1940 Act.
Also, on May 8, 2014, NMF Holdings filed Form 15 with the SEC to terminate NMF Holdings' registration under Section 12(g) of the Exchange Act. As a special purpose entity, NMF Holdings is bankruptcy-remote and non-recourse to NMFC. In addition, the assets held at NMF Holdings will continue to be used to secure NMF Holdings' credit facility.
Current Organization
During the year ended December 31, 2015, we established a wholly-owned subsidiary, NMF QID NGL Holdings, Inc. (“NMF QID”). Our wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC LP received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).
The diagram below depicts our organizational structure as of December 31, 2015.
_______________________________________________________________________________

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.

Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC LP's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC LP's investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2015, our top five industry concentrations were software, business services, education, distribution & logistics and federal services.
As of December 31, 2015, our net asset value was $836.9 million and our portfolio had a fair value of approximately $1,512.2 million in 75 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.7%. This Yield to Maturity at Cost ("Yield to Maturity at Cost") calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date). This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our board of directors, we expect the repurchase program to be in place until the earlier of December 31, 2016 or until $50.0 million of our outstanding shares of common stock have been repurchased.
Our board of directors authorized the repurchase program because it believes the sustained market volatility and uncertainty may cause our common stock to be undervalued from time to time. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in repurchases, but if market conditions warrant, we now have the ability to take advantage of situations where our management believes share repurchases would be advantageous to us and to our shareholders.
On February 22, 2016, our board of directors declared a first quarter 2016 distribution of $0.34 per share payable on March 31, 2016 to holders of record as of March 17, 2016.
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
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora, NMF QID and NMF YP. Previously, we consolidated our wholly-owned indirect subsidiary NMF SLF until it merged with and into NMF Holdings on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7, Borrowings for additional information on our credit facilities. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946"). Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in ASC 946 to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it is also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

Valuation and Leveling of Portfolio Investments
At all times consistent with GAAP and the 1940 Act, we conduct a valuation of assets, which impacts our net asset value.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:

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

b.	For investments other than bonds, we look at the number of quotes readily available and performs the following:

i.	Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

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
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.

GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and we have the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), we, to the extent that we hold such investments, do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
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
The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of December 31, 2015:

(in thousands)	Total	Level I	Level II	Level III
First lien	$670,023	$—	$329,133	$340,890
Second lien	631,985	—	449,227	182,758
Subordinated	87,005	—	33,546	53,459
Equity and other	123,211	316	15	122,880
Total investments	$1,512,224	$316	$811,921	$699,987
We generally use the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. We typically determine the fair value of our performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
Company Performance, Financial Review, and Analysis:    Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post investment, we analyze each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.
For debt investments, we may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of our debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, we may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value.
After enterprise value coverage is demonstrated for our debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2015, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2015, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2015 were as follows:

(in thousands)				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$292,507	Market & income approach	EBITDA multiple	4.5x		15.5x		10.0x
			Discount rate	7.3%		13.9%		11.0%
	30,719	Market quote	Broker quote	N/A		N/A		N/A
	17,664	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Second lien	88,977	Market & income approach	EBITDA multiple	6.5x		16.0x		12.3x
			Discount rate	10.0%		14.2%		12.7%
	41,544	Market quote	Broker quote	N/A		N/A		N/A
	52,237	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Subordinated	38,459	Market & income approach	EBITDA multiple	4.5x		9.0x		7.6x
			Discount rate	10.0%		19.4%		17.7%
	15,000	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Equity and other	121,453	Market & income approach	EBITDA multiple	2.5x		12.0x		6.3x
			Discount rate	8.0%		21.3%		14.6%
	1,427	Black Scholes analysis	Expected life in years	9.8		10.3		10.0
			Volatility	27.0%		30.3%		28.9%
			Discount rate	2.1%		2.1%		2.1%
	$699,987
_______________________________________________________________________________

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I, LLC
NMFC Senior Loan Program I, LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "Agreement") and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the Agreement. The term may be extended for up to one year pursuant to certain terms of the Agreement. SLP I has a three year re-investment period. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93.0 million of capital commitments, $275.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349.7 million, debt outstanding of $267.6 million and capital that had been called and funded of $93.0 million. As of December 31, 2014, SLP I had total investments with an aggregate fair value of approximately $369.2 million, debt outstanding of $266.9 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedules of Investments as of December 31, 2015 and December 31, 2014.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2015 and December 31, 2014, we earned approximately $1.2 million and $0.5 million, respectively, in management fees related to SLP I which is included in other income. As of December 31, 2015 and December 31, 2014, approximately $0.3 million and $0.5 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2015 and December 31, 2014, we earned approximately $3.6 million and $1.1 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2015 and December 31, 2014, approximately $0.9 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable. We did not earn management fees or dividend income for the year ended December 31, 2013.
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2015 and December 31, 2014, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $29.7 million and $30.0 million, respectively, collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $29.7 million and $30.0 million, respectively, and guaranteed by a private hedge fund with approximately $716.6 million and $769.4 million, respectively, of assets under management. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from us at the par value of the collateralized agreement once called upon by us or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement earned interest at a weighted average rate of 15.0% per annum as of December 31, 2015 and December 31, 2014.
Revenue Recognition
Our revenue recognition policies are as follows:
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and generally due at maturity or when redeemed by the issuer.
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
Other income:    Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees, management fees from a non-controlled/affiliated investment and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment and are non-refundable.

Prior to the Restructuring, our revenue recognition policies were as follows:
Revenue, expenses, and capital gains (losses):    At each quarterly valuation date, the Predecessor Operating Company’s investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) were allocated to us based on our pro-rata interest in the net assets of the Predecessor Operating Company. This was recorded on our Statements of Operations. Realized gains and losses are recorded upon sales of our investments in the Predecessor Operating Company. Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. is the difference between the net asset value per share and the closing price per share for shares issued as part of the dividend reinvestment plan on the dividend payment date. This net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. includes the unrealized appreciation (depreciation) from the IPO. We used the proceeds from our IPO and Concurrent Private Placement to purchase units in the Predecessor Operating Company at $13.75 per unit (our IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Predecessor Operating Company. As a result, we experienced immediate unrealized appreciation on our investment.
All expenses were paid and recorded by the Predecessor Operating Company. Expenses were allocated to us based on pro-rata ownership interest. In addition, the Predecessor Operating Company paid all of the offering costs related to the IPO and subsequent offerings. We recorded our portion of the offering costs as a direct reduction to net assets and the cost of our investment in the Predecessor Operating Company.
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

•
Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup its original cost basis in the investment and may realize a substantial loss upon exit.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2015:

(in millions)	As of December 31, 2015
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$189.7	12.6%	$247.6	16.4%
Investment Rating 2	1,251.5	83.0%	1,231.9	81.5%
Investment Rating 3	65.3	4.3%	32.3	2.1%
Investment Rating 4	1.8	0.1%	0.4	—
	$1,508.3	100.0%	$1,512.2	100.0%
_______________________________________________________________________________

(1)	Excludes shares and warrants.
As of December 31, 2015, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of five portfolio company names; four portfolio companies with an Investment Rating of 3 and one portfolio company with an Investment Rating of 4.

During the first quarter of 2015, we placed a portion of our second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, our investment in Edmentum had an aggregate cost basis of $30.8 million, an aggregate fair value of $15.6 million and total unearned interest income of $0.4 million for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in Edmentum. Prior to the extinguishment in June 2015, our original investment in Edmentum had an aggregate cost of $31.6 million, an aggregate fair value of $16.4 million and total unearned interest income of $0.8 million for the six months ended June 30, 2015. The extinguishment resulted in a realized loss of $15.2 million.  Post restructuring, our investments in Edmentum have been restored to full accrual status.  As of December 31, 2015, our investments in Edmentum have an aggregate cost basis of $20.9 million and an aggregate fair value of $22.8 million.
During the first quarter of 2015, our first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, our investment in EDMC had an aggregate cost basis of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in EDMC. Prior to the extinguishment in January 2015, our original investment in EDMC had an aggregate cost of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1.6 million.  Post restructuring, our investments in EDMC are income producing.  As of December 31, 2015, our investments in EDMC have an aggregate cost basis of $1.4 million and an aggregate fair value of $0.5 million.
During the third quarter of 2014, we placed a portion of our first lien position in UniTek Global Services, Inc. ("UniTek") on non-accrual status in anticipation of a voluntary petition for a "Pre-Packaged" Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of December 31, 2014, our investment in UniTek had an aggregate cost basis of $47.4 million, an aggregate fair value of $35.2 million and total unearned interest income of $1.0 million for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring.  The restructuring resulted in a material modification of the original terms and an extinguishment of our original investments in UniTek. Prior to the extinguishment in January 2015, our original investments in UniTek had an aggregate cost of $52.9 million, an aggregate fair value of $40.1 million and total unearned interest income of $0.1 million for the period then ended. The extinguishment resulted in a realized loss of $12.8 million.  Post restructuring, our investments in UniTek have been restored to full accrual status.  As of December 31, 2015, our investments in UniTek have an aggregate cost basis of $41.3 million and an aggregate fair value of $47.4 million.
As of December 31, 2015, our two super priority first lien positions in ATI Acquisition Company and related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company's underperformance. As of December 31, 2015, our two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the year then ended and uncertainty about its ability to pay such amounts in the future. As of December 31, 2015, our investment had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.1 million for the year then ended. As of December 31, 2014, our total investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.3 million for the year then ended. As of December 31, 2015 and December 31, 2014, unrealized gains (losses) include a fee that we would recognize upon realization of the two super priority first lien debt investments.
Portfolio and Investment Activity
The fair value of our investments was approximately $1,512.2 million in 75 portfolio companies at December 31, 2015 and approximately $1,424.7 million in 71 portfolio companies at December 31, 2014. At December 31, 2013 our only investment was our investment in the Predecessor Operating Company. The fair value of the Predecessor Operating Company's investments was approximately $1,115.7 million in 59 portfolio companies at December 31, 2013.

The following table shows our portfolio and investment activity for the years ended December 31, 2015 and December 31, 2014 and the Predecessor Operating Company's portfolio and investment activity for the year ended December 31, 2013:

	Years Ended December 31,
(in millions)	2015	2014(1)	2013
New investments in 36, 43 and 34 portfolio companies, respectively	$612.7	$720.9	$529.3
Debt repayments in existing portfolio companies	400.8	267.5	395.4
Sales of securities in 15, 14 and 12 portfolio companies, respectively	83.1	117.0	31.2
Change in unrealized appreciation on 23, 20 and 45 portfolio companies, respectively	44.7	21.2	27.9
Change in unrealized depreciation on 70, 60 and 29 portfolio companies, respectively	(79.9)	(63.9)	(19.9)
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, amounts represent the investment activity of the Predecessor Operating Company through and including May 7, 2014 and our investment activity from May 8, 2014 through December 31, 2014.

At December 31, 2015 and December 31, 2014, our weighted average Yield to Maturity at Cost was approximately 10.7% and 10.7%, respectively.
Recent Accounting Standards Updates
In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing Topic 860—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU 2014-11 requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales are effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. The adoption of ASU 2014-11 did not have a material impact on our consolidated financial statements and disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern Subtopic 205-40—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements and disclosures.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation Topic 810—Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the consolidation analysis in determining if limited partnerships or similar type entities fall under the variable interest model or voting interest model, particularly those that have fee arrangements and related party relationships. ASU 2015-02 will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. We are in the process of evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. We are in the process of evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.
In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement Topic 820—Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), which amends the presentation of investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. Under ASU 2015-07, an entity would remove investments measured using the practical expedient from the fair value hierarchy. ASU 2015-07 will be effective for annual and interim reporting periods after December 15, 2015. We are in the process of evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.
Results of Operations
Under GAAP, our IPO did not step-up the cost basis of the Predecessor Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold, repaid or mature in the future. We track the transferred (or fair market) value of each of the Predecessor Operating Company's investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts income as if each investment was purchased at the date of the IPO (or stepped up to fair market value). The respective "Adjusted Net Investment Income" (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) is used in calculating both the incentive fee and dividend payments. See Item 8.—Financial Statements and Supplementary Data—Note 5, Agreements for additional details.
The following table for the year ended December 31, 2015 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Year Ended December 31, 2015	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Year Ended December 31, 2015
Investment income
Interest income	$140,074	$(131)	$—	$139,943
Dividend income	5,771	—	—	5,771
Other income	8,010	—	—	8,010
Total investment income(2)	153,855	(131)	—	153,724
Total expenses pre-incentive fee(3)	50,769	—	—	50,769
Pre-Incentive Fee Net Investment Income	103,086	(131)	—	102,955
Incentive fee	20,591	—	—	20,591
Post-Incentive Fee Net Investment Income	82,495	(131)	—	82,364
Net realized losses on investments(4)	(12,789)	(78)	—	(12,867)
Net change in unrealized (depreciation) appreciation of investments(4)	(35,272)	209	—	(35,063)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(296)	—	—	(296)
Provision for taxes	(1,183)	—	—	(1,183)
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$32,955			$32,955
_______________________________________________________________________________

(1)	For the year ended December 31, 2015, we incurred total incentive fees of $20.6 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.7 million and management fee waivers of $5.2 million.

(4)
Includes net realized gains and losses on investments and net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the year ended December 31, 2015, we had a $0.1 million adjustment to interest income for amortization, a decrease of $0.1 million to net realized losses and an increase of $0.2 million to net change in unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the year ended December 31, 2015, total adjusted investment income of $153.7 million consisted of approximately $130.0 million in cash interest from investments, approximately $3.9 million in PIK interest from investments, approximately $3.6 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.4 million, approximately $3.2 million in cash dividends from investments, $2.6 million in PIK dividends from investments and approximately $8.0 million in other income. Our Adjusted Net Investment Income was $82.4 million for the year ended December 31, 2015.
In accordance with GAAP, for the year ended December 31, 2015, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of the period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of December 31, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
The following table for the year ended December 31, 2014 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

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
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, we incurred total incentive fees of $11.8 million, of which $(6.5) million related to the reduction of the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

(3)	Includes expense waivers and reimbursements of $1.1 million and management fee waivers of $0.7 million.

(4)	Includes net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments and non-controlled/affiliated investments.

For the year ended December 31, 2014, we had a $0.2 million adjustment to interest income for amortization, a decrease of $0.5 million to net realized gains and an increase of $0.7 million to net change in unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the year ended December 31, 2014, total adjusted investment income of $135.4 million consisted of approximately $114.5 million in cash interest from investments, approximately $4.6 million in PIK interest from investments, approximately $3.9 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.5 million, approximately $4.6 million in dividend income and approximately $5.3 million in other income. Our Adjusted Net Investment Income was $73.3 million for the year ended December 31, 2014.
In accordance with GAAP, for the year ended December 31, 2014, we decreased our hypothetical capital gains incentive fee accrual by $6.5 million based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of December 31, 2014, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
At December 31, 2013, our only investment was our investment in the Predecessor Operating Company. The following table for the Predecessor Operating Company for the year ended December 31, 2013 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

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
_______________________________________________________________________________

(1)
For the year ended December 31, 2013, the Predecessor Operating Company incurred total incentive fees of $19.7 million, of which $3.2 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)	Includes expense waivers and reimbursements of $3.2 million.
For the year ended December 31, 2013, the Predecessor Operating Company had a $0.9 million adjustment to interest income for amortization, a decrease of $3.2 million to net realized gains and an increase of $4.1 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the year ended December 31, 2013, total adjusted investment income of $114.0 million consisted of approximately $94.5 million in cash interest from investments, approximately $3.4 million in PIK interest from investments, approximately $5.8 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.5 million, approximately $5.0 million in dividend income and approximately $2.8 million in other income. The Predecessor Operating Company's Adjusted Net Investment Income was $66.0 million for the year ended December 31, 2013.

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
Our Results of Operations for the Years Ended December 31, 2015 and December 31, 2014 and the Predecessor Operating Company for the Year Ended December 31, 2013
Revenue

	Years Ended December 31,
(in thousands)	2015	2014	2013
Interest income	$140,074	$85,123	$107,027
Interest income allocated from the Predecessor Operating Company	—	40,515	—
Total interest income	140,074	125,638	107,027
Dividend income	5,771	2,309	5,049
Dividend income allocated from the Predecessor Operating Company	—	2,368	—
Total dividend income	5,771	4,677	5,049
Other income	8,010	4,491	2,836
Other income allocated from the Predecessor Operating Company	—	795	—
Total other income	8,010	5,286	2,836
Total investment income	$153,855	$135,601	$114,912
Our total investment income increased by approximately $18.3 million for the year ended December 31, 2015 as compared to total investment income for the year ended December 31, 2014. The 13% increase in total investment income primarily results from an increase in interest income of approximately $14.4 million from the year ended December 31, 2014 to the year ended December 31, 2015, which is attributable to larger invested balances, driven by the proceeds from the September 2015 primary offering of our common stock, our use of leverage from our revolving credit facilities, SBA-guaranteed debentures and the deployment of the June 2014 proceeds from the issuance of $115.0 million of convertible notes to originate new investments, and prepayment fees received associated with the early repayments or partial repayments of nine different portfolio companies held as of December 31, 2014. The increase in dividend income of approximately $1.1 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to distributions from our investment in SLP I and PIK dividends income from an equity position. The increase in other income, which represents fees that are generally non-recurring in nature, of approximately $2.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to structuring, upfront, amendment and consent fees received from 22 different portfolio companies, commitment fees received from three bridge facilities and management fees from a non-controlled/affiliated portfolio company.
Our total investment income increased by approximately $20.7 million for the year ended December 31, 2014 as compared to the Predecessor Operating Company's total investment income for the year ended December 31, 2013. The 18% increase in total investment income primarily results from an increase in interest income of approximately $18.6 million from the year ended December 31, 2013 to the year ended December 31, 2014, which is attributable to larger invested balances, driven by the proceeds from the October 2013, April 2014 and October 2014 primary offerings of our common stock and the June 2014 offering of our convertible notes, our use of leverage from our revolving credit facilities to originate new investments, and prepayment fees received associated with the early repayments or partial repayments of ten different portfolio companies held by the Predecessor Operating Company as of December 31, 2013. The increase in other income of approximately $2.5 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, amendment and consent fees received from 20 different portfolio companies and management fees from a non-controlled affiliated portfolio company. The decrease in dividend income during the year ended December 31, 2014 as compared to the year ended

December 31, 2013 was primarily attributable to a large distribution from one of the Predecessor Operating Company's warrant investments in the prior year.
Operating Expenses

	Years Ended December 31,
(in thousands)	2015	2014	2013
Management fee	$25,858	$13,593	$14,905
Management fee allocated from Predecessor Operating Company	—	5,983	—
Less: management fee waiver	(5,219)	(686)	—
Total management fee	20,639	18,890	14,905
Incentive fee	20,591	12,070	16,502
Incentive fee allocated from Predecessor Operating Company	—	6,248	—
Total incentive fee	20,591	18,318	16,502
Capital gains incentive fee(1)	—	(8,573)	3,229
Capital gains incentive fee allocated from Predecessor Operating Company(1)	—	2,024	—
Total capital gains incentive fee(1)	—	(6,549)	3,229
Interest and other financing expenses	23,374	13,269	12,470
Interest and other financing expenses allocated from Predecessor Operating Company	—	4,764	—
Total interest and other financing expenses	23,374	18,033	12,470
Professional fees	3,214	2,390	2,349
Professional fees allocated from Predecessor Operating Company	—	1,238	—
Total professional fees	3,214	3,628	2,349
Administrative fees	2,450	1,470	3,429
Administrative expenses allocated from Predecessor Operating Company	—	761	—
Total administrative expenses	2,450	2,231	3,429
Other general and administrative expenses	1,665	1,138	1,584
Other general and administrative expenses allocated from Predecessor Operating Company	—	555	—
Total other general and administrative expenses	1,665	1,693	1,584
Total expenses	71,933	56,244	54,468
Less: expenses waived and reimbursed	(733)	(1,145)	(3,233)
Net expenses before income taxes	71,200	55,099	51,235
Income tax expense	160	436	—
Net expenses after income taxes	$71,360	$55,535	$51,235
_______________________________________________________________________________

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
Our total net operating expenses increased by approximately $15.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Our management fee increased by approximately $1.7 million, net of a management fee waiver, and incentive fees increased by approximately $2.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in management fee and incentive fee from the year ended December 31, 2014 to the year ended December 31, 2015 was attributable to larger invested balances, driven by the proceeds from the September 2015 primary offering of our common stock, our use of leverage from our revolving credit facilities, SBA-guaranteed debentures and the deployment of the June 2014 Proceeds from the issuance of $115.0 million of convertible notes to originate new investments. No capital gains incentive fee was accrued for the year ended December 31, 2015.
Interest and other financing expenses increased by approximately $5.3 million during the year ended December 31, 2015, primarily due to our issuance of $115.0 million of convertible notes, the closing of the NMFC Credit Facility (as defined below) during the second quarter of 2014 and the drawing on SBA-guaranteed debentures beginning in the fourth quarter of

2014. Our total professional fees, total administrative expenses and total other general and administrative expenses marginally decreased by approximately $0.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Our expenses waived and reimbursed decreased by approximately $0.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the expiration of the expense cap on March 31, 2014.
Our total net operating expenses increased by approximately $4.3 million for the year ended December 31, 2014 as compared to the Predecessor Operating Company's year ended December 31, 2013. Our management fee increased by approximately $4.0 million, net of a management fee waiver, and incentive fees increased by approximately $1.8 million for the year ended December 31, 2014 as compared to the Predecessor Operating Company's year ended December 31, 2013. The increase in management fee and incentive fee from the Predecessor Operating Company's year ended December 31, 2013 to our year ended December 31, 2014 was attributable to larger invested balances, driven by the proceeds from the October 2013, April 2014 and October 2014 primary offerings of our common stock, the June 2014 offering of our convertible notes and our use of leverage from our revolving credit facilities to originate new investments. Our capital gains incentive fee accrual decreased by approximately $9.8 million for the year ended December 31, 2014 as compared to the Predecessor Operating Company's year ended December 31, 2013, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and net Adjusted Unrealized Capital Depreciation of investments during the period due to lower marks on the broader portfolio. As of December 31, 2014, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
Interest and other financing expenses increased by approximately $5.6 million during the year ended December 31, 2014, primarily due to the increase of average debt outstanding from $184.1 million to $244.6 million for the Holdings Credit Facility (as defined below) for the year ended December 31, 2013 compared to December 31, 2014. In addition, during the year ended December 31, 2014, we issued $115.0 million of convertible notes, closed the NMFC Credit Facility (as defined below) and began to draw on SBA-guaranteed debentures. Our total professional fees, total administrative expenses and total other general and administrative expenses marginally increased by approximately $0.2 million for the year ended December 31, 2014 as compared to the Predecessor Operating Company's year ended December 31, 2013. During the year ended December 31, 2014, we incurred $10.9 thousand in other expenses that were not subject to the expense cap pursuant to the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and further restricted by us. For the year ended December 31, 2014, approximately $1.4 million of indirect administrative expenses were included in administrative expenses, of which $0.8 million were waived by the Administrator. Our expenses waived and reimbursed decreased by approximately $2.1 million for the year ended December 31, 2014 as compared to the Predecessor Operating Company's year ended December 31, 2013 due to the expiration of the expense cap on March 31, 2014 and the decrease of waived indirect administrative expenses by the Administrator during the year ended December 31, 2014.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net realized (losses) gains on investments	$(12,789)	$357	$7,253
Net realized gains on investments allocated from Predecessor Operating Company	—	8,568	—
Total realized (losses) gains on investments	(12,789)	8,925	7,253
Net change in unrealized (depreciation) appreciation of investments	(35,272)	(43,863)	7,994
Net change in unrealized appreciation (depreciation) of investments allocated from Predecessor Operating Company	—	940	—
Total change in unrealized (depreciation) appreciation of investments	(35,272)	(42,923)	7,994
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(296)	—	—
Provision for taxes	(1,183)	(493)	—
Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$(49,540)	$(34,491)	$15,247
Our net realized and unrealized losses resulted in a net loss of approximately $49.5 million for the year ended December 31, 2015 compared to the net realized gain and unrealized losses resulting in a net loss of approximately $34.5 million for the same period in 2014. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the year ended December 31, 2015 was primarily driven by the overall decrease in the market prices of our investments during the period and $29.7 million of realized losses on investments resulting from the modification of terms on three portfolio companies that were accounted for as extinguishments.

These losses were partially offset by sales or repayments of investments with fair values in excess of December 31, 2014 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments which included the sale of two portfolio companies resulting in realized gains of approximately $14.2 million. The provision for income taxes was primarily attributable to three equity investments that are held as of December 31, 2015 in three of our corporate subsidiaries.
The net realized and unrealized losses resulted in a net loss of approximately $34.5 million for the year ended December 31, 2014 compared to the Predecessor Operating Company's net realized and unrealized gains resulting in a net gain of approximately $15.2 million for the same period in 2013. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the year ended December 31, 2014 was primarily driven by the overall decrease in the market prices of our investments during the period and the partial write-down related to two portfolio companies. These losses were partially offset by a $5.6 million gain from the sale of NMF Holdings' warrant investments in one portfolio company and sales or repayments of investments with fair values in excess of December 31, 2013 valuations resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The provision for income taxes was attributable to one warrant investment that is held as of December 31, 2014 in one of our corporate subsidiaries.
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
Since our IPO, and through December 31, 2015, we raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares of common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of our common stock sold in the additional offerings.
On September 25, 2015, we completed a public offering of 5,750,000 shares of common stock (including 750,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $14.14 per share, which resulted in net proceeds of $79.4 million. Steven B. Klinsky, the Chairman of our board of directors, purchased 500,000 shares in this offering at the public offering price.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 200.0% after such borrowing.
At December 31, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $30.1 million and $23.4 million, respectively, and at December 31, 2013, the Predecessor Operating Company had cash and cash equivalents of approximately $15.0 million. Our cash used in operating activities during the years ended December 31, 2015 and December 31, 2014, was approximately $(63.3) million and $(289.6) million, respectively, and cash used in operating activities for the Predecessor Operating Company for the year ended December 31, 2013 was approximately $(40.4) million. Refer to the Predecessor Operating Company's Consolidated Statements of Cash Flows for the period January 1, 2014 to May 7, 2014 included in an exhibit attached hereto. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Borrowings
Holdings Credit Facility—On December 18, 2014 we entered into the Second Amended and Restated Loan and Security Agreement (the "Holdings Credit Facility"), among us, as the Collateral Manager, NMF Holdings as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019.

Immediately prior to amending the Holdings Credit Facility, NMF SLF merged with and into NMF Holdings. The Holdings Credit Facility effectively amended and restated the Predecessor Holdings Credit Facility (as defined below), merged with the SLF Credit Facility (as defined below), and combined the amount of borrowings previously available.
The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495.0 million, which is the aggregate of the $280.0 million previously available under the Predecessor Holdings Credit Facility (as defined below) and the $215.0 million previously available under the SLF Credit Facility (as defined below). Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Securities, LLC. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The maximum amount of revolving borrowings available under the Predecessor Holdings Credit Facility was $280.0 million. Until December 18, 2014, NMF Holdings was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Predecessor Holdings Credit Facility was amended and restated on May 6, 2014 and as a result, it was non-recourse to us and was collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Predecessor Holdings Credit Facility were capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Predecessor Holdings Credit Facility. The Predecessor Holdings Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Predecessor Holdings Credit Facility required us to maintain a minimum asset coverage ratio. However, the covenants were generally not tied to mark to market fluctuations in the prices of NMF Holdings' investments, but rather to the performance of the underlying portfolio companies.
The Predecessor Holdings Credit Facility bore interest at a rate of the LIBOR plus 2.75% per annum and charged a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred, together, on the Holdings Credit Facility and the Predecessor Holdings Credit Facility for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
(in millions)	2015	2014	2013
Interest expense	$10.5	$7.1	$5.5
Non-usage fee	$0.5	$0.2	$0.4
Amortization of financing costs	$1.6	$0.9	$0.7
Weighted average interest rate	2.6%	2.9%	2.9%
Effective interest rate	3.2%	3.4%	3.6%
Average debt outstanding	$394.9	$244.6	$184.1

As of December 31, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $419.3 million and $468.1 million, respectively, and as of December 31, 2013, the outstanding balance on the Predecessor Holdings Credit Facility was $221.8 million, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility and Predecessor Holdings Credit Facility on such dates.
SLF Credit Facility—NMF SLF's Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility and was set to mature on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility was $215.0 million. The SLF Credit Facility was non-recourse to us and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility were capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants were generally not tied to mark to market fluctuations in the prices of the NMF SLF's investments, but rather to the performance of the underlying portfolio companies. NMF SLF was not restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans could be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility. The SLF Credit Facility merged with the Holdings Credit Facility on December 18, 2014.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
(in millions)	2015(1)	2014(2)		2013
Interest expense	$—	$4.5		$4.9
Non-usage fee	$—	$—	(3)	$—	(3)
Amortization of financing costs	$—	$0.8		$0.9
Weighted average interest rate	—%	2.2%		2.3%
Effective interest rate	—%	2.6%		2.7%
Average debt outstanding	$—	$209.3		$214.3
_______________________________________________________________________________

(1)	Not applicable, as the SLF Credit Facility merged into the Holdings Credit Facility on December 18, 2014.

(2)	For the year ended December 31, 2014, amounts reported relate to the period from January 1, 2014 to December 17, 2014 (date of merger).

(3)	For the years ended December 31, 2014 and December 31, 2013, the total non-usage fee was less than $50 thousand.
The SLF Credit Facility merged with the Holdings Credit Facility on December 18, 2014. The outstanding balance as of December 31, 2013 was $214.7 million and NMF SLF was in compliance with the applicable covenants in the SLF Credit Facility on such date.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended, dated June 4, 2014 (together with the related guarantee and security agreement, the "NMFC Credit Facility"), among us as the Borrower, Goldman Sachs Bank USA as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum amount of revolving borrowings available under the NMFC Credit Facility is $95.0 million, as amended on June 26, 2015. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
(in millions)	2015	2014(1)	2013(2)
Interest expense	$1.7	$0.2	$—
Non-usage fee	$0.1	$0.1	$—
Amortization of financing costs	$0.4	$0.1	$—
Weighted average interest rate	2.7%	2.7%	—%
Effective interest rate	3.5%	3.4%	—%
Average debt outstanding	$60.5	$11.2	$—
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, amounts reported relate to the period from June 4, 2014 (commencement of the NMFC Credit Facility) to December 31, 2014.

(2)	Not applicable, as the NMFC Credit Facility commenced on June 4, 2014.
As of December 31, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $90.0 million and $50.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Convertible Notes—On June 3, 2014, we closed a private offering of $115.0 million aggregate principal amount of senior unsecured convertible notes (the "Convertible Notes"), pursuant to an indenture, dated June 3, 2014 (the "Indenture"). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. As of the first anniversary, June 3, 2015, of the Convertible Notes, the restrictions under Rule 144A under the Securities Act of 1933 were removed, allowing the Convertible Notes to be eligible and freely tradeable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.

The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of December 31, 2015.

December 31, 2015
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at December 31, 2015	11.7%
Conversion rate at December 31, 2015(1)(2)	63.2794
Conversion price at December 31, 2015(2)(3)	$15.80
Last conversion price calculation date	June 3, 2015
_______________________________________________________________________________

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $14.16 per share. In no event will the total number of shares of common stock issuable upon conversion exceed 70.6214 per $1.0 thousand principal amount of the Convertible Notes. We have determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. As reflected in Item 8.—Financial Statements and Supplementary Data—Note 12, Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
We may not redeem the Convertible Notes prior to maturity. No sinking fund is provided for the Convertible Notes. In addition, if certain corporate events, holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Note and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture.

The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
(in millions)	2015	2014(1)	2013(2)
Interest expense	$5.8	$3.3	$—
Amortization of financing costs	$0.7	$0.4	$—
Effective interest rate	5.6%	5.6%	—%
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, amounts reported relate to the period from June 3, 2014 (commencement of the Convertible Notes) to December 31, 2014.

(2)	Not applicable, as the Convertible Notes commenced on June 3, 2014.
As of December 31, 2015 and December 31, 2014, the outstanding balance on the Convertible Notes was $115.0 million and $115.0 million, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
SBA-guaranteed debentures—On August 1, 2014, SBIC LP received an SBIC license from the SBA.
The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to us, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC LP over our stockholders in the event SBIC LP is liquidated or the SBA exercises remedies upon an event of default.
The maximum amount of borrowings available under current SBA regulations is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.
As of December 31, 2015 and December 31, 2014, SBIC LP had regulatory capital of approximately $72.4 million and $42.2 million, respectively, and SBA-guaranteed debentures outstanding of $117.7 million and $37.5 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our fixed-rate SBA-guaranteed debentures as of December 31, 2015.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
Interim SBA-guaranteed debentures:
	March 1, 2026(1)	7.0	0.760%	0.742%
	March 1, 2026(1)	6.9	0.887%	0.742%
Total SBA-guaranteed debentures		$117.7
_____________________________________________________________________________

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in March 2016.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years ended December 31,
(in millions)	2015	2014(1)		2013(2)
Interest expense	$1.7	$—	(3)	$—
Amortization of financing costs	$0.2	$—	(3)	$—
Weighted average interest rate	2.4%	0.9%		—%
Effective interest rate	2.7%	1.3%		—%
Average debt outstanding	$71.9	$29.2		$—
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, amounts reported relate to the period from August 1, 2014 (receipt of the SBIC license) to December 31, 2014. The initial SBA-guaranteed debenture borrowing occurred on November 17, 2014.

(2)	Not applicable, as the SBIC LP received an SBIC license from the SBA on August 1, 2014.

(3)	For the year ended December 31, 2014, the total interest expense and amortization of financing costs were less than $50 thousand.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2015 and December 31, 2014, SBIC LP was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2015 and December 31, 2014, we had outstanding commitments to third parties to fund investments totaling $26.3 million and $27.4 million respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2015 and December 31, 2014, we did not enter into any commitment letters to purchase debt investments. As of December 31, 2015 and December 31, 2014, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2015 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$419.3	$—	$—	$419.3	$—
SBA-guaranteed debentures(2)	117.7	—	—	—	117.7
Convertible Notes(3)	115.0	—	—	115.0	—
NMFC Credit Facility(4)	90.0	—	—	90.0	—
Total Contractual Obligations	$742.0	$—	$—	$624.3	$117.7
_______________________________________________________________________________

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($419.3 million as of December 31, 2015) must be repaid on or before December 18, 2019. As of December 31, 2015, there was approximately $75.7 million of possible capacity remaining under the Holdings Credit Facility.

(2)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(3)	The $115.0 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.

(4)
Under the terms of the $95.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($90.0 million as of December 31, 2015) must be repaid on or before June 4, 2019. As of December 31, 2015, there was approximately $5.0 million of possible capacity remaining under the NMFC Credit Facility.

We have certain contracts under which we have material future commitments. We have $26.3 million of undrawn funding commitments as of December 31, 2015 related to our participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of our portfolio companies. As of December 31, 2015, we had not entered into any bridge financing commitments or commitment letters which could require funding in the future.
We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2015 totaled $81.0 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2015 and December 31, 2014:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2015
Fourth Quarter	November 3, 2015	December 16, 2015	December 30, 2015	$0.34
Third Quarter	August 4, 2015	September 16, 2015	September 30, 2015	0.34
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
				$1.36

December 31, 2014
Fourth Quarter	November 4, 2014	December 16, 2014	December 30, 2014	$0.34
Third Quarter	August 5, 2014	September 16, 2014	September 30, 2014	0.34
Third Quarter	July 30, 2014	August 20, 2014	September 3, 2014	0.12	(1)
Second Quarter	May 6, 2014	June 16, 2014	June 30, 2014	0.34
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	0.34
				$1.48
_______________________________________________________________________________

(1)	Special dividend related to estimated realized capital gains attributable to the Predecessor Operating Company's warrant investments in Learning Care Group (US), Inc.
Tax characteristics of all dividends paid are reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, will be determined by our board of directors.
We intend to pay quarterly distributions to our stockholders in amounts sufficient to maintain our status as a RIC. We intend to distribute approximately all of our Adjusted Net Investment Income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. See Item 8—Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
Related Parties
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

•
We have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, expenses payable to the Administrator as well as other direct and indirect expenses (excluding interest, other financing expense, trading expenses and management and incentive fees) had been capped at $3.5 million for the time period from April 1, 2012 to March 31, 2013 and capped at $4.25 million for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2015, approximately $1.4 million of indirect administrative expenses were included in administrative expenses, of which $0.7 million were waived by the Administrator. As of December 31, 2015, approximately $0.4 million were payable to the Administrator.

•
We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance".

In addition, we have adopted a formal code of ethics that governs the conduct of our respective officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures.
Concurrently with the IPO, we sold an additional 2,172,000 shares of our common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. During the year ended December 31, 2015, certain of the loans held in our portfolio had floating interest rates. As of December 31, 2015, approximately 86.8% of investments at fair value (excluding investments on non-accrual, revolvers, delayed draws and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 13.2% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2015. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and convertible notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2015. Interest expense on our floating rate credit facilities are calculated using the interest rate as of December 31, 2015, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2015. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2015, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	1.06%	(1)
Base Interest Rate	—%
+100 Basis Points	0.82%
+200 Basis Points	7.27%
+300 Basis Points	14.06%
_______________________________________________________________________________

(1)	Limited to the lesser of the December 31, 2015 LIBOR rates or a decrease of 25 basis points.
We were not exposed to any foreign currency exchange risks as of December 31, 2015.

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: + 1 212 492 4000 Fax: + 1 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
New Mountain Finance Corporation and subsidiaries
New York, New York

We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015 and the consolidated financial highlights for the period from May 19, 2011 (commencement of operations) to December 31, 2011 and for the years ended December 31, 2015, 2014, 2013 and 2012. These financial statements and financial highlights are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
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
In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of New Mountain Finance Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2015 and the financial highlights for the period from May 19, 2011 (commencement of operations) to December 31, 2011 and for the years ended December 31, 2015, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February, 29, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2016

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2015	December 31, 2014
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,438,415 and $1,422,891, respectively)	$1,377,515	$1,402,210
Non-controlled/affiliated investments (cost $89,047 and $23,000, respectively)	87,287	22,461
Controlled investments (cost of $41,254 and $0, respectively)	47,422	—
Total investments at fair value (cost $1,568,716 and $1,445,891, respectively)	1,512,224	1,424,671
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	29,704	30,000
Cash and cash equivalents	30,102	23,445
Deferred financing costs (net of accumulated amortization of $8,822 and $5,867, respectively)	13,992	14,052
Interest and dividend receivable	13,832	11,744
Receivable from affiliates	360	490
Receivable from unsettled securities sold	—	8,912
Other assets	1,924	1,606
Total assets	$1,602,138	$1,514,920
Liabilities
Holdings Credit Facility	$419,313	$468,108
SBA-guaranteed debentures	117,745	37,500
Convertible Notes	115,000	115,000
NMFC Credit Facility	90,000	50,000
Incentive fee payable	5,622	4,803
Management fee payable	5,466	5,144
Payable for unsettled securities purchased	5,441	26,460
Interest payable	2,343	1,352
Deferred tax liability	1,676	493
Payable to affiliates	564	822
Other liabilities	2,060	3,068
Total liabilities	765,230	712,750
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, and 64,005,387 and 57,997,890 shares issued and outstanding, respectively	640	580
Paid in capital in excess of par	899,713	817,129
Accumulated undistributed net investment income	4,164	2,530
Accumulated undistributed net realized gains on investments	1,342	14,131
Net unrealized (depreciation) appreciation (net of provision for taxes of $1,676 and $493, respectively)	(68,951)	(32,200)
Total net assets	$836,908	$802,170
Total liabilities and net assets	$1,602,138	$1,514,920
Number of shares outstanding	64,005,387	57,997,890
Net asset value per share	$13.08	$13.83

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Years Ended December 31,
	2015	2014	2013
Investment income(1)
From non-controlled/non-affiliated investments:
Interest income	$132,665	$85,123	$—
Dividend income	(407)	1,243	—
Other income	5,996	4,023	—
From non-controlled/affiliated investments:
Interest income	5,402	—	—
Dividend income	3,619	1,066	—
Other income	1,965	468	—
From controlled investments:
Interest income	2,007	—	—
Dividend income	2,559	—	—
Other income	49	—	—
Investment income allocated from New Mountain Finance Holdings, L.L.C.(2)
Interest income	—	40,515	84,925
Dividend income	—	2,368	3,567
Other income	—	795	2,384
Total investment income	153,855	135,601	90,876
Expenses
Incentive fee(1)	20,591	12,070	—
Capital gains incentive fee(1)	—	(8,573)	—
Total incentive fees(1)	20,591	3,497	—
Management fee(1)	25,858	13,593	—
Interest and other financing expenses(1)	23,374	13,269	—
Professional fees(1)	3,214	2,390	—
Administrative expenses(1)	2,450	1,470	—
Other general and administrative expenses(1)	1,665	1,138	—
Net expenses allocated from New Mountain Finance Holdings, L.L.C.(2)	—	20,808	40,355
Total expenses	77,152	56,165	40,355
Less: management fee waived (see Note 5)(1)	(5,219)	(686)	—
Less: expenses waived and reimbursed (see Note 5)(1)	(733)	(380)	—
Net expenses	71,200	55,099	40,355
Net investment income before income taxes	82,655	80,502	50,521
Income tax expense(1)	160	436	—
Net investment income	82,495	80,066	50,521
Net realized (losses) gains:
Non-controlled/non-affiliated investments(1)	(12,789)	357	—
Investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	8,568	5,427
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments(1)	(40,807)	(43,324)	—
Non-controlled/affiliated investments(1)	(633)	(539)	—
Controlled investments(1)	6,168	—	—
Securities purchased under collateralized agreements to resell(1)	(296)	—	—
Investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	940	6,016
Investment in New Mountain Finance Holdings, L.L.C.(2)	—	—	(44)
Provision for taxes(1)	(1,183)	(493)	—
Net realized and unrealized (losses) gains	(49,540)	(34,491)	11,399
Net increase in net assets resulting from operations	$32,955	$45,575	$61,920
Basic earnings per share	$0.55	$0.88	$1.76
Weighted average shares of common stock outstanding—basic (See Note 12)	59,715,290	51,846,164	35,092,722
Diluted earnings per share	$0.55	$0.86	$1.76
Weighted average shares of common stock outstanding—diluted (See Note 12)	66,968,089	56,157,835	35,092,722
Dividends declared and paid per share	$1.36	$1.48	$1.48
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, the amounts reported relate to the period from May 8, 2014 to December 31, 2014.

(2)	For the year ended December 31, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Years Ended December 31,
	2015	2014	2013
Increase (decrease) in net assets resulting from operations:
Net investment income(1)	$82,495	$57,196	$—
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	—	22,870	50,521
Net realized (losses) gains on investments(1)	(12,789)	357	—
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	8,568	5,427
Net change in unrealized (depreciation) appreciation of investments(1)	(35,272)	(43,863)	—
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell(1)	(296)	—	—
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	940	6,016
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.(2)	—	—	(44)
Provision for taxes(1)	(1,183)	(493)	—
Net increase in net assets resulting from operations	32,955	45,575	61,920
Capital transactions
Net proceeds from shares sold	79,415	141,157	100,040
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(250)	(281)
Deferred offering costs(1)	(285)	(476)	—
Value of shares issued for exchanged units	—	38,840	193,262
Dividends declared to stockholders from net investment income	(81,002)	(71,365)	(50,521)
Dividends declared to stockholders from net realized gains	—	(6,247)	(1,323)
Reinvestment of dividends	3,655	4,829	5,084
Total net increase in net assets resulting from capital transactions	1,783	106,488	246,261
Net increase in net assets	34,738	152,063	308,181
Net assets at the beginning of the period	802,170	650,107	341,926
Net assets at the end of the period(3)	$836,908	$802,170	$650,107

Capital share activity
Shares sold	5,750,000	9,775,000	7,000,000
Shares issued for exchanged units	—	2,671,938	13,550,000
Shares issued from reinvestment of dividends	257,497	326,197	348,504
Net increase in shares outstanding	6,007,497	12,773,135	20,898,504
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, the amounts reported relate to the period from May 8, 2014 to December 31, 2014.

(2)	For the year ended December 31, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

(3)	For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, includes accumulated undistributed net investment income of $4,164, $2,530 and $0, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$32,955	$45,575	$61,920
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(22,870)	(50,521)
Net realized losses (gains) on investments(1)	12,789	(357)	—
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(8,568)	(5,427)
Net change in unrealized depreciation (appreciation) of investments(1)	35,272	43,863	—
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	296	—	—
Net change in unrealized (appreciation) depreciation of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	(940)	(6,016)
Net change in unrealized depreciation (appreciation) in New Mountain Finance Holdings, L.L.C.(2)	—	—	44
Amortization of purchase discount(1)	(2,511)	(1,721)	—
Amortization of deferred financing costs(1)	2,955	1,713	—
Non-cash investment income(1)	(5,978)	(3,479)	—
(Increase) decrease in operating assets:
Cash and cash equivalents from New Mountain Finance Holdings, L.L.C.(3)	—	957	—
Purchase of investments and delayed draw facilities(1)	(609,667)	(529,540)	—
Proceeds from sales and paydowns of investments(1)	483,936	261,747	—
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities(1)	157	29	—
Cash paid for purchase of drawn portion of revolving credit facilities(1)	(3,227)	(2,548)	—
Cash paid for drawn revolvers(1)	(4,376)	—	—
Cash repayments on drawn revolvers(1)	6,052	380	—
Cash paid for securities purchased under collateralized agreements to resell(1)	—	(30,000)	—
Interest and dividend receivable(1)	(2,088)	(207)	—
Receivable from affiliates(1)	130	(106)	—
Receivable from unsettled securities sold(1)	8,912	(8,912)	—
Other assets(1)	(156)	196	—
Purchase of investment in New Mountain Finance Holdings, L.L.C.(2)	—	(58,644)	(100,040)
Distributions from New Mountain Finance Holdings, L.L.C.(2)	—	15,247	50,165
Increase (decrease) in operating liabilities(1):
Incentive fee payable	819	(1,522)	—
Management fee payable	322	(911)	—
Payable for unsettled securities purchased	(21,019)	17,054	—
Interest payable	991	1,259	—
Deferred tax liability	1,183	493	—
Payable to affiliates	(258)	589	—
Capital gains incentive fee payable	—	(8,573)	—
Other liabilities	(836)	225	—
Net cash flows used in operating activities	(63,347)	(289,571)	(49,875)
Cash flows from financing activities
Net proceeds from shares sold	79,415	141,157	100,040
Dividends paid	(77,347)	(72,783)	(50,165)
Offering costs paid(1)	(325)	(478)	—
Proceeds from Holdings Credit Facility(1)	400,355	384,721	—
Repayment of Holdings Credit Facility(1)	(449,150)	(314,400)	—
Proceeds from SBA-guaranteed debentures(1)	80,245	37,500	—
Proceeds from Convertible Notes(1)	—	115,000	—
Proceeds from NMFC Credit Facility(1)	148,800	72,000	—
Repayment of NMFC Credit Facility(1)	(108,800)	(22,000)	—
Proceeds from SLF Credit Facility(1)	—	21,255	—
Repayment of SLF Credit Facility(1)	—	(37,700)	—
Deferred financing costs paid(1)	(3,189)	(11,256)	—
Net cash flows provided by financing activities	70,004	313,016	49,875
Net increase in cash and cash equivalents	6,657	23,445	—
Cash and cash equivalents at the beginning of the period	23,445	—	—
Cash and cash equivalents at the end of the period	$30,102	$23,445	$—
Supplemental disclosure of cash flow information
Cash interest paid	$18,683	$9,924	$—
Income taxes paid	217	437	—
Non-cash operating activities:
Non-cash activity on investments	$60,652	$—	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$—	$38,840	$193,262
Value of shares issued in connection with dividend reinvestment plan	3,655	4,829	5,084
Accrual for offering costs(1)	638	516	—
Accrual for deferred financing costs(1)	81	375	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C(2)	—	(250)	(281)
SLF Credit Facility merger with the Holdings Credit Facility(1)	—	198,555	—
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, the amounts reported relate to the period from May 8, 2014 to December 31, 2014.

(2)	For the year ended December 31, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

(3)	Represents the cash and cash equivalent balance of New Mountain Finance Holdings, L.L.C.'s at the date of restructuring. See Note 1, Formation and Business Purpose.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (L + 7.00%/M)	9/23/2019	$10,800	$10,752	$10,314	1.23%
Total Funded Debt Investments - Australia				$10,800	$10,752	$10,314	1.23%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (L + 9.25%/Q)	7/30/2020	$24,630	$24,339	$19,581
	Second lien (3)	10.50% (L + 9.25%/Q)	7/30/2020	8,204	8,324	6,522
				32,834	32,663	26,103	3.12%
Total Funded Debt Investments - Luxembourg				$32,834	$32,663	$26,103	3.12%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien (3)	10.13% (L + 9.13%/Q)	2/17/2023	$10,000	$9,303	$9,049	1.08%
Total Funded Debt Investments - Netherlands				$10,000	$9,303	$9,049	1.08%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.50% (L + 9.50%/Q)	1/31/2023	$32,500	$31,736	$31,363	3.75%
Total Funded Debt Investments - United Kingdom				$32,500	$31,736	$31,363	3.75%

Funded Debt Investments - United States
Deltek, Inc.
Software	Second lien (3)	9.50% (L + 8.50%/Q)	6/26/2023	$21,000	$20,972	$20,948
	Second lien (2)	9.50% (L + 8.50%/Q)	6/26/2023	20,000	19,619	19,950
				41,000	40,591	40,898	4.89%
TIBCO Software Inc.
Software	First lien (2)	6.50% (L + 5.50%/M)	12/4/2020	29,775	28,508	27,021
	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,611	12,600
				44,775	43,119	39,621	4.73%

AssuredPartners, Inc.
Business Services	Second lien (2)	10.00% (L + 9.00%/Q)	10/20/2023	20,000	19,212	19,600
	Second lien (3)	10.00% (L + 9.00%/Q)	10/20/2023	20,000	19,212	19,600
				40,000	38,424	39,200	4.68%

Kronos Incorporated
Software	Second lien (2)	9.75% (L + 8.50%/Q)	4/30/2020	32,641	32,443	32,546
	Second lien (3)	9.75% (L + 8.50%/Q)	4/30/2020	5,000	4,961	4,985
				37,641	37,404	37,531	4.48%
Hill International, Inc.
Business Services	First lien (2)	7.75% (L + 6.75%/Q)	9/28/2020	37,056	36,752	36,779	4.39%
ProQuest LLC
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	12/15/2022	35,000	34,302	34,300	4.10%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Navex Global, Inc.
Software	First lien (4)	5.75% (L + 4.75%/Q)	11/19/2021	$4,610	$4,570	$4,471
	First lien (2)	5.75% (L + 4.75%/Q)	11/19/2021	2,610	2,587	2,531
	Second lien (4)	9.75% (L + 8.75%/Q)	11/18/2022	17,879	17,683	17,343
	Second lien (3)	9.75% (L + 8.75%/Q)	11/18/2022	10,121	10,001	9,817
				35,220	34,841	34,162	4.08%
Ascend Learning, LLC
Education	Second lien (3)	9.50% (L + 8.50%/Q)	11/30/2020	34,727	34,352	33,077	3.95%
CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/Q)	12/19/2020	33,261	33,030	32,928	3.93%
Physio-Control International, Inc.
Healthcare Products	Second lien (2)	10.00% (L + 9.00%/Q)	6/5/2023	30,000	29,426	27,451
	Second lien (3)	10.00% (L + 9.00%/Q)	6/5/2023	4,000	3,703	3,660
				34,000	33,129	31,111	3.72%
Valet Waste Holdings, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/Q)	9/24/2021	29,925	29,564	29,505
	First lien (3)(11) - Drawn	8.00% (L + 7.00%/Q)	9/24/2021	1,500	1,481	1,479
				31,425	31,045	30,984	3.70%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (L + 8.75%/Q)	2/8/2019	30,875	30,781	30,759	3.68%
TASC, Inc.
Federal Services	First lien (2)	7.00% (L + 6.00%/Q)	5/22/2020	28,314	28,001	28,396
	Second lien (3)	12.00%/Q	5/21/2021	2,000	1,964	2,062
				30,314	29,965	30,458	3.64%
Pittsburgh Glass Works, LLC (24)
Manufacturing	First lien (2)	10.13% (L + 9.13%/M)	11/25/2021	30,000	29,852	29,850	3.57%
Integro Parent Inc.
Business Services	First lien (2)	6.75% (L + 5.75%/Q)	10/31/2022	17,370	17,029	16,980
	First lien (2)	6.75% (L + 5.75%/M)	10/31/2022	2,630	2,578	2,570
	Second lien (3)	10.25% (L + 9.25%/Q)	10/30/2023	10,000	9,901	9,625
				30,000	29,508	29,175	3.49%
CompassLearning, Inc. (15)
Education	First lien (2)	8.00% (L + 6.75%/Q)	11/26/2018	30,000	29,531	28,471	3.40%
Ryan, LLC
Business Services	First lien (2)	6.75% (L + 5.75%/M)	8/7/2020	27,300	26,918	26,583	3.18%
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)(9)	9.75%/S	4/1/2021	24,500	24,378	26,093	3.12%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (L + 6.50%/M)	11/13/2017	25,876	25,636	25,747	3.08%
DigiCert Holdings, Inc.
Software	First lien (2)	6.00% (L + 5.00%/Q)	10/21/2021	25,000	24,268	24,375	2.91%
Pelican Products, Inc.
Business Products	Second lien (3)	9.25% (L + 8.25%/Q)	4/9/2021	15,500	15,519	14,764
	Second lien (2)	9.25% (L + 8.25%/Q)	4/9/2021	10,000	10,115	9,524
				25,500	25,634	24,288	2.90%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Confie Seguros Holding II Co.
Consumer Services	Second lien (2)	10.25% (L + 9.00%/M)	5/8/2019	$18,886	$18,789	$18,673
	Second lien (3)	10.25% (L + 9.00%/M)	5/8/2019	5,571	5,648	5,508
				24,457	24,437	24,181	2.89%
AAC Holding Corp.
Education	First lien (2)	8.25% (L + 7.25%/M)	9/30/2020	25,000	24,640	24,110	2.88%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	10.00% (L + 8.75%/Q)	10/9/2019	28,300	27,974	23,630	2.82%
PetVet Care Centers LLC
Consumer Services	Second lien (3)	9.75% (L + 8.75%/Q)	6/17/2021	24,000	23,789	23,149	2.77%
EN Engineering, L.L.C.
Business Services	First lien (2)	7.00% (L + 6.00%/Q)	6/30/2021	21,321	21,121	20,554
	First lien (2)(11) - Drawn	8.50% (P + 5.00%/Q)	6/30/2021	1,223	1,211	1,179
				22,544	22,332	21,733	2.60%
Aricent Technologies
Business Services	Second lien (2)	9.50% (L + 8.50%/M)	4/14/2022	20,000	19,881	19,133
	Second lien (3)	9.50% (L + 8.50%/M)	4/14/2022	2,550	2,558	2,440
				22,550	22,439	21,573	2.58%
McGraw-Hill School Education Holdings, LLC
Education	First lien (2)	6.25% (L + 5.00%/M)	12/18/2019	21,560	21,408	21,237	2.54%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.00% (L + 6.00%/Q)	4/20/2021	19,502	19,324	19,254
	First lien (4)(11) - Drawn	7.00% (L + 6.00%/Q)	4/20/2021	1,753	1,736	1,731
				21,255	21,060	20,985	2.51%
IT'SUGAR LLC
Retail	First lien (4)	10.50% (L + 9.50%/Q)	10/23/2019	21,000	20,215	20,183	2.41%
Weston Solutions, Inc.
Business Services	Subordinated (4)	16.00%/Q	7/3/2019	20,000	20,000	19,430	2.32%
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	9.75% (L + 8.75%/Q)	11/19/2019	19,895	19,895	19,117	2.28%
Severin Acquisition, LLC
Software	Second lien (4)	9.25% (L + 8.25%/Q)	7/29/2022	15,000	14,857	14,272
	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	4,154	4,113	4,112
				19,154	18,970	18,384	2.20%
First American Payment Systems, L.P.
Business Services	Second lien (2)	10.75% (L + 9.50%/M)	4/12/2019	18,643	18,423	18,362	2.20%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	7/2/2021	17,811	17,645	17,632
	First lien (3)(11) - Drawn	7.75% (P + 4.25%/Q)	7/2/2021	53	52	52
				17,864	17,697	17,684	2.11%
YP Holdings LLC / Print Media Holdings LLC (12)
YP LLC / Print Media LLC
Media	First lien (2)	8.00% (L + 6.75%/M)	6/4/2018	18,320	18,182	17,679	2.11%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)	8.25% (L + 7.25%/Q)	8/4/2022	17,955	17,783	17,550	2.10%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (L + 8.25%/M)	7/23/2020	$18,500	$18,352	$17,066	2.04%
Vertafore, Inc.
Software	Second lien (2)	9.75% (L + 8.25%/M)	10/27/2017	13,855	13,848	13,844
	Second lien (3)	9.75% (L + 8.25%/M)	10/27/2017	2,000	2,016	1,999
				15,855	15,864	15,843	1.89%
GSDM Holdings Corp.
Healthcare Services	Subordinated (4)	10.00%/M	6/23/2020	15,000	14,880	15,000	1.79%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (2)	6.75% (L + 5.00%/Q)	12/14/2016	14,998	14,736	14,586	1.74%
TW-NHME Holdings Corp. (23)
National HME, Inc.
Healthcare Services	Second lien (4)	10.25% (L + 9.25%/Q)	7/14/2022	14,000	13,833	13,825	1.65%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%/S	12/15/2018	25,000	25,000	12,251
	First lien (3)	12.25%/S	12/15/2018	2,660	2,064	1,302
				27,660	27,064	13,553	1.62%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (L + 8.00%/M)	7/23/2017	14,000	13,978	12,740	1.52%
SW Holdings, LLC
Business Services	Second lien (4)	9.75% (L + 8.75%/Q)	12/30/2021	13,500	13,373	12,701	1.52%
Poseidon Intermediate, LLC
Software	Second lien (2)	9.50% (L + 8.50%/Q)	8/15/2023	13,000	12,811	12,427	1.49%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	13,000	12,798	11,960	1.43%
PowerPlan Holdings, Inc.
Software	Second lien (2)	10.75% (L + 9.75%/M)	2/23/2023	10,000	9,907	9,573	1.14%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%/S	1/15/2018	24,357	24,493	9,377	1.12%
TTM Technologies, Inc.**
Business Products	First lien (2)	6.00% (L + 5.00%/Q)	5/31/2021	9,980	9,554	9,132	1.09%
Smile Brands Group Inc.
Healthcare Services	First lien (2)	9.00% (L + 6.25% + 1.50% PIK/Q)*	8/16/2019	12,204	12,091	8,878	1.06%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/Q)	12/20/2019	9,000	8,868	8,865	1.06%
QC McKissock Investment, LLC (17)
McKissock, LLC
Education	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	4,875	4,838	4,707
	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	3,148	3,124	3,039
	First lien (2)(11) - Drawn	7.50% (L + 6.50%/Q)	8/5/2019	1,016	1,007	981
				9,039	8,969	8,727	1.04%
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)
Software	First lien (2)	6.00% (L + 5.00%/Q)	11/4/2020	1,960	1,946	1,877
	Second lien (2)	9.25% (L + 8.25%/Q)	11/4/2021	7,000	6,917	6,720
				8,960	8,863	8,597	1.03%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien (2)	7.50% (L + 6.25%/Q)	7/7/2020	$7,242	$7,064	$6,807	0.81%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (L + 7.50%/M)	4/21/2017	6,859	6,828	6,344	0.76%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (L + 8.25%/Q)	3/16/2018	7,000	6,953	5,443	0.65%
Packaging Coordinators, Inc. (13)
Healthcare Products	Second lien (3)	9.00% (L + 8.00%/Q)	8/1/2022	5,000	4,957	4,925	0.59%
Immucor, Inc.
Healthcare Services	Subordinated (2)(9)	11.13%/S	8/15/2019	5,000	4,963	4,575	0.55%
GCA Services Group, Inc.
Business Services	Second lien (3)	9.25% (L + 8.00%/Q)	11/2/2020	4,000	3,973	3,950	0.47%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	2,471	0.30%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (3)	9.25% (L + 8.25%/Q)	3/10/2022	2,500	2,479	2,313	0.28%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,933	1,940	0.23%
Education Management Corporation (22)
Education Management II LLC
Education	First lien (2)	5.50% (L + 4.50%/Q)	7/2/2020	250	238	69
	First lien (3)	5.50% (L + 4.50%/Q)	7/2/2020	141	134	39
	First lien (2)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	437	375	46
	First lien (3)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	247	212	26
				1,075	959	180	0.02%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (14)
Education	First lien (2)	17.25% (P + 10.00% + 4.00% PIK/Q) (8)*	6/30/2012 - Past Due	1,665	1,434	—
	First lien (2)	17.25% (P + 10.00% + 4.00% PIK/Q) (8)*	6/30/2012 - Past Due	103	94	—
				1,768	1,528	—	—%
Total Funded Debt Investments - United States				$1,314,464	$1,297,775	$1,237,175	147.83%
Total Funded Debt Investments				$1,400,598	$1,382,229	$1,314,004	157.01%
Equity - United Kingdom
Packaging Coordinators, Inc. (13)
PCI Pharma Holdings UK Limited**
Healthcare Products	Ordinary shares (2)	—	—	19,427	$578	$1,612	0.19%
Total Shares - United Kingdom					$578	$1,612	0.19%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (3)(20)	12.00% (10.00% + 2.00% PIK/Q)*	—	52,058	$51,518	$51,911	6.20%
TWDiamondback Holdings Corp. (18)
Distribution & Logistics	Preferred shares (4)	—	—	200	2,000	2,000	0.24%
TW-NHME Holdings Corp. (23)
Healthcare Services	Preferred shares (4)	—	—	100	1,000	1,000	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ancora Acquisition LLC (14)
Education	Preferred shares (6)	—	—	372	$83	$393	0.05%
Education Management Corporation (22)
Education	Preferred shares (2)	—	—	3,331	200	10
	Preferred shares (3)	—	—	1,879	113	5
	Ordinary shares (2)	—	—	2,994,065	100	202
	Ordinary shares (3)	—	—	1,688,976	56	114
					469	331	0.04%
Total Shares - United States					$55,070	$55,635	6.65%
Total Shares					$55,648	$57,247	6.84%
Warrants - United States
YP Holdings LLC / Print Media Holdings LLC (12)
YP Equity Investors, LLC
Media	Warrants (5)	—	5/8/2022	5	$—	$5,304	0.63%
IT'SUGAR LLC
Retail	Warrants (3)	—	10/23/2025	94,672	817	817	0.10%
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	5/5/2026	622	37	610	0.07%
Ancora Acquisition LLC (14)
Education	Warrants (6)	—	8/12/2020	20	—	—	—%
Total Warrants - United States					$854	$6,731	0.80%
Total Funded Investments					$1,438,731	$1,377,982	164.65%
Unfunded Debt Investments - United States
DCA Investment Holdings, LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	7/2/2021	$2,047	$(20)	$(20)	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(11) - Undrawn	—	8/4/2021	1,000	(10)	(23)	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	9/24/2021	3,000	(38)	(42)	—%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	2,700	(27)	(34)
	First lien (4)(11) - Undrawn	—	4/20/2021	947	(9)	(12)
				3,647	(36)	(46)	(0.01)%
QC McKissock Investment, LLC (17)
McKissock, LLC
Education	First lien (2)(11) - Undrawn	—	12/31/2015	1,862	(19)	(64)	(0.01)%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (3)(11) - Undrawn	—	12/14/2016	1,900	(181)	(79)	(0.01)%
EN Engineering, L.L.C.
Business Services	First lien (2)(11) - Undrawn	—	12/30/2016	2,348	(12)	(85)	(0.01)%
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (3)(11) - Undrawn	—	2/16/2016	2,158	—	(84)
	First lien (4)(11) - Undrawn	—	2/16/2016	605	—	(24)
				2,763	—	(108)	(0.01)%
Total Unfunded Debt Investments				$18,567	(316)	$(467)	(0.05)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Total Non-Controlled/Non-Affiliated Investments					$1,438,415	$1,377,515	164.60%
Non-Controlled/Affiliated Investments(25)
Funded Debt Investments - United States
Tenawa Resource Holdings LLC (16)
Tenawa Resource Management LLC
Energy	First lien (3)	10.50% (Base + 8.00%/Q)	5/12/2019	$40,000	$39,869	$38,813	4.64%
Edmentum Ultimate Holdings, LLC (19)
Education	Subordinated (3)	8.50% PIK/Q*	6/9/2020	3,786	3,778	3,622
	Subordinated (2)	10.00% PIK/Q*	6/9/2020	13,715	13,715	10,547
	Subordinated (3)	10.00% PIK/Q*	6/9/2020	3,374	3,374	2,595
				20,875	20,867	16,764	2.00%
Total Funded Debt Investments - United States				$60,875	$60,736	$55,577	6.64%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)	—	—	—	$23,000	$21,914	2.62%
Edmentum Ultimate Holdings, LLC (19)
Education	Ordinary shares (3)	—	—	123,968	11	3,341
	Ordinary shares (2)	—	—	107,143	9	2,888
					20	6,229	0.74%
Tenawa Resource Holdings LLC (16)
QID NGL LLC
Energy	Ordinary shares (7)	—	—	5,290,997	5,291	3,778	0.45%
Total Shares - United States					$28,311	$31,921	3.81%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (19)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Undrawn	—	6/9/2020	$4,881	$—	$(211)	(0.02)%
Total Unfunded Debt Investments				$4,881	$—	$(211)	(0.02)%
Total Non-Controlled/Affiliated Investments					$89,047	$87,287	10.43%
Controlled Investments(26)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)	8.50% (L + 7.50%/Q)	1/13/2019	$6,786	$6,786	$6,640
	First lien (3)	8.50% (L + 7.50%/Q)	1/13/2019	4,060	4,060	3,973
	First lien (3)	9.50% (L + 7.50% + 1.00% PIK/Q)*	1/13/2019	7,323	7,323	7,257
	Subordinated (2)	15.00% PIK/Q*	7/13/2019	1,487	1,487	1,417
	Subordinated (3)	15.00% PIK/Q*	7/13/2019	890	890	848
				20,546	20,546	20,135	2.40%
Total Funded Debt Investments - United States				$20,546	$20,546	$20,135	2.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(21)	—	—	16,680,037	$14,299	$13,870
	Preferred shares (3)(21)	—	—	4,609,569	3,952	3,833
	Ordinary shares (2)	—	—	2,096,477	1,925	7,528
	Ordinary shares (3)	—	—	579,366	532	2,081
					20,708	27,312	3.26%
Total Shares - United States					$20,708	$27,312	3.26%
Total Funded Investments					$41,254	$47,447	5.66%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/13/2019	$2,048	$—	$(18)
	First lien (3)(11) - Undrawn	—	1/13/2019	758	—	(7)
				2,806	—	(25)	—%
Total Unfunded Debt Investments				$2,806	$—	$(25)	—%
Total Controlled Investments					$41,254	$47,422	5.66%
Total Investments					$1,568,716	$1,512,224	180.69%
_______________________________________________________________________________

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

(3)
Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust as Lenders. See Note 7, Borrowings, for details.

(4)	Investment is held in New Mountain Finance SBIC, L.P.

(5)	Investment is held in NMF YP Holdings, Inc.

(6)	Investment is held in NMF Ancora Holdings, Inc.

(7)	Investment is held in NMF QID NGL Holdings, Inc.

(8)	Investment or a portion of the investment is on non-accrual status. See Note 3, Investments, for details.

(9)	Securities are registered under the Securities Act.

(10)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2015.

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
December 31, 2015
(in thousands, except shares)

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

(20)	Total shares reported assumes shares issued for the capitalization of PIK interest. Actual shares owned total 50,000 as of December 31, 2015.

(21)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

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

(23)	The Company holds an equity investment in TW-NHME Holdings Corp., as well as a second lien term loan investment in National HME, Inc., a wholly-owned subsidiary of TW-NHME Holdings Corp.

(24)	The Company holds an investment in Pittsburgh Glass Works, LLC that is structured as a first lien last out term loan.

(25)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2014 and December 31, 2015 along with transactions during the year ended December 31, 2015 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2014	Gross Additions(A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2015	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$—	$23,937	$(3,050)	$—	$1,895	$22,782	$1,171	$—	$—
NMFC Senior Loan Program I LLC	22,461	—	—	—	(547)	21,914	—	3,619	1,215
Tenawa Resource Holdings LLC	—	44,572	—	—	(1,981)	42,591	4,231	—	750
Total Non-Controlled/Affiliated Investments	$22,461	$68,509	$(3,050)	$—	$(633)	$87,287	$5,402	$3,619	$1,965

(A)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement at fair value of an existing portfolio company into this category from a different category.

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015
(in thousands, except shares)

(26)
Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2014 and December 31, 2015 along with transactions during the year ended December 31, 2015 in which the issuer was a controlled investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2014	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2015	Interest Income	Dividend Income	Other Income
UniTek Global Services, Inc.	$—	$42,780	$(1,526)	$—	$6,168	$47,422	$2,007	$2,559	$49
Total Controlled Investments	$—	$42,780	$(1,526)	$—	$6,168	$47,422	$2,007	$2,559	$49

(A)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement at fair value of an existing portfolio company into this category from a different category.

(B)
Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.

*	All or a portion of interest contains PIK interest.

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 6.8% of the Company’s total assets were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015

December 31, 2015
Investment Type	Percent of Total Investments at Fair Value
First lien	44.31%
Second lien	41.79%
Subordinated	5.75%
Equity and other	8.15%
Total investments	100.00%

December 31, 2015
Industry Type	Percent of Total Investments at Fair Value
Software	24.53%
Business Services	24.36%
Education	10.97%
Distribution & Logistics	7.76%
Federal Services	6.31%
Consumer Services	4.52%
Energy	4.33%
Healthcare Services	4.18%
Media	3.16%
Healthcare Products	2.49%
Business Products	2.21%
Manufacturing	1.98%
Investment Fund	1.45%
Retail	1.39%
Industrial Services	0.36%
Total investments	100.00%

December 31, 2015
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	86.26%
Fixed rates	13.74%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Pelican Products, Inc.
Business Products	Second lien(3)	9.25% (Base Rate + 8.25%)	4/9/2021	$15,500	$15,531	$15,306
	Second lien(2)	9.25% (Base Rate + 8.25%)	4/9/2021	10,000	10,123	9,875
				25,500	25,654	25,181	3.14%
YP Holdings LLC (10)
YP LLC
Media	First lien(2)	8.00% (Base Rate + 6.75%)	6/4/2018	24,936	24,678	25,029	3.12%
CRGT Inc.
Federal Services	First lien(2)	7.50% (Base Rate + 6.50%)	12/19/2020	25,000	24,750	24,750	3.09%
Confie Seguros Holding II Co.
Consumer Services	Second lien(2)	10.25% (Base Rate + 9.00%)	5/8/2019	18,886	18,786	18,877
	Second lien(3)	10.25% (Base Rate + 9.00%)	5/8/2019	5,571	5,647	5,569
				24,457	24,433	24,446	3.05%
PetVet Care Centers LLC
Consumer Services	Second lien(3)	9.75% (Base Rate + 8.75%)	6/17/2021	24,000	23,761	23,760	2.96%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien(2)	12.25%	12/15/2018	25,000	25,000	23,250	2.90%
Aricent Technologies
Business Services	Second lien(2)	9.50% (Base Rate + 8.50%)	4/14/2022	20,000	19,871	20,162
	Second lien(3)	9.50% (Base Rate + 8.50%)	4/14/2022	2,550	2,556	2,571
				22,550	22,427	22,733	2.83%
McGraw-Hill School Education Holdings, LLC
Education	First lien(2)	6.25% (Base Rate + 5.00%)	12/18/2019	21,780	21,594	21,771	2.71%
Weston Solutions, Inc.
Business Services	Subordinated(4)	16.00% (11.50% + 4.50% PIK)*	7/3/2019	20,458	20,458	20,828	2.60%
Aspen Dental Management, Inc.
Healthcare Services	First lien(2)	7.00% (Base Rate + 5.50%)	10/6/2016	20,862	20,697	20,732	2.58%
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien(4)	9.75% (Base Rate + 8.75%)	11/19/2019	19,895	19,895	19,895	2.48%
American Pacific Corporation**
Specialty Chemicals and Materials	First lien(2)	7.00% (Base Rate + 6.00%)	2/27/2019	19,850	19,722	19,825	2.47%
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien(2)	7.50% (Base Rate + 6.25%)	7/7/2020	19,950	19,592	19,152	2.39%
eResearchTechnology, Inc.
Healthcare Services	First lien(2)	6.00% (Base Rate + 4.75%)	5/2/2018	19,059	18,521	19,083	2.38%
First American Payment Systems, L.P.
Business Services	Second lien(2)	10.75% (Base Rate + 9.50%)	4/12/2019	18,643	18,369	18,457	2.30%
Permian Tank & Manufacturing, Inc.
Energy	First lien(2)	10.50%	1/15/2018	24,357	24,555	18,390	2.29%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.25%)	7/23/2020	18,500	18,326	17,814	2.22%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/27/2017	13,855	13,852	13,959
	Second lien(3)	9.75% (Base Rate + 8.25%)	10/27/2017	2,000	2,017	2,015
				15,855	15,869	15,974	1.99%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
MailSouth, Inc. (d/b/a Mspark)
Media	First lien(2)	6.75% (Base Rate + 4.99%)	12/14/2016	$16,778	$16,190	$15,771	1.97%
Edmentum, Inc.(fka Plato, Inc.)
Education	Second lien(2)	11.25% (Base Rate + 9.75%)	5/17/2019	25,000	24,713	12,500
	Second lien(3)	11.25% (Base Rate + 9.75%)	5/17/2019	6,150	6,040	3,075
				31,150	30,753	15,575	1.94%
GSDM Holdings Corp.
Healthcare Services	Subordinated(4)	10.00%	6/23/2020	15,000	14,860	14,642	1.83%
Smile Brands Group Inc.
Healthcare Services	First lien(2)	7.50% (Base Rate + 6.25%)	8/16/2019	14,319	14,154	13,746	1.71%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000	13,966	13,580	1.69%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien(2)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000	8,843	8,910	1.11%
Vitera Healthcare Solutions, LLC
Software	First lien(2)	6.00% (Base Rate + 5.00%)	11/4/2020	1,980	1,964	1,970
	Second lien(2)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000	6,906	6,825
				8,980	8,870	8,795	1.10%
McKissock, LLC
QC McKissock Investment, LLC
Education	First lien(2)	7.50% (Base Rate + 6.50%)	8/5/2019	4,923	4,877	4,844
	First lien(2)	7.50% (Base Rate + 6.50%)	8/5/2019	3,178	3,149	3,127
	First lien(2)(11)—Drawn	7.50% (Base Rate + 6.50%)	8/5/2019	576	570	567
				8,677	8,596	8,538	1.06%
Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien(3)	8.50% (Base Rate + 7.50%)	3/3/2021	5,000	4,934	4,987
	Second lien(2)	8.50% (Base Rate + 7.50%)	3/3/2021	3,000	2,957	2,993
				8,000	7,891	7,980	0.99%
Physio-Control International, Inc.
Healthcare Products	First lien(2)	9.88%	1/15/2019	6,651	6,651	7,083	0.88%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/21/2017	7,445	7,387	6,626	0.83%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	7,000	6,934	5,548	0.69%
Immucor, Inc.
Healthcare Services	Subordinated(2)(9)	11.13%	8/15/2019	5,000	4,957	5,425	0.68%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien(2)	7.25% (Base Rate + 5.50%)	12/22/2016	5,963	5,931	4,979	0.62%
Packaging Coordinators, Inc. (12)
Healthcare Products	Second lien(3)	9.00% (Base Rate + 8.00%)	8/1/2022	5,000	4,952	4,925	0.61%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien(2)	8.25% (Base Rate + 7.25%)	1/25/2021	5,000	4,940	4,867	0.61%
Learning Care Group (US) Inc. (17)
Learning Care Group (US) No. 2 Inc.
Education	First lien(2)	5.50% (Base Rate + 4.50%)	5/5/2021	4,465	4,424	4,476	0.56%
CRC Health Corporation
Healthcare Services	Second lien(3)	9.00% (Base Rate + 8.00%)	9/28/2021	4,000	3,925	4,098	0.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
GCA Services Group, Inc.
Business Services	Second lien(3)	9.25% (Base Rate + 8.00%)	11/1/2020	$4,000	$3,968	$3,955	0.49%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated(3)	9.63%	12/1/2018	3,500	3,502	3,531	0.44%
York Risk Services Holding Corp.
Business Services	Subordinated(3)	8.50%	10/1/2022	3,000	3,000	3,011	0.38%
Winebow Holdings, Inc. (Vinter Group, Inc., The)
Distribution & Logistics	Second lien(3)	8.50% (Base Rate + 7.50%)	1/2/2022	3,000	2,979	2,910	0.36%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien(3)	9.25% (Base Rate + 8.25%)	3/10/2022	2,500	2,477	2,250	0.28%
Education Management LLC**
Education	First lien(2)	9.25% PIK (Base Rate + 8.00% PIK)*	3/30/2018	1,944	1,902	880
	First lien(3)	9.25% PIK (Base Rate + 8.00% PIK)*	3/30/2018	1,097	1,085	496
				3,041	2,987	1,376	0.17%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (13)
Education	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (7)*	6/30/2012 - Past Due	1,665	1,434	216
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (7)*	6/30/2012 - Past Due	103	94	103
				1,768	1,528	319	0.04%
Total Funded Debt Investments - United States				$1,338,642	$1,325,057	$1,291,305	160.98%
Total Funded Debt Investments				$1,394,165	$1,380,164	$1,344,464	167.60%
Equity - United Kingdom
Packaging Coordinators, Inc. (12)
PCI Pharma Holdings UK Limited**
Healthcare Products	Ordinary shares(2)	—	—	19,427	$580	$1,193	0.15%
Total Shares - United Kingdom					$580	$1,193	0.15%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares(3)	12.00% (10.00% + 2.00% PIK)*	—	35,721	$35,721	$35,721	4.45%
Global Knowledge Training LLC
Education	Ordinary shares(2)	—	—	2	—	8
	Preferred shares(2)	—	—	2,423	—	9,739
					—	9,747	1.22%
Tenawa Resource Holdings LLC (16)
QID NGL LLC
Energy	Ordinary shares(3)	—	—	3,000,000	$3,000	$2,430	0.30%
TWDiamondback Holdings Corp. (18)
Distribution & Logistics	Preferred shares(4)	—	—	200	2,000	2,000	0.25%
Ancora Acquisition LLC (13)
Education	Preferred shares(6)	—	—	372	83	83	0.01%
Total Shares - United States					$40,804	$49,981	6.23%
Total Shares					$41,384	$51,174	6.38%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2014
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares		Cost	Fair Value	Percent of Net Assets
Warrants - United States
Storapod Holding Company, Inc.
Consumer Services	Warrants(3)	—	—	360,129		$156	$4,142	0.51%
YP Holdings LLC (10)
YP Equity Investors, LLC
Media	Warrants(5)	—	—	5		—	2,549	0.32%
Learning Care Group (US) Inc. (17)
ASP LCG Holdings, Inc.
Education	Warrants(3)	—	—	622		37	299	0.04%
UniTek Global Services, Inc.
Business Services	Warrants(3)	—	—	1,014,451	-8	1,449	—	—%
Alion Science and Technology Corporation
Federal Services	Warrants(3)	—	—	6,000		293	—	—%
Ancora Acquisition LLC (13)
Education	Warrants(6)	—	—	20		—	—	—%
Total Warrants - United States						$1,935	$6,990	0.87%
Total Funded Investments						$1,423,483	$1,402,628	174.85%
Unfunded Debt Investments - United States
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien(4)(11)—Undrawn	—	5/19/2015	$2,763		$—	$—	—%
UniTek Global Services, Inc.
Business Services	First lien(3)(11)—Undrawn	—	1/21/2015	5,425		—	—
	First lien(3)(11)—Undrawn	—	1/21/2015	2,048		—	—
	First lien(3)(11)—Undrawn	—	1/21/2015	758		—	—
						—	—	—%
McKissock, LLC
Education	First lien(2)(11)—Undrawn	—	8/5/2019	2,304		(23)	(37)	—%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien(3)(11)—Undrawn	—	12/14/2015	1,900		(181)	(156)	(0.02)%
Aspen Dental Management, Inc.
Healthcare Services	First lien(3)(11) - Undrawn	—	4/6/2016	5,000		(388)	(225)	(0.03)%
Total Unfunded Debt Investments				$20,198		$(592)	$(418)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments						$1,422,891	$1,402,210	174.80%
Non-Controlled/Affiliated Investments(19)
Equity - United States
NMFC Senior Loan Program I LLC**
Investment in Fund	Membership interest(3)	—	—	—		$23,000	$22,461	2.80%
Total Non-Controlled/Affiliated Investments						$23,000	$22,461	2.80%
Total Investments						$1,445,891	$1,424,671	177.60%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2014
(in thousands, except shares)

_______________________________________________________________________________

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

(3)
Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent and Goldman Sachs Bank USA and Morgan Stanley Bank, N.A. as Lenders. See Note 7, Borrowings, for details.

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
_______________________________________________________________________________

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
December 31, 2015
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
December 31, 2015
(in thousands, except share data)

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
Since NMFC's IPO, and through December 31, 2015, NMFC raised approximately $454,040 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.
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
December 31, 2015
(in thousands, except share data)

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
Current Organization
During the year ended December 31, 2015, the Company established a wholly-owned subsidiary, NMF QID NGL Holdings, Inc. (“NMF QID”). The Company’s wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The diagram below depicts the Company's organizational structure as of December 31, 2015.
_______________________________________________________________________________

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of December 31, 2015, the Company’s top five industry concentrations were software, business services, education, distribution & logistics and federal services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with GAAP. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946"). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora, NMF QID and NMF YP. Previously, the Company consolidated its wholly-owned indirect subsidiary NMF SLF until it merged with and into NMF Holdings on December 18, 2014. See Note 7, Borrowings, for details. Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in ASC 946 to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it was also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund was owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

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
December 31, 2015
(in thousands, except share data)

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
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2015 and December 31, 2014, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $29,704 and $30,000, respectively, collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $29,704 and $30,000, respectively, and guaranteed by a private hedge fund with approximately $716,590 and $769,390, respectively, of assets under management. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from the Company at the par value of the collateralized agreement once called upon by the Company or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement earned interest at a weighted average rate of 15.0% per annum as of December 31, 2015 and December 31, 2014.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2015 and December 31, 2014.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

Revenue recognition
The Company's revenue recognition policies are as follows:
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer.
Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:    Investments are placed on non-accrual status when principal or interest payments are past due 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
December 31, 2015
(in thousands, except share data)

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
Deferred offering costs—The Company's deferred offering costs consist of fees and expenses incurred in connection with equity offerings and the filing of shelf registration statements. Upon the issuance of shares, offering costs are charged as a direct reduction to net assets. Deferred offering costs are included in other assets on the Company's Consolidated Statements of Assets and Liabilities.
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
For the year ended December 31, 2015, the Company recognized a total provision for income taxes of $1,343 for the Company's consolidated subsidiaries. For the year ended December 31, 2015, the Company recorded current income tax expense of approximately $160 and deferred income tax expense of approximately $1,183, which excludes a deferred tax benefit of $520 attributable to one of the Company's consolidated subsidiaries. For the year ended December 31, 2014, the Company recognized a total provision for income taxes of $929 for the Company's consolidated subsidiaries. For the year ended December 31, 2014, the Company recorded current income tax expense of approximately $436 and deferred income tax expense of approximately $493.
As of December 31, 2015 and December 31, 2014, the Company had $1,676 and $493, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP. As of December 31, 2015, the Company had a deferred tax asset of $520 attributable to one of the Company’s consolidated subsidiaries primarily related to net operating losses.  The Company has determined that it is more likely than not that the subsidiary will have insufficient taxable income to realize some portion or all of the deferred tax asset.  As such, a full valuation allowance of $520 has been recorded against the deferred tax asset.
    The Company has adopted the Income Taxes topic of the Accounting Standards Codification Topic 740 ("ASC 740"). ASC 740 provides guidance for income taxes, including how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold through December 31, 2015. The 2012 through 2015 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

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
The Company applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is equal to or greater than 110.0% of the last determined net asset value of the shares, the Company will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of the Company's common stock on the New York Stock Exchange ("NYSE") on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
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
Dividend income recorded related to distributions received from flow-through investments is an accounting estimate based on the most recent estimate of the tax treatment of the distribution. During the year ended December 31, 2015, the Company adjusted accounting estimates related to the classification of dividend income for distributions received from three of the Company's equity investments. Based on updated tax projections received during the year ended December 31, 2015, the

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

Company decreased dividend income by $533, which decreased the equity investments cost basis by $3 and increased the realized gain by $530 to agree to the tax treatment on the equity investments.
Note 3. Investments
At December 31, 2015, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$711,601	$670,023
Second lien	656,165	631,985
Subordinated	95,429	87,005
Equity and other	105,521	123,211
Total investments	$1,568,716	$1,512,224

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$384,805	$370,892
Business Services	367,109	368,409
Education	167,222	165,947
Distribution & Logistics	123,053	117,375
Federal Services	95,459	95,477
Consumer Services	69,250	68,269
Energy	96,717	65,521
Healthcare Services	66,923	63,255
Media	43,489	47,804
Healthcare Products	38,664	37,648
Business Products	35,188	33,420
Manufacturing	29,852	29,850
Investment Fund	23,000	21,914
Retail	21,032	21,000
Industrial Services	6,953	5,443
Total investments	$1,568,716	$1,512,224

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

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
During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the Company’s investment in Edmentum had an aggregate cost basis of $30,771, an aggregate fair value of $15,575 and total unearned interest income of $438 for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Edmentum. Prior to the extinguishment in June 2015, the Company’s original investment in Edmentum had an aggregate cost of $31,636, an aggregate fair value of $16,437 and total unearned interest income of $851 for the six months ended June 30, 2015. The extinguishment resulted in a realized loss of $15,199.  Post restructuring, the Company’s investments in Edmentum have been restored to full accrual status.  As of December 31, 2015, the Company’s investments in Edmentum have an aggregate cost basis of $20,887 and an aggregate fair value of $22,782.
During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment in January 2015, the Company’s original investment in EDMC had an aggregate cost of $2,987, an aggregate

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

fair value of $1,376 and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1,611.  Post restructuring, the Company’s investments in EDMC are income producing.  As of December 31, 2015, the Company’s investments in EDMC have an aggregate cost basis of $1,428 and an aggregate fair value of $511.
During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. ("UniTek") on non-accrual status in anticipation of a voluntary petition for a "Pre-Packaged" Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of December 31, 2014, the Company's investments in UniTek had an aggregate cost basis of $47,357, an aggregate fair value of $35,227 and total unearned interest income of $975 for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring.  The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment in January 2015, the Company’s original investments in UniTek had an aggregate cost of $52,902, an aggregate fair value of $40,137 and total unearned interest income of $68 for the period then ended. The extinguishment resulted in a realized loss of $12,765.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of December 31, 2015, the Company’s investments in UniTek have an aggregate cost basis of $41,254 and an aggregate fair value of $47,422.
As of December 31, 2015, the Company's two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of December 31, 2015, the Company's investment had an aggregate cost basis of $1,611, an aggregate fair value of $393 and total unearned interest income of $83 for the year then ended. As of December 31, 2014, the Company's investments had an aggregate cost basis of $1,611, an aggregate fair value of $402 and total unearned interest income of $329 for the year then ended. As of December 31, 2015 and December 31, 2014, unrealized gains (losses) include a fee that the Company would recognize upon realization of the two super priority first lien debt investments.
As of December 31, 2015, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $17,576 and $0, respectively. As of December 31, 2015, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $8,678. As of December 31, 2015, the Company did not have any commitment letters to purchase debt investments. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2015.
As of December 31, 2014, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $8,948 and $0, respectively. As of December 31, 2014, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $18,475. As of December 31, 2014, the Company did not have any commitment letters to purchase debt investments. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2014.
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
SLP I is capitalized with $93,000 of capital commitments, $275,000 of debt from a revolving credit facility and is managed by the Company. The Company's capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349,704, debt outstanding of $267,617 and capital that had been called and funded of $93,000. As of December 31, 2014, SLP I had total investments with an aggregate fair value of approximately $369,194, debt outstanding of $266,916 and capital that had been called and funded of $93,000. The Company's investment in SLP I is disclosed on the Company's Consolidated Schedules of Investments as of December 31, 2015 and December 31, 2014.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2015 and December 31, 2014, the Company earned approximately $1,215 and $468, respectively, in management fees related to SLP I which is included in other income. As of December 31, 2015 and December 31, 2014, approximately $311 and $468, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2015 and December 31, 2014, the Company earned approximately $3,619 and $1,066, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2015 and December 31, 2014, approximately $918 and $828, respectively, of dividend income related to SLP I was included in interest and dividend receivable. The Company did not earn management fees or dividend income for the year ended December 31, 2013.
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
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under the respective rules.  As of December 31, 2015, UniTek was considered a significant unconsolidated subsidiary under Regulation S-X Rule 4-08(g). Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of UniTek is shown below:

Balance Sheet:	December 31, 2015	December 31, 2014
Current assets	$78,202	$84,473
Noncurrent assets	125,241	124,858
Total assets	$203,443	$209,331
Current liabilities	36,167	268,091
Noncurrent liabilities	123,361	2,638
Total liabilities	$159,528	$270,729
Total equity	$43,915	$(61,398)

	Years Ended December 31,
Summary of Operations:	2015	2014	2013
Net sales	$269,893	$334,139	$471,933
Cost of goods sold	218,331	291,672	387,376
Gross profit	51,562	42,467	84,557
Other expenses	58,863	116,612	135,048
Net loss from continuing operations before extraordinary items	(7,301)	(74,145)	(50,491)
Loss from discontinued operations	—	—	(1,582)
Net loss	$(7,301)	$(74,145)	$(52,073)
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
December 31, 2015
(in thousands, except share data)

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
The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2015:

	Total	Level I	Level II	Level III
First lien	$670,023	$—	$329,133	$340,890
Second lien	631,985	—	449,227	182,758
Subordinated	87,005	—	33,546	53,459
Equity and other	123,211	316	15	122,880
Total investments	$1,512,224	$316	$811,921	$699,987
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2014:

	Total	Level I	Level II	Level III
First lien	$677,901	$—	$508,721	$169,180
Second lien	604,158	—	469,752	134,406
Subordinated	61,987	—	26,517	35,470
Equity and other	80,625	—	—	80,625
Total investments	$1,424,671	$—	$1,004,990	$419,681
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2014	$419,681	$169,180	$134,406	$35,470	$80,625
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(12,730)	(10,895)	(14,542)	—	12,707
Net change in unrealized appreciation (depreciation) of investments	12,348	7,048	6,575	(4,797)	3,522
Purchases, including capitalized PIK and revolver fundings(1)	418,208	237,731	116,135	23,709	40,633
Proceeds from sales and paydowns of investments(1)	(205,103)	(84,346)	(105,227)	(923)	(14,607)
Transfers into Level III(2)	95,190	49,779	45,411	—	—
Transfers out of Level III(2)	(27,607)	(27,607)	—	—	—
Fair value, December 31, 2015	$699,987	$340,890	$182,758	$53,459	$122,880
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(999)	$(4,332)	$(7,384)	$(4,797)	$15,514
_______________________________________________________________________________

(1)	Includes reorganizations and restructurings.

(2)
As of December 31, 2015, the portfolio companies were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2014, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2014:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2013	$153,720	$28,411	$55,538	$5,171	$64,600
Total gains or losses included in earnings:
Net realized gains on investments	7,329	1,260	581	196	5,292
Net change in unrealized (depreciation) appreciation of investments	(20,922)	(12,451)	(16,043)	(33)	7,605
Purchases, including capitalized PIK and revolver fundings	265,112	114,940	85,719	35,695	28,758
Proceeds from sales and paydowns of investments	(74,968)	(1,233)	(42,130)	(5,559)	(26,046)
Transfers into Level III(1)(2)	109,610	38,253	70,941	—	416
Transfers out of Level III(1)	(20,200)	—	(20,200)	—	—
Fair value, December 31, 2014	$419,681	$169,180	$134,406	$35,470	$80,625
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(17,254)	$(11,978)	$(15,404)	$163	$9,965
_______________________________________________________________________________

(1)
As of December 31, 2014, the portfolio investments were transferred into Level III from Level II or Level I and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)
During the year ended December 31, 2014, the valuation methodology for two portfolio companies changed due to the portfolio companies' deterioration in operating results and as such, these portfolio companies were transferred into Level III from Level II during the year then ended.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2015 and December 31, 2014. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
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
December 31, 2015
(in thousands, except share data)

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
For debt investments, the Company may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of the Company’s debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, the Company may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value.
After enterprise value coverage is demonstrated for the Company’s debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2015 and December 31, 2014, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2015 and December 31, 2014, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2015 were as follows:

				Range
Type	Fair Value as of December 31, 2015	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$292,507	Market & income approach	EBITDA multiple	4.5x		15.5x		10.0x
			Discount rate	7.3%		13.9%		11.0%
	30,719	Market quote	Broker quote	N/A		N/A		N/A
	17,664	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Second lien	88,977	Market & income approach	EBITDA multiple	6.5x		16.0x		12.3x
			Discount rate	10.0%		14.2%		12.7%
	41,544	Market quote	Broker quote	N/A		N/A		N/A
	52,237	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Subordinated	38,459	Market & income approach	EBITDA multiple	4.5x		9.0x		7.6x
			Discount rate	10.0%		19.4%		17.7%
	15,000	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Equity and other	121,453	Market & income approach	EBITDA multiple	2.5x		12.0x		6.3x
			Discount rate	8.0%		21.3%		14.6%
	1,427	Black Scholes analysis	Expected life in years	9.8		10.3		10.0
			Volatility	27.0%		30.3%		28.9%
			Discount rate	2.1%		2.1%		2.1%
	$699,987
_______________________________________________________________________________

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2014 were as follows:

				Range
Type	Fair Value as of December 31, 2014	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$169,180	Market & income approach	EBITDA multiple	6.5x		12.0x		8.6x
			Discount rate	8.2%		16.5%		12.0%
Second lien	92,620	Market & income approach	EBITDA multiple	5.5x		15.5x		10.6x
			Discount rate	11.0%		16.0%		12.7%
	41,786	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Subordinated	35,470	Market & income approach	EBITDA multiple	8.0x		12.0x		10.0x
			Discount rate	10.7%		17.7%		14.7%
Equity and other	66,437	Market & income approach	EBITDA multiple	7.0x		12.0x		8.1x
			Discount rate	8.0%		15.0%		12.9%
	9,747	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
	4,441	Black Scholes analysis	Expected life in years	11.3		11.3		11.3
			Volatility	31.6%		31.6%		31.6%
			Discount rate	2.3%		2.3%		2.3%
	$419,681
_______________________________________________________________________________

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7, Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of December 31, 2015, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures approximate fair value as of December 31, 2015 based on a comparison of market interest rates for the Company's borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility and SBA-guaranteed debentures are considered Level III. The fair value of the Convertible Notes (as defined in Note 7, Borrowings) as of December 31, 2015 was $112,988, which was based on quoted prices and considered Level II. See Note 7, Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of December 31, 2015 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
December 31, 2015
(in thousands, except share data)

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
Pursuant to the Investment Management Agreement, the base management fee is calculated at an annual rate of 1.75% of the Company's gross assets, which equals the Company's total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the SLF Credit Facility (as defined in Note 7, Borrowings) and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company's gross assets, which equals the Company's total assets, as determined in accordance with GAAP, less the borrowings under the SLF Credit Facility and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. The Company has not invested, and currently is not invested, in derivatives. To the extent the Company invests in derivatives in the future, the Company will use the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating its base management fee.
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company's existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the Predecessor Holdings Credit Facility and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7, Borrowings). Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of December 31, 2015 and December 31, 2014 was approximately $304,899 and $313,455, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2015 and December 31, 2014, management fees waived were approximately $5,219 and $686. No management fees were waved during the year ended December 31, 2013, as the SLF Credit Facility was in existence during this period.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of December 31, 2015), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
December 31, 2015
(in thousands, except share data)

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
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
	2015	2014	2013
Management fee	$25,858	$13,593	$—
Management fee allocated from NMF Holdings(2)	—	5,983	11,812
Less: management fee waiver	(5,219)	(686)	—
Total management fee	20,639	18,890	11,812
Incentive fee, excluding accrued capital gains incentive fees	$20,591	$12,070	$—
Incentive fee, excluding accrued capital gains incentive fees allocated from NMF Holdings(2)	—	6,248	13,050
Total incentive fee	20,591	18,318	13,050
Accrued capital gains incentive fees(1)	$—	$(8,573)	$—
Accrued capital gains incentive fees allocated from NMF Holdings(1)(2)	—	2,024	2,351
Total accrued capital gains incentive fees	—	(6,549)	2,351
_______________________________________________________________________________

(1)
As of December 31, 2015 and December 31, 2014, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

Adjusted Unrealized Capital Depreciation. As of December 31, 2013, approximately $1,113 of capital gains incentive fees was owed under the Investment Management Agreement by the Predecessor Operating Company, as cumulative net Adjusted Realized Capital Gains exceeded cumulative Adjusted Unrealized Capital Depreciation and was paid during the year ended December 31, 2014.

(2)
For the year ended December 31, 2013, the Company is reflecting its proportionate share of the Predecessor Operating Company's management, incentive and capital gains incentive fees. For the year ended December 31, 2013, the management, incentive and accrued capital gains incentive fees at NMF Holdings were $14,905, $16,502 and $3,229, respectively.

The Company's Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statement of Operations for the year ended December 31, 2015 is adjusted to reflect this step-up to fair market value.

	Year Ended December 31, 2015	Stepped-up Cost Basis Adjustments	Adjusted Year Ended December 31, 2015
Investment income
Interest income(1)	$140,074	$(131)	$139,943
Dividend income(2)	5,771	—	5,771
Other income	8,010	—	8,010
Total investment income(3)	153,855	(131)	153,724
Total expenses pre-incentive fee(4)	50,769	—	50,769
Pre-Incentive Fee Net Investment Income	103,086	(131)	102,955
Incentive fee(5)	20,591	—	20,591
Post-Incentive Fee Net Investment Income	82,495	(131)	82,364
Net realized losses on investments(6)	(12,789)	(78)	(12,867)
Net change in unrealized (depreciation) appreciation of investments(6)	(35,272)	209	(35,063)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(296)	—	(296)
Provision for taxes	(1,183)	—	(1,183)
Net increase in net assets resulting from operations	$32,955		$32,955
_______________________________________________________________________________

(1)	Includes $3,942 in PIK interest from investments.

(2)	Includes $2,559 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $733 and management fee waivers of $5,219.

(5)	For the year ended December 31, 2015, the Company incurred total incentive fees of $20,591, of which none is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized (deprecation) appreciation of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The following Consolidated Statement of Operations for the year ended December 31, 2014 is adjusted to reflect this step-up to fair market value.

	Year Ended December 31, 2014	Stepped-up Cost Basis Adjustments	Adjusted Year Ended December 31, 2014
Investment income
Interest income(1)	$85,123	$(193)	$84,930
Dividend income	2,309	—	2,309
Other income	4,491	—	4,491
Investment income allocated from NMF Holdings
Interest income(1)	40,515	—	40,515
Dividend income	2,368	—	2,368
Other income	795	—	795
Total investment income(2)	135,601	(193)	135,408
Total expenses pre-incentive fee(3)	43,766	—	43,766
Pre-Incentive Fee Net Investment Income	91,835	(193)	91,642
Incentive fee(4)	11,769	—	11,769
Post-Incentive Fee Net Investment Income	80,066	(193)	79,873
Net realized gains (losses) on investments	357	(456)	(99)
Net realized gains on investment allocated from NMF Holdings	8,568	—	8,568
Net change in unrealized (depreciation) appreciation of investments(5)	(43,863)	649	(43,214)
Net change in unrealized appreciation (depreciation) of investments allocated from NMF Holdings	940	—	940
Provision for taxes	(493)	—	(493)
Net increase in net assets resulting from operations	$45,575		$45,575
_______________________________________________________________________________

(1)	Includes $4,644 in PIK interest from investments.

(2)	Includes income from non-controlled/non-affiliated investments.

(3)	Includes expense waivers and reimbursements of $1,145 and management fee waivers of $686.

(4)
For the year ended December 31, 2014, the Company and the Predecessor Operating Company incurred total incentive fees of $11,769, of which $(6,549) is related to a decrease of the capital gains incentive fee accrual on a hypothetical liquidation basis.

(5)	Includes net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated and non-controlled/affiliated investments.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

At December 31, 2013, NMFC's only investment was its investment in the Predecessor Operating Company. The following Consolidated Statement of Operations of the Predecessor Operating Company for the year ended December 31, 2013 is adjusted to reflect this step-up to fair market value.

	Year Ended December 31, 2013		Stepped-up Cost Basis Adjustments	Adjusted Year Ended December 31, 2013
Investment income
Interest income(1)	$107,027		$(896)	$106,131
Dividend income	5,049		—	5,049
Other income	2,836		—	2,836
Total investment income	114,912		(896)	114,016
Total expenses pre-incentive fee(2)	31,504		—	31,504
Pre-Incentive Fee Net Investment Income	83,408		(896)	82,512
Incentive fee(3)	19,731		—	19,731
Post-Incentive Fee Net Investment Income	63,677		(896)	62,781
Net realized gains (losses) on investments	7,253	(4)	(3,158)	4,095
Net change in unrealized appreciation (depreciation) of investments	7,994		4,054	12,048
Net increase in members' capital resulting from operations	$78,924			$78,924
_______________________________________________________________________________

(1)	Includes $3,428 in PIK interest from investments.

(2)	Includes expense waivers and reimbursements of $3,233.

(3)
For the year ended December 31, 2013, the Predecessor Operating Company incurred total incentive fees of $19,731, of which $3,229 related to capital gains incentive fees on a hypothetical liquidation basis.

(4)	Includes $1,722 of realized gains on investments resulting from the modification of terms on one debt investment that was accounted for as an extinguishment.
The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company's consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, approximately $1,431, $1,395 and $1,180, respectively, of indirect administrative expenses were included in administrative expenses of which $733, $770 and $1,180, respectively, of indirect administrative expenses were waived by the Administrator. As of December 31, 2015 and December 31, 2014, $374 and $326, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The Company incurred the following expenses, which were waived by the Administrator or were in excess of the expense cap, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Years Ended December 31,
	2015	2014	2013
Administrative expenses	$733	$380	$—
Administrative expenses allocated from NMF Holdings	—	390	1,180
Professional fees	—	—	—
Professional fees allocated from NMF Holdings	—	375	1,360
Other general and administrative expenses	—	—	—
Other general and administrative expenses allocated from NMF Holdings	—	—	—
Total expense reimbursement	$733	$1,145	$2,540
As of December 31, 2015 and December 31, 2014, no expense waivers and reimbursements were receivable from an affiliate. As of December 31, 2013, $399 of the expense waivers and reimbursements were allocated from NMF Holdings and were receivable by NMF Holdings from an affiliate.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the "New Mountain" and the "New Mountain Finance" names. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain" and "New Mountain Finance" names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain" or the "New Mountain Finance" names.
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
December 31, 2015
(in thousands, except share data)

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
The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495,000, which is the aggregate of the $280,000 previously available under the Predecessor Holdings Credit Facility (as defined below) and the $215,000 previously available under the SLF Credit Facility (as defined below). Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Securities, LLC. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.75% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
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
December 31, 2015
(in thousands, except share data)

The Predecessor Holdings Credit Facility bore interest at a rate of LIBOR plus 2.75% per annum and charged a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred, together, on the Holdings Credit Facility and the Predecessor Holdings Credit Facility for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
	2015	2014	2013
Interest expense	$10,512	$7,147	$5,487
Non-usage fee	$500	$243	$367
Amortization of financing costs	$1,612	$893	$682
Weighted average interest rate	2.6%	2.9%	2.9%
Effective interest rate	3.2%	3.4%	3.6%
Average debt outstanding	$394,945	$244,598	$184,124
As of December 31, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $419,313 and $468,108, respectively, and as of December 31, 2013, the outstanding balance on the Predecessor Holdings Credit Facility was $221,849, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility and Predecessor Holdings Credit Facility on such dates.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
	2015(1)	2014(2)	2013
Interest expense	$—	$4,549	$4,891
Non-usage fee	$—	$28	$3
Amortization of financing costs	$—	$846	$864
Weighted average interest rate	—%	2.2%	2.3%
Effective interest rate	—%	2.6%	2.7%
Average debt outstanding	$—	$209,333	$214,317
_______________________________________________________________________________

(1)	Not applicable, as the SLF Credit Facility merged with and into the Holdings Credit Facility on December 18, 2014.

(2)	For the year ended December 31, 2014, amounts reported relate to the period from January 1, 2014 to December 17, 2014 (date of merger).
As of December 31, 2015 and December 31, 2014, the SLF Credit Facility had merged with the Holdings Credit Facility. As of December 31, 2013, the outstanding balance on the SLF Credit Facility was $214,668, and NMF SLF was in compliance with the applicable covenants in the SLF Credit Facility on such date.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended, dated June 4, 2014 (together with the related guarantee and security agreement, the "NMFC Credit Facility"), among the Company as the Borrower, Goldman Sachs Bank USA as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
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
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
	2015	2014(1)	2013(2)
Interest expense	$1,653	$175	$—
Non-usage fee	$104	$86	$—
Amortization of financing costs	$360	$121	$—
Weighted average interest rate	2.7%	2.7%	—%
Effective interest rate	3.5%	3.4%	—%
Average debt outstanding	$60,477	$11,227	$—
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, amounts reported relate to the period from June 4, 2014 (commencement of the NMFC Credit Facility) to December 31, 2014.

(2)	Not applicable, as the NMFC Credit Facility commenced on June 4, 2014.
As of December 31, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $90,000 and $50,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of December 31, 2015.

December 31, 2015
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at December 31, 2015	11.7%
Conversion rate at December 31, 2015(1)(2)	63.2794
Conversion price at December 31, 2015(2)(3)	$15.80
Last conversion price calculation date	June 3, 2015
_______________________________________________________________________________

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

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
The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 12, Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
	2015	2014(1)	2013(2)
Interest expense	$5,750	$3,322	$—
Amortization of financing costs	$743	$432	$—
Effective interest rate	5.6%	5.6%	—%
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, amounts reported relate to the period from June 3, 2014 (commencement of the Convertible Notes) to December 31, 2014.

(2)	Not applicable, as the Convertible Notes commenced on June 3, 2014.
As of December 31, 2015 and December 31, 2014, the outstanding balance on the Convertible Notes was $115,000 and $115,000, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

As of December 31, 2015 and December 31, 2014, SBIC LP had regulatory capital of approximately $72,402 and $42,168, respectively, and SBA-guaranteed debentures outstanding of $117,745 and $37,500, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company's SBA-guaranteed debentures as of December 31, 2015.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
Interim SBA-guaranteed debentures:
	March 1, 2026(1)	7,000	0.760%	0.742%
	March 1, 2026(1)	6,950	0.887%	0.742%
Total SBA-guaranteed debentures		$117,745
_______________________________________________________________________________

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in March 2016.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
	2015	2014(1)	2013(2)
Interest expense	$1,701	$34	$—
Amortization of financing costs	$240	$12	$—
Weighted average interest rate	2.4%	0.9%	—%
Effective interest rate	2.7%	1.3%	—%
Average debt outstanding	$71,921	$29,167	$—
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, amounts reported relate to the period from August 1, 2014 (receipt of the SBIC license) to December 31, 2014. The initial SBA-guaranteed debenture borrowing occurred on November 17, 2014.

(2)	Not applicable, as the SBIC LP received an SBIC license from the SBA on August 1, 2014.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2015 and December 31, 2014, SBIC LP was in compliance with SBA regulatory requirements.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Company's lenders will have fixed dollar claims on certain assets that are superior to the claims of the Company's common stockholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's net asset value. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make dividend payments to its stockholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2015, the Company had unfunded commitments on revolving credit facilities of $17,576, no outstanding bridge financing commitments and other future funding commitments of $8,678. As of December 31, 2014, the Company had unfunded commitments on revolving credit facilities of $8,948, no outstanding bridge financing commitments and other future funding commitments of $18,475. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's respective Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of December 31, 2015 and December 31, 2014. See Note 7, Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2015 and December 31, 2014, the Company did not enter into any commitment letters to purchase debt investments which could require funding in the future.
Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences related to return of capital distributions were as follows:

	Years Ended December 31,
	2015	2014	2013
Undistributed net investment income	$141	$(6,171)	$—
Distributions in excess of net realized gains	—	6,397	—
Additional paid-in-capital	(141)	(226)	—

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 were estimated to be as follows:

	Years Ended December 31,
	2015	2014	2013
Ordinary income (non-qualified)	$80,967	$73,968	$44,778
Ordinary income (qualified)	—	664	2,742
Capital gains	—	2,754	4,324
Return of capital	35	226	—
Total	$81,002	$77,612	$51,844
As of December 31, 2015, December 31, 2014 and December 31, 2013, the costs of investments for the Company for tax purposes were $1,587,189, $1,474,075 and $642,704, respectively.
At December 31, 2015, December 31, 2014 and December 31, 2013, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through the Predecessor Operating Company and undistributed income.
As of December 31, 2015, December 31, 2014 and December 31, 2013, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Years Ended December 31,
	2015	2014		2013
Accumulated capital gains (capital loss carryforwards)	$(19,081)	$—		$—
Other temporary differences	2,991	4,775		10,070
Undistributed ordinary income	—	—		3,856
Unrealized (appreciation) depreciation	(57,424)	(30,383)	(1)	2,346
Total	$(73,514)	$(25,608)		$16,272
_______________________________________________________________________________

(1)
Prior to the Restructuring, the Company's only investment was its investment in the Predecessor Operating Company. After the Restructuring, the Company directly holds the Predecessor Operating Company's investments. As a result, included in unrealized (appreciation) depreciation is $(10,069) of timing differences attributable to deferred offering costs, built-in gains and other book/tax differences impacting the tax basis of the Predecessor Operating Company's investments. These differences were carried over to the Company, as the new operating company, from the Predecessor Operating Company.

The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2015, the Company does not expect to incur any excise taxes. For the years ended December 31, 2014 and December 31, 2013, the Company did not incur any excise taxes.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Years Ended December 31,
(unaudited)	2015	2014	2013
Dividends per share	$1.36	$1.48	$1.48
Ordinary dividends	99.96%	96.16%	91.66%
Long-term capital gains	—%	3.55%	8.34%
Qualified dividend income	—%	0.89%	5.77%
Dividends received deduction	—%	—%	—%
Interest-related dividends(1)	90.71%	89.11%	93.05%
Qualified short-term capital gains(1)	—%	0.47%	—%
Return of capital	0.04%	0.29%	—%
_______________________________________________________________________________
(1)    Represents the portion of the taxable ordinary dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations.
Dividends and distributions that were reinvested through the Company’s dividend reinvestment plan are treated, for tax purposes, as if they had been paid in cash.  Therefore, stockholders who participated in the dividend reinvestment plan should also refer to the information as provided in the table above.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Paid in Capital in Excess of Par	Accumulated Undistributed Net Investment Income	Accumulated Undistributed Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)
	Shares	Par Amount					Total Net Assets
Balance at December 31, 2012	24,326,251	$243	$335,487	$—	$952	$5,244	$341,926
Issuances of common stock	20,898,504	209	298,177	—	—	—	298,386
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(281)	—	—	—	(281)
Dividends declared	—	—	—	(50,521)	(1,323)	—	(51,844)
Net increase in net assets resulting from operations	—	—	—	50,521	5,427	5,972	61,920
Balance at December 31, 2013	45,224,755	$452	$633,383	$—	$5,056	$11,216	$650,107
Issuances of common stock	12,773,135	128	184,698	—	—	—	184,826
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(250)	—	—	—	(250)
Deferred offering costs	—	—	(476)	—	—	—	(476)
Dividends declared	—	—	—	(71,365)	(6,247)	—	(77,612)
Net increase (decrease) in net assets resulting from operations	—	—	—	80,066	8,925	(43,416)	45,575
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(226)	(6,171)	6,397	—	—
Balance at December 31, 2014	57,997,890	$580	$817,129	$2,530	$14,131	$(32,200)	$802,170
Issuances of common stock	6,007,497	60	83,010	—	—	—	83,070
Deferred offering costs	—	—	(285)	—	—	—	(285)
Dividends declared	—	—	—	(81,002)	—	—	(81,002)
Net increase (decrease) in net assets resulting from operations	—	—	—	82,495	(12,789)	(36,751)	32,955
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(141)	141	—	—	—
Balance at December 31, 2015	64,005,387	$640	$899,713	$4,164	$1,342	$(68,951)	$836,908

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Years Ended December 31,
	2015	2014	2013
Earnings per share—basic
Numerator for basic earnings per share:	$32,955	$45,575	$61,920
Denominator for basic weighted average share:	59,715,290	51,846,164	35,092,722
Basic earnings per share:	$0.55	$0.88	$1.76
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$32,955	$45,575	$61,920
Adjustment for interest on Convertible Notes and incentive fees, net	4,600	2,658	—
Numerator for diluted earnings per share:	$37,555	$48,233	$61,920
Denominator for basic weighted average share	59,715,290	51,846,164	35,092,722
Adjustment for dilutive effect of Convertible Notes	7,252,799	4,311,671	—
Denominator for diluted weighted average share	66,968,089	56,157,835	35,092,722
Diluted earnings per share	$0.55	$0.86	$1.76
_______________________________________________________________________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2015, there was anti-dilution. For the year ended December 31, 2014, there was no anti-dilution. For the year ended December 31, 2013, due to reflecting earnings for the full year of operations of the Predecessor Operating Company assuming 100.0% NMFC ownership of Predecessor Operating Company and assuming all of AIV Holdings' units in the Predecessor Operating Company were exchanged for public shares of NMFC during the year then ended, the earnings per share would be $1.79.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

Note 13. Financial Highlights
The following information sets forth the financial highlights for the Company for the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and the period May 19, 2011 to December 31, 2011. The ratios to average net assets have been annualized for the period May 19, 2011 to December 31, 2011.

	Years Ended December 31,				May 19, 2011 (commencement of operations) to December 31, 2011(2)
	2015	2014	2013	2012
Per share data(1):
Net asset value at the beginning of the period	$13.83	$14.38	$14.06	$13.60	$13.50
Net investment income	1.38	1.10	—	—	—
Net realized and unrealized gains (losses)(3)	(0.77)	(0.80)	—	—	—
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(4)	—	0.44	1.45	1.33	0.78
Net realized and unrealized gains (losses)(3)(4)	—	0.19	0.35	0.84	(0.40)
Total net increase	0.61	0.93	1.80	2.17	0.38
Net change in unrealized appreciation (depreciation) of investment in NMF Holdings	—	—	—	—	0.58
Dividends declared to stockholders from net investment income	(1.36)	(1.36)	(1.45)	(1.28)	(0.78)
Dividends declared to stockholders from net realized gains	—	(0.12)	(0.03)	(0.43)	(0.08)
Net asset value at the end of the period	$13.08	$13.83	$14.38	$14.06	$13.60
Per share market value at the end of the period	$13.02	$14.94	$15.04	$14.90	$13.41
Total return based on market value(5)	(4.00)%	9.66%	11.62%	24.84%	4.16%
Total return based on net asset value(6)	4.32%	6.56%	13.27%	16.61%	2.82%
Shares outstanding at end of period	64,005,387	57,997,890	45,224,755	24,326,251	10,697,691
Average weighted shares outstanding for the period	59,715,290	51,846,164	35,092,722	14,860,838	10,697,691
Average net assets for the period	$832,805	$749,732	$502,822	$196,312	$147,766
Ratio to average net assets(7):
Net investment income	9.91%	10.68%	10.10%	9.53%	9.08%
Total expenses, before waivers/reimbursements	9.28%	7.65%	8.53%	9.61%	6.62%
Total expenses, net of waivers/reimbursements	8.57%	7.41%	8.13%	8.55%	5.79%
_______________________________________________________________________________

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).

(2)	Data presented from May 19, 2011 to December 31, 2011 as the fund became unitized on May 19, 2011, the IPO date.

(3)
Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012 were $0.06, $0.05, $0.04, and $0.03 respectively. No additional common stock issuances were made during 2011 after the IPO.

(4)
For the years ended December 31, 2014, December 31, 2013 and December 31, 2012 and for the period May 19, 2011 to December 31, 2011, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

(5)
For the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase of common stock at the opening of the first day of the period and assuming a purchase of common stock at IPO, respectively, and a sale on the closing of the last day of the respective period ends. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company's dividend reinvestment plan.

(6)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(7)
Ratio to average net assets for the years ended December 31, 2014, December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the year ended December 31, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company's net investment income and expenses. For the years ended December 31, 2013 and December 31, 2012 and for the period May 19, 2011 to December 31, 2011, the Company is reflecting its proportionate share of the Predecessor Operating Company's net investment income and expenses.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

The following information sets forth the financial highlights for the Company for the years ended December 31, 2015 and December 31, 2014 and NMF Holdings for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

	NMFC Years Ended December 31,		NMF Holdings Years Ended December 31,
	2015	2014	2013	2012	2011
Average debt outstanding—Holdings Credit Facility(1)	$394,945	$243,693	$184,124	$133,600	$61,561
Average debt outstanding—SLF Credit Facility(2)	—	208,377	214,317	181,395	133,825
Average debt outstanding—Convertible Notes(3)	115,000	115,000	—	—	—
Average debt outstanding—SBA-guaranteed debentures(4)	71,921	29,167	—	—	—
Average debt outstanding—NMFC Credit Facility(5)	60,477	11,227	—	—	—
Asset coverage ratio(6)	234.05%	226.70%	257.73%	235.31%	242.56%
Portfolio turnover(7)	33.93%	29.51%	40.52%	52.02%	42.13%
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, average debt outstanding represents the Company's average debt outstanding as well as the Company's proportionate share of the Predecessor Operating Company's average debt outstanding. The average debt outstanding for the year ended December 31, 2014 at the Holdings Credit Facility was $244,598.

(2)
For the year ended December 31, 2014, average debt outstanding represents the Company's average debt outstanding as well as the Company's proportionate share of the Predecessor Operating Company's average debt outstanding for the period January 1, 2014 to December 17, 2014 (date of SLF Credit Facility merger with and into the Holdings Credit Facility). The average debt outstanding for the period January 1, 2014 to December 17, 2014 at the SLF Credit Facility was $209,333.

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

Note 14. Selected Quarterly Financial Data (unaudited)
The below selected quarterly financial data is for the Company.
(in thousands except for per share data)

	Total Investment Income		Net Investment Income		Total Net Realized (Losses) Gains and Net Changes in Unrealized Appreciation (Depreciation) of Investments(1)		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2015	$41,967	$0.66	$22,521	$0.35	$(42,548)	$(0.66)	$(20,027)	$(0.31)
September 30, 2015	37,447	0.64	20,659	0.35	(10,855)	(0.18)	9,804	0.17
June 30, 2015	37,905	0.65	20,253	0.35	11	—	20,264	0.35
March 31, 2015	36,536	0.63	19,062	0.33	3,852	0.07	22,914	0.40

December 31, 2014	$36,748	$0.65	$25,919	$0.46	$(34,865)	$(0.62)	$(8,946)	$(0.16)
September 30, 2014	34,706	0.67	20,800	0.40	(13,389)	(0.26)	7,411	0.14
June 30, 2014	33,708	0.65	17,289	0.34	6,373	0.12	23,662	0.46
March 31, 2014	30,439	0.65	16,058	0.34	7,390	0.16	23,448	0.50

December 31, 2013	$26,783	$0.60	$14,826	$0.33	$3,119	$0.07	$17,945	$0.40
September 30, 2013	22,012	0.58	10,803	0.29	6,664	0.17	17,467	0.46
June 30, 2013	26,400	0.82	17,674	0.55	(6,682)	(0.21)	10,992	0.34
March 31, 2013	15,681	0.62	7,218	0.28	8,298	0.33	15,516	0.61
_______________________________________________________________________________
(1)     Includes securities purchased under collateralized agreements to resell, benefit (provision) for taxes and the accretive effect of common stock issuances per share, if applicable.
Note 15. Recent Accounting Standards Updates
In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing Topic 860—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 changes the accounting for repurchase- and resale-to-maturity agreements by requiring that such agreements be recognized as financing arrangements, and requires that a transfer of a financial asset and a repurchase agreement entered into contemporaneously be accounted for separately. ASU 2014-11 requires additional disclosures about certain transferred financial assets accounted for as sales and certain securities financing transactions. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales are effective for the first interim and annual reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. The adoption of ASU 2014-11 did not have a material impact on the Company’s consolidated financial statements and disclosures.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2015
(in thousands, except share data)

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation Topic 810—Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the consolidation analysis in determining if limited partnerships or similar type entities fall under the variable interest model or voting interest model, particularly those that have fee arrangements and related party relationships. ASU 2015-02 will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

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
Note 16. Subsequent Events
On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of the Company's common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with its code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by the Company's board of directors, the Company expects the repurchase program to be in place until the earlier of December 31, 2016 or until $50.0 million of its outstanding shares of common stock have been repurchased.
The Company's board of directors authorized the repurchase program because it believes the sustained market volatility and uncertainty may cause the Company's common stock to be undervalued from time to time. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that the Company will engage in repurchases, but if market conditions warrant, the Company now has the ability to take advantage of situations where management believes share repurchases would be advantageous to the Company and its shareholders.
On February 22, 2016, the Company's board of directors declared a first quarter 2016 distribution of $0.34 per share payable on March 31, 2016 to holders of record as of March 17, 2016.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

(c)	Attestation Report of the Registered Public Accounting Firm.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on New Mountain Finance Corporation's internal control over financial reporting, which is set forth on the following page.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: + 1 212 492 4000 Fax: + 1 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Mountain Finance Corporation and subsidiaries
New York, New York

We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2016

Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
PART III
We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.

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
10.6
Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(10)

10.7
Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(12)

10.8		Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.9		Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.10		Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.11		Second Amended and Restated Administration Agreement(11)
10.12		Form of Trademark License Agreement(1)
10.13		Amendment No. 1 to Trademark License Agreement(4)
10.14		Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.15		Dividend Reinvestment Plan(2)
11.1		Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)
14.1		Code of Ethics(1)

Exhibit Number	Description
21.1	Subsidiaries of New Mountain Finance Corporation:
New Mountain Finance Holdings, L.L.C. (Delaware)
New Mountain Finance SPV Funding, L.L.C. (Delaware)
NMF Ancora Holdings, Inc. (Delaware)
NMF QID NGL Holdings, Inc. (Delaware)
NMF YP Holdings, Inc. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
99.1	Supplemental Financial Information
_______________________________________________________________________________

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 23, 2014.

(10)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on January 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 5, 2015

(12)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 30, 2015.

(c)	Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer), President and Director	February 29, 2016
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer	February 29, 2016
Shiraz Y. Kajee

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 29, 2016
Steven B. Klinsky

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 29, 2016
Adam B. Weinstein

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 29, 2016
Alfred F. Hurley, Jr.

By:	/s/ DAVID MALPASS	Director	February 29, 2016
David Malpass

By:	/s/ DAVID OGENS	Director	February 29, 2016
David Ogens

By:	/s/ KURT J. WOLFGRUBER	Director	February 29, 2016
Kurt J. Wolfgruber