Form 10-Q
period 2016-03-31
New Mountain Finance Corp
filed 2016-05-04
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of May 4, 2016
Common stock, par value $0.01 per share	63,880,437

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,427,717 and $1,438,415, respectively)	$1,352,403	$1,377,515
Non-controlled/affiliated investments (cost of $91,282 and $89,047, respectively)	88,371	87,287
Controlled investments (cost of $42,082 and $41,254, respectively)	49,429	47,422
Total investments at fair value (cost of $1,561,081 and $1,568,716, respectively)	1,490,203	1,512,224
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	29,674	29,704
Cash and cash equivalents	32,683	30,102
Interest and dividend receivable	16,034	13,832
Receivable from affiliates	707	360
Other assets	2,965	1,924
Total assets	$1,572,266	$1,588,146
Liabilities
Borrowings
Holdings Credit Facility	$397,513	$419,313
SBA-guaranteed debentures	117,745	117,745
Convertible Notes	115,000	115,000
NMFC Credit Facility	96,500	90,000
Deferred financing costs (net of accumulated amortization of $9,596 and $8,822, respectively)	(13,264)	(13,992)
Net borrowings	713,494	728,066
Incentive fee payable	11,007	5,622
Management fee payable	10,983	5,466
Payable for unsettled securities purchased	7,549	5,441
Interest payable	2,946	2,343
Payable to affiliates	959	564
Deferred tax liability	952	1,676
Other liabilities	2,531	2,060
Total liabilities	750,421	751,238
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 64,005,387 and 64,005,387 shares issued, respectively, and 63,880,437 and 64,005,387 shares outstanding, respectively	640	640
Paid in capital in excess of par	899,751	899,713
Treasury stock at cost, 124,950 and 0 shares held, respectively	(1,433)	—
Accumulated undistributed net investment income	4,012	4,164
Accumulated undistributed net realized gains on investments	1,518	1,342
Net unrealized (depreciation) appreciation (net of provision for taxes of $952 and $1,676, respectively)	(82,643)	(68,951)
Total net assets	$821,845	$836,908
Total liabilities and net assets	$1,572,266	$1,588,146
Number of shares outstanding	63,880,437	64,005,387
Net asset value per share	$12.87	$13.08

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Investment income
From non-controlled/non-affiliated investments:
Interest income	$35,706	$31,854
Dividend income	—	(99)
Other income	1,222	1,557
From non-controlled/affiliated investments:
Interest income	1,582	1,043
Dividend income	920	858
Other income	313	314
From controlled investments:
Interest income	502	450
Dividend income	719	548
Other income	12	11
Total investment income	40,976	36,536
Expenses
Incentive fee	5,385	4,878
Capital gains incentive fee	—	481
Total incentive fees	5,385	5,359
Management fee	6,836	6,468
Interest and other financing expenses	6,602	5,477
Professional fees	877	739
Administrative expenses	839	635
Other general and administrative expenses	432	429
Total expenses	20,971	19,107
Less: management fee waived (See Note 5)	(1,319)	(1,382)
Less: expenses waived and reimbursed (See Note 5)	(284)	(400)
Net expenses	19,368	17,325
Net investment income before income taxes	21,608	19,211
Income tax expense	41	149
Net investment income	21,567	19,062
Net realized gains (losses):
Non-controlled/non-affiliated investments	176	(133)
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	(14,414)	(1,462)
Non-controlled/affiliated investments	(1,151)	(872)
Controlled investments	1,179	6,820
Securities purchased under collateralized agreements to resell	(30)	—
Benefit (provision) for taxes	724	(501)
Net realized and unrealized (losses) gains	(13,516)	3,852
Net increase in net assets resulting from operations	$8,051	$22,914
Basic earnings per share	$0.13	$0.40
Weighted average shares of common stock outstanding - basic (See Note 11)	63,934,151	57,998,754
Diluted earnings per share	$0.13	$0.37
Weighted average shares of common stock outstanding - diluted (See Note 11)	71,211,282	65,217,837
Dividends declared and paid per share	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$21,567	$19,062
Net realized gains (losses) on investments	176	(133)
Net change in unrealized (depreciation) appreciation of investments	(14,386)	4,486
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(30)	—
Benefit (provision) for taxes	724	(501)
Net increase in net assets resulting from operations	8,051	22,914
Capital transactions
Deferred offering costs	38	—
Dividends declared to stockholders from net investment income	(21,719)	(19,719)
Reinvestment of dividends	—	1,134
Repurchase of shares under repurchase program	(1,433)	—
Total net decrease in net assets resulting from capital transactions	(23,114)	(18,585)
Net (decrease) increase in net assets	(15,063)	4,329
Net assets at the beginning of the period	836,908	802,170
Net assets at the end of the period	$821,845	$806,499

Capital share activity
Shares issued from reinvestment of dividends	—	77,715
Shares repurchased under repurchase program	(124,950)	—
Net (decrease) increase in shares outstanding	(124,950)	77,715

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$8,051	$22,914
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(176)	133
Net change in unrealized depreciation (appreciation) of investments	14,386	(4,486)
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	30	—
Amortization of purchase discount	(769)	(596)
Amortization of deferred financing costs	774	672
Non-cash investment income	(1,664)	(1,178)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(27,591)	(67,236)
Proceeds from sales and paydowns of investments	40,188	93,280
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	10	—
Cash paid on drawn revolvers	(3,806)	(190)
Cash repayments on drawn revolvers	1,443	190
Interest and dividend receivable	(2,202)	(2,745)
Receivable from affiliates	(347)	(141)
Receivable from unsettled securities sold	—	8,912
Other assets	(770)	(560)
Increase (decrease) in operating liabilities:
Incentive fee payable	5,385	75
Management fee payable	5,517	(58)
Payable for unsettled securities purchased	2,108	(26,460)
Interest payable	603	1,355
Payable to affiliates	395	(581)
Deferred tax liability	(724)	501
Capital gains incentive fee payable	—	481
Other liabilities	283	(11)
Net cash flows provided by operating activities	41,124	24,271
Cash flows from financing activities
Dividends paid	(21,719)	(18,585)
Offering costs paid	(53)	(20)
Proceeds from Holdings Credit Facility	17,500	49,100
Repayment of Holdings Credit Facility	(39,300)	(74,600)
Proceeds from NMFC Credit Facility	10,500	51,300
Repayment of NMFC Credit Facility	(4,000)	(32,500)
Deferred financing costs paid	(38)	(259)
Repurchase of shares under repurchase program	(1,433)	—
Net cash flows used in financing activities	(38,543)	(25,564)
Net increase (decrease) in cash and cash equivalents	2,581	(1,293)
Cash and cash equivalents at the beginning of the period	30,102	23,445
Cash and cash equivalents at the end of the period	$32,683	$22,152
Supplemental disclosure of cash flow information
Cash interest paid	$5,031	$3,308
Income taxes paid	2	3
Non-cash operating activities:
Non-cash activity on investments	$—	$41,275
Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$—	$1,134
Accrual for offering costs	817	496
Accrual for deferred financing costs	90	126

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (L + 7.00%/M)	9/23/2019	$8,944	$8,907	$8,475	1.03%
Total Funded Debt Investments - Australia				$8,944	$8,907	$8,475	1.03%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (L + 9.25%/Q)	7/30/2020	$24,630	$24,345	$17,855
	Second lien (3)	10.50% (L + 9.25%/Q)	7/30/2020	8,204	8,326	5,949
				32,834	32,671	23,804	2.90%
Total Funded Debt Investments - Luxembourg				$32,834	$32,671	$23,804	2.90%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien (3)	10.13% (L + 9.13%/Q)	2/17/2023	$10,000	$9,318	$9,050	1.10%
Total Funded Debt Investments - Netherlands				$10,000	$9,318	$9,050	1.10%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.50% (L + 9.50%/Q)	1/31/2023	$32,500	$31,755	$30,063	3.66%
Total Funded Debt Investments - United Kingdom				$32,500	$31,755	$30,063	3.66%
Funded Debt Investments - United States
TIBCO Software Inc.
Software	First lien (2)	6.50% (L + 5.50%/M)	12/4/2020	$29,700	$28,491	$27,138
	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,623	13,200
				44,700	43,114	40,338	4.91%
Deltek, Inc.
Software	Second lien (3)	9.50% (L + 8.50%/Q)	6/26/2023	21,000	20,977	20,370
	Second lien (2)	9.50% (L + 8.50%/Q)	6/26/2023	20,000	19,624	19,400
				41,000	40,601	39,770	4.84%
AssuredPartners, Inc.
Business Services	Second lien (2)	10.00% (L + 9.00%/M)	10/20/2023	20,000	19,229	19,200
	Second lien (3)	10.00% (L + 9.00%/M)	10/20/2023	20,000	19,229	19,200
				40,000	38,458	38,400	4.67%
Kronos Incorporated
Software	Second lien (2)	9.75% (L + 8.50%/Q)	4/30/2020	32,632	32,444	32,560
	Second lien (3)	9.75% (L + 8.50%/Q)	4/30/2020	4,998	4,961	4,988
				37,630	37,405	37,548	4.57%
Hill International, Inc.
Business Services	First lien (2)	7.75% (L + 6.75%/Q)	9/28/2020	36,962	36,673	36,685	4.46%
Engility Corporation (fka TASC, Inc.)
Federal Services	First lien (2)	7.00% (L + 6.00%/Q)	5/22/2020	28,236	27,940	28,118
	Second lien (3)	12.00%/Q	5/21/2021	5,000	4,775	4,775
	Second lien (3)	12.00%/Q	5/21/2021	2,000	1,965	1,910
				35,236	34,680	34,803	4.24%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Physio-Control International, Inc.
Healthcare Products	Second lien (2)	10.00% (L + 9.00%/Q)	6/5/2023	$30,000	$29,444	$30,000
	Second lien (3)	10.00% (L + 9.00%/Q)	6/5/2023	4,000	3,706	4,000
				34,000	33,150	34,000	4.14%
ProQuest LLC
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	12/15/2022	35,000	34,320	33,950	4.13%
Ascend Learning, LLC
Education	Second lien (3)	9.50% (L + 8.50%/Q)	11/30/2020	34,727	34,362	32,644	3.97%
Navex Global, Inc.
Software	First lien (4)	5.75% (L + 4.75%/Q)	11/19/2021	4,598	4,559	4,460
	First lien (2)	5.75% (L + 4.75%/Q)	11/19/2021	2,603	2,582	2,525
	Second lien (4)	9.75% (L + 8.75%/Q)	11/18/2022	17,879	17,688	16,359
	Second lien (3)	9.75% (L + 8.75%/Q)	11/18/2022	10,121	10,004	9,261
				35,201	34,833	32,605	3.97%
CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/Q)	12/19/2020	32,835	32,616	32,547	3.96%
Valet Waste Holdings, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/Q)	9/24/2021	29,850	29,503	29,477
	First lien (3)(11) - Drawn	8.00% (L + 7.00%/Q)	9/24/2021	1,500	1,481	1,481
				31,350	30,984	30,958	3.77%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (L + 8.75%/Q)	2/8/2019	30,875	30,787	30,746	3.74%
PetVet Care Centers LLC
Consumer Services	Second lien (3)	10.25% (L + 9.25%/Q)	6/17/2021	24,000	23,797	23,679
	Second lien (3)	10.50% (L + 9.50%/Q)	6/17/2021	6,500	6,436	6,477
				30,500	30,233	30,156	3.67%
Pittsburgh Glass Works, LLC (24)
Manufacturing	First lien (2)	10.11% (L + 9.11%/M)	11/25/2021	30,000	29,857	30,000	3.65%
Integro Parent Inc.
Business Services	First lien (2)	6.75% (L + 5.75%/Q)	10/31/2022	18,694	18,337	18,040
	First lien (2)	6.75% (L + 5.75%/Q)	10/31/2022	1,259	1,235	1,215
	Second lien (3)	10.25% (L + 9.25%/Q)	10/30/2023	10,000	9,903	9,550
				29,953	29,475	28,805	3.50%
CompassLearning, Inc. (15)
Education	First lien (2)	8.00% (L + 6.75%/Q)	11/26/2018	30,000	29,567	27,721	3.37%
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)(9)	9.75%/S	4/1/2021	24,500	24,382	26,705	3.25%
Ryan, LLC
Business Services	First lien (2)	6.75% (L + 5.75%/M)	8/7/2020	26,950	26,590	26,243	3.19%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (L + 6.50%/Q)	11/13/2017	25,010	24,807	24,885	3.03%
AAC Holding Corp.
Education	First lien (2)	8.25% (L + 7.25%/M)	9/30/2020	24,811	24,470	24,438	2.97%
DigiCert Holdings, Inc.
Software	First lien (2)	6.00% (L + 5.00%/Q)	10/21/2021	24,937	24,234	24,314	2.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Confie Seguros Holding II Co.
Consumer Services	Second lien (2)	10.25% (L + 9.00%/M)	5/8/2019	$18,886	$18,790	$17,328
	Second lien (3)	10.25% (L + 9.00%/M)	5/8/2019	5,571	5,648	5,111
				24,457	24,438	22,439	2.73%
Severin Acquisition, LLC
Software	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	15,000	14,861	14,850
	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	4,154	4,114	4,112
	Second lien (4)	10.25% (L + 9.25%/Q)	7/29/2022	3,273	3,241	3,313
				22,427	22,216	22,275	2.71%
EN Engineering, LLC
Business Services	First lien (2)	7.00% (L + 6.00%/Q)	6/30/2021	21,268	21,075	21,055
	First lien (2)(11) - Drawn	8.50% (P + 5.00%/Q)	6/30/2021	1,220	1,208	1,208
				22,488	22,283	22,263	2.71%
Pelican Products, Inc.
Business Products	Second lien (3)	9.25% (L + 8.25%/Q)	4/9/2021	15,500	15,516	13,098
	Second lien (2)	9.25% (L + 8.25%/Q)	4/9/2021	10,000	10,113	8,450
				25,500	25,629	21,548	2.62%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.00% (L + 6.00%/Q)	4/20/2021	19,453	19,282	19,259
	First lien (4)(11) - Drawn	7.00% (L + 6.00%/Q)	4/20/2021	2,271	2,249	2,248
				21,724	21,531	21,507	2.62%
McGraw-Hill School Education Holdings, LLC
Education	First lien (2)	6.25% (L + 5.00%/M)	12/18/2019	21,505	21,362	21,452	2.61%
IT'SUGAR LLC
Retail	First lien (4)	10.50% (L + 9.50%/Q)	10/23/2019	20,947	20,207	20,133	2.45%
Weston Solutions, Inc.
Business Services	Subordinated (4)	16.00%/Q	7/3/2019	20,000	20,000	20,111	2.45%
TWDiamondback Holdings Corp. (18):
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	9.75% (L + 8.75%/Q)	11/19/2019	19,895	19,895	19,729	2.40%
Aricent Technologies
Business Services	Second lien (2)	9.50% (L + 8.50%/Q)	4/14/2022	20,000	19,884	17,350
	Second lien (3)	9.50% (L + 8.50%/Q)	4/14/2022	2,550	2,558	2,212
				22,550	22,442	19,562	2.38%
TW-NHME Holdings Corp. (23)
National HME, Inc.
Healthcare Services	Second lien (4)	10.25% (L + 9.25%/Q)	7/14/2022	19,000	18,777	18,762	2.28%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	7/2/2021	17,766	17,607	17,588
	First lien (3)(11) - Drawn	7.75% (P + 4.25%/Q)	7/2/2021	581	575	575
				18,347	18,182	18,163	2.21%
First American Payment Systems, L.P.
Business Services	Second lien (2)	10.75% (L + 9.50%/M)	4/12/2019	18,643	18,438	17,990	2.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)	8.25% (L + 7.25%/Q)	8/4/2022	$17,910	$17,744	$17,731	2.16%
YP Holdings LLC / Print Media Holdings LLC (12)
YP LLC / Print Media LLC
Media	First lien (2)	8.00% (L + 6.75%/M)	6/4/2018	18,320	18,195	17,129	2.08%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (L + 8.25%/M)	7/23/2020	18,500	18,358	17,112	2.08%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%/S	12/15/2018	25,000	25,000	15,000
	First lien (3)	12.25%/S	12/15/2018	2,660	2,103	1,596
				27,660	27,103	16,596	2.02%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	10.00% (L + 8.75%/Q)	10/9/2019	28,300	27,992	11,745
	Second lien (3)	10.00% (L + 8.75%/Q)	10/9/2019	9,564	2,774	3,969
				37,864	30,766	15,714	1.91%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (2)	6.75% (L + 5.00%/Q)	12/14/2016	14,998	14,803	14,998
	First lien (3)(11) - Drawn	7.25% (P + 3.75%/M)	12/14/2016	127	115	127
				15,125	14,918	15,125	1.84%
SW Holdings, LLC
Business Services	Second lien (4)	9.75% (L + 8.75%/Q)	12/30/2021	13,500	13,377	13,365	1.63%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (L + 8.00%/M)	7/23/2017	14,000	13,981	12,950	1.58%
Poseidon Intermediate, LLC
Software	Second lien (2)	9.50% (L + 8.50%/Q)	8/15/2023	13,000	12,815	12,805	1.56%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	13,000	12,804	11,765	1.43%
Smile Brands Group Inc.
Healthcare Services	First lien (2)	9.00% (L + 6.25% + 1.50% PIK/Q)*	8/16/2019	12,224	12,117	10,146	1.23%
PowerPlan Holdings, Inc.
Software	Second lien (2)	10.75% (L + 9.75%/M)	2/23/2023	10,000	9,909	9,900	1.20%
QC McKissock Investment, LLC (17)
McKissock, LLC
Education	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	4,863	4,829	4,812
	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	3,140	3,118	3,107
	First lien (2)	8.15% (Base + 6.07%/Q)	8/5/2019	1,013	1,005	1,003
				9,016	8,952	8,922	1.09%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/Q)	12/20/2019	9,000	8,876	8,865	1.08%
TTM Technologies, Inc.**
Business Products	First lien (2)	6.00% (L + 5.00%/Q)	5/31/2021	9,175	8,798	8,738	1.06%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%/S	1/15/2018	24,357	24,478	8,647	1.05%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)
Software	First lien (2)	6.00% (L + 5.00%/Q)	11/4/2020	$1,955	$1,941	$1,789
	Second lien (2)	9.25% (L + 8.25%/Q)	11/4/2021	7,000	6,919	5,775
				8,955	8,860	7,564	0.92%
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien (2)	7.50% (L + 6.25%/Q)	7/7/2020	7,196	7,022	6,548	0.80%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (L + 7.50%/M)	4/21/2017	6,833	6,808	6,321	0.77%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (L + 8.25%/Q)	3/16/2018	7,000	6,958	5,058	0.62%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	3/1/2024	5,000	4,753	5,038	0.61%
Packaging Coordinators, Inc. (13)
Healthcare Products	Second lien (3)	9.00% (L + 8.00%/Q)	8/1/2022	5,000	4,957	5,000	0.61%
Immucor, Inc.
Healthcare Services	Subordinated (2)(9)	11.13%/S	8/15/2019	5,000	4,965	4,625	0.56%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (3)	9.25% (L + 8.25%/Q)	3/10/2022	2,500	2,480	2,212	0.27%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,934	1,967	0.24%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	1,931	0.23%
Education Management Corporation (22)
Education Management II LLC
Education	First lien (2)	5.50% (L + 4.50%/Q)	7/2/2020	250	239	74
	First lien (3)	5.50% (L + 4.50%/Q)	7/2/2020	141	135	42
	First lien (2)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	444	385	37
	First lien (3)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	251	217	21
				1,086	976	174	0.02%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (14)
Education	First lien (2)	17.25% (P + 10.00% + 4.00% PIK/Q) (8)*	6/30/2012 - Past Due	1,665	1,434	—
	First lien (2)	17.25% (P + 10.00% + 4.00% PIK/Q) (8)*	6/30/2012 - Past Due	103	94	—
				1,768	1,528	—	—%
Total Funded Debt Investments - United States				$1,311,649	$1,288,430	$1,216,143	147.97%
Total Funded Debt Investments				$1,395,927	$1,371,081	$1,287,535	156.66%
Equity - United Kingdom
Packaging Coordinators, Inc. (13)
PCI Pharma Holdings UK Limited**
Healthcare Products	Ordinary shares (2)	—	—	19,427	$578	$2,052	0.25%
Total Shares - United Kingdom					$578	$2,052	0.25%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (3)(20)	12.00% (10.00% + 2.00% PIK/Q)*	—	52,318	$51,778	$52,998	6.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TWDiamondback Holdings Corp. (18)
Distribution & Logistics	Preferred shares (4)	—	—	200	$2,000	$2,595	0.31%
TW-NHME Holdings Corp. (23)
Healthcare Services	Preferred shares (4)	—	—	100	1,000	1,000
	Preferred shares (4)	—	—	16	158	158
					1,158	1,158	0.14%
Education Management Corporation (22)
Education	Preferred shares (2)	—	—	3,331	200	12
	Preferred shares (3)	—	—	1,879	113	6
	Ordinary shares (2)	—	—	2,994,065	100	240
	Ordinary shares (3)	—	—	1,688,976	56	135
					469	393	0.05%
Ancora Acquisition LLC (14)
Education	Preferred shares (6)	—	—	372	83	393	0.05%
Total Shares - United States					$55,488	$57,537	7.00%
Total Shares					$56,066	$59,589	7.25%
Warrants - United States
YP Holdings LLC / Print Media Holdings LLC (12)
YP Equity Investors, LLC
Media	Warrants (5)	—	5/8/2022	5	$—	$3,998	0.49%
IT'SUGAR LLC
Retail	Warrants (3)	—	10/23/2025	94,672	817	817	0.10%
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	5/5/2026	622	37	609	0.08%
Ancora Acquisition LLC (14)
Education	Warrants (6)	—	8/12/2020	20	—	—	—%
Total Warrants - United States					$854	$5,424	0.67%
Total Funded Investments					$1,428,001	$1,352,548	164.58%
Unfunded Debt Investments - United States
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (3)(11) - Undrawn	—	12/14/2016	$1,773	$(168)	$—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(11) - Undrawn	—	8/4/2021	1,000	(10)	(10)	—%
DCA Investment Holdings, LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	7/2/2021	1,519	(15)	(15)	—%
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (3)(11) - Undrawn	—	5/15/2016	2,158	—	(18)
	First lien (4)(11) - Undrawn	—	5/15/2016	605	—	(5)
				2,763	—	(23)	—%
EN Engineering, LLC
Business Services	First lien (2)(11) - Undrawn	—	12/30/2016	2,349	(12)	(23)	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	$2,700	$(27)	$(27)
	First lien (4)(11) - Undrawn	—	5/12/2017	425	(4)	(4)
	First lien (4)(11) - Undrawn	—	3/30/2018	500	(10)	(5)
				3,625	(41)	(36)	(0.01)%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	9/24/2021	3,000	(38)	(38)	(0.01)%
Total Unfunded Debt Investments				$16,029	$(284)	$(145)	(0.02)%
Total Non-Controlled/Non-Affiliated Investments					$1,427,717	$1,352,403	164.56%
Non-Controlled/Affiliated Investments(25)
Funded Debt Investments - United States
Tenawa Resource Holdings LLC (16)
Tenawa Resource Management LLC
Energy	First lien (3)	10.50% (Base + 8.00%/Q)	5/12/2019	$40,000	$39,877	$38,087	4.63%
Edmentum Ultimate Holdings, LLC (19)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Drawn	5.00%/M	6/9/2020	1,708	1,708	1,684
	Subordinated (3)	8.50% PIK/Q*	6/9/2020	3,868	3,861	3,813
	Subordinated (2)	10.00% PIK/Q*	6/9/2020	14,065	14,065	11,569
	Subordinated (3)	10.00% PIK/Q*	6/9/2020	3,460	3,460	2,846
				23,101	23,094	19,912	2.42%
Total Funded Debt Investments - United States				$63,101	$62,971	$57,999	7.05%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)	—	—	—	$23,000	$21,574	2.62%
Edmentum Ultimate Holdings, LLC (19)
Education	Ordinary shares (3)	—	—	123,968	11	2,996
	Ordinary shares (2)	—	—	107,143	9	2,589
					20	5,585	0.68%
Tenawa Resource Holdings LLC (16)
QID NGL LLC
Energy	Ordinary shares (7)	—	—	5,290,997	5,291	3,258	0.40%
Total Shares - United States					$28,311	$30,417	3.70%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (19)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Undrawn	—	6/9/2020	$3,172	$—	$(45)	—%
Total Unfunded Debt Investments				$3,172	$—	$(45)	—%
Total Non-Controlled/Affiliated Investments					$91,282	$88,371	10.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Controlled Investments(26)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)	8.50% (L + 7.50%/Q)	1/13/2019	$6,786	$6,786	$6,786
	First lien (3)	8.50% (L + 7.50%/Q)	1/13/2019	4,060	4,060	4,060
	First lien (3)	9.88% (Base + 7.25% + 1.00% PIK/Q)*	1/13/2019	7,342	7,342	7,342
	Subordinated (2)	15.00% PIK/Q*	7/13/2019	1,543	1,543	1,505
	Subordinated (3)	15.00% PIK/Q*	7/13/2019	924	924	900
				20,655	20,655	20,593	2.50%
Total Funded Debt Investments - United States				$20,655	$20,655	$20,593	2.50%
Equity - United States
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(21)	—	—	17,242,988	$14,863	$14,682
	Preferred shares (3)(21)	—	—	4,765,142	4,107	4,057
	Ordinary shares (2)	—	—	2,096,477	1,925	7,911
	Ordinary shares (3)	—	—	579,366	532	2,186
					21,427	28,836	3.51%
Total Shares - United States					$21,427	$28,836	3.51%
Total Funded Investments					$42,082	$49,429	6.01%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien (3)(11) - Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments				$2,806	$—	$—	—%
Total Controlled Investments					$42,082	$49,429	6.01%
Total Investments					$1,561,081	$1,490,203	181.32%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(in thousands, except shares)
(unaudited)

(10)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2016.

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

(20)	Total shares reported assumes shares issued for the capitalization of payment-in-kind ("PIK") interest. Actual shares owned total 50,000 as of March 31, 2016.

(21)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(in thousands, except shares)
(unaudited)

(25)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2015 and March 31, 2016 along with transactions during the three months ended March 31, 2016 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2015	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2016	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$22,782	$2,227	$—	$—	$443	$25,452	$529	$—	$—
NMFC Senior Loan Program I LLC	21,914	—	—	—	(340)	21,574	—	920	300
Tenawa Resource Holdings LLC	42,591	8	—	—	(1,254)	41,345	1,053	—	13
Total Non-Controlled/Affiliated Investments	$87,287	$2,235	$—	$—	$(1,151)	$88,371	$1,582	$920	$313

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

(26)
Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2015 and March 31, 2016 along with transactions during the three months ended March 31, 2016 in which the issuer was a controlled investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2015	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2016	Interest Income	Dividend Income	Other Income
UniTek Global Services, Inc.	$47,422	$828	$—	$—	$1,179	$49,429	$502	$719	$12
Total Controlled Investments	$47,422	$828	$—	$—	$1,179	$49,429	$502	$719	$12

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2016, 6.6% of the Company’s total assets were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2016
(unaudited)

March 31, 2016
Investment Type	Percent of Total Investments at Fair Value
First lien	45.07%
Second lien	41.27%
Subordinated	5.32%
Equity and other	8.34%
Total investments	100.00%

March 31, 2016
Industry Type	Percent of Total Investments at Fair Value
Business Services	24.38%
Software	24.05%
Education	11.33%
Distribution & Logistics	7.49%
Federal Services	6.61%
Consumer Services	4.97%
Energy	4.47%
Healthcare Services	3.70%
Media	3.00%
Healthcare Products	2.76%
Business Products	2.03%
Manufacturing	2.01%
Investment Fund	1.45%
Retail	1.41%
Industrial Services	0.34%
Total investments	100.00%

March 31, 2016
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	85.82%
Fixed rates	14.18%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
 December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (L + 7.00%/M)	9/23/2019	$10,800	$10,752	$10,314	1.23%
Total Funded Debt Investments - Australia				$10,800	$10,752	$10,314	1.23%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (L + 9.25%/Q)	7/30/2020	$24,630	$24,339	$19,581
	Second lien (3)	10.50% (L + 9.25%/Q)	7/30/2020	8,204	8,324	6,522
				32,834	32,663	26,103	3.12%
Total Funded Debt Investments - Luxembourg				$32,834	$32,663	$26,103	3.12%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien (3)	10.13% (L + 9.13%/Q)	2/17/2023	$10,000	$9,303	$9,049	1.08%
Total Funded Debt Investments - Netherlands				$10,000	$9,303	$9,049	1.08%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.50% (L + 9.50%/Q)	1/31/2023	$32,500	$31,736	$31,363	3.75%
Total Funded Debt Investments - United Kingdom				$32,500	$31,736	$31,363	3.75%
Funded Debt Investments - United States
Deltek, Inc.
Software	Second lien (3)	9.50% (L + 8.50%/Q)	6/26/2023	$21,000	$20,972	$20,948
	Second lien (2)	9.50% (L + 8.50%/Q)	6/26/2023	20,000	19,619	19,950
				41,000	40,591	40,898	4.89%
TIBCO Software Inc.
Software	First lien (2)	6.50% (L + 5.50%/M)	12/4/2020	29,775	28,508	27,021
	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,611	12,600
				44,775	43,119	39,621	4.73%
AssuredPartners, Inc.
Business Services	Second lien (2)	10.00% (L + 9.00%/Q)	10/20/2023	20,000	19,212	19,600
	Second lien (3)	10.00% (L + 9.00%/Q)	10/20/2023	20,000	19,212	19,600
				40,000	38,424	39,200	4.68%
Kronos Incorporated
Software	Second lien (2)	9.75% (L + 8.50%/Q)	4/30/2020	32,641	32,443	32,546
	Second lien (3)	9.75% (L + 8.50%/Q)	4/30/2020	5,000	4,961	4,985
				37,641	37,404	37,531	4.48%
Hill International, Inc.
Business Services	First lien (2)	7.75% (L + 6.75%/Q)	9/28/2020	37,056	36,752	36,779	4.39%
ProQuest LLC
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	12/15/2022	35,000	34,302	34,300	4.10%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Navex Global, Inc.
Software	First lien (4)	5.75% (L + 4.75%/Q)	11/19/2021	$4,610	$4,570	$4,471
	First lien (2)	5.75% (L + 4.75%/Q)	11/19/2021	2,610	2,587	2,531
	Second lien (4)	9.75% (L + 8.75%/Q)	11/18/2022	17,879	17,683	17,343
	Second lien (3)	9.75% (L + 8.75%/Q)	11/18/2022	10,121	10,001	9,817
				35,220	34,841	34,162	4.08%
Ascend Learning, LLC
Education	Second lien (3)	9.50% (L + 8.50%/Q)	11/30/2020	34,727	34,352	33,077	3.95%
CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/Q)	12/19/2020	33,261	33,030	32,928	3.93%
Physio-Control International, Inc.
Healthcare Products	Second lien (2)	10.00% (L + 9.00%/Q)	6/5/2023	30,000	29,426	27,451
	Second lien (3)	10.00% (L + 9.00%/Q)	6/5/2023	4,000	3,703	3,660
				34,000	33,129	31,111	3.72%
Valet Waste Holdings, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/Q)	9/24/2021	29,925	29,564	29,505
	First lien (3)(11) - Drawn	8.00% (L + 7.00%/Q)	9/24/2021	1,500	1,481	1,479
				31,425	31,045	30,984	3.70%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (L + 8.75%/Q)	2/8/2019	30,875	30,781	30,759	3.68%
TASC, Inc.
Federal Services	First lien (2)	7.00% (L + 6.00%/Q)	5/22/2020	28,314	28,001	28,396
	Second lien (3)	12.00%/Q	5/21/2021	2,000	1,964	2,062
				30,314	29,965	30,458	3.64%
Pittsburgh Glass Works, LLC (24)
Manufacturing	First lien (2)	10.13% (L + 9.13%/M)	11/25/2021	30,000	29,852	29,850	3.57%
Integro Parent Inc.
Business Services	First lien (2)	6.75% (L + 5.75%/Q)	10/31/2022	17,370	17,029	16,980
	First lien (2)	6.75% (L + 5.75%/M)	10/31/2022	2,630	2,578	2,570
	Second lien (3)	10.25% (L + 9.25%/Q)	10/30/2023	10,000	9,901	9,625
				30,000	29,508	29,175	3.49%
CompassLearning, Inc. (15)
Education	First lien (2)	8.00% (L + 6.75%/Q)	11/26/2018	30,000	29,531	28,471	3.40%
Ryan, LLC
Business Services	First lien (2)	6.75% (L + 5.75%/M)	8/7/2020	27,300	26,918	26,583	3.18%
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)(9)	9.75%/S	4/1/2021	24,500	24,378	26,093	3.12%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (L + 6.50%/M)	11/13/2017	25,876	25,636	25,747	3.08%
DigiCert Holdings, Inc.
Software	First lien (2)	6.00% (L + 5.00%/Q)	10/21/2021	25,000	24,268	24,375	2.91%
Pelican Products, Inc.
Business Products	Second lien (3)	9.25% (L + 8.25%/Q)	4/9/2021	15,500	15,519	14,764
	Second lien (2)	9.25% (L + 8.25%/Q)	4/9/2021	10,000	10,115	9,524
				25,500	25,634	24,288	2.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Confie Seguros Holding II Co.
Consumer Services	Second lien (2)	10.25% (L + 9.00%/M)	5/8/2019	$18,886	$18,789	$18,673
	Second lien (3)	10.25% (L + 9.00%/M)	5/8/2019	5,571	5,648	5,508
				24,457	24,437	24,181	2.89%
AAC Holding Corp.
Education	First lien (2)	8.25% (L + 7.25%/M)	9/30/2020	25,000	24,640	24,110	2.88%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	10.00% (L + 8.75%/Q)	10/9/2019	28,300	27,974	23,630	2.82%
PetVet Care Centers LLC
Consumer Services	Second lien (3)	9.75% (L + 8.75%/Q)	6/17/2021	24,000	23,789	23,149	2.77%
EN Engineering, L.L.C.
Business Services	First lien (2)	7.00% (L + 6.00%/Q)	6/30/2021	21,321	21,121	20,554
	First lien (2)(11) - Drawn	8.50% (P + 5.00%/Q)	6/30/2021	1,223	1,211	1,179
				22,544	22,332	21,733	2.60%
Aricent Technologies
Business Services	Second lien (2)	9.50% (L + 8.50%/M)	4/14/2022	20,000	19,881	19,133
	Second lien (3)	9.50% (L + 8.50%/M)	4/14/2022	2,550	2,558	2,440
				22,550	22,439	21,573	2.58%
McGraw-Hill School Education Holdings, LLC
Education	First lien (2)	6.25% (L + 5.00%/M)	12/18/2019	21,560	21,408	21,237	2.54%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.00% (L + 6.00%/Q)	4/20/2021	19,502	19,324	19,254
	First lien (4)(11) - Drawn	7.00% (L + 6.00%/Q)	4/20/2021	1,753	1,736	1,731
				21,255	21,060	20,985	2.51%
IT'SUGAR LLC
Retail	First lien (4)	10.50% (L + 9.50%/Q)	10/23/2019	21,000	20,215	20,183	2.41%
Weston Solutions, Inc.
Business Services	Subordinated (4)	16.00%/Q	7/3/2019	20,000	20,000	19,430	2.32%
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	9.75% (L + 8.75%/Q)	11/19/2019	19,895	19,895	19,117	2.28%
Severin Acquisition, LLC
Software	Second lien (4)	9.25% (L + 8.25%/Q)	7/29/2022	15,000	14,857	14,272
	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	4,154	4,113	4,112
				19,154	18,970	18,384	2.20%
First American Payment Systems, L.P.
Business Services	Second lien (2)	10.75% (L + 9.50%/M)	4/12/2019	18,643	18,423	18,362	2.20%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	7/2/2021	17,811	17,645	17,632
	First lien (3)(11) - Drawn	7.75% (P + 4.25%/Q)	7/2/2021	53	52	52
				17,864	17,697	17,684	2.11%
YP Holdings LLC / Print Media Holdings LLC (12)
YP LLC / Print Media LLC
Media	First lien (2)	8.00% (L + 6.75%/M)	6/4/2018	18,320	18,182	17,679	2.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)	8.25% (L + 7.25%/Q)	8/4/2022	$17,955	$17,783	$17,550	2.10%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (L + 8.25%/M)	7/23/2020	18,500	18,352	17,066	2.04%
Vertafore, Inc.
Software	Second lien (2)	9.75% (L + 8.25%/M)	10/27/2017	13,855	13,848	13,844
	Second lien (3)	9.75% (L + 8.25%/M)	10/27/2017	2,000	2,016	1,999
				15,855	15,864	15,843	1.89%
GSDM Holdings Corp.
Healthcare Services	Subordinated (4)	10.00%/M	6/23/2020	15,000	14,880	15,000	1.79%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (2)	6.75% (L + 5.00%/Q)	12/14/2016	14,998	14,736	14,586	1.74%
TW-NHME Holdings Corp. (23)
National HME, Inc.
Healthcare Services	Second lien (4)	10.25% (L + 9.25%/Q)	7/14/2022	14,000	13,833	13,825	1.65%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%/S	12/15/2018	25,000	25,000	12,251
	First lien (3)	12.25%/S	12/15/2018	2,660	2,064	1,302
				27,660	27,064	13,553	1.62%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (L + 8.00%/M)	7/23/2017	14,000	13,978	12,740	1.52%
SW Holdings, LLC
Business Services	Second lien (4)	9.75% (L + 8.75%/Q)	12/30/2021	13,500	13,373	12,701	1.52%
Poseidon Intermediate, LLC
Software	Second lien (2)	9.50% (L + 8.50%/Q)	8/15/2023	13,000	12,811	12,427	1.49%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	13,000	12,798	11,960	1.43%
PowerPlan Holdings, Inc.
Software	Second lien (2)	10.75% (L + 9.75%/M)	2/23/2023	10,000	9,907	9,573	1.14%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%/S	1/15/2018	24,357	24,493	9,377	1.12%
TTM Technologies, Inc.**
Business Products	First lien (2)	6.00% (L + 5.00%/Q)	5/31/2021	9,980	9,554	9,132	1.09%
Smile Brands Group Inc.
Healthcare Services	First lien (2)	9.00% (L + 6.25% + 1.50% PIK/Q)*	8/16/2019	12,204	12,091	8,878	1.06%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/Q)	12/20/2019	9,000	8,868	8,865	1.06%
QC McKissock Investment, LLC (17)
McKissock, LLC
Education	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	4,875	4,838	4,707
	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	3,148	3,124	3,039
	First lien (2)(11) - Drawn	7.50% (L + 6.50%/Q)	8/5/2019	1,016	1,007	981
				9,039	8,969	8,727	1.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)
Software	First lien (2)	6.00% (L + 5.00%/Q)	11/4/2020	$1,960	$1,946	$1,877
	Second lien (2)	9.25% (L + 8.25%/Q)	11/4/2021	7,000	6,917	6,720
				8,960	8,863	8,597	1.03%
Novitex Acquisition, LLC (fka ARSloane Acquisition, LLC)
Business Services	First lien (2)	7.50% (L + 6.25%/Q)	7/7/2020	7,242	7,064	6,807	0.81%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (L + 7.50%/M)	4/21/2017	6,859	6,828	6,344	0.76%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (L + 8.25%/Q)	3/16/2018	7,000	6,953	5,443	0.65%
Packaging Coordinators, Inc. (13)
Healthcare Products	Second lien (3)	9.00% (L + 8.00%/Q)	8/1/2022	5,000	4,957	4,925	0.59%
Immucor, Inc.
Healthcare Services	Subordinated (2)(9)	11.13%/S	8/15/2019	5,000	4,963	4,575	0.55%
GCA Services Group, Inc.
Business Services	Second lien (3)	9.25% (L + 8.00%/Q)	11/2/2020	4,000	3,973	3,950	0.47%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	2,471	0.30%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (3)	9.25% (L + 8.25%/Q)	3/10/2022	2,500	2,479	2,313	0.28%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,933	1,940	0.23%
Education Management Corporation (22)
Education Management II LLC
Education	First lien (2)	5.50% (L + 4.50%/Q)	7/2/2020	250	238	69
	First lien (3)	5.50% (L + 4.50%/Q)	7/2/2020	141	134	39
	First lien (2)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	437	375	46
	First lien (3)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	247	212	26
				1,075	959	180	0.02%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (14)
Education	First lien (2)	17.25% (P + 10.00% + 4.00% PIK/Q) (8)*	6/30/2012 - Past Due	1,665	1,434	—
	First lien (2)	17.25% (P + 10.00% + 4.00% PIK/Q) (8)*	6/30/2012 - Past Due	103	94	—
				1,768	1,528	—	—%
Total Funded Debt Investments - United States				$1,314,464	$1,297,775	$1,237,175	147.83%
Total Funded Debt Investments				$1,400,598	$1,382,229	$1,314,004	157.01%
Equity - United Kingdom
Packaging Coordinators, Inc. (13)
PCI Pharma Holdings UK Limited**
Healthcare Products	Ordinary shares (2)	—	—	19,427	$578	$1,612	0.19%
Total Shares - United Kingdom					$578	$1,612	0.19%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (3)(20)	12.00% (10.00% + 2.00% PIK/Q)*	—	52,058	$51,518	$51,911	6.20%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TWDiamondback Holdings Corp. (18)
Distribution & Logistics	Preferred shares (4)	—	—	200	$2,000	$2,000	0.24%
TW-NHME Holdings Corp. (23)
Healthcare Services	Preferred shares (4)	—	—	100	1,000	1,000	0.12%
Ancora Acquisition LLC (14)
Education	Preferred shares (6)	—	—	372	83	393	0.05%
Education Management Corporation (22)
Education	Preferred shares (2)	—	—	3,331	200	10
	Preferred shares (3)	—	—	1,879	113	5
	Ordinary shares (2)	—	—	2,994,065	100	202
	Ordinary shares (3)	—	—	1,688,976	56	114
					469	331	0.04%
Total Shares - United States					$55,070	$55,635	6.65%
Total Shares					$55,648	$57,247	6.84%
Warrants - United States
YP Holdings LLC / Print Media Holdings LLC (12)
YP Equity Investors, LLC
Media	Warrants (5)	—	5/8/2022	5	$—	$5,304	0.63%
IT'SUGAR LLC
Retail	Warrants (3)	—	10/23/2025	94,672	817	817	0.10%
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	5/5/2026	622	37	610	0.07%
Ancora Acquisition LLC (14)
Education	Warrants (6)	—	8/12/2020	20	—	—	—%
Total Warrants - United States					$854	$6,731	0.80%
Total Funded Investments					$1,438,731	$1,377,982	164.65%
Unfunded Debt Investments - United States
DCA Investment Holdings, LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	7/2/2021	$2,047	$(20)	$(20)	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(11) - Undrawn	—	8/4/2021	1,000	(10)	(23)	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	9/24/2021	3,000	(38)	(42)	—%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	2,700	(27)	(34)
	First lien (4)(11) - Undrawn	—	4/20/2021	947	(9)	(12)
				3,647	(36)	(46)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
QC McKissock Investment, LLC (17)
McKissock, LLC
Education	First lien (2)(11) - Undrawn	—	12/31/2015	$1,862	$(19)	$(64)	(0.01)%
MailSouth, Inc. (d/b/a Mspark)
Media	First lien (3)(11) - Undrawn	—	12/14/2016	1,900	(181)	(79)	(0.01)%
EN Engineering, L.L.C.
Business Services	First lien (2)(11) - Undrawn	—	12/30/2016	2,348	(12)	(85)	(0.01)%
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (3)(11) - Undrawn	—	2/16/2016	2,158	—	(84)
	First lien (4)(11) - Undrawn	—	2/16/2016	605	—	(24)
				2,763	—	(108)	(0.01)%
Total Unfunded Debt Investments				$18,567	$(316)	$(467)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments					$1,438,415	$1,377,515	164.60%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (19)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Undrawn	—	6/9/2020	$4,881	$—	$(211)	(0.02)%
Total Unfunded Debt Investments				$4,881	$—	$(211)	(0.02)%
Total Non-Controlled/Affiliated Investments					$89,047	$87,287	10.43%
Controlled Investments(26)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)	8.50% (L + 7.50%/Q)	1/13/2019	$6,786	$6,786	$6,640
	First lien (3)	8.50% (L + 7.50%/Q)	1/13/2019	4,060	4,060	3,973
	First lien (3)	9.50% (L + 7.50% + 1.00% PIK/Q)*	1/13/2019	7,323	7,323	7,257
	Subordinated (2)	15.00% PIK/Q*	7/13/2019	1,487	1,487	1,417
	Subordinated (3)	15.00% PIK/Q*	7/13/2019	890	890	848
				20,546	20,546	20,135	2.40%
Total Funded Debt Investments - United States				$20,546	$20,546	$20,135	2.40%
Equity - United States
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(21)	—	—	16,680,037	$14,299	$13,870
	Preferred shares (3)(21)	—	—	4,609,569	3,952	3,833
	Ordinary shares (2)	—	—	2,096,477	1,925	7,528
	Ordinary shares (3)	—	—	579,366	532	2,081
					20,708	27,312	3.26%
Total Shares - United States					$20,708	$27,312	3.26%
Total Funded Investments					$41,254	$47,447	5.66%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/13/2019	$2,048	$—	$(18)
	First lien (3)(11) - Undrawn	—	1/13/2019	758	—	(7)
				2,806	—	(25)	—%
Total Unfunded Debt Investments				$2,806	$—	$(25)	—%
Total Controlled Investments					$41,254	$47,422	5.66%
Total Investments					$1,568,716	$1,512,224	180.69%

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

(20)	Total shares reported assumes shares issued for the capitalization of payment-in-kind ("PIK") interest. Actual shares owned total 50,000 as of December 31, 2015.

(21)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

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

March 31, 2016
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
On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital L.L.C. ("New Mountain Capital", defined as New Mountain Capital Group, L.L.C. and its affiliates) in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities (as defined below). In connection with NMFC’s IPO and through a series of transactions, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the “Predecessor Operating Company”) acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.
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
Since NMFC’s IPO, and through March 31, 2016, NMFC raised approximately $454,040 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.
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

At the joint annual meeting of the stockholders of NMFC and the sole unit holder of NMF Holdings held on May 6, 2014, the stockholders of NMFC and the sole unit holder of NMF Holdings approved a proposal which authorized the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC. Additionally, the stockholders of NMFC approved a new investment advisory and management agreement between NMFC and the Investment Adviser. Upon receipt of the necessary stockholder/unit holder approval to authorize the board of directors of NMF Holdings to withdraw NMF Holdings’ election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the SEC of NMF Holdings’ notification of withdrawal on Form N-54C on May 8, 2014.
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
Current Organization
The Company’s wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).
The diagram below depicts the Company’s organizational structure as of March 31, 2016.

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2016, the Company’s top five industry concentrations were business services, software, education, distribution & logistics and federal services.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.
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
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2016 and December 31, 2015, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $29,674 and $29,704, respectively, collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $29,674 and $29,704, respectively, and guaranteed by a private hedge fund with approximately $690,000 and $716,590, respectively, of assets under management. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from the Company at the par value of the collateralized agreement once called upon by the Company or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement earned interest at a weighted average rate of 16.0% and 15.0% per annum as of March 31, 2016 and December 31, 2015, respectively.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2016 and December 31, 2015.

Revenue recognition
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
Deferred financing costs—The deferred financing costs of the Company consists of capitalized expenses related to the origination and amending of the Company’s borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 7, Borrowings, for details. On January 1, 2016, the Company adopted Accounting Standards Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Upon adoption, the Company revised its presentation of deferred financing costs from an asset to a liability, which is a direct deduction to its debt on the Consolidated Statements of Assets and Liabilities. In addition, the Company retrospectively revised its presentation of $13,992 of deferred financing costs that were previously presented as an asset as of December 31, 2015, which resulted in a decrease to total assets and total liabilities as of December 31, 2015.
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
For the three months ended March 31, 2016, the Company recognized a total income tax benefit of approximately $683 for the Company’s consolidated subsidiaries. For the three months ended March 31, 2016, the Company recorded current income tax expense of approximately $41 and deferred income tax benefit of approximately $724, which excludes a deferred tax benefit of $178 attributable to one of the Company's consolidated subsidiaries. For the three months ended March 31, 2015, the Company recognized a total provision for income taxes of approximately $650 for the Company’s consolidated subsidiaries.  For the three months ended March 31, 2015, the Company recorded current income tax expense of approximately $149 and deferred income tax expense of approximately $501.
As of March 31, 2016 and December 31, 2015, the Company had $952 and $1,676, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP. As of March 31, 2016 and December 31, 2015, the Company had a deferred tax asset of $698 and $520, respectively, attributable to one of the Company’s consolidated subsidiaries primarily related to net operating losses.  The Company has determined that it is more likely than not that the subsidiary will have insufficient taxable income to realize some portion or all of the deferred tax asset.  As such, as of March 31, 2016 and December 31, 2015, a full valuation allowance of $698 and $520, respectively, has been recorded against the deferred tax asset.
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
Share repurchase plan—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that it complies with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act.

Unless amended or extended by the Company's board of directors, the Company expects the repurchase program to be in place until the earlier of December 31, 2016 or until $50,000 of the Company's outstanding shares of common stock have been repurchased. During the quarter ended March 31, 2016, the Company repurchased a total of 124,950 shares of the Company's common stock in the open market for $1,433. The shares were repurchased at a weighted average price of $11.47 per share, including commissions paid.
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
Note 3. Investments
At March 31, 2016, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$708,052	$671,710
Second lien	660,439	614,957
Subordinated	85,932	79,270
Equity and other	106,658	124,266
Total investments	$1,561,081	$1,490,203

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$363,452	$363,291
Software	376,920	358,458
Education	169,302	168,903
Distribution & Logistics	126,119	111,643
Federal Services	98,911	98,556
Consumer Services	76,161	74,066
Energy	96,749	66,588
Healthcare Services	57,664	55,051
Media	41,852	44,727
Healthcare Products	38,685	41,052
Business Products	34,427	30,286
Manufacturing	29,857	30,000
Investment Fund	23,000	21,574
Retail	21,024	20,950
Industrial Services	6,958	5,058
Total investments	$1,561,081	$1,490,203
At December 31, 2015, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$711,601	$670,023
Second lien	656,165	631,985
Subordinated	95,429	87,005
Equity and other	105,521	123,211
Total investments	$1,568,716	$1,512,224
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$384,805	$370,892
Business Services	367,109	368,409
Education	167,222	165,947
Distribution & Logistics	123,053	117,375
Federal Services	95,459	95,477
Consumer Services	69,250	68,269
Energy	96,717	65,521
Healthcare Services	66,923	63,255
Media	43,489	47,804
Healthcare Products	38,664	37,648
Business Products	35,188	33,420
Manufacturing	29,852	29,850
Investment Fund	23,000	21,914
Retail	21,032	21,000
Industrial Services	6,953	5,443
Total investments	$1,568,716	$1,512,224

During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the Company’s investment in Edmentum had an aggregate cost basis of $30,771, an aggregate fair value of $15,575 and total unearned interest income of $438 for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Edmentum. Prior to the extinguishment in June 2015, the Company’s original investment in Edmentum had an aggregate cost of $31,636, an aggregate fair value of $16,437 and total unearned interest income of $851 for the six months ended June 30, 2015. The extinguishment resulted in a realized loss of $15,199.  Post restructuring, the Company’s investments in Edmentum have been restored to full accrual status.  As of March 31, 2016, the Company’s investments in Edmentum have an aggregate cost basis of $23,114 and an aggregate fair value of $25,452.
During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment in January 2015, the Company’s original investment in EDMC had an aggregate cost of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1,611.  Post restructuring, the Company’s investments in EDMC are income producing.  As of March 31, 2016, the Company’s investments in EDMC have an aggregate cost basis of $1,445 and an aggregate fair value of $567.
During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on November 3, 2014. As of December 31, 2014, the Company’s investments in UniTek had an aggregate cost basis of $47,357, an aggregate fair value of $35,227 and total unearned interest income of $975 for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring.  The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment in January 2015, the Company’s original investments in UniTek had an aggregate cost of $52,902, an aggregate fair value of $40,137 and total unearned interest income of $68 for the period then ended. The extinguishment resulted in a realized loss of $12,765.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of March 31, 2016, the Company’s investments in UniTek have an aggregate cost basis of $42,082 and an aggregate fair value of $49,429.
As of March 31, 2016, the Company’s two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of March 31, 2016, the Company’s investment had an aggregate cost basis of $1,611, an aggregate fair value of $393 and no unearned interest income for the three months then ended. For the three months ended March 31, 2015, total unearned interest income was $83. As of December 31, 2015, the Company’s investment had an aggregate cost basis of $1,611 and an aggregate fair value of $393. As of March 31, 2016 and December 31, 2015, unrealized gains (losses) include a fee that the Company would recognize upon realization of the two super priority first lien debt investments.
As of March 31, 2016, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $15,212 and $0, respectively. As of March 31, 2016, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $6,795. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2016.
As of December 31, 2015, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $17,576 and $0, respectively. As of December 31, 2015, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $8,678. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2015.
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the “Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the Agreement. The term may be extended for up to one year pursuant to certain terms of the Agreement. SLP I has a three year re-investment period. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.

SLP I is capitalized with $93,000 of capital commitments, $275,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of March 31, 2016, SLP I had total investments with an aggregate fair value of approximately $344,077, debt outstanding of $265,017 and capital that had been called and funded of $93,000. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349,704, debt outstanding of $267,617 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedules of Investments as of March 31, 2016 and December 31, 2015.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2016 and March 31, 2015, the Company earned approximately $300 and $301, respectively, in management fees related to SLP I which is included in other income. As of March 31, 2016 and December 31, 2015, approximately $611 and $311, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2016 and March 31, 2015, the Company earned approximately $920 and $858, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2016 and December 31, 2015, approximately $1,022 and $918, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of March 31, 2016, UniTek is considered a significant unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1). Based on the requirements under Regulation S-X 10-01(b)(1), the summarized consolidated financial information of UniTek is shown below:

	Three Months Ended
Summary of Operations:	April 4, 2016	April 2, 2015
Net sales	$68,343	$66,731
Cost of goods sold	52,436	55,936
Gross profit	15,907	10,795
Other expenses	14,193	16,389
Net income (loss) from continuing operations before extraordinary items	1,714	(5,594)
Loss from discontinued operations	—	—
Net income (loss)	$1,714	$(5,594)
Investment risk factors
First and second lien debt that the Company invests in is entirely, or almost entirely, rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” debt investments, and may be considered “high risk” compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company’s debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.

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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2016:

	Total	Level I	Level II	Level III
First lien	$671,710	$—	$328,255	$343,455
Second lien	614,957	—	382,364	232,593
Subordinated	79,270	—	38,526	40,744
Equity and other	124,266	375	18	123,873
Total investments	$1,490,203	$375	$749,163	$740,665

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2015:

	Total	Level I	Level II	Level III
First lien	$670,023	$—	$329,133	$340,890
Second lien	631,985	—	449,227	182,758
Subordinated	87,005	—	33,546	53,459
Equity and other	123,211	316	15	122,880
Total investments	$1,512,224	$316	$811,921	$699,987
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2016, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2016:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2015	$699,987	$340,890	$182,758	$53,459	$122,880
Total gains or losses included in earnings:
Net realized gains on investments	147	28	—	119	—
Net change in unrealized (depreciation) appreciation	(1,903)	1,977	(5,294)	1,557	(143)
Purchases, including capitalized PIK and revolver fundings	23,468	2,629	19,094	609	1,136
Proceeds from sales and paydowns of investments	(17,069)	(2,069)	—	(15,000)	—
Transfers into Level III(1)	36,035	—	36,035	—	—
Fair Value, March 31, 2016	$740,665	$343,455	$232,593	$40,744	$123,873
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,783)	$1,977	$(5,294)	$1,677	$(143)

(1)	As of March 31, 2016, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2016 and March 31, 2015. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfer into Level III occur based on the increase or decrease in the availability of certain observable inputs. The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2016 and December 31, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2016 and December 31, 2015, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2016 were as follows:

				Range
Type	Fair Value as of March 31, 2016	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$297,695	Market & income approach	EBITDA multiple	4.5x		16.0x		9.6x
			Discount rate	6.4%		15.0%		10.6%
	30,635	Market quote	Broker quote	N/A		N/A		N/A
	15,125	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Second lien	126,014	Market & income approach	EBITDA multiple	6.5x		16.5		11.7x
			Discount rate	10.1%		12.8%		11.8%
	67,579	Market quote	Broker quote	N/A		N/A		N/A
	39,000	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Subordinated	40,744	Market & income approach	EBITDA multiple	4.5x		8.5x		7.4x
			Discount rate	10.1%		18.3%		17.0%
Equity and other	121,289	Market & income approach	EBITDA multiple	2.5x		12.0x		6.6
			Discount rate	8.0%		21.3%		15.1%
	1,426	Black Scholes analysis	Expected life in years	9.6		10.0		9.8
			Volatility	29.0%		29.5%		29.2%
			Discount rate	1.9%		1.9%		1.9%
	1,158	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
	$740,665

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7, Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of March 31, 2016, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures approximate fair value as of March 31, 2016 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility and SBA-guaranteed debentures are considered Level III. The fair value of the Convertible Notes (as defined in Note 7, Borrowings) as of March 31, 2016 was $111,838, which was based on quoted prices and considered Level II. See Note 7, Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of March 31, 2016 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the Predecessor Holdings Credit Facility and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7, Borrowings). Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of March 31, 2016 and March 31, 2015 approximated $297,871 and $318,638, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2016 and March 31, 2015, management fees waived were approximately $1,319 and $1,382, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of March 31, 2016), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Management fee	$6,836	$6,468
Less: management fee waiver	(1,319)	(1,382)
Total management fee	5,517	5,086
Incentive fee, excluding accrued capital gains incentive fees	$5,385	$4,878
Accrued capital gains incentive fees(1)	$—	$481

(1)
As of March 31, 2016 and March 31, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statement of Operations for the three months ended March 31, 2016 is adjusted to reflect this step-up to fair market value.

	Three Months Ended March 31, 2016	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended March 31, 2016
Investment income
Interest income(1)	$37,790	$(29)	$37,761
Dividend income(2)	1,639	—	1,639
Other income	1,547	—	1,547
Total investment income(3)	40,976	(29)	40,947
Total expenses pre-incentive fee(4)	14,024	—	14,024
Pre-Incentive Fee Net Investment Income	26,952	(29)	26,923
Incentive fee(5)	5,385	—	5,385
Post-Incentive Fee Net Investment Income	21,567	(29)	21,538
Net realized gains (losses) on investments(6)	176	(38)	138
Net change in unrealized (depreciation) appreciation of investments(6)	(14,386)	67	(14,319)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(30)	—	(30)
Benefit for taxes	724	—	724
Net increase in net assets resulting from operations	$8,051		$8,051

(1)	Includes $953 in PIK interest from investments.

(2)	Includes $719 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $284 and management fee waivers of $1,319.

(5)	For the three months ended March 31, 2016, the Company incurred total incentive fees of $5,385, of which $0 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The following Consolidated Statement of Operations for the three months ended March 31, 2015 is adjusted to reflect this step-up to fair market value.

	Three Months Ended March 31, 2015	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended March 31, 2015
Investment income
Interest income(1)	$33,347	$(33)	$33,314
Dividend income(2)	1,307	—	1,307
Other income	1,882	—	1,882
Total investment income(3)	36,536	(33)	36,503
Total net expenses pre-incentive fee(4)	12,115	—	12,115
Pre-Incentive Fee Net Investment Income	24,421	(33)	24,388
Incentive fee(5)	5,359	—	5,359
Post-Incentive Fee Net Investment Income	19,062	(33)	19,029
Net realized losses on investments(6)	(133)	—	(133)
Net change in unrealized appreciation (depreciation) of investments(6)	4,486	33	4,519
Provision for taxes	(501)	—	(501)
Net increase in net assets resulting from operations	$22,914		$22,914

(1)	Includes $654 in PIK interest from investments.

(2)	Includes $548 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $400 and management fee waivers of $1,382.

(5)	For the three months ended March 31, 2015, the Company incurred total incentive fees of $5,359, of which $481 related to capital gains incentive fees on a hypothetical liquidation basis.

(6)	Includes net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.
The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2016 and March 31, 2015, approximately $568 and $400, respectively, of indirect administrative expenses were included in administrative expenses of which $284 and $400, respectively, of indirect administrative expenses were waived by the Administrator. As of March 31, 2016 and December 31, 2015, approximately $658 and $374, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.
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

Effective January 1, 2016, the Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Previously, the Holdings Credit Facility bore interest at a rate of the LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.75% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest expense	$2,643	$2,893
Non-usage fee	$125	$56
Amortization of financing costs	$402	$397
Weighted average interest rate	2.6%	2.6%
Effective interest rate	3.2%	3.0%
Average debt outstanding	$394,710	$449,498
As of March 31, 2016 and December 31, 2015, the outstanding balance on the Holdings Credit Facility was $397,513 and $419,313, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility and was set to mature on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility was $215,000. The SLF Credit Facility was non-recourse to the Company and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility were capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants were generally not tied to mark to market fluctuations in the prices of NMF SLF’s investments, but rather to the performance of the underlying portfolio companies. NMF SLF was not restricted from the purchase or sale of loans with an affiliate. Therefore, specified loans could be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility. The SLF Credit Facility merged with the Holdings Credit Facility on December 18, 2014.
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
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended, dated June 4, 2014 (together with the related guarantee and security agreement, the “NMFC Credit Facility”), among the Company as the Borrower, Goldman Sachs Bank USA as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of March 31, 2016, the maximum amount of revolving borrowings available under the NMFC Credit Facility is $110,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest expense	$686	$212
Non-usage fee	$3	$46
Amortization of financing costs	$89	$61
Weighted average interest rate	2.9%	2.7%
Effective interest rate	3.4%	4.1%
Average debt outstanding	$92,830	$31,710
As of March 31, 2016 and December 31, 2015, the outstanding balance on the NMFC Credit Facility was $96,500 and $90,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of March 31, 2016.

March 31, 2016
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at March 31, 2016	11.7%
Conversion rate at March 31, 2016(1)(2)	63.2794
Conversion price at March 31, 2016(2)(3)	$15.80
Last conversion price calculation date	June 3, 2015

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest expense	$1,438	$1,438
Amortization of financing costs	$185	$183
Effective interest rate	5.7%	5.7%
As of March 31, 2016 and December 31, 2015, the outstanding balance on the Convertible Notes was $115,000 and $115,000, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.

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
As of March 31, 2016 and December 31, 2015, SBIC LP had regulatory capital of approximately $72,402 and $72,402, respectively, and SBA-guaranteed debentures outstanding of $117,745 and $117,745, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2016.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
Total SBA-guaranteed debentures		$117,745
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest expense	$883	$100
Amortization of financing costs	$98	$31
Weighted average interest rate	3.0%	1.1%
Effective interest rate	3.4%	1.4%
Average debt outstanding	$117,745	$37,500
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2016 and December 31, 2015, SBIC LP was in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2016, the Company had unfunded commitments on revolving credit facilities of $15,212, no outstanding bridge financing commitments and other future funding commitments of $6,795. As of December 31, 2015, the Company had unfunded commitments on revolving credit facilities of $17,576, no outstanding bridge financing commitments and other future funding commitments of $8,678. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s respective Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of March 31, 2016 and December 31, 2015. See Note 7, Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2016 and December 31, 2015, the Company had commitment letters to purchase debt investments in an aggregate par amount of $25,000 and $0, respectively, which could require funding in the future.
On March 9, 2016, the Company and SkyKnight Income, LLC ("SkyKnight") entered into a limited liability company agreement to establish a joint venture, NMFC Senior Loan Program II LLC ("SLP II"). The Company and SkyKnight have committed to provide $79,400 and $20,600 of equity, respectively, with a closing date of April 12, 2016. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. All investment decisions must be unanimously approved by the investment committee of SLP II, which has equal representation from the Company and SkyKnight. As of March 31, 2016, no capital contributions had been made. SLP II obtained financing and began to invest during the second quarter of 2016.
As of March 31, 2016 and December 31, 2015, the Company had unfunded commitments related to an equity investment in SLP II of $79,400 and $0, respectively.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Treasury Stock	Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized (Depreciation)	Total
	Shares	Par Amount	at Cost	Excess of Par	Income	Gains (Losses)	Appreciation	Net Assets
Balance at December 31, 2015	64,005,387	$640	$—	$899,713	$4,164	$1,342	$(68,951)	$836,908
Issuances of common stock	—	—	—	—	—	—	—	—
Repurchases of common stock	(124,950)	—	(1,433)	—	—	—	—	(1,433)
Deferred offering costs	—	—	—	38	—	—	—	38
Dividends declared	—	—	—	—	(21,719)	—	—	(21,719)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	21,567	176	(13,692)	8,051
Balance at March 31, 2016	63,880,437	$640	$(1,433)	$899,751	$4,012	$1,518	$(82,643)	$821,845
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Earnings per share—basic
Numerator for basic earnings per share:	$8,051	$22,914
Denominator for basic weighted average share:	63,934,151	57,998,754
Basic earnings per share:	$0.13	$0.40
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$8,051	$22,914
Adjustment for interest on Convertible Notes and incentive fees, net	1,150	1,150
Numerator for diluted earnings per share:	$9,201	$24,064
Denominator for basic weighted average share	63,934,151	57,998,754
Adjustment for dilutive effect of Convertible Notes	7,277,131	7,219,083
Denominator for diluted weighted average share	71,211,282	65,217,837
Diluted earnings per share	$0.13	$0.37

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Per share data(1):
Net asset value, January 1, 2016 and January 1, 2015, respectively	$13.08	$13.83
Net investment income	0.34	0.33
Net realized and unrealized (losses) gains	(0.21)	0.07
Total net increase	0.13	0.40
Dividends declared to stockholders from net investment income	(0.34)	(0.34)
Net asset value, March 31, 2016 and March 31, 2015, respectively	$12.87	$13.89
Per share market value, March 31, 2016 and March 31, 2015, respectively	$12.64	$14.60
Total return based on market value(2)	(0.31)%	—%
Total return based on net asset value(3)	0.99%	2.86%
Shares outstanding at end of period	63,880,437	58,075,605
Average weighted shares outstanding for the period	63,934,151	57,998,754
Average net assets for the period	$822,010	$806,451
Ratio to average net assets:
Net investment income	10.55%	9.59%
Total expenses, before waivers/reimbursements	10.28%	9.68%
Total expenses, net of waivers/reimbursements	9.50%	8.79%
Average debt outstanding—Holdings Credit Facility	$394,710	$449,498
Average debt outstanding—SBA-guaranteed debentures	117,745	37,500
Average debt outstanding—Convertible Notes	115,000	115,000
Average debt outstanding—NMFC Credit Facility	92,830	31,710
Asset coverage ratio(4)	234.95%	228.75%
Portfolio turnover	1.85%	4.79%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).

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

(4)	On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation Topic 810—Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the consolidation analysis in determining if limited partnerships or similar type entities fall under the variable interest model or voting interest model, particularly those that have fee arrangements and related party relationships. ASU 2015-02 will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. On January 1, 2016, the Company adopted ASU 2015-02. The adoption did not have an impact on the Company's consolidated financial statements and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. On January 1, 2016, the Company adopted ASU 2015-03. Upon adoption, the Company revised its presentation of deferred financing costs from an asset to a liability, which is a direct deduction to its debt on the Consolidated Statements of Assets and Liabilities. In addition, the Company retrospectively revised its presentation of $13,992 of deferred financing costs that were previously presented as an asset as of December 31, 2015, which resulted in a decrease to total assets and total liabilities as of December 31, 2015.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall Subtopic 825-10—Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial assets and liabilities. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2016-01. The Company is in the process of evaluating the impact that this guidance will have on the Company’s consolidated financial statements and disclosures.
Note 14. Subsequent Events
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum.
On May 3, 2016, the Company’s board of directors declared a second quarter 2016 distribution of $0.34 per share payable on June 30, 2016 to holders of record as of June 16, 2016.

On May 4, 2016, the Company entered into a Commitment Increase Agreement (the “Commitment Agreement”) related to the Company’s NMFC Credit Facility.  The Commitment Agreement increases the total commitments under the NMFC Credit Facility from $110,000 to $122,500 from existing lenders in accordance with the accordion feature of the NMFC Credit Facility.

On May 4, 2016, the Company entered into a Note Purchase Agreement governing the issuance of $50,000 in aggregate principal amount of five-year senior unsecured notes (the “Notes”) to an institutional investor in a private placement.  The issuance of the Notes is expected to occur on May 6, 2016.  The Notes will rank pari-passu with the Company’s other unsecured indebtedness, including the Company’s Convertible Notes. The Notes have a fixed interest rate of 5.313% and are due on May 15, 2021. Interest on the Notes will be due semiannually. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Notes or the Company cease to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company also has the option to offer to prepay the Notes at par, in which case the holders of the Notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser. The Note Purchase Agreement for the Notes also contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under the Internal Revenue Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
New Mountain Finance Corporation
New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries, including the consolidated schedule of investments, as of March 31, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the three month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the management of New Mountain Finance Corporation.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries as of December 31, 2015, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

May 4, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Finance Corporation, including its wholly-owned direct and indirect subsidiaries (collectively, "we", "us", "our", "NMFC" or the "Company").

The following analysis of our financial condition and results of operations should be read in conjunction with our financial data and our financial statements and the notes thereto contained elsewhere in this report.
Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including interest and inflation rates, and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•	actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital L.L.C. ("New Mountain Capital", defined as New Mountain Capital Group, L.L.C. and its affiliates); and

•	the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2015.
Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2015.

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

On May 19, 2011, we priced our initial public offering (the "IPO") of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, we sold an additional 2,172,000 shares of our common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities (as defined below). In connection with our IPO and through a series of transactions, New Mountain Finance Holdings, L.L.C. ("NMF Holdings" or the "Predecessor Operating Company") acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

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

Prior to December 18, 2014, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF") was a Delaware limited liability company. NMF SLF was a wholly-owned subsidiary of NMF Holdings and thus our wholly-owned indirect subsidiary. NMF SLF was bankruptcy-remote and non-recourse to us. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014. See "—Borrowings" for additional information on our credit facilities.

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

(1)	Includes amounts committed, not all of which have been drawn down and invested to date, as of March 31, 2016.

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

Since our IPO, and through March 31, 2016, we raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares of common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from NMF Holdings units of NMF Holdings equal to the number of shares of our common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, we owned 100.0% of the units of NMF Holdings, which became our wholly-owned subsidiary.
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

At the joint annual meeting of the stockholders of NMFC and the sole unit holder of NMF Holdings held on May 6, 2014, the stockholders of NMFC and the sole unit holder of NMF Holdings approved a proposal which authorized the board of directors of NMF Holdings to withdraw NMF Holdings' election to be regulated as a BDC. Additionally, the stockholders of NMFC approved a new investment advisory and management agreement between NMFC and the Investment Adviser. Upon receipt of the necessary stockholder/unit holder approval to authorize the board of directors of NMF Holdings to withdraw NMF Holdings' election to be regulated as a BDC, the withdrawal was filed and became effective upon receipt by the SEC of NMF Holdings' notification of withdrawal on Form N-54C on May 8, 2014.

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
Current Organization
Our wholly-owned subsidiaries, NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”), and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC LP received a license from the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).

The diagram below depicts our organizational structure as of March 31, 2016.

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.

Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC LP's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC LP's investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2016, our top five industry concentrations were business services, software, education, distribution & logistics and federal services.
As of March 31, 2016, our net asset value was $821.8 million and our portfolio had a fair value of approximately $1,490.2 million in 73 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.4%. This Yield to Maturity at Cost ("Yield to Maturity at Cost") calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date). This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On April 12, 2016, NMFC Senior Loan Program II LLC ("SLP II") closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum.

On May 3, 2016, our board of directors declared a second quarter 2016 distribution of $0.34 per share payable on June 30, 2016 to holders of record as of June 16, 2016.

On May 4, 2016, we entered into a Commitment Increase Agreement (the “Commitment Agreement”) related to the Company’s existing senior secured revolving credit facility maturing on June 4, 2019 provided by Goldman Sachs Bank USA as the Administrative Agent and Issuing Bank and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust as Lenders (the “NMFC Credit Facility”).  The Commitment Agreement increases the total commitments under the NMFC Credit Facility from $110.0 million to $122.5 million from existing lenders in accordance with the accordion feature of the NMFC Credit Facility.

On May 4, 2016, we entered into a Note Purchase Agreement governing the issuance of $50.0 million in aggregate principal amount of five-year senior unsecured notes (the “Notes”) to an institutional investor in a private placement.  The issuance of the Notes is expected to occur on May 6, 2016.  The Notes will rank pari-passu with our other unsecured indebtedness, including our convertible notes issued on June 3, 2014. The Notes have a fixed interest rate of 5.313% and are due on May 15, 2021. Interest on the Notes will be due semiannually. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we also have the option to offer to prepay the Notes at par, in which case the holders of the Notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser. The Note Purchase Agreement for the Notes also contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Internal Revenue Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under our other indebtedness or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.
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

Basis of Accounting

We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora, NMF QID and NMF YP. Previously, we consolidated our wholly-owned indirect subsidiary NMF SLF until it merged with and into NMF Holdings on December 18, 2014. See"—Borrowings" for additional information on our credit facilities. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2016:

(in thousands)	Total	Level I	Level II	Level III
First lien	$671,710	$—	$328,255	$343,455
Second lien	614,957	—	382,364	232,593
Subordinated	79,270	—	38,526	40,744
Equity and other	124,266	375	18	123,873
Total investments	$1,490,203	$375	$749,163	$740,665

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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2016, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2016, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2016 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2016	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$297,695	Market & income approach	EBITDA multiple	4.5x		16.0x		9.6x
			Discount rate	6.4%		15.0%		10.6%
	30,635	Market quote	Broker quote	N/A		N/A		N/A
	15,125	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Second lien	126,014	Market & income approach	EBITDA multiple	6.5x		16.5		11.7x
			Discount rate	10.1%		12.8%		11.8%
	67,579	Market quote	Broker quote	N/A		N/A		N/A
	39,000	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Subordinated	40,744	Market & income approach	EBITDA multiple	4.5x		8.5x		7.4x
			Discount rate	10.1%		18.3%		17.0%
Equity and other	121,289	Market & income approach	EBITDA multiple	2.5x		12.0x		6.6
			Discount rate	8.0%		21.3%		15.1%
	1,426	Black Scholes analysis	Expected life in years	9.6		10.0		9.8
			Volatility	29.0%		29.5%		29.2%
			Discount rate	1.9%		1.9%		1.9%
	1,158	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
	$740,665

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC

NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "Agreement") and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the Agreement. The term may be extended for up to one year pursuant to certain terms of the Agreement. SLP I has a three year re-investment period. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93.0 million of capital commitments, $275.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of March 31, 2016, SLP I had total investments with an aggregate fair value of approximately $344.1 million, debt outstanding of $265.0 million and capital that had been called and funded of $93.0 million. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349.7 million, debt outstanding of $267.6 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedules of Investments as of March 31, 2016 and December 31, 2015.

We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2016 and March 31, 2015, we earned approximately $0.3 million and $0.3 million, respectively, in management fees related to SLP I which is included in other income. As of March 31, 2016 and December 31, 2015, approximately $0.6 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2016 and March 31, 2015, we earned approximately $0.9 million and $0.9 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2016 and December 31, 2015, approximately $1.0 million and $0.9 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
Collateralized agreements or repurchase financings

We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2016 and December 31, 2015, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $29.7 million and $29.7 million, respectively, collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $29.7 million and $29.7 million, respectively, and guaranteed by a private hedge fund with approximately $690.0 million and $716.6 million, respectively, of assets under management. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from us at the par value of the collateralized agreement once called upon by us or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement earned interest at a weighted average rate of 16.0% and 15.0% per annum as of March 31, 2016 and December 31, 2015, respectively.
Revenue Recognition

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2016:

(in millions)	As of March 31, 2016
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$234.0	15.6%	$282.9	19.0%
Investment Rating 2	1,162.7	77.4%	1,155.2	77.5%
Investment Rating 3	103.2	6.9%	51.7	3.5%
Investment Rating 4	1.8	0.1%	0.4	—
	$1,501.7	100.0%	$1,490.2	100.0%

(1)	Excludes shares and warrants.
As of March 31, 2016, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of six portfolio companies; five portfolio companies with an Investment Rating of 3 and one portfolio company with an Investment Rating of 4.

During the first quarter of 2015, we placed a portion of our second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, our investment in Edmentum had an aggregate cost basis of $30.8 million, an aggregate fair value of $15.6 million and total unearned interest income of $0.4 million for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in Edmentum. Prior to the extinguishment in June 2015, our original investment in Edmentum had an aggregate cost of $31.6 million, an aggregate fair value of $16.4 million and total unearned interest income of $0.8 million for the six months ended June 30, 2015. The extinguishment resulted in a realized loss of $15.2 million.  Post restructuring, our investments in Edmentum have been restored to full accrual status.  As of March 31, 2016, our investments in Edmentum have an aggregate cost basis of $23.1 million and an aggregate fair value of $25.5 million.

During the first quarter of 2015, our first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, our investment in EDMC had an aggregate cost basis of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the three months then ended. In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in EDMC. Prior to the extinguishment in January 2015, our original investment in EDMC had an aggregate cost of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1.6 million. Post restructuring, our investments in EDMC are income producing.  As of March 31, 2016, our investments in EDMC have an aggregate cost basis of $1.4 million and an aggregate fair value of $0.6 million.

During the third quarter of 2014, we placed a portion of our first lien position in UniTek Global Services, Inc. ("UniTek") on non-accrual status in anticipation of a voluntary petition for a "Pre-Packaged" Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of December 31, 2014, our investment in UniTek had an aggregate cost basis of $47.4 million, an aggregate fair value of $35.2 million and total unearned interest income of $1.0 million for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring. The restructuring resulted in a material modification of the original terms and an extinguishment of our original investments in UniTek. Prior to the extinguishment in January 2015, our original investments in UniTek had an aggregate cost of $52.9 million, an aggregate fair value of $40.1 million and total unearned interest income of $0.1 million for the period then ended. The extinguishment resulted in a realized loss of $12.8 million. Post restructuring, our investments in UniTek have been restored to full accrual status.  As of March 31, 2016, our investments in UniTek have an aggregate cost basis of $42.1 million and an aggregate fair value of $49.4 million.
As of March 31, 2016, our two super priority first lien positions in ATI Acquisition Company and its related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of March 31, 2016, our two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of March 31, 2016, our investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and no unearned interest income for the three months then ended. For the three months ended March 31, 2015, total unearned interest income was $0.1 million. As of December 31, 2015, our investment had an aggregate cost basis of $1.6 million and an aggregate fair value of $0.4 million. As of March 31, 2016 and December 31, 2015, unrealized gains (losses) include a fee that we would recognize upon realization of the two super priority first lien debt investments.
Portfolio and Investment Activity
The fair value of our investments was approximately $1,490.2 million in 73 portfolio companies at March 31, 2016 and approximately $1,512.2 million in 75 portfolio companies at December 31, 2015.
The following table shows our portfolio and investment activity for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended
(in millions)	March 31, 2016	March 31, 2015
New investments in 7 and 7 portfolio companies, respectively	$27.6	$67.2
Debt repayments in existing portfolio companies	24.4	50.0
Sales of securities in 1 and 10 portfolio companies, respectively	15.8	43.3
Change in unrealized appreciation on 37 and 42 portfolio companies, respectively	19.6	33.7
Change in unrealized depreciation on 38 and 31 portfolio companies, respectively	(34.0)	(29.2)

At March 31, 2016 and March 31, 2015, our weighted average Yield to Maturity at Cost was approximately 10.4% and 10.6%, respectively.
Recent Accounting Standards Updates

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
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation Topic 810—Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the consolidation analysis in determining if limited partnerships or similar type entities fall under the variable interest model or voting interest model, particularly those that have fee arrangements and related party relationships. ASU 2015-02 will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. On January 1, 2016, we adopted ASU 2015-02. The adoption did not have an impact on our consolidated financial statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard will be effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. On January 1, 2016, we adopted ASU 2015-03. Upon adoption, we revised our presentation of deferred financing costs from an asset to a liability, which is a direct deduction to our debt on the Consolidated Statements of Assets and Liabilities. In addition, we retrospectively revised our presentation of $14.0 million of deferred financing costs that were previously presented as an asset as of December 31, 2015, which resulted in a decrease to total assets and total liabilities as of December 31, 2015.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall Subtopic 825-10—Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial assets and liabilities. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2016-01. We are in the process of evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.
Results of Operations

Under GAAP, our IPO did not step-up the cost basis of the Predecessor Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold, repaid or mature in the future. We track the transferred (or fair market) value of each of the Predecessor Operating Company's investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts income as if each investment was purchased at the date of the IPO (or stepped up to fair market value). The respective "Adjusted Net Investment Income" (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) is used in calculating both the incentive fee and dividend payments. See Item 1.—Financial Statements—Note 5. Agreements for additional details.

The following table for the three months ended March 31, 2016 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three Months Ended March 31, 2016	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Three Months Ended March 31, 2016
Investment income
Interest income	$37,790	$(29)	$—	$37,761
Dividend income	1,639	—	—	1,639
Other income	1,547	—	—	1,547
Total investment income(2)	40,976	(29)	—	40,947
Total expenses pre-incentive fee(3)	14,024	—	—	14,024
Pre-Incentive Fee Net Investment Income	26,952	(29)	—	26,923
Incentive fee	5,385	—	—	5,385
Post-Incentive Fee Net Investment Income	21,567	(29)	—	21,538
Net realized gains (losses) on investments(4)	176	(38)	—	138
Net change in unrealized (depreciation) appreciation of investments(4)	(14,386)	67	—	(14,319)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(30)	—	—	(30)
Benefit for taxes	724	—	—	724
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$8,051			$8,051

(1)	For the three months ended March 31, 2016, we incurred total incentive fees of $5.4 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.3 million and management fee waivers of $1.3 million.

(4)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the three months ended March 31, 2016, we had a less than $0.1 million adjustment to interest income for amortization, a decrease of less than $0.1 million to net realized losses and an increase of approximately $0.1 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended March 31, 2016, total adjusted investment income of $40.9 million consisted of approximately $35.9 million in cash interest from investments, approximately $1.0 million in PIK interest from investments, approximately $0.2 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $0.7 million, approximately $0.9 million in cash dividends from investments, $0.7 million in PIK dividends from investments and approximately $1.5 million in other income. Our Adjusted Net Investment Income was $21.5 million for the three months ended March 31, 2016.
In accordance with GAAP, for the three months ended March 31, 2016, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of March 31, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015
Revenue

	Three Months Ended		Percentage
(in thousands)	March 31, 2016	March 31, 2015	Change
Interest income	$37,790	$33,347	13%
Dividend income	1,639	1,307	25%
Other income	1,547	1,882	(18)%
Total investment income	$40,976	$36,536	12%
Our total investment income increased by approximately $4.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The 12% increase in total investment income primarily results from an increase in interest income of approximately $4.4 million from the three months ended March 31, 2015 to the three months ended March 31, 2016 which is attributable to larger invested balances, driven by the proceeds from the September 2015 primary offering of our common stock, our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments, and prepayment fees received associated with the early repayment of one portfolio company held as of December 31, 2015. The increase in dividend income during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily attributable to distributions from our investment in SLP I and PIK dividend income from an equity position. Other income during the three months ended March 31, 2016, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment and commitment fees received from six different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Three Months Ended		Percentage
(in thousands)	March 31, 2016	March 31, 2015	Change
Management fee	$6,836	$6,468
Less: management fee waiver	(1,319)	(1,382)
Total management fee	5,517	5,086	8%
Incentive fee	5,385	4,878	10%
Capital gains incentive fee(1)	—	481	NM	*
Interest and other financing expenses	6,602	5,477	21%
Professional fees	877	739	19%
Administrative expenses	839	635	32%
Other general and administrative expenses	432	429	1%
Total expenses	19,652	17,725	11%
Less: expenses waived and reimbursed	(284)	(400)	(29)%
Net expenses before income taxes	19,368	17,325	12%
Income tax expense	41	149	(72)%
Net expenses after income taxes	$19,409	$17,474	11%

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
*    Not meaningful.
Our total net operating expenses increased by approximately $1.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Our management fee increased by approximately $0.4 million, net of a management fee waiver, and incentive fees increased by approximately $0.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in management fee and incentive fee from the three months ended March 31, 2015 to the three months ended March 31, 2016 was attributable to larger invested balances, driven by the proceeds from the September 2015 primary offering of our common stock and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. Our capital gains incentive fee accrual decreased by approximately $0.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period due to lower marks on the broader portfolio. As of March 31,

2016, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
Interest and other financing expenses increased by approximately $1.1 million during the three months ended March 31, 2016, primarily due to higher drawn balances on the NMFC Credit Facility (as defined below) and SBA-guaranteed debentures. Our total professional fees, total administrative expenses and total other general and administrative expenses increased $0.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Our expenses waived and reimbursed decreased by approximately $0.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended		Percentage
(in thousands)	March 31, 2016	March 31, 2015	Change
Net realized gains (losses) on investments	$176	$(133)	NM	*
Net change in unrealized (depreciation) appreciation of investments	(14,386)	4,486	NM	*
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(30)	—	NM	*
Benefit (provision) for taxes	724	(501)	NM	*
Net realized and unrealized losses (gains)	$(13,516)	$3,852	NM	*

*	Not meaningful.
Our net realized gains and unrealized losses resulted in a net loss of approximately $13.5 million for the three months ended March 31, 2016 compared to net realized losses and unrealized gains resulting in a net gain of approximately $3.9 million for the same period in 2015. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the three months ended March 31, 2016 was primarily driven by the overall decrease in the market prices of our investments during the period. The benefit for income taxes was attributable to three equity investments that are held as of March 31, 2016 in three of our corporate subsidiaries.
The net gain for the three months ended March 31, 2015 was primarily driven by the overall increase in the market prices of our investments during the period and the sale of two portfolio companies, which resulted in realized gains of approximately $14.2 million.  These gains were offset by $14.4 million of realized losses on investments resulting from the modification of terms on two portfolio companies that were accounted for as extinguishments.
Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2016, we raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of our common stock sold in the additional offerings.
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
At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $32.7 million and $30.1 million, respectively. Our cash provided by operating activities during the three months ended March 31, 2016 and March 31, 2015 was approximately $41.1 million and $24.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

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

Effective January 1, 2016, the Holdings Credit Facility bears interest at a rate of the LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Previously, the Holdings Credit Facility bore interest at a rate of the LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.75% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
(in millions)	March 31, 2016	March 31, 2015
Interest expense	$2.6	$2.9
Non-usage fee	$0.1	$0.1
Amortization of financing costs	$0.4	$0.4
Weighted average interest rate	2.6%	2.6%
Effective interest rate	3.2%	3.0%
Average debt outstanding	$394.7	$449.5
As of March 31, 2016 and December 31, 2015, the outstanding balance on the Holdings Credit Facility was $397.5 million and $419.3 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.

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

NMF SLF's Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility and was set to mature on October 27, 2016. The maximum amount of revolving borrowings available under the SLF Credit Facility was $215.0 million. The SLF Credit Facility was non-recourse to us and secured by all assets of NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility were capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the SLF Credit Facility. The SLF Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants were generally not tied to mark to market fluctuations in the prices of the NMF SLF's investments, but rather to the performance of the underlying portfolio companies. NMF SLF was not restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans could be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility. The SLF Credit Facility merged with the Holdings Credit Facility on December 18, 2014.

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

As of March 31, 2016, the maximum amount of revolving borrowings available under the NMFC Credit Facility is $110.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
(in millions)	March 31, 2016		March 31, 2015
Interest expense	$0.7		$0.2
Non-usage fee	$—	(1)	$—	(1)
Amortization of financing costs	$0.1		$0.1
Weighted average interest rate	2.9%		2.7%
Effective interest rate	3.4%		4.1%
Average debt outstanding	$92.8		$31.7

(1)	For the three months ended March 31, 2016 and March 31, 2015, the total non-usage fee was less than $50 thousand.
As of March 31, 2016 and December 31, 2015, the outstanding balance on the NMFC Credit Facility was $96.5 million and $90.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of March 31, 2016.

March 31, 2016
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at March 31, 2016	11.7%
Conversion rate at March 31, 2016(1)(2)	63.2794
Conversion price at March 31, 2016(2)(3)	$15.80
Last conversion price calculation date	June 3, 2015

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
(in millions)	March 31, 2016	March 31, 2015
Interest expense	$1.4	$1.4
Amortization of financing costs	$0.2	$0.2
Effective interest rate	5.7%	5.7%
As of March 31, 2016 and December 31, 2015, the outstanding balance on the Convertible Notes was $115.0 million and $115.0 million, respectively, and NMFC was in compliance with the terms of the Indenture.
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
As of March 31, 2016 and December 31, 2015, SBIC LP had regulatory capital of $72.4 million and $72.4 million, respectively, and SBA-guaranteed debentures outstanding of $117.7 million and $117.7 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our fixed-rate SBA-guaranteed debentures as of March 31, 2016.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
Total SBA-guaranteed debentures		$117.7

Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
(in millions)	March 31, 2016	March 31, 2015
Interest expense	$0.9	$0.1
Amortization of financing costs	$0.1	$—	(1)
Weighted average interest rate	3.0%	1.1%
Effective interest rate	3.4%	1.4%
Average debt outstanding	$117.7	$37.5

(1)	For the three months ended March 31, 2015, the total amortization of financing costs was less than $50 thousand.

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2016 and December 31, 2015, SBIC LP was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2016 and December 31, 2015, we had outstanding commitments to third parties to fund investments totaling $22.0 million and $26.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2016 and December 31, 2015, we had commitment letters to purchase debt investments in an aggregate par amount of $25.0 million and $0, respectively. As of March 31, 2016 and December 31, 2015, we had not entered into any bridge financing commitments which could require funding in the future.
On March 9, 2016, NMFC and SkyKnight Income, LLC ("SkyKnight") entered into a limited liability company agreement to establish a joint venture, SLP II. NMFC and SkyKnight have committed to provide $79,400 and $20,600 of equity, respectively, with a closing date of April 12, 2016. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. All investment decisions must be unanimously approved by the investment committee of SLP II, which has equal representation from us and SkyKnight. As of March 31, 2016, no capital contributions had been made. SLP II obtained financing and began to invest during the second quarter of 2016.
As of March 31, 2016 and December 31, 2015, we had unfunded commitments related to our equity investment in SLP II of $79,400 and $0, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2016 is as follows:

	Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$397.5	$—	$—	$397.5	$—
SBA-guaranteed debentures(2)	117.7	—	—	—	117.7
Convertible Notes(3)	115.0	—	—	115.0	—
NMFC Credit Facility(4)	96.5	—	—	96.5	—
Total Contractual Obligations	$726.7	$—	$—	$609.0	$117.7

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($397.5 million as of March 31, 2016) must be repaid on or before December 18, 2019. As of March 31, 2016, there was approximately $97.5 million of possible capacity remaining under the Holdings Credit Facility.

(2)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(3)	The $115.0 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(4)
Under the terms of the $110.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($96.5 million as of March 31, 2016) must be repaid on or before June 4, 2019. As of March 31, 2016, there was approximately $13.5 million of possible capacity remaining under the NMFC Credit Facility.

We have certain contracts under which we have material future commitments. We have $22.0 million of undrawn funding commitments as of March 31, 2016 related to our participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of our portfolio companies. As of March 31, 2016, we had no bridge financing commitments and commitment letters to purchase debt investments in an aggregate par amount of $25.0 million, which could require funding in the future.
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
Distributions and Dividends

Distributions declared and paid to stockholders for the three months ended March 31, 2016 totaled $21.7 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the three months ended March 31, 2016 and the years ended December 31, 2015 and December 31, 2014:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2016
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	$0.34
				$0.34
December 31, 2015
Fourth Quarter	November 3, 2015	December 16, 2015	December 30, 2015	$0.34
Third Quarter	August 4, 2015	September 16, 2015	September 30, 2015	0.34
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
				$1.36
December 31, 2014
Fourth Quarter	November 4, 2014	December 16, 2014	December 30, 2014	$0.34
Third Quarter	August 5, 2014	September 16, 2014	September 30, 2014	0.34
Third Quarter	July 30, 2014	August 20, 2014	September 3, 2014	0.12	(1)
Second Quarter	May 6, 2014	June 16, 2014	June 30, 2014	0.34
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	0.34
				$1.48

(1)	Special dividend related to estimated realized capital gains attributable to the Predecessor Operating Company's warrant investments in Learning Care Group (US), Inc.

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

We maintain an "opt out" dividend reinvestment plan on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. See Item 1— Financial Statements—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
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

•
We have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2016 approximately $0.6 million of indirect administrative expenses were included in administrative expenses, of which $0.3 million of indirect administrative expenses were waived by the Administrator. As of March 31, 2016, approximately $0.7 million of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.

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
We are subject to certain financial market risks, such as interest rate fluctuations. During the three months ended March 31, 2016, certain of the loans held in our portfolio have floating interest rates. As of March 31, 2016, approximately 86.4% of investments at fair value (excluding investments on non-accrual, revolvers, delayed draws and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 13.6% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2016. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and convertible notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2016. Interest expense on our floating rate credit facilities are calculated using the interest rate as of March 31, 2016, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2016. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2016, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	1.01%	(1)
Base Interest Rate	—%
+100 Basis Points	1.18%
+200 Basis Points	7.71%
+300 Basis Points	14.56%

(1)	Limited to the lesser of the March 31, 2016 LIBOR rates or a decrease of 25 basis points.
We were not exposed to any foreign currency exchange risks as of March 31, 2016.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings

We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of securities during the quarter ended March 31, 2016.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended March 31, 2016, as a part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 22,138 shares of our common stock for $0.3 million in the open market in order to satisfy the reinvestment portion of our dividends. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	22,138	$12.85	—	$—
February 2016	—	—	—	—
March 2016	—	—	—	—
Total	22,138	$12.85	—	$—
Stock Repurchase Program

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

The following table outlines repurchases of our common stock under our stock repurchase program during the quarter ended March 31, 2016.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share(1)	or Programs	the Plans or Programs
January 2016	—	$—	—	$—
February 2016	124,950	11.47	124,950	48,567
March 2016	—	—	—	—
Total	124,950	$11.47	124,950

(1)	Amount includes commissions paid.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

On May 4, 2016, we entered into a Commitment Increase Agreement (the “Commitment Agreement”) related to the Company’s existing senior secured revolving credit facility maturing on June 4, 2019 provided by Goldman Sachs Bank USA as the Administrative Agent and Issuing Bank and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust as Lenders (the “NMFC Credit Facility”).  The Commitment Agreement increases the total commitments under the NMFC Credit Facility from $110.0 million to $122.5 million from existing lenders in accordance with the accordion feature of the NMFC Credit Facility.

On May 4, 2016, we entered into a Note Purchase Agreement governing the issuance of $50.0 million in aggregate principal amount of five-year senior unsecured notes (the “Notes”) to an institutional investor in a private placement.  The issuance of the Notes is expected to occur on May 6, 2016.  The Notes will rank pari-passu with our other unsecured indebtedness, including our convertible notes issued on June 3, 2014. The Notes have a fixed interest rate of 5.313% and are due on May 15, 2021. Interest on the Notes will be due semiannually. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we also have the option to offer to prepay the Notes at par, in which case the holders of the Notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the Notes at par if New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”), or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser. The Note Purchase Agreement for the Notes also contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company under the Investment Company Act of 1940 and a regulated investment company under the Internal Revenue Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under our other indebtedness or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

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

10.6
Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(10)

10.7
Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Issuing Bank(12)

10.8
Commitment Increase Agreement, dated March 23, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Issuing Bank(13)

10.9
Commitment Increase Agreement, dated May 4, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Issuing Bank

10.10	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)

10.11	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.12	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)

10.13	Second Amended and Restated Administration Agreement(11)

10.14	Form of Trademark License Agreement(1)

Exhibit Number	Description
10.15	Amendment No. 1 to Trademark License Agreement(4)

10.16	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.17	Dividend Reinvestment Plan(2)

10.18	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016

10.19	Form of Note Purchase Agreement relating to 5.313% Senior Notes due 2021, dated as of May 4, 2016, by and between New Mountain Finance Corporation and the purchaser party thereto

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on December 23, 2014.

(10)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on January 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 5, 2015.

(12)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 30, 2015.

(13)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on March 29, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2016.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)