Form 10-Q
period 2016-06-30
New Mountain Finance Corp
filed 2016-08-03
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of August 3, 2016
Common stock, par value $0.01 per share	63,756,888

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,383,739 and $1,438,415, respectively)	$1,321,957	$1,377,515
Non-controlled/affiliated investments (cost of $94,105 and $89,047, respectively)	92,320	87,287
Controlled investments (cost of $69,139 and $41,254, respectively)	83,784	47,422
Total investments at fair value (cost of $1,546,983 and $1,568,716, respectively)	1,498,061	1,512,224
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	29,630	29,704
Cash and cash equivalents	34,467	30,102
Interest and dividend receivable	15,272	13,832
Receivable from unsettled securities sold	3,600	—
Receivable from affiliates	953	360
Other assets	2,618	1,924
Total assets	$1,584,601	$1,588,146
Liabilities
Borrowings
Holdings Credit Facility	$348,013	$419,313
SBA-guaranteed debentures	121,745	117,745
Convertible Notes	115,000	115,000
NMFC Credit Facility	87,000	90,000
Unsecured Notes	50,000	—
Deferred financing costs (net of accumulated amortization of $10,411 and $8,822, respectively)	(13,915)	(13,992)
Net borrowings	707,843	728,066
Payable for unsettled securities purchased	15,832	5,441
Management fee payable	5,577	5,466
Incentive fee payable	5,449	5,622
Interest payable	2,749	2,343
Deferred tax liability	868	1,676
Payable to affiliates	437	564
Other liabilities	2,521	2,060
Total liabilities	741,276	751,238
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 64,005,387 and 64,005,387 shares issued, respectively, and 63,756,888 and 64,005,387 shares outstanding, respectively	640	640
Paid in capital in excess of par	899,751	899,713
Treasury stock at cost, 248,499 and 0 shares held, respectively	(2,948)	—
Accumulated undistributed net investment income	4,146	4,164
Accumulated undistributed net realized gains on investments	2,383	1,342
Net unrealized (depreciation) appreciation (net of provision for taxes of $868 and $1,676, respectively)	(60,647)	(68,951)
Total net assets	$843,325	$836,908
Total liabilities and net assets	$1,584,601	$1,588,146
Number of shares outstanding	63,756,888	64,005,387
Net asset value per share	$13.23	$13.08

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Investment income
From non-controlled/non-affiliated investments:
Interest income	$36,302	$33,767	$72,008	$65,621
Dividend income	92	201	92	102
Other income	997	320	2,219	1,877
From non-controlled/affiliated investments:
Interest income	1,627	1,183	3,209	2,226
Dividend income	887	951	1,807	1,809
Other income	305	308	618	622
From controlled investments:
Interest income	483	520	985	970
Dividend income	742	643	1,461	1,191
Other income	55	12	67	23
Total investment income	41,490	37,905	82,466	74,441
Expenses
Incentive fee	5,449	5,057	10,834	9,935
Capital gains incentive fee	—	9	—	490
Total incentive fees	5,449	5,066	10,834	10,425
Management fee	6,818	6,198	13,654	12,666
Interest and other financing expenses	6,771	5,598	13,373	11,075
Professional fees	861	909	1,738	1,648
Administrative expenses	629	522	1,468	1,157
Other general and administrative expenses	384	453	816	882
Total expenses	20,912	18,746	41,883	37,853
Less: management fee waived (See Note 5)	(1,241)	(1,247)	(2,560)	(2,629)
Less: expenses waived and reimbursed (See Note 5)	(63)	—	(347)	(400)
Net expenses	19,608	17,499	38,976	34,824
Net investment income before income taxes	21,882	20,406	43,490	39,617
Income tax expense	50	153	91	302
Net investment income	21,832	20,253	43,399	39,315
Net realized gains (losses):
Non-controlled/non-affiliated investments	865	(13,338)	1,041	(13,471)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	13,532	11,970	(882)	10,508
Non-controlled/affiliated investments	1,126	1,600	(25)	728
Controlled investments	7,298	(86)	8,477	6,734
Securities purchased under collateralized agreements to resell	(44)	—	(74)	—
Benefit (provision) for taxes	84	(135)	808	(636)
Net realized and unrealized gains (losses)	22,861	11	9,345	3,863
Net increase in net assets resulting from operations	$44,693	$20,264	$52,744	$43,178
Basic earnings per share	$0.70	$0.35	$0.83	$0.74
Weighted average shares of common stock outstanding - basic (See Note 11)	63,839,920	58,076,552	63,887,036	58,037,868
Diluted earnings per share	$0.64	$0.33	$0.77	$0.70
Weighted average shares of common stock outstanding - diluted (See Note 11)	71,117,051	65,313,497	71,164,167	65,265,931
Dividends declared and paid per share	$0.34	$0.34	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$43,399	$39,315
Net realized gains (losses) on investments	1,041	(13,471)
Net change in unrealized appreciation (depreciation) of investments	7,570	17,970
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(74)	—
Benefit (provision) for taxes	808	(636)
Net increase in net assets resulting from operations	52,744	43,178
Capital transactions
Deferred offering costs	38	59
Dividends declared to stockholders from net investment income	(43,417)	(39,465)
Reinvestment of dividends	—	2,384
Repurchase of shares under repurchase program	(2,948)	—
Total net decrease in net assets resulting from capital transactions	(46,327)	(37,022)
Net increase in net assets	6,417	6,156
Net assets at the beginning of the period	836,908	802,170
Net assets at the end of the period	$843,325	$808,326

Capital share activity
Shares issued from reinvestment of dividends	—	163,931
Shares repurchased under repurchase program	(248,499)	—
Net (decrease) increase in shares outstanding	(248,499)	163,931

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$52,744	$43,178
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(1,041)	13,471
Net change in unrealized (appreciation) depreciation of investments	(7,570)	(17,970)
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	74	—
Amortization of purchase discount	(1,617)	(1,176)
Amortization of deferred financing costs	1,589	1,419
Non-cash investment income	(3,356)	(3,209)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(163,888)	(187,045)
Proceeds from sales and paydowns of investments	198,211	315,219
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	43	54
Cash paid for purchase of drawn portion of revolving credit facilities	—	(3,050)
Cash paid on drawn revolvers	(8,851)	(970)
Cash repayments on drawn revolvers	2,232	475
Interest and dividend receivable	(1,440)	288
Receivable from unsettled securities sold	(3,600)	8,912
Receivable from affiliates	(593)	128
Other assets	(423)	(1,162)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	10,391	(26,460)
Management fee payable	111	(193)
Incentive fee payable	(173)	254
Interest payable	406	8
Deferred tax liability	(808)	636
Payable to affiliates	(127)	(362)
Capital gains incentive fee payable	—	490
Other liabilities	257	(658)
Net cash flows provided by operating activities	72,571	142,277
Cash flows from financing activities
Dividends paid	(43,417)	(37,081)
Offering costs paid	(53)	(56)
Proceeds from Holdings Credit Facility	103,300	138,750
Repayment of Holdings Credit Facility	(174,600)	(247,000)
Proceeds from SBA-guaranteed debentures	4,000	17,500
Proceeds from NMFC Credit Facility	71,000	51,300
Repayment of NMFC Credit Facility	(74,000)	(63,300)
Proceeds from Unsecured Notes	50,000	—
Deferred financing costs paid	(1,488)	(1,609)
Repurchase of shares under repurchase program	(2,948)	—
Net cash flows used in financing activities	(68,206)	(141,496)
Net increase in cash and cash equivalents	4,365	781
Cash and cash equivalents at the beginning of the period	30,102	23,445
Cash and cash equivalents at the end of the period	$34,467	$24,226
Supplemental disclosure of cash flow information
Cash interest paid	$10,960	$9,303
Income taxes paid	3	143
Non-cash operating activities:
Non-cash activity on investments	$167	$60,652
Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$—	$2,384
Accrual for offering costs	817	824
Accrual for deferred financing costs	106	127

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (L + 7.00%/M)	9/23/2019	$7,755	$7,725	$7,523	0.89%
Total Funded Debt Investments - Australia				$7,755	$7,725	$7,523	0.89%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (L + 9.25%/Q)	7/30/2020	$24,630	$24,349	$17,240
	Second lien (3)	10.50% (L + 9.25%/Q)	7/30/2020	8,204	8,329	5,743
				32,834	32,678	22,983	2.73%
Total Funded Debt Investments - Luxembourg				$32,834	$32,678	$22,983	2.73%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien (3)	10.13% (L + 9.13%/Q)	2/17/2023	$10,000	$9,337	$9,450	1.12%
Total Funded Debt Investments - Netherlands				$10,000	$9,337	$9,450	1.12%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.50% (L + 9.50%/Q)	1/31/2023	$32,500	$31,774	$30,265	3.59%
Total Funded Debt Investments - United Kingdom				$32,500	$31,774	$30,265	3.59%
Funded Debt Investments - United States
Engility Corporation (fka TASC, Inc.)
Federal Services	First lien (2)	7.00% (L + 6.00%/Q)	5/22/2020	$27,600	$27,325	$27,651
	Second lien (3)	12.00%/M	5/21/2021	12,500	12,104	12,552
	Second lien (3)	12.00%/M	5/21/2021	4,000	3,974	4,017
				44,100	43,403	44,220	5.24%
Deltek, Inc.
Software	Second lien (3)	9.50% (L + 8.50%/Q)	6/26/2023	21,000	20,982	21,276
	Second lien (2)	9.50% (L + 8.50%/Q)	6/26/2023	20,000	19,629	20,263
				41,000	40,611	41,539	4.93%
Hill International, Inc.
Business Services	First lien (2)	7.75% (L + 6.75%/Q)	9/28/2020	41,756	41,315	41,443	4.91%
Navex Global, Inc.
Software	First lien (4)	5.75% (L + 4.75%/Q)	11/19/2021	4,574	4,537	4,545
	First lien (2)	5.75% (L + 4.75%/Q)	11/19/2021	2,589	2,568	2,573
	Second lien (4)	9.75% (L + 8.75%/Q)	11/18/2022	18,187	17,972	17,734
	Second lien (3)	9.75% (L + 8.75%/Q)	11/18/2022	15,313	14,831	14,930
				40,663	39,908	39,782	4.72%
AssuredPartners, Inc.
Business Services	Second lien (2)	10.00% (L + 9.00%/M)	10/20/2023	20,000	19,246	19,762
	Second lien (3)	10.00% (L + 9.00%/M)	10/20/2023	20,200	19,444	19,960
				40,200	38,690	39,722	4.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TIBCO Software Inc.
Software	First lien (2)	6.50% (L + 5.50%/M)	12/4/2020	$29,625	$28,474	$27,181
	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,635	12,000
				44,625	43,109	39,181	4.65%
Kronos Incorporated
Software	Second lien (2)	9.75% (L + 8.50%/Q)	4/30/2020	32,632	32,454	32,931
	Second lien (3)	9.75% (L + 8.50%/Q)	4/30/2020	4,999	4,962	5,044
				37,631	37,416	37,975	4.50%
ProQuest LLC
Business Services	Second lien (3)	10.00% (L + 9.00%/Q)	12/15/2022	35,000	34,337	35,000	4.15%
Ascend Learning, LLC
Education	Second lien (3)	9.50% (L + 8.50%/Q)	11/30/2020	35,227	34,860	33,906	4.02%
CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/M)	12/19/2020	32,408	32,203	32,164	3.81%
Valet Waste Holdings, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/Q)	9/24/2021	29,775	29,442	29,404
	First lien (3)(11) - Drawn	8.00% (L + 7.00%/Q)	9/24/2021	2,250	2,222	2,222
				32,025	31,664	31,626	3.75%
PetVet Care Centers LLC
Consumer Services	Second lien (3)	10.25% (L + 9.25%/Q)	6/17/2021	24,000	23,804	24,329
	Second lien (3)	10.50% (L + 9.50%/Q)	6/17/2021	6,500	6,438	6,630
				30,500	30,242	30,959	3.67%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (L + 8.75%/Q)	2/8/2019	30,875	30,793	30,810	3.65%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.25% (L + 6.25%/Q)	4/20/2021	19,404	19,241	19,598
	First lien (2)	7.25% (L + 6.25%/Q)	4/20/2021	7,832	7,676	7,911
	First lien (4)(11) - Drawn	7.25% (L + 6.25%/Q)	4/20/2021	2,265	2,244	2,288
	First lien (3)(11) - Drawn	7.25% (L + 6.25%/Q)	4/20/2021	675	668	682
				30,176	29,829	30,479	3.61%
CompassLearning, Inc. (15)
Education	First lien (2)	8.00% (L + 6.75%/Q)	11/26/2018	30,000	29,605	29,828	3.54%
Integro Parent Inc.
Business Services	First lien (2)	6.75% (L + 5.75%/Q)	10/31/2022	18,887	18,538	18,604
	First lien (2)	6.75% (L + 5.75%/Q)	10/31/2022	1,019	1,000	1,003
	Second lien (3)	10.25% (L + 9.25%/Q)	10/30/2023	10,000	9,906	9,650
				29,906	29,444	29,257	3.47%
Ryan, LLC
Business Services	First lien (2)	6.75% (L + 5.75%/M)	8/7/2020	26,600	26,263	26,069	3.09%
DigiCert Holdings, Inc.
Software	First lien (2)	6.00% (L + 5.00%/Q)	10/21/2021	24,875	24,200	24,752	2.94%
Precyse Acquisition Corp.
Healthcare Services	Second lien (2)	10.75% (L + 9.75%/Q)	4/20/2023	25,000	24,570	24,563	2.91%
AAC Holding Corp.
Education	First lien (2)	8.25% (L + 7.25%/M)	9/30/2020	24,621	24,299	24,253	2.88%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (L + 6.50%/Q)	11/13/2017	24,143	23,977	24,023	2.85%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Pelican Products, Inc.
Business Products	Second lien (3)	9.25% (L + 8.25%/Q)	4/9/2021	$15,500	$15,512	$14,105
	Second lien (2)	9.25% (L + 8.25%/Q)	4/9/2021	10,000	10,111	9,100
				25,500	25,623	23,205	2.75%
EN Engineering, LLC
Business Services	First lien (2)	7.00% (L + 6.00%/Q)	6/30/2021	21,214	21,030	21,002
	First lien (2)(11) - Drawn	8.50% (P + 5.00%/Q)	6/30/2021	2,197	2,177	2,175
				23,411	23,207	23,177	2.75%
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	9.75% (L + 8.75%/Q)	11/19/2019	19,895	19,895	20,156
	First lien (3)	9.75% (L + 8.75%/Q)	11/19/2019	2,158	2,158	2,186
	First lien (4)	9.75% (L + 8.75%/Q)	11/19/2019	605	605	613
				22,658	22,658	22,955	2.72%
Vision Solutions, Inc.
Software	First lien (2)	7.50% (L + 6.50%/Q)	6/16/2022	22,500	22,276	22,275	2.64%
Severin Acquisition, LLC
Software	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	15,000	14,864	14,850
	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	4,154	4,115	4,112
	Second lien (4)	10.25% (L + 9.25%/Q)	7/29/2022	3,273	3,242	3,305
				22,427	22,221	22,267	2.64%
TW-NHME Holdings Corp. (23)
National HME, Inc.
Healthcare Services	Second lien (4)	10.25% (L + 9.25%/Q)	7/14/2022	21,500	21,252	21,231
	Second lien (3)	10.25% (L + 9.25%/Q)	7/14/2022	500	494	494
				22,000	21,746	21,725	2.58%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%/S	12/15/2018	25,000	25,000	19,500
	First lien (3)	12.25%/S	12/15/2018	2,660	2,144	2,075
				27,660	27,144	21,575	2.56%
Confie Seguros Holding II Co.
Consumer Services	Second lien (2)	10.25% (L + 9.00%/M)	5/8/2019	18,886	18,811	17,988
	Second lien (3)	10.25% (L + 9.00%/M)	5/8/2019	3,571	3,631	3,402
				22,457	22,442	21,390	2.54%
Weston Solutions, Inc.
Business Services	Subordinated (4)	16.00%/Q	7/3/2019	20,000	20,000	20,311	2.41%
IT'SUGAR LLC
Retail	First lien (4)	10.50% (L + 9.50%/Q)	10/23/2019	20,895	20,200	20,082	2.38%
Aricent Technologies
Business Services	Second lien (2)	9.50% (L + 8.50%/Q)	4/14/2022	20,000	19,887	16,200
	Second lien (3)	9.50% (L + 8.50%/Q)	4/14/2022	4,000	3,733	3,240
				24,000	23,620	19,440	2.31%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	7/2/2021	17,721	17,569	17,544
	First lien (3)(11) - Drawn	7.75% (P + 4.25%/Q)	7/2/2021	1,244	1,231	1,231
				18,965	18,800	18,775	2.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
First American Payment Systems, L.P.
Business Services	Second lien (2)	10.75% (L + 9.50%/M)	4/12/2019	$18,643	$18,451	$17,990	2.13%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)	8.25% (L + 7.25%/Q)	8/4/2022	17,865	17,704	17,686	2.10%
YP Holdings LLC / Print Media Holdings LLC (12)
YP LLC / Print Media LLC
Media	First lien (2)	8.00% (L + 6.75%/M)	6/4/2018	18,320	18,208	17,233	2.04%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (L + 8.25%/M)	7/23/2020	18,500	18,365	17,122	2.03%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.50% (L + 9.50%/Q)	10/19/2023	15,000	14,631	14,850	1.76%
SW Holdings, LLC
Business Services	Second lien (4)	9.75% (L + 8.75%/Q)	12/30/2021	14,265	14,138	14,122	1.67%
Poseidon Intermediate, LLC
Software	Second lien (2)	9.50% (L + 8.50%/Q)	8/15/2023	13,000	12,820	12,805	1.52%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	13,000	12,810	11,473	1.36%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	12.00% (L + 10.75%/Q)(8)	10/9/2019	28,300	28,011	8,490
	Second lien (3)	12.00% (L + 10.75%/Q)(8)	10/9/2019	9,564	2,889	2,869
				37,864	30,900	11,359	1.35%
Smile Brands Group Inc.
Healthcare Services	First lien (2)	9.00% (L + 6.25% + 1.50% PIK/Q)*	8/16/2019	12,243	12,145	10,635	1.26%
PowerPlan Holdings, Inc.
Software	Second lien (2)	10.75% (L + 9.75%/Q)	2/23/2023	10,000	9,912	9,908	1.17%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/Q)	12/20/2019	9,000	8,883	8,955	1.06%
QC McKissock Investment, LLC (17)
McKissock, LLC
Education	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	4,796	4,764	4,796
	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	3,096	3,076	3,096
	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	999	992	999
				8,891	8,832	8,891	1.05%
TTM Technologies, Inc.**
Business Products	First lien (2)	6.00% (L + 5.00%/Q)	5/31/2021	8,859	8,510	8,781	1.04%
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)
Software	First lien (2)	6.00% (L + 5.00%/Q)	11/4/2020	1,950	1,937	1,877
	Second lien (2)	9.25% (L + 8.25%/Q)	11/4/2021	7,000	6,922	6,300
				8,950	8,859	8,177	0.97%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%/S (8)	1/15/2018	24,357	24,460	7,185	0.85%
J.D. Power and Associates
Business Services	Second lien (3)	9.50% (L + 8.50%/Q)	6/9/2024 (26)	7,000	6,895	6,895	0.82%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (L + 7.50%/Q)	4/21/2017	6,396	6,377	5,917	0.70%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	3/1/2024	$5,000	$4,757	$5,280	0.63%
Packaging Coordinators, Inc. (13)
Healthcare Products	Second lien (3)	9.00% (L + 8.00%/Q)	8/1/2022	5,000	4,959	5,000	0.59%
Immucor, Inc.
Healthcare Services	Subordinated (2)(9)	11.13%/S	8/15/2019	5,000	4,967	4,575	0.54%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	9.75% (L + 8.75%/Q)	5/23/2020	4,000	3,920	3,920	0.46%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (L + 8.25%/Q)	3/16/2018	3,000	2,984	2,700	0.32%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (3)	9.25% (L + 8.25%/Q)	3/10/2022	2,500	2,480	2,413	0.29%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	2,227	0.26%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,936	1,983	0.24%
Education Management Corporation (22)
Education Management II LLC
Education	First lien (2)	5.50% (L + 4.50%/Q)	7/2/2020	250	239	72
	First lien (3)	5.50% (L + 4.50%/Q)	7/2/2020	141	135	39
	First lien (2)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	452	394	27
	First lien (3)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	255	223	15
				1,098	991	153	0.02%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (14)
Education	First lien (2)	17.25% (P + 10.00% + 4.00% PIK/Q) (8)*	6/30/2012 - Past Due	1,665	1,434	—
	First lien (2)	17.25% (P + 10.00% + 4.00% PIK/Q) (8)*	6/30/2012 - Past Due	103	94	—
				1,768	1,528	—	—%
Total Funded Debt Investments - United States				$1,268,323	$1,245,097	$1,186,963	140.74%
Total Funded Debt Investments				$1,351,412	$1,326,611	$1,257,184	149.07%
Equity - United Kingdom
Packaging Coordinators, Inc. (13)
PCI Pharma Holdings UK Limited**
Healthcare Products	Ordinary shares (2)	—	—	19,427	$578	$2,528	0.30%
Total Shares - United Kingdom					$578	$2,528	0.30%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (3)(20)	12.00% (10.00% + 2.00% PIK/Q)*	—	52,580	$52,039	$52,580	6.23%
TWDiamondback Holdings Corp. (18)
Distribution & Logistics	Preferred shares (4)	—	—	200	2,000	2,664	0.32%
TW-NHME Holdings Corp. (23)
Healthcare Services	Preferred shares (4)	—	—	100	1,000	1,116
	Preferred shares (4)	—	—	16	158	176
	Preferred shares (4)	—	—	6	68	68
					1,226	1,360	0.16%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ancora Acquisition LLC (14)
Education	Preferred shares (6)	—	—	$372	$83	$393	0.05%
Education Management Corporation (22)
Education	Preferred shares (2)	—	—	3,331	200	9
	Preferred shares (3)	—	—	1,879	113	5
	Ordinary shares (2)	—	—	2,994,065	100	75
	Ordinary shares (3)	—	—	1,688,976	56	43
					469	132	0.01%
Total Shares - United States					$55,817	$57,129	6.77%
Total Shares					$56,395	$59,657	7.07%
Warrants - United States
YP Holdings LLC / Print Media Holdings LLC (12)
YP Equity Investors, LLC
Media	Warrants (5)	—	5/8/2022	5	$—	$3,628	0.43%
IT'SUGAR LLC
Retail	Warrants (3)	—	10/23/2025	94,672	817	817	0.10%
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	5/5/2026	622	37	687	0.08%
Ancora Acquisition LLC (14)
Education	Warrants (6)	—	8/12/2020	20	—	—	—%
Total Warrants - United States					$854	$5,132	0.61%
Total Funded Investments					$1,383,860	$1,321,973	156.75%
Unfunded Debt Investments - United States
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	$2,025	$(20)	$20
	First lien (4)(11) - Undrawn	—	5/12/2017	425	(4)	4
	First lien (4)(11) - Undrawn	—	3/30/2018	500	(10)	5
	First lien (2)(11) - Undrawn	—	6/22/2018	1,644	(33)	16
				4,594	(67)	45	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	7/2/2021	856	(9)	(9)	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(11) - Undrawn	—	8/4/2021	1,000	(10)	(10)	—%
EN Engineering, LLC
Business Services	First lien (2)(11) - Undrawn	—	12/30/2016	1,368	(7)	(14)	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	9/24/2021	2,250	(28)	(28)	—%
Total Unfunded Debt Investments				$10,068	$(121)	$(16)	—%
Total Non-Controlled/Non-Affiliated Investments					$1,383,739	$1,321,957	156.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Affiliated Investments(24)
Funded Debt Investments - United States
Tenawa Resource Holdings LLC (16)
Tenawa Resource Management LLC
Energy	First lien (3)	10.50% (Base + 8.00%/Q)	5/12/2019	$40,000	$39,885	$39,151	4.64%
Edmentum Ultimate Holdings, LLC (19)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Drawn	5.00%/Q	6/9/2020	4,002	4,002	4,002
	Subordinated (3)	8.50% PIK/Q*	6/9/2020	3,950	3,943	3,950
	Subordinated (2)	10.00% PIK/Q*	6/9/2020	14,417	14,417	11,931
	Subordinated (3)	10.00% PIK/Q*	6/9/2020	3,547	3,547	2,935
				25,916	25,909	22,818	2.71%
Total Funded Debt Investments - United States				$65,916	$65,794	$61,969	7.35%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)	—	—	—	$23,000	$22,820	2.71%
Edmentum Ultimate Holdings, LLC (19)
Education	Ordinary shares (3)	—	—	123,968	11	2,357
	Ordinary shares (2)	—	—	107,143	9	2,037
					20	4,394	0.52%
Tenawa Resource Holdings LLC (16)
QID NGL LLC
Energy	Ordinary shares (7)	—	—	5,290,997	5,291	3,137	0.37%
Total Shares - United States					$28,311	$30,351	3.60%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (19)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Undrawn	—	6/9/2020	$878	$—	$—	—%
Total Unfunded Debt Investments				$878	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$94,105	$92,320	10.95%
Controlled Investments(25)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)	8.50% (L + 7.50%/Q)	1/13/2019	$10,846	$10,846	$11,000
	First lien (2)	9.88% (Base + 7.25% + 1.00% PIK/Q)*	1/13/2019	5,773	5,773	5,845
	Subordinated (2)	15.00% PIK/Q*	7/13/2019	1,602	1,602	1,631
	Subordinated (3)	15.00% PIK/Q*	7/13/2019	958	958	976
				19,179	19,179	19,452	2.31%
Total Funded Debt Investments - United States				$19,179	$19,179	$19,452	2.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(21)	—	—	17,824,939	$15,445	$15,857
	Preferred shares (3)(21)	—	—	4,925,965	4,268	4,382
	Ordinary shares (2)	—	—	2,096,477	1,925	12,773
	Ordinary shares (3)	—	—	579,366	532	3,530
					22,170	36,542	4.33%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)	—	—	—	27,790	27,790	3.30%
Total Shares - United States					$49,960	$64,332	7.63%
Total Funded Investments					$69,139	$83,784	9.94%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien (3)(11) - Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments				$2,806	$—	$—	—%
Total Controlled Investments					$69,139	$83,784	9.94%
Total Investments					$1,546,983	$1,498,061	177.64%

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

(10)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2016.

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
June 30, 2016
(in thousands, except shares)
(unaudited)

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

(20)	Total shares reported assumes shares issued for the capitalization of payment-in-kind ("PIK") interest. Actual shares owned total 50,000 as of June 30, 2016.

(21)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

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

(24)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2015 and June 30, 2016 along with transactions during the six months ended June 30, 2016 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2015	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2016	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$22,782	$5,042	$—	$—	$(612)	$27,212	$1,104	$—	$—
NMFC Senior Loan Program I LLC	21,914	—	—	—	906	22,820	—	1,807	593
Tenawa Resource Holdings LLC	42,591	16	—	—	(319)	42,288	2,105	—	25
Total Non-Controlled/Affiliated Investments	$87,287	$5,058	$—	$—	$(25)	$92,320	$3,209	$1,807	$618

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2016
(in thousands, except shares)
(unaudited)

(25)
Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2015 and June 30, 2016 along with transactions during the six months ended June 30, 2016 in which the issuer was a controlled investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2015	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2016	Interest Income	Dividend Income	Other Income
UniTek Global Services, Inc.	$47,422	$1,680	$(1,585)	$—	$8,477	$55,994	$985	$1,461	$67
NMFC Senior Loan Program II LLC	—	27,790	—	—	—	27,790	—	—	—
Total Controlled Investments	$47,422	$29,470	$(1,585)	$—	$8,477	$83,784	$985	$1,461	$67

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

(26)    Investment was unsettled as of June 30, 2016. Maturity date is subject to change once the credit agreement has been executed.

*	All or a portion of interest contains PIK interest.

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2016, 8.3% of the Company’s total assets were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2016
(unaudited)

June 30, 2016
Investment Type	Percent of Total Investments at Fair Value
First lien	41.18%
Second lien	42.88%
Subordinated	5.29%
Equity and other	10.65%
Total investments	100.00%

June 30, 2016
Industry Type	Percent of Total Investments at Fair Value
Business Services	25.39%
Software	25.17%
Education	8.38%
Federal Services	7.36%
Distribution & Logistics	7.34%
Healthcare Services	5.61%
Consumer Services	5.53%
Energy	4.74%
Investment Fund	3.38%
Business Products	2.14%
Media	1.89%
Retail	1.40%
Healthcare Information Technology	0.99%
Healthcare Products	0.50%
Industrial Services	0.18%
Total investments	100.00%

June 30, 2016
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	86.55%
Fixed rates	13.45%
Total investments	100.00%

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

June 30, 2016
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
Since NMFC’s IPO, and through June 30, 2016, NMFC raised approximately $454,040 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.
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

The diagram below depicts the Company’s organizational structure as of June 30, 2016.

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2016, the Company’s top five industry concentrations were business services, software, education, federal services and distribution & logistics.
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
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2016 and December 31, 2015, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $29,630 and $29,704, respectively, and is collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $29,630 and $29,704, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690,000 and December 31, 2015 assets under management of approximately $716,590. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from the Company at the par value of the collateralized agreement once called upon by the Company or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by the Company but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of June 30, 2016, litigation is on-going in the state of New York to resolve this matter. The collateralized agreement earned interest at a weighted average rate of 16.0% and 15.0% per annum as of June 30, 2016 and December 31, 2015, respectively.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2016 and December 31, 2015.
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
Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees, management fees from a non-controlled/affiliated investment and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
To continue to qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
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
For the three and six months ended June 30, 2016, the Company recognized a total income tax benefit of approximately $34 and $717, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2016, the Company recorded current income tax expense of approximately $50 and $91, respectively, and deferred income tax benefits of approximately $84 and $808, respectively, which excludes a deferred tax benefit of $44 and $222, respectively, attributable to one of the Company's consolidated subsidiaries. For the three and six months ended June 30, 2015, the Company recognized a total provision for income taxes of approximately $288 and $938, respectively, for the Company’s consolidated subsidiaries.  For the three and six months ended June 30, 2015, the Company recorded current income tax expense of approximately $153 and $302, respectively, and deferred income tax expense of approximately $135 and $636, respectively.
As of June 30, 2016 and December 31, 2015, the Company had $868 and $1,676, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP. As of June 30, 2016 and December 31, 2015, the Company had a deferred tax asset of $742 and $520, respectively, attributable to one of the Company’s consolidated subsidiaries primarily related to net operating losses.  The Company has determined that it is more likely than not that the subsidiary will have insufficient taxable income to realize some portion or all of the deferred tax asset.  As such, as of June 30, 2016 and December 31, 2015, a full valuation allowance of $742 and $520, respectively, has been recorded against the deferred tax asset.

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
Share repurchase plan—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that it complies with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by the Company's board of directors, the Company expects the repurchase program to be in place until the earlier of December 31, 2016 or until $50,000 of the Company's outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2016, the Company repurchased a total of 123,549 and 248,499 shares, respectively, of the Company's common stock in the open market for $1,515 and $2,948, respectively, including commissions paid.
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
Note 3. Investments
At June 30, 2016, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$644,882	$616,894
Second lien	680,009	642,423
Subordinated	86,572	79,272
Equity and other	135,520	159,472
Total investments	$1,546,983	$1,498,061
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$370,703	$380,353
Software	390,301	377,108
Education	126,633	125,455
Federal Services	109,880	110,244
Distribution & Logistics	129,290	109,986
Healthcare Services	85,925	84,037
Consumer Services	82,446	82,873
Energy	96,780	71,048
Investment Fund	50,790	50,610
Business Products	34,133	31,986
Media	25,933	28,384
Retail	21,017	20,899
Healthcare Information Technology	14,631	14,850
Healthcare Products	5,537	7,528
Industrial Services	2,984	2,700
Total investments	$1,546,983	$1,498,061
At December 31, 2015, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$711,601	$670,023
Second lien	656,165	631,985
Subordinated	95,429	87,005
Equity and other	105,521	123,211
Total investments	$1,568,716	$1,512,224

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$384,805	$370,892
Business Services	367,109	368,409
Education	167,222	165,947
Distribution & Logistics	123,053	117,375
Federal Services	95,459	95,477
Consumer Services	69,250	68,269
Energy	96,717	65,521
Healthcare Services	66,923	63,255
Media	43,489	47,804
Healthcare Products	38,664	37,648
Business Products	35,188	33,420
Manufacturing	29,852	29,850
Investment Fund	23,000	21,914
Retail	21,032	21,000
Industrial Services	6,953	5,443
Total investments	$1,568,716	$1,512,224
During the second quarter of 2016, the Company placed a portion of its first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of June 30, 2016, the portion of the Permian first lien position placed on non-accrual status represented an aggregate cost basis of $17,122, an aggregate fair value of $5,030 and total unearned interest income of $825 and $825 for the three and six months then ended.
During the second quarter of 2016, the Company placed a portion of its second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of June 30, 2016, the portion of the Transtar second lien position placed on non-accrual status represented an aggregate cost basis of $24,720, an aggregate fair value of $9,087 and total unearned interest income of $842 and $842 for the three and six months then ended.
As of June 30, 2016, the Company’s two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of June 30, 2016, the Company’s investment had an aggregate cost basis of $1,611, an aggregate fair value of $393 and no unearned interest income for the three and six months then ended. For the three and six months ended June 30, 2015, total unearned interest income was $85 and $168, respectively. As of December 31, 2015, the Company’s investment had an aggregate cost basis of $1,611 and an aggregate fair value of $393. As of June 30, 2016 and December 31, 2015, unrealized gains (losses) include a fee that the Company would recognize upon realization of the two super priority first lien debt investments.
During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the Company’s investment in Edmentum had an aggregate cost basis of $30,771, an aggregate fair value of $15,575 and total unearned interest income of $438 for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Edmentum. Prior to the extinguishment in June 2015, the Company’s original investment in Edmentum had an aggregate cost of $31,636, an aggregate fair value of $16,437 and total unearned interest income of $851 for the six months ended June 30, 2015. The extinguishment resulted in a realized loss of $15,199.  Post restructuring, the Company’s investments in Edmentum have been restored to full accrual status.  As of June 30, 2016, the Company’s investments in Edmentum have an aggregate cost basis of $25,929 and an aggregate fair value of $27,212.
During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment in January 2015, the Company’s original investment in EDMC had an aggregate cost of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1,611.  Post restructuring, the Company’s investments in EDMC are income producing.  As of June 30, 2016, the Company’s investments in EDMC have an aggregate cost basis of $1,460 and an aggregate fair value of $285.
During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on November 3, 2014. As of December 31, 2014, the Company’s investments in UniTek had an aggregate cost basis of $47,357, an aggregate fair value of $35,227 and total unearned interest income of $975 for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring.  The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment in January 2015, the Company’s original investments in UniTek had an aggregate cost of $52,902, an aggregate fair value of $40,137 and total unearned interest income of $68 for the period then ended. The extinguishment resulted in a realized loss of $12,765.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of June 30, 2016, the Company’s investments in UniTek have an aggregate cost basis of $41,349 and an aggregate fair value of $55,994.
As of June 30, 2016, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $9,057 and $0, respectively. As of June 30, 2016, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $4,695. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2016.
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
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended for up to one year pursuant to certain terms of the SLP I Agreement. SLP I has a three year re-investment period. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93,000 of capital commitments, $275,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of June 30, 2016, SLP I had total investments with an aggregate fair value of approximately $338,950, debt outstanding of $245,917 and capital that had been called and funded of $93,000. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349,704, debt outstanding of $267,617 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedules of Investments as of June 30, 2016 and December 31, 2015.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2016, the Company earned approximately $293 and $593, respectively, in management fees related to SLP I which is included in other income. For the three and six months ended June 30, 2015, the Company earned approximately $296 and $597, respectively, in management fees related to SLP I which is included in other income. As of June 30, 2016 and December 31, 2015, approximately $293 and $311, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2016, the Company earned approximately $887 and $1,807, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2015, the Company earned approximately $951 and $1,809, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2016 and December 31, 2015, approximately $887 and $918, respectively, of dividend income related to SLP I was included in interest and dividend receivable.

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between the Company and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from the Company and SkyKnight. SLP II has a three year investment period and will continue in existence until April 12, 2021. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. The Company and SkyKnight have committed to provide $79,400 and $20,600 of equity to SLP II, respectively. As of June 30, 2016 the Company and SkyKnight have contributed $27,790 and $7,210, respectively. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2016.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. As of June 30, 2016, SLP II had total investments with an aggregate fair value of approximately $167,914 and debt outstanding under its credit facility of $71,600.
The Company has determined that SLP II is an investment company under ASC 946, however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP II.
As of June 30, 2016, SLP II is not considered a significant unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1).
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
As of June 30, 2016, UniTek is considered a significant unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1). Based on the requirements under Regulation S-X 10-01(b)(1), the summarized consolidated financial information of UniTek is shown below:

	Three Months Ended		Six Months Ended
Summary of Operations:	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$71,567	$66,702	$139,910	$133,024
Cost of goods sold	54,839	54,108	107,275	110,315
Gross profit	16,728	12,594	32,635	22,709
Other expenses	13,712	12,205	27,905	28,772
Net income (loss) from continuing operations before extraordinary items	3,016	389	4,730	(6,063)
Loss from discontinued operations	—	—	—	—
Net income (loss)	$3,016	$389	$4,730	$(6,063)

Investment risk factors
First and second lien debt that the Company invests in is entirely, or almost entirely, rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as “leveraged loans”, “high yield” or “junk” debt investments, and may be considered “high risk” compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company’s debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.
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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2016:

	Total	Level I	Level II	Level III
First lien	$616,894	$—	$285,363	$331,531
Second lien	642,423	—	354,286	288,137
Subordinated	79,272	—	37,538	41,734
Equity and other	159,472	118	14	159,340
Total investments	$1,498,061	$118	$677,201	$820,742
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2015:

	Total	Level I	Level II	Level III
First lien	$670,023	$—	$329,133	$340,890
Second lien	631,985	—	449,227	182,758
Subordinated	87,005	—	33,546	53,459
Equity and other	123,211	316	15	122,880
Total investments	$1,512,224	$316	$811,921	$699,987
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2016, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2016:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2016	$740,665	$343,455	$232,593	$40,744	$123,873
Total gains or losses included in earnings:
Net realized gains on investments	1,361	512	849	—	—
Net change in unrealized appreciation (depreciation)	11,408	4,702	(274)	376	6,604
Purchases, including capitalized PIK and revolver fundings	118,182	36,442	52,263	614	28,863
Proceeds from sales and paydowns of investments	(82,688)	(48,521)	(34,167)	—	—
Transfers into Level III(1)	56,128	19,255	36,873	—	—
Transfers out of Level III(1)	(24,314)	(24,314)	—	—	—
Fair Value, June 30, 2016	$820,742	$331,531	$288,137	$41,734	$159,340
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$12,758	$5,203	$575	$376	$6,604

(1)
As of June 30, 2016, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2015	$389,174	$152,658	$102,736	$38,062	$95,718
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(14,458)	398	(14,852)	—	(4)
Net change in unrealized appreciation (depreciation)	15,341	26	14,367	(3,167)	4,115
Purchases, including capitalized PIK and revolver fundings(1)	65,290	20,150	23,893	20,397	850
Proceeds from sales and paydowns of investments(1)	(60,373)	(2,100)	(58,277)	—	4
Transfers into Level III(2)	28,333	28,333	—	—	—
Fair Value, June 30, 2015	$423,307	$199,465	$67,867	$55,292	$100,683
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,211	$370	$(107)	$(3,167)	$4,115

(1)	Includes reorganizations and restructurings.

(2)	As of June 30, 2015, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2016, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2016:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2015	$699,987	$340,890	$182,758	$53,459	$122,880
Total gains or losses included in earnings:
Net realized gains (losses) on investments	1,508	540	849	119	—
Net change in unrealized appreciation (depreciation)	9,505	6,679	(5,568)	1,933	6,461
Purchases, including capitalized PIK and revolver fundings	141,650	39,071	71,357	1,223	29,999
Proceeds from sales and paydowns of investments	(99,757)	(50,590)	(34,167)	(15,000)	—
Transfers into Level III(1)	92,163	19,255	72,908	—	—
Transfers out of Level III(1)	(24,314)	(24,314)	—	—	—
Fair Value, June 30, 2016	$820,742	$331,531	$288,137	$41,734	$159,340
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,443	$6,539	$(7,609)	$2,052	$6,461

(1)
As of June 30, 2016, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2014	$419,681	$169,180	$134,406	$35,470	$80,625
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(13,016)	(10,919)	(14,542)	—	12,445
Net change in unrealized appreciation (depreciation)	21,783	9,907	13,937	(3,005)	944
Purchases, including capitalized PIK and revolver fundings(1)	125,293	45,504	36,243	22,827	20,719
Proceeds from sales and paydowns of investments(1)	(158,767)	(42,540)	(102,177)	—	(14,050)
Transfers into Level III(2)	28,333	28,333	—	—	—
Fair Value, June 30, 2015	$423,307	$199,465	$67,867	$55,292	$100,683
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,583	$(619)	$(22)	$(3,005)	$13,229

(1)	Includes reorganizations and restructurings.

(2)	As of June 30, 2015, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2016 and June 30, 2015. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfer into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2016 and December 31, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2016 and December 31, 2015, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2016 were as follows:

				Range
Type	Fair Value as of June 30, 2016	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$283,732	Market & income approach	EBITDA multiple	5.0x		16.0x		10.3x
			Discount rate	7.4%		12.4%		9.7%
	25,524	Market quote	Broker quote	N/A		N/A		N/A
	22,275	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Second lien	157,473	Market & income approach	EBITDA multiple	6.5x		16.0x		11.5x
			Discount rate	9.5%		13.1%		11.3%
	118,769	Market quote	Broker quote	N/A		N/A		N/A
	11,895	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Subordinated	41,734	Market & income approach	EBITDA multiple	5.0x		8.5x		7.3x
			Discount rate	9.5%		18.1%		15.8%
Equity and other	155,308	Market & income approach	EBITDA multiple	2.5x		12.0x		6.2x
			Discount rate	8.0%		19.5%		14.3%
	1,504	Black Scholes analysis	Expected life in years	9.3		9.8		9.5
			Volatility	27.0%		33.8%		30.7%
			Discount rate	1.6%		1.6%		1.6%
	2,528	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
	$820,742

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7, Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of June 30, 2016, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures approximate fair value as of June 30, 2016 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The Unsecured Notes (as defined in Note 7, Borrowings) were issued during the three months ended June 30, 2016 and as such the carrying value approximates fair value as of June 30, 2016. The fair value of the Holdings Credit Facility, NMFC Credit Facility, SBA-guaranteed debentures and Unsecured Notes are considered Level III. The fair value of the Convertible Notes (as defined in Note 7, Borrowings) as of June 30, 2016 was $113,419, which was based on quoted prices and considered Level II. See Note 7, Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of June 30, 2016 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the Predecessor Holdings Credit Facility and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7, Borrowings). Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of June 30, 2016 and June 30, 2015 approximated $269,625 and $251,508, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2016, management fees waived were approximately $1,241 and $2,560, respectively. For the three and six months ended June 30, 2015, management fees waived were approximately $1,247 and $2,629, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of June 30, 2016), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Management fee	$6,818	$6,198	$13,654	$12,666
Less: management fee waiver	(1,241)	(1,247)	(2,560)	(2,629)
Total management fee	5,577	4,951	11,094	10,037
Incentive fee, excluding accrued capital gains incentive fees	$5,449	$5,057	$10,834	$9,935
Accrued capital gains incentive fees(1)	$—	$9	$—	$490

(1)
As of June 30, 2016 and June 30, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statement of Operations for the three and six months ended June 30, 2016 is adjusted to reflect this step-up to fair market value.

	Three Months Ended June 30, 2016	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended June 30, 2016
Investment income
Interest income(1)	$38,412	$(35)	$38,377
Dividend income(2)	1,721	—	1,721
Other income	1,357	—	1,357
Total investment income(3)	41,490	(35)	41,455
Total expenses pre-incentive fee(4)	14,209	—	14,209
Pre-Incentive Fee Net Investment Income	27,281	(35)	27,246
Incentive fee(5)	5,449	—	5,449
Post-Incentive Fee Net Investment Income	21,832	(35)	21,797
Net realized gains (losses) on investments(6)	865	(86)	779
Net change in unrealized appreciation (depreciation) of investments(6)	21,956	121	22,077
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(44)	—	(44)
Benefit for taxes	84	—	84
Net increase in net assets resulting from operations	$44,693		$44,693

(1)	Includes $950 in PIK interest from investments.

(2)	Includes $742 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $63 and management fee waivers of $1,241.

(5)	For the three months ended June 30, 2016, the Company incurred total incentive fees of $5,449, of which $0 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

	Six Months Ended June 30, 2016	Stepped-up Cost Basis Adjustments	Adjusted Six Months Ended June 30, 2016
Investment income
Interest income(1)	$76,202	$(64)	$76,138
Dividend income(2)	3,360	—	3,360
Other income	2,904	—	2,904
Total investment income(3)	82,466	(64)	82,402
Total expenses pre-incentive fee(4)	28,233	—	28,233
Pre-Incentive Fee Net Investment Income	54,233	(64)	54,169
Incentive fee(5)	10,834	—	10,834
Post-Incentive Fee Net Investment Income	43,399	(64)	43,335
Net realized gains (losses) on investments(6)	1,041	(124)	917
Net change in unrealized appreciation (depreciation) of investments(6)	7,570	188	7,758
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(74)	—	(74)
Benefit for taxes	808	—	808
Net increase in net assets resulting from operations	$52,744		$52,744

(1)	Includes $1,903 in PIK interest from investments.

(2)	Includes $1,461 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $347 and management fee waivers of $2,560.

(5)	For the six months ended June 30, 2016, the Company incurred total incentive fees of $10,834, of which $0 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The following Consolidated Statement of Operations for the three and six months ended June 30, 2015 is adjusted to reflect this step-up to fair market value.

	Three Months Ended June 30, 2015	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended June 30, 2015
Investment income
Interest income(1)	$35,470	$(33)	$35,437
Dividend income(2)	1,795	—	1,795
Other income	640	—	640
Total investment income(3)	37,905	(33)	37,872
Total net expenses pre-incentive fee(4)	12,586	—	12,586
Pre-Incentive Fee Net Investment Income	25,319	(33)	25,286
Incentive fee(5)	5,066	—	5,066
Post-Incentive Fee Net Investment Income	20,253	(33)	20,220
Net realized losses on investments(6)	(13,338)	(47)	(13,385)
Net change in unrealized appreciation (depreciation) of investments(6)	13,484	80	13,564
Provision for taxes	(135)	—	(135)
Net increase in net assets resulting from operations	$20,264		$20,264

(1)	Includes $1,492 in PIK interest from investments.

(2)	Includes $643 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes management fee waivers of $1,247. No expense waivers and reimbursements were noted for the three months ended June 30, 2015.

(5)	For the three months ended June 30, 2015, the Company incurred total incentive fees of $5,066, of which $9 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)	Includes net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

	Six Months Ended June 30, 2015	Stepped-up Cost Basis Adjustments	Adjusted Six Months Ended June 30, 2015
Investment income
Interest income(1)	$68,817	$(66)	$68,751
Dividend income(2)	3,102	—	3,102
Other income	2,522	—	2,522
Total investment income(3)	74,441	(66)	74,375
Total net expenses pre-incentive fee(4)	24,701	—	24,701
Pre-Incentive Fee Net Investment Income	49,740	(66)	49,674
Incentive fee(5)	10,425	—	10,425
Post-Incentive Fee Net Investment Income	39,315	(66)	39,249
Net realized losses on investments(6)	(13,471)	(47)	(13,518)
Net change in unrealized appreciation (depreciation) of investments(6)	17,970	113	18,083
Provision for taxes	(636)	—	(636)
Net increase in net assets resulting from operations	$43,178		$43,178

(1)	Includes $2,146 in PIK interest from investments.

(2)	Includes $1,191 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $400 and management fee waivers of $2,629.

(5)	For the six months ended June 30, 2015, the Company incurred total incentive fees of $10,425, of which $490 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)	Includes net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.
The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2016, approximately $363 and $931, respectively, of indirect administrative expenses were included in administrative expenses of which $63 and $347, respectively, of indirect administrative expenses were waived by the Administrator. For the three and six months ended June 30, 2015, approximately $324 and $724, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $400, respectively, of indirect administrative expenses were waived by the Administrator. As of June 30, 2016 and December 31, 2015, approximately $300 and $374, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$2,351	$2,458	$4,994	$5,351
Non-usage fee	$183	$151	$308	$207
Amortization of financing costs	$401	$402	$803	$799
Weighted average interest rate	2.7%	2.6%	2.7%	2.6%
Effective interest rate	3.4%	3.2%	3.3%	3.1%
Average debt outstanding	$348,039	$374,180	$371,374	$411,631
As of June 30, 2016 and December 31, 2015, the outstanding balance on the Holdings Credit Facility was $348,013 and $419,313, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of June 30, 2016, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$541	$454	$1,227	$666
Non-usage fee	$43	$13	$46	$59
Amortization of financing costs	$92	$121	$181	$182
Weighted average interest rate	2.9%	2.7%	2.9%	2.7%
Effective interest rate	3.7%	3.5%	3.5%	3.7%
Average debt outstanding	$72,736	$67,108	$82,783	$49,507
As of June 30, 2016 and December 31, 2015, the outstanding balance on the NMFC Credit Facility was $87,000 and $90,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of June 30, 2016.

June 30, 2016
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at June 30, 2016	11.7%
Conversion rate at June 30, 2016(1)(2)	63.2794
Conversion price at June 30, 2016(2)(3)	$15.80
Last conversion price calculation date	June 3, 2016

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2016 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$1,437	$1,437	$2,875	$2,875
Amortization of financing costs	$186	$186	$371	$369
Effective interest rate	5.7%	5.7%	5.7%	5.7%
As of June 30, 2016 and December 31, 2015, the outstanding balance on the Convertible Notes was $115,000 and $115,000, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.

Unsecured Notes—On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year senior unsecured notes that mature on May 15, 2021 (the “Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016 (the “NPA”), to an institutional investor in a private placement. The Unsecured Notes rank pari-passu with the Company’s other unsecured indebtedness, including the Company’s Convertible Notes. The Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, starting on November 15, 2016. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company also has the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the Unsecured Notes at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under the Internal Revenue Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2016, the outstanding balance on the Unsecured Notes was $50,000 and the Company was in compliance with the terms of the NPA.
Interest expense incurred on the Unsecured Notes for the three and six months ended June 30, 2016 was $406 and $406, respectively. Amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2016 was $37 and $37, respectively. The effective interest rate for the three and six months ended June 30, 2016 was 5.8% and 5.8%, respectively.
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
As of June 30, 2016 and December 31, 2015, SBIC LP had regulatory capital of approximately $72,402 and $72,402, respectively, and SBA-guaranteed debentures outstanding of $121,745 and $117,745, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2016.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
Interim SBA-guaranteed debentures:
	September 1, 2026(1)	1,000	0.950%	0.742%
	September 1, 2026(1)	3,000	0.907%	0.742%
Total SBA-guaranteed debentures		$121,745

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in September 2016.

Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$937	$293	$1,820	$393
Amortization of financing costs	$99	$39	$197	$70
Weighted average interest rate	3.2%	2.5%	3.1%	1.9%
Effective interest rate	3.5%	2.8%	3.4%	2.2%
Average debt outstanding	$117,998	$47,115	$117,871	$42,334
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2016 and December 31, 2015, SBIC LP was in compliance with SBA regulatory requirements.
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
Note 8. Regulation
The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2016, the Company had unfunded commitments on revolving credit facilities of $9,057, no outstanding bridge financing commitments and other future funding commitments of $4,695. As of December 31, 2015, the Company had unfunded commitments on revolving credit facilities of $17,576, no outstanding bridge financing commitments and other future funding commitments of $8,678. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s respective Consolidated Schedules of Investments.

The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of June 30, 2016 and December 31, 2015. See Note 7, Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2016 and December 31, 2015, the Company had commitment letters to purchase debt investments in an aggregate par amount of $25,000 and $0, respectively, which could require funding in the future.
As of June 30, 2016 and December 31, 2015, the Company had unfunded commitments related to an equity investment in SLP II of $51,610 and $0, respectively, which may be funded at the Company's discretion.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Treasury Stock	Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized (Depreciation)	Total
	Shares	Par Amount	at Cost	Excess of Par	Income	Gains (Losses)	Appreciation	Net Assets
Balance at December 31, 2015	64,005,387	$640	$—	$899,713	$4,164	$1,342	$(68,951)	$836,908
Issuances of common stock	—	—	—	—	—	—	—	—
Repurchases of common stock	(248,499)	—	(2,948)	—	—	—	—	(2,948)
Deferred offering costs	—	—	—	38	—	—	—	38
Dividends declared	—	—	—	—	(43,417)	—	—	(43,417)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	43,399	1,041	8,304	52,744
Balance at June 30, 2016	63,756,888	$640	$(2,948)	$899,751	$4,146	$2,383	$(60,647)	$843,325
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Earnings per share—basic
Numerator for basic earnings per share:	$44,693	$20,264	$52,744	$43,178
Denominator for basic weighted average share:	63,839,920	58,076,552	63,887,036	58,037,868
Basic earnings per share:	$0.70	$0.35	$0.83	$0.74
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$44,693	$20,264	$52,744	$43,178
Adjustment for interest on Convertible Notes and incentive fees, net	1,150	1,150	2,300	2,300
Numerator for diluted earnings per share:	$45,843	$21,414	$55,044	$45,478
Denominator for basic weighted average share	63,839,920	58,076,552	63,887,036	58,037,868
Adjustment for dilutive effect of Convertible Notes	7,277,131	7,236,945	7,277,131	7,228,063
Denominator for diluted weighted average share	71,117,051	65,313,497	71,164,167	65,265,931
Diluted earnings per share	$0.64	$0.33	$0.77	$0.70

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2016 and June 30, 2015.

	Six Months Ended
	June 30, 2016	June 30, 2015
Per share data(1):
Net asset value, January 1, 2016 and January 1, 2015, respectively	$13.08	$13.83
Net investment income	0.68	0.68
Net realized and unrealized gains (losses)	0.15	0.07
Total net increase	0.83	0.75
Dividends declared to stockholders from net investment income	(0.68)	(0.68)
Net asset value, June 30, 2016 and June 30, 2015, respectively	$13.23	$13.90
Per share market value, June 30, 2016 and June 30, 2015, respectively	$12.90	$14.49
Total return based on market value(2)	4.36%	1.58%
Total return based on net asset value(3)	6.50%	5.48%
Shares outstanding at end of period	63,756,888	58,161,821
Average weighted shares outstanding for the period	63,887,036	58,037,868
Average net assets for the period	$832,668	$807,394
Ratio to average net assets:
Net investment income	10.48%	9.82%
Total expenses, before waivers/reimbursements	10.14%	9.53%
Total expenses, net of waivers/reimbursements	9.44%	8.77%
Average debt outstanding—Holdings Credit Facility	$371,374	$411,631
Average debt outstanding—SBA-guaranteed debentures	117,871	42,334
Average debt outstanding—Convertible Notes	115,000	115,000
Average debt outstanding—NMFC Credit Facility	82,783	49,507
Average debt outstanding—Unsecured Notes(4)	50,000	—
Asset coverage ratio(5)	240.55%	257.61%
Portfolio turnover	10.97%	14.01%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).

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

(4)	For the six months ended June 30, 2016, average debt outstanding represents the period from May 6, 2016 (issuance of the Unsecured Notes) to June 30, 2016.

(5)	On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation Topic 810—Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the consolidation analysis in determining if limited partnerships or similar type entities fall under the variable interest model or voting interest model, particularly those that have fee arrangements and related party relationships. ASU 2015-02 was effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. On January 1, 2016, the Company adopted ASU 2015-02. The adoption did not have an impact on the Company's consolidated financial statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs on the statement of assets and liabilities as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The new standard was effective for all public entities for interim and annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. On January 1, 2016, the Company adopted ASU 2015-03. Upon adoption, the Company revised its presentation of deferred financing costs from an asset to a liability, which is a direct deduction to its debt on the Consolidated Statements of Assets and Liabilities. In addition, the Company retrospectively revised its presentation of $13,992 of deferred financing costs that were previously presented as an asset as of December 31, 2015, which resulted in a decrease to total assets and total liabilities as of December 31, 2015.
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
Note 14. Subsequent Events
On August 2, 2016, the Company’s board of directors declared a third quarter 2016 distribution of $0.34 per share payable on September 30, 2016 to holders of record as of September 16, 2016.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
New Mountain Finance Corporation
New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries, including the consolidated schedule of investments, as of June 30, 2016, and the related consolidated statements of operations for the three and six month periods ended June 30, 2016 and 2015, and changes in net assets, and cash flows for the six month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the management of New Mountain Finance Corporation.

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

August 3, 2016

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

(1)	Includes amounts committed, not all of which have been drawn down and invested to date, as of June 30, 2016.

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
Since our IPO, and through June 30, 2016, we raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares of common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from NMF Holdings units of NMF Holdings equal to the number of shares of our common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, we owned 100.0% of the units of NMF Holdings, which became our wholly-owned subsidiary.
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
The diagram below depicts our organizational structure as of June 30, 2016.

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.
Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC LP's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC LP's investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2016, our top five industry concentrations were business services, software, education, federal services and distribution & logistics.
As of June 30, 2016, our net asset value was $843.3 million and our portfolio had a fair value of approximately $1,498.1 million in 72 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.3%. This Yield to Maturity at Cost ("Yield to Maturity at Cost") calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date). This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On August 2, 2016, our board of directors declared a third quarter 2016 distribution of $0.34 per share payable on September 30, 2016 to holders of record as of September 16, 2016.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2016:

(in thousands)	Total	Level I	Level II	Level III
First lien	$616,894	$—	$285,363	$331,531
Second lien	642,423	—	354,286	288,137
Subordinated	79,272	—	37,538	41,734
Equity and other	159,472	118	14	159,340
Total investments	$1,498,061	$118	$677,201	$820,742
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2016, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2016, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2016 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2016	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$283,732	Market & income approach	EBITDA multiple	5.0x		16.0x		10.3x
			Discount rate	7.4%		12.4%		9.7%
	25,524	Market quote	Broker quote	N/A		N/A		N/A
	22,275	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Second lien	157,473	Market & income approach	EBITDA multiple	6.5x		16.0x		11.5x
			Discount rate	9.5%		13.1%		11.3%
	118,769	Market quote	Broker quote	N/A		N/A		N/A
	11,895	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
Subordinated	41,734	Market & income approach	EBITDA multiple	5.0x		8.5x		7.3x
			Discount rate	9.5%		18.1%		15.8%
Equity and other	155,308	Market & income approach	EBITDA multiple	2.5x		12.0x		6.2x
			Discount rate	8.0%		19.5%		14.3%
	1,504	Black Scholes analysis	Expected life in years	9.3		9.8		9.5
			Volatility	27.0%		33.8%		30.7%
			Discount rate	1.6%		1.6%		1.6%
	2,528	Other	N/A(1)	N/A	(1)	N/A	(1)	N/A	(1)
	$820,742

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended for up to one year pursuant to certain terms of the SLP I Agreement. SLP I has a three year re-investment period. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93.0 million of capital commitments, $275.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of June 30, 2016, SLP I had total investments with an aggregate fair value of approximately $339.0 million, debt outstanding of $245.9 million and capital that had been called and funded of $93.0 million. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349.7 million, debt outstanding of $267.6 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedules of Investments as of June 30, 2016 and December 31, 2015.

We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2016, we earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I which is included in other income. For the three and six months ended June 30, 2015, we earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I which is included in other income. As of June 30, 2016 and December 31, 2015, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2016, we earned approximately $0.9 million and $1.8 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2015, we earned approximately $0.9 million and $1.8 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2016 and December 31, 2015, approximately $0.9 million and $0.9 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between us and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from us and SkyKnight. SLP II has a three year investment period and will continue in existence until April 12, 2021. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. We and SkyKnight have committed to provide $79.4 million and $20.6 million of equity to SLP II, respectively. As of June 30, 2016 we and SkyKnight have contributed $27.8 million and $7.2 million, respectively. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of June 30, 2016.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. As of June 30, 2016, SLP II had total investments with an aggregate fair value of approximately $167.9 million and debt outstanding under its credit facility of $71.6 million.
We have determined that SLP II is an investment company under ASC 946, however, in accordance with such guidance we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLP II.
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2016 and December 31, 2015, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $29.6 million and $29.7 million, respectively, and is collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $29.6 million and $29.7 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690.0 million and December 31, 2015 assets under management of approximately $716.6 million, respectively. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from us at the par value of the collateralized agreement once called upon by us or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by us but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of June 30, 2016, litigation is on-going in the state of New York to resolve this matter. The collateralized agreement earned interest at a weighted average rate of 16.0% and 15.0% per annum as of June 30, 2016 and December 31, 2015, respectively.

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
Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees, management fees from a non-controlled/affiliated investment and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2016:

(in millions)	As of June 30, 2016
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$196.0	13.5%	$249.4	16.6%
Investment Rating 2	1,161.5	80.1%	1,207.9	80.6%
Investment Rating 3	43.6	3.0%	26.3	1.8%
Investment Rating 4	49.1	3.4%	14.5	1.0%
	$1,450.2	100.0%	$1,498.1	100.0%

(1)	Excludes shares and warrants.
As of June 30, 2016, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of five portfolio companies. As of June 30, 2016, four portfolio companies had an Investment Rating of 3 and three portfolio companies had an Investment Rating of 4, which includes two portfolio companies that had a portion of our investment included in Investment Rating of 3 and a portion included in Investment Rating of 4.
During the second quarter of 2016, the Company placed a portion of its first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of June 30, 2016, the portion of the Permian first lien position placed on non-accrual status represented an aggregate cost basis of $17.1 million, an aggregate fair value of $5.0 million and total unearned interest income of $0.8 million and $0.8 million for the three and six months then ended.
During the second quarter of 2016, the Company placed a portion of its second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of June 30, 2016, the portion of the Transtar second lien position placed on non-accrual status represented an aggregate cost basis of $24.7 million, an aggregate fair value of $9.1 million and total unearned interest income of $0.8 million and $0.8 million for the three and six months then ended.
As of June 30, 2016, our two super priority first lien positions in ATI Acquisition Company and its related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of June 30, 2016, our two super priority first lien positions in ATI Acquisition Company and its related preferred shares and warrants in Ancora Acquisition LLC remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of June 30, 2016, our investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and no unearned interest income for the three and six months then ended. For the three and six months ended June 30, 2015, total unearned interest income was $0.1 million and $0.2 million. As of December 31, 2015, our investment had an aggregate cost basis of $1.6 million and an aggregate fair value of $0.4 million. As of June 30, 2016 and December 31, 2015, unrealized gains (losses) include a fee that we would recognize upon realization of the two super priority first lien debt investments.
During the first quarter of 2015, we placed a portion of our second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, our investment in Edmentum had an aggregate cost basis of $30.8 million, an aggregate fair value of $15.6 million and total unearned interest income of $0.4 million for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in Edmentum. Prior to the extinguishment in June 2015, our original investment in Edmentum had an aggregate cost of $31.6 million, an aggregate fair value of $16.4 million and total unearned interest income of $0.8 million for the six months ended June 30, 2015. The extinguishment resulted in a realized loss of $15.2 million.  Post restructuring, our investments in Edmentum have been restored to full accrual status.  As of June 30, 2016, our investments in Edmentum have an aggregate cost basis of $25.9 million and an aggregate fair value of $27.2 million.
During the first quarter of 2015, our first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, our investment in EDMC had an aggregate cost basis of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the three months then ended. In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in EDMC. Prior to the extinguishment in January 2015, our original investment in EDMC had an aggregate cost of $3.0 million, an aggregate fair value of $1.4 million and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1.6 million. Post restructuring, our investments in EDMC are income producing.  As of June 30, 2016, our investments in EDMC have an aggregate cost basis of $1.5 million and an aggregate fair value of $0.3 million.
During the third quarter of 2014, we placed a portion of our first lien position in UniTek Global Services, Inc. ("UniTek") on non-accrual status in anticipation of a voluntary petition for a "Pre-Packaged" Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of December 31, 2014, our investment in UniTek had an aggregate cost basis of $47.4 million, an aggregate fair value of $35.2 million and total unearned interest income of $1.0 million for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring. The restructuring resulted in a material modification of the original terms and an extinguishment of our original investments in UniTek. Prior to the extinguishment in January 2015, our original investments in UniTek had an aggregate cost of $52.9 million, an aggregate fair value of $40.1 million and total unearned interest income of $0.1 million for the period then ended. The extinguishment resulted in a realized loss of $12.8 million. Post restructuring, our investments in UniTek have been restored to full accrual status.  As of June 30, 2016, our investments in UniTek have an aggregate cost basis of $41.3 million and an aggregate fair value of $56.0 million.
Portfolio and Investment Activity
The fair value of our investments was approximately $1,498.1 million in 72 portfolio companies at June 30, 2016 and approximately $1,512.2 million in 75 portfolio companies at December 31, 2015.
The following table shows our portfolio and investment activity for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended
(in millions)	June 30, 2016	June 30, 2015
New investments in 21 and 14 portfolio companies, respectively	$163.8	$190.0
Debt repayments in existing portfolio companies	170.2	262.8
Sales of securities in 4 and 12 portfolio companies, respectively	28.0	52.4
Change in unrealized appreciation on 54 and 37 portfolio companies, respectively	41.7	48.6
Change in unrealized depreciation on 23 and 39 portfolio companies, respectively	(34.1)	(30.7)
At June 30, 2016 and June 30, 2015, our weighted average Yield to Maturity at Cost was approximately 10.3% and 10.8%, respectively.
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.
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

The following table for the three months ended June 30, 2016 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three Months Ended June 30, 2016	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Three Months Ended June 30, 2016
Investment income
Interest income	$38,412	$(35)	$—	$38,377
Dividend income	1,721	—	—	1,721
Other income	1,357	—	—	1,357
Total investment income(2)	41,490	(35)	—	41,455
Total expenses pre-incentive fee(3)	14,209	—	—	14,209
Pre-Incentive Fee Net Investment Income	27,281	(35)	—	27,246
Incentive fee	5,449	—	—	5,449
Post-Incentive Fee Net Investment Income	21,832	(35)		21,797
Net realized gains (losses) on investments(4)	865	(86)	—	779
Net change in unrealized appreciation (depreciation) of investments(4)	21,956	121	—	22,077
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(44)	—	—	(44)
Benefit for taxes	84	—	—	84
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$44,693			$44,693

(1)	For the three months ended June 30, 2016, we incurred total incentive fees of $5.4 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.1 million and management fee waivers of $1.2 million.

(4)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the three months ended June 30, 2016, we had a less than $0.1 million adjustment to interest income for amortization, a decrease of approximately $0.1 million to net realized gains and an increase of approximately $0.1 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended June 30, 2016, total adjusted investment income of $41.5 million consisted of approximately $33.3 million in cash interest from investments, approximately $0.9 million in PIK interest from investments, approximately $3.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $0.8 million, approximately $1.0 million in cash dividends from investments, $0.8 million in PIK dividends from investments and approximately $1.4 million in other income. Our Adjusted Net Investment Income was $21.8 million for the three months ended June 30, 2016.
In accordance with GAAP, for the three months ended June 30, 2016, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of June 30, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

The following table for the six months ended June 30, 2016 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Six Months Ended June 30, 2016	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Six Months Ended June 30, 2016
Investment income
Interest income	$76,202	$(64)	$—	$76,138
Dividend income	3,360	—	—	3,360
Other income	2,904	—	—	2,904
Total investment income(2)	82,466	(64)	—	82,402
Total expenses pre-incentive fee(3)	28,233	—	—	28,233
Pre-Incentive Fee Net Investment Income	54,233	(64)	—	54,169
Incentive fee	10,834	—	—	10,834
Post-Incentive Fee Net Investment Income	43,399	(64)	—	43,335
Net realized gains (losses) on investments(4)	1,041	(124)	—	917
Net change in unrealized appreciation (depreciation) of investments(4)	7,570	188	—	7,758
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(74)	—	—	(74)
Benefit for taxes	808	—	—	808
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$52,744			$52,744

(1)	For the six months ended June 30, 2016, we incurred total incentive fees of $10.8 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.3 million and management fee waivers of $2.6 million.

(4)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the six months ended June 30, 2016, we had approximately $0.1 million adjustment to interest income for amortization, a decrease of approximately $0.1 million to net realized gains and an increase of approximately $0.2 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the six months ended June 30, 2016, total adjusted investment income of $82.4 million consisted of approximately $69.2 million in cash interest from investments, approximately $1.9 million in PIK interest from investments, approximately $3.5 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.5 million, approximately $1.9 million in cash dividends from investments, $1.5 million in PIK dividends from investments and approximately $2.9 million in other income. Our Adjusted Net Investment Income was $43.3 million for the six months ended June 30, 2016.
In accordance with GAAP, for the six months ended June 30, 2016, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of June 30, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015
Revenue

	Three Months Ended		Percentage
(in thousands)	June 30, 2016	June 30, 2015	Change
Interest income	$38,412	$35,470	8%
Dividend income	1,721	1,795	(4)%
Other income	1,357	640	112%
Total investment income	$41,490	$37,905	9%
Our total investment income increased by approximately $3.6 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The 9% increase in total investment income primarily results from an increase in interest income of approximately $2.9 million from the three months ended June 30, 2015 to the three months ended June 30, 2016 which is attributable to larger invested balances, driven by the proceeds from the September 2015 primary offering of our common stock, proceeds from our May 2016 Unsecured Notes offering, our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments, and prepayment fees received associated with the early repayment of three portfolio companies held as of March 31, 2016. Dividend income remained stable during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 which is primarily comprised of distributions from our investment in SLP I and PIK dividend income from one equity position. Other income during the three months ended June 30, 2016, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment, consent and commitment fees received from six different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Three Months Ended		Percentage
(in thousands)	June 30, 2016	June 30, 2015	Change
Management fee	$6,818	$6,198
Less: management fee waiver	(1,241)	(1,247)
Total management fee	5,577	4,951	13%
Incentive fee	5,449	5,057	8%
Capital gains incentive fee(1)	—	9	NM	*
Interest and other financing expenses	6,771	5,598	21%
Professional fees	861	909	(5)%
Administrative expenses	629	522	20%
Other general and administrative expenses	384	453	(15)%
Total expenses	19,671	17,499	12%
Less: expenses waived and reimbursed	(63)	—	NM	*
Net expenses before income taxes	19,608	17,499	12%
Income tax expense	50	153	(67)%
Net expenses after income taxes	$19,658	$17,652	11%

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
*    Not meaningful.
Our total net operating expenses increased by approximately $2.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Our management fee increased by approximately $0.6 million, net of a management fee waiver, and incentive fees increased by approximately $0.4 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in management fee and incentive fee from the three months ended June 30, 2015 to the three months ended June 30, 2016 was attributable to larger invested balances, driven by the proceeds from the September 2015 primary offering of our common stock, proceeds from our May 2016 unsecured notes offering and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments.

Interest and other financing expenses increased by approximately $1.2 million during the three months ended June 30, 2016, primarily due to higher drawn balances on the NMFC Credit Facility (as defined below) and SBA-guaranteed debentures. Our total professional fees, total administrative expenses and total other general and administrative expenses remained flat and our expenses waived and reimbursed increased by approximately $0.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended		Percentage
(in thousands)	June 30, 2016	June 30, 2015	Change
Net realized gains (losses) on investments	$865	$(13,338)	NM	*
Net change in unrealized appreciation (depreciation) of investments	21,956	13,484	63%
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(44)	—	NM	*
Benefit (provision) for taxes	84	(135)	NM	*
Net realized and unrealized gains (losses)	$22,861	$11	NM	*

*	Not meaningful.
Our net realized and unrealized gains resulted in a net gain of approximately $22.9 million for the three months ended June 30, 2016 compared to net realized losses and unrealized gains resulting in a minimal net gain for the same period in 2015. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended June 30, 2016 was primarily driven by the overall increase in the market prices of our investments during the period. The benefit for income taxes was attributable to three equity investments that are held as of June 30, 2016 in three of our corporate subsidiaries.
The minimal net gain for the three months ended June 30, 2015 was primarily driven by the overall decrease in the market prices of our investments during the period which were offset by sales or repayments of investments with fair values in excess of March 31, 2015 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. In addition, one portfolio company had a modification of terms that was accounted for as an extinguishment during the quarter ended June 30, 2015, the net realized loss of approximately $15.2 million was offset by the reversal of the cumulative net unrealized losses for this investment.
Results of Operations for the Six Months Ended June 30, 2016 and June 30, 2015
Revenue

	Six Months Ended		Percentage
(in thousands)	June 30, 2016	June 30, 2015	Change
Interest income	$76,202	$68,817	11%
Dividend income	3,360	3,102	8%
Other income	2,904	2,522	15%
Total investment income	$82,466	$74,441	11%
Our total investment income increased by approximately $8.0 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The 11% increase in total investment income primarily results from an increase in interest income of approximately $7.4 million from the six months ended June 30, 2015 to the six months ended June 30, 2016 which is attributable to larger invested balances, driven by the proceeds from the September 2015 primary offering of our common stock, proceeds from our May 2016 Unsecured Notes offering, our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments, and prepayment fees received associated with the early repayment of four portfolio companies held as of December 31, 2015. Dividend income remained stable during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 which is primarily comprised of distributions from our investment in SLP I and PIK dividend income from an equity position. Other income during the six months ended June 30, 2016, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment, consent and commitment fees received from eleven different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Six Months Ended		Percentage
(in thousands)	June 30, 2016	June 30, 2015	Change
Management fee	$13,654	$12,666
Less: management fee waiver	(2,560)	(2,629)
Total management fee	11,094	10,037	11%
Incentive fee	10,834	9,935	9%
Capital gains incentive fee(1)	—	490	NM	*
Interest and other financing expenses	13,373	11,075	21%
Professional fees	1,738	1,648	5%
Administrative expenses	1,468	1,157	27%
Other general and administrative expenses	816	882	(7)%
Total expenses	39,323	35,224	12%
Less: expenses waived and reimbursed	(347)	(400)	(13)%
Net expenses before income taxes	38,976	34,824	12%
Income tax expense	91	302	(70)%
Net expenses after income taxes	$39,067	$35,126	11%

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
*    Not meaningful.
Our total net operating expenses increased by approximately $3.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Our management fee increased by approximately $1.1 million, net of a management fee waiver, and incentive fees increased by approximately $0.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in management fee and incentive fee from the six months ended June 30, 2015 to the six months ended June 30, 2016 was attributable to larger invested balances, driven by the proceeds from the September 2015 primary offering of our common stock, proceeds from our May 2016 unsecured notes offering, and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. Our capital gains incentive fee accrual decreased by approximately $0.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period. As of June 30, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
Interest and other financing expenses increased by approximately $2.3 million during the six months ended June 30, 2016, primarily due to higher drawn balances on the NMFC Credit Facility (as defined below) and SBA-guaranteed debentures. Our total professional fees, total administrative expenses and total other general and administrative expenses increased $0.3 million and our expenses waived and reimbursed remained flat for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended		Percentage
(in thousands)	June 30, 2016	June 30, 2015	Change
Net realized gains (losses) on investments	$1,041	$(13,471)	NM	*
Net change in unrealized appreciation (depreciation) of investments	7,570	17,970	(58)%
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(74)	—	NM	*
Benefit (provision) for taxes	808	(636)	NM	*
Net realized and unrealized gains (losses)	$9,345	$3,863	NM	*

*	Not meaningful.

Our net realized and unrealized gains resulted in a net gain of approximately $9.3 million for the six months ended June 30, 2016 compared to net realized losses and unrealized gains resulting in a net gain of approximately $3.9 million for the same period in 2015. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the six months ended June 30, 2016 was primarily driven by the overall increase in the market prices of our investments during the period. The benefit for income taxes was attributable to three equity investments that are held as of June 30, 2016 in three of our corporate subsidiaries.
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
Since our IPO, and through June 30, 2016, we raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of our common stock sold in the additional offerings.
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
At June 30, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $34.5 million and $30.1 million, respectively. Our cash provided by operating activities during the six months ended June 30, 2016 and June 30, 2015 was approximately $72.6 million and $142.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$2.4	$2.5	$5.0	$5.4
Non-usage fee	$0.2	$0.1	$0.3	$0.2
Amortization of financing costs	$0.4	$0.4	$0.8	$0.8
Weighted average interest rate	2.7%	2.6%	2.7%	2.6%
Effective interest rate	3.4%	3.2%	3.3%	3.1%
Average debt outstanding	$348.0	$374.2	$371.4	$411.6
As of June 30, 2016 and December 31, 2015, the outstanding balance on the Holdings Credit Facility was $348.0 million and $419.3 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of June 30, 2016, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Interest expense	$0.5		$0.5		$1.2		$0.7
Non-usage fee	$—	(1)	$—	(1)	$—	(1)	$0.1
Amortization of financing costs	$0.1		$0.1		$0.2		$0.2
Weighted average interest rate	2.9%		2.7%		2.9%		2.7%
Effective interest rate	3.7%		3.5%		3.5%		3.7%
Average debt outstanding	$72.7		$67.1		$82.8		$49.5

(1)	For the three months ended June 30, 2016 and June 30, 2015 and the six months ended June 30, 2016, the total non-usage fee was less than $50 thousand.
As of June 30, 2016 and December 31, 2015, the outstanding balance on the NMFC Credit Facility was $87.0 million and $90.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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

The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of June 30, 2016.

June 30, 2016
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at June 30, 2016	11.7%
Conversion rate at June 30, 2016(1)(2)	63.2794
Conversion price at June 30, 2016(2)(3)	$15.80
Last conversion price calculation date	June 3, 2016

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2016 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$1.5	$1.5	$2.9	$2.9
Amortization of financing costs	$0.2	$0.2	$0.4	$0.4
Effective interest rate	5.7%	5.7%	5.7%	5.7%
As of June 30, 2016 and December 31, 2015, the outstanding balance on the Convertible Notes was $115.0 million and $115.0 million, respectively, and NMFC was in compliance with the terms of the Indenture.

Unsecured Notes—On May 6, 2016, we issued $50.0 million in aggregate principal amount of five-year senior unsecured notes that mature on May 15, 2021 (the “Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016 (the “NPA”), to an institutional investor in a private placement. The Unsecured Notes rank pari-passu with our other unsecured indebtedness, including our Convertible Notes. The Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, starting on November 15, 2016. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we also has the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the Unsecured Notes at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Internal Revenue Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under our other indebtedness or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2016, the outstanding balance on the Unsecured Notes was $50.0 million and we were in compliance with the terms of the NPA.
Interest expense incurred on the Unsecured Notes for the three and six months ended June 30, 2016 was $0.4 million and $0.4 million, respectively. Amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2016 was less than $50 thousand, respectively. The effective interest rate for the three and six months ended June 30, 2016 was 5.8% and 5.8%, respectively.
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
As of June 30, 2016 and December 31, 2015, SBIC LP had regulatory capital of $72.4 million and $72.4 million, respectively, and SBA-guaranteed debentures outstanding of $121.7 million and $117.7 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our fixed-rate SBA-guaranteed debentures as of June 30, 2016.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
Interim SBA-guaranteed debentures:
	September 1, 2026(1)	1.0	0.950%	0.742%
	September 1, 2026(1)	3.0	0.907%	0.742%
Total SBA-guaranteed debentures		$121.7

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in September 2016.

Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Interest expense	$0.9	$0.3		$1.8	$0.4
Amortization of financing costs	$0.1	$—	(1)	$0.2	$0.1
Weighted average interest rate	3.2%	2.5%		3.1%	1.9%
Effective interest rate	3.5%	2.8%		3.4%	2.2%
Average debt outstanding	$118.0	$47.1		$117.9	$42.3

(1)	For the three months ended June 30, 2015, the total amortization of financing costs was less than $50 thousand.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2016 and December 31, 2015, SBIC LP was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2016 and December 31, 2015, we had outstanding commitments to third parties to fund investments totaling $13.8 million and $26.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2016 and December 31, 2015, we had commitment letters to purchase debt investments in an aggregate par amount of $25.0 million and $0, respectively. As of June 30, 2016 and December 31, 2015, we had not entered into any bridge financing commitments which could require funding in the future.
As of June 30, 2016 and December 31, 2015, we had unfunded commitments related to our equity investment in SLP II of $51,610 and $0, respectively, which may be funded at our discretion.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2016 is as follows:

	Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$348.0	$—	$—	$348.0	$—
SBA-guaranteed debentures(2)	121.7	—	—	—	121.7
Convertible Notes(3)	115.0	—	—	115.0	—
NMFC Credit Facility(4)	87.0	—	—	87.0	—
Unsecured Notes(5)	50.0	—	—	50.0
Total Contractual Obligations	$721.7	$—	$—	$600.0	$121.7

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($348.0 million as of June 30, 2016) must be repaid on or before December 18, 2019. As of June 30, 2016, there was approximately $147.0 million of possible capacity remaining under the Holdings Credit Facility.

(2)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(3)	The $115.0 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(4)
Under the terms of the $122.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($87.0 million as of June 30, 2016) must be repaid on or before June 4, 2019. As of June 30, 2016, there was approximately $35.5 million of possible capacity remaining under the NMFC Credit Facility.

(5)	The $50.0 million Unsecured Notes will mature on May 15, 2021 unless earlier repurchased.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the six months ended June 30, 2016 totaled $43.4 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the six months ended June 30, 2016 and the years ended December 31, 2015 and December 31, 2014:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2016
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	$0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
				$0.68
December 31, 2015
Fourth Quarter	November 3, 2015	December 16, 2015	December 30, 2015	$0.34
Third Quarter	August 4, 2015	September 16, 2015	September 30, 2015	0.34
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
				$1.36
December 31, 2014
Fourth Quarter	November 4, 2014	December 16, 2014	December 30, 2014	$0.34
Third Quarter	August 5, 2014	September 16, 2014	September 30, 2014	0.34
Third Quarter	July 30, 2014	August 20, 2014	September 3, 2014	0.12	(1)
Second Quarter	May 6, 2014	June 16, 2014	June 30, 2014	0.34
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	0.34
				$1.48

(1)	Special dividend related to estimated realized capital gains attributable to the Predecessor Operating Company's warrant investments in Learning Care Group (US), Inc.
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

•
We have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2016 approximately $0.4 million and $0.9 million, respectively of indirect administrative expenses were included in administrative expenses, of which $0 and $0.3 million, respectively of indirect administrative expenses were waived by the Administrator. As of June 30, 2016, approximately $0.3 million of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.

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
We are subject to certain financial market risks, such as interest rate fluctuations. During the six months ended June 30, 2016, certain of the loans held in our portfolio have floating interest rates. As of June 30, 2016, approximately 87.2% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 12.8% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2016. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and convertible notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2016. Interest expense on our floating rate credit facilities are calculated using the interest rate as of June 30, 2016, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2016. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2016, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.96%	(1)
Base Interest Rate	—%
+100 Basis Points	2.14%
+200 Basis Points	9.24%
+300 Basis Points	16.64%

(1)	Limited to the lesser of the June 30, 2016 LIBOR rates or a decrease of 25 basis points.
We were not exposed to any foreign currency exchange risks as of June 30, 2016.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended June 30, 2016.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended June 30, 2016, as a part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 125,436 shares of our common stock for $1.6 million in the open market in order to satisfy the reinvestment portion of our dividends. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the quarter ended June 30, 2016.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	or Programs	the Plans or Programs
April 2016	125,436	$12.65	—	$—
May 2016	—	—	—	—
June 2016	—	—	—	—
Total	125,436	$12.65	—
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

The following table outlines repurchases of our common stock under our stock repurchase program during the quarter ended June 30, 2016.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share(1)	or Programs	the Plans or Programs
April 2016	—	$—	—	$48,567
May 2016	62,319	12.29	62,319	47,801
June 2016	61,230	12.23	61,230	47,052
Total	123,549	$12.26	123,549

(1)	Amount includes commissions paid.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits
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

10.6
Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(10)

10.7
Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Issuing Bank(12)

10.8
Commitment Increase Agreement, dated March 23, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Issuing Bank(13)

10.9
Commitment Increase Agreement, dated May 4, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Issuing Bank(14)

10.10	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)

10.11	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.12	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)

10.13	Second Amended and Restated Administration Agreement(11)

10.14	Form of Trademark License Agreement(1)

Exhibit Number	Description
10.15	Amendment No. 1 to Trademark License Agreement(4)

10.16	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.17	Dividend Reinvestment Plan(2)

10.18	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(14)

10.19	Form of Note Purchase Agreement relating to 5.313% Senior Notes due 2021, dated as of May 4, 2016, by and between New Mountain Finance Corporation and the purchaser party thereto(14)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on December 23, 2014.

(10)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on January 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 5, 2015.

(12)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 30, 2015.

(13)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on March 29, 2016.

(14)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 4, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2016.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)