Form 10-Q
period 2016-09-30
New Mountain Finance Corp
filed 2016-11-08
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of November 8, 2016
Common stock, par value $0.01 per share	69,614,858

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,413,930 and $1,438,415, respectively)	$1,353,097	$1,377,515
Non-controlled/affiliated investments (cost of $45,472 and $89,047, respectively)	46,684	87,287
Controlled investments (cost of $105,353 and $41,254, respectively)	119,198	47,422
Total investments at fair value (cost of $1,564,755 and $1,568,716, respectively)	1,518,979	1,512,224
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	28,673	29,704
Cash and cash equivalents	49,794	30,102
Interest and dividend receivable	16,654	13,832
Receivable from affiliates	845	360
Other assets	2,235	1,924
Total assets	$1,617,180	$1,588,146
Liabilities
Borrowings
Holdings Credit Facility	$308,913	$419,313
Convertible Notes	155,552	115,000
SBA-guaranteed debentures	121,745	117,745
Unsecured Notes	90,000	—
NMFC Credit Facility	42,500	90,000
Deferred financing costs (net of accumulated amortization of $11,268 and $8,822, respectively)	(15,038)	(13,992)
Net borrowings	703,672	728,066
Payable for unsettled securities purchased	45,690	5,441
Management fee payable	5,781	5,466
Incentive fee payable	5,432	5,622
Interest payable	4,370	2,343
Deferred tax liability	857	1,676
Payable to affiliates	567	564
Other liabilities	2,599	2,060
Total liabilities	768,968	751,238
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 64,005,387 and 64,005,387 shares issued, respectively, and 63,864,858 and 64,005,387 shares outstanding, respectively	640	640
Paid in capital in excess of par	899,996	899,713
Treasury stock at cost, 140,529 and 0 shares held, respectively	(1,707)	—
Accumulated undistributed net investment income	4,197	4,164
Accumulated undistributed net realized gains on investments	3,533	1,342
Net unrealized (depreciation) appreciation (net of provision for taxes of $857 and $1,676, respectively)	(58,447)	(68,951)
Total net assets	$848,212	$836,908
Total liabilities and net assets	$1,617,180	$1,588,146
Number of shares outstanding	63,864,858	64,005,387
Net asset value per share	$13.28	$13.08

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Investment income
From non-controlled/non-affiliated investments:
Interest income	$34,735	$31,628	$106,743	$97,249
Dividend income	83	(509)	175	(407)
Other income	2,557	1,619	4,776	3,496
From non-controlled/affiliated investments:
Interest income	720	1,594	3,929	3,820
Dividend income	1,061	892	2,868	2,701
Other income	284	1,020	902	1,642
From controlled investments:
Interest income	462	517	1,447	1,487
Dividend income	1,919	673	3,380	1,864
Other income	13	13	80	36
Total investment income	41,834	37,447	124,300	111,888
Expenses
Incentive fee	5,432	5,034	16,266	14,969
Capital gains incentive fee	—	(490)	—	—
Total incentive fees	5,432	4,544	16,266	14,969
Management fee	6,883	6,373	20,537	19,039
Interest and other financing expenses	7,171	5,788	20,544	16,863
Professional fees	723	808	2,461	2,456
Administrative expenses	586	647	2,054	1,804
Other general and administrative expenses	390	370	1,206	1,252
Total expenses	21,185	18,530	63,068	56,383
Less: management fee waived (See Note 5)	(1,102)	(1,237)	(3,662)	(3,866)
Less: expenses waived and reimbursed (See Note 5)	—	(333)	(347)	(733)
Net expenses	20,083	16,960	59,059	51,784
Net investment income before income taxes	21,751	20,487	65,241	60,104
Income tax expense (benefit)	22	(172)	113	130
Net investment income	21,729	20,659	65,128	59,974
Net realized gains (losses):
Non-controlled/non-affiliated investments	1,150	(37)	2,191	(13,508)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,837	(8,360)	2,955	2,148
Non-controlled/affiliated investments	109	313	84	1,041
Controlled investments	(800)	(2,190)	7,677	4,544
Securities purchased under collateralized agreements to resell	(957)	—	(1,031)	—
Benefit (provision) for taxes	11	(581)	819	(1,217)
Net realized and unrealized gains (losses)	3,350	(10,855)	12,695	(6,992)
Net increase in net assets resulting from operations	$25,079	$9,804	$77,823	$52,982
Basic earnings per share	$0.39	$0.17	$1.22	$0.91
Weighted average shares of common stock outstanding - basic (See Note 11)	63,758,062	58,725,338	63,843,730	58,269,543
Diluted earnings per share	$0.37	$0.17	$1.14	$0.86
Weighted average shares of common stock outstanding - diluted (See Note 11)	71,145,932	66,002,469	71,158,044	65,514,142
Dividends declared and paid per share	$0.34	$0.34	$1.02	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$65,128	$59,974
Net realized gains (losses) on investments	2,191	(13,508)
Net change in unrealized appreciation (depreciation) of investments	10,716	7,733
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(1,031)	—
Benefit (provision) for taxes	819	(1,217)
Net increase in net assets resulting from operations	77,823	52,982
Capital transactions
Net proceeds from shares sold	—	79,415
Deferred offering costs	38	(285)
Dividends declared to stockholders from net investment income	(65,095)	(59,240)
Reinvestment of dividends	1,486	3,655
Repurchase of shares under repurchase program	(2,948)	—
Total net (decrease) increase in net assets resulting from capital transactions	(66,519)	23,545
Net increase in net assets	11,304	76,527
Net assets at the beginning of the period	836,908	802,170
Net assets at the end of the period	$848,212	$878,697

Capital share activity
Shares sold	—	5,750,000
Shares issued from reinvestment of dividends	—	257,497
Shares reissued from repurchase program in connection with reinvestment of dividends	107,970	—
Shares repurchased under repurchase program	(248,499)	—
Net (decrease) increase in shares outstanding	(140,529)	6,007,497

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$77,823	$52,982
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(2,191)	13,508
Net change in unrealized (appreciation) depreciation of investments	(10,716)	(7,733)
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	1,031	—
Amortization of purchase discount	(2,342)	(1,787)
Amortization of deferred financing costs	2,446	2,180
Non-cash investment income	(5,101)	(4,374)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(336,310)	(397,745)
Proceeds from sales and paydowns of investments	352,607	344,753
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	86	157
Cash paid for purchase of drawn portion of revolving credit facilities	—	(3,227)
Cash paid on drawn revolvers	(10,899)	(1,160)
Cash repayments on drawn revolvers	8,111	4,299
Interest and dividend receivable	(2,822)	(4,156)
Receivable from affiliates	(485)	119
Receivable from unsettled securities sold	—	4,243
Other assets	(299)	(329)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	40,249	(24,032)
Management fee payable	315	(8)
Incentive fee payable	(190)	231
Interest payable	2,027	1,367
Deferred tax liability	(819)	1,217
Payable to affiliates	3	(688)
Other liabilities	311	(735)
Net cash flows provided by (used in) operating activities	112,835	(20,918)
Cash flows from financing activities
Net proceeds from shares sold	—	79,415
Dividends paid	(63,609)	(55,585)
Offering costs paid	(155)	(141)
Proceeds from Holdings Credit Facility	128,500	246,330
Repayment of Holdings Credit Facility	(238,900)	(328,900)
Proceeds from Convertible Notes	40,552	—
Proceeds from SBA-guaranteed debentures	4,000	66,295
Proceeds from Unsecured Notes	90,000	—
Proceeds from NMFC Credit Facility	156,500	101,300
Repayment of NMFC Credit Facility	(204,000)	(83,800)
Deferred financing costs paid	(3,083)	(2,829)
Repurchase of shares under repurchase program	(2,948)	—
Net cash flows (used in) provided by financing activities	(93,143)	22,085
Net increase in cash and cash equivalents	19,692	1,167
Cash and cash equivalents at the beginning of the period	30,102	23,445
Cash and cash equivalents at the end of the period	$49,794	$24,612
Supplemental disclosure of cash flow information
Cash interest paid	$15,975	$12,764
Income taxes paid	11	151
Non-cash operating activities:
Non-cash activity on investments	$167	$60,652
Non-cash financing activities:
Value of shares reissued from repurchase program in connection with dividend reinvestment plan	$1,486	$—
Value of shares issued in connection with dividend reinvestment plan	—	3,655
Accrual for offering costs	576	739
Accrual for deferred financing costs	371	103

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (L + 7.00%/M)	9/23/2019	$6,826	$6,801	$6,732	0.79%
Total Funded Debt Investments - Australia				$6,826	$6,801	$6,732	0.79%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (L + 9.25%/Q)	7/30/2020	$24,630	$24,356	$18,349
	Second lien (3)	10.50% (L + 9.25%/Q)	7/30/2020	8,204	8,330	6,112
				32,834	32,686	24,461	2.88%
Total Funded Debt Investments - Luxembourg				$32,834	$32,686	$24,461	2.88%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien (3)	10.13% (L + 9.13%/Q)	2/17/2023	$10,000	$9,353	$9,550	1.13%
Total Funded Debt Investments - Netherlands				$10,000	$9,353	$9,550	1.13%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.50% (L + 9.50%/Q)	1/31/2023	$32,500	$31,793	$30,265	3.57%
Total Funded Debt Investments - United Kingdom				$32,500	$31,793	$30,265	3.57%
Funded Debt Investments - United States
TIBCO Software Inc.
Software	First lien (2)	6.50% (L + 5.50%/M)	12/4/2020	$29,550	$28,459	$29,221
	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,647	13,425
				44,550	43,106	42,646	5.03%
Hill International, Inc.
Business Services	First lien (2)	7.75% (L + 6.75%/M)	9/28/2020	41,650	41,233	41,650	4.91%
Deltek, Inc.
Software	Second lien (3)	9.50% (L + 8.50%/Q)	6/26/2023	21,000	20,987	21,289
	Second lien (2)	9.50% (L + 8.50%/Q)	6/26/2023	20,000	19,634	20,275
				41,000	40,621	41,564	4.90%
AssuredPartners, Inc.
Business Services	Second lien (2)	10.00% (L + 9.00%/M)	10/20/2023	20,000	19,263	19,925
	Second lien (3)	10.00% (L + 9.00%/M)	10/20/2023	20,200	19,462	20,124
				40,200	38,725	40,049	4.72%
Navex Global, Inc.
Software	First lien (4)	5.98% (L + 4.75%/Q)	11/19/2021	4,574	4,539	4,505
	First lien (2)	5.98% (L + 4.75%/Q)	11/19/2021	2,589	2,568	2,550
	Second lien (4)	10.30% (L + 8.75%/Q)	11/18/2022	18,187	17,978	17,642
	Second lien (3)	10.30% (L + 8.75%/Q)	11/18/2022	15,313	14,845	14,853
				40,663	39,930	39,550	4.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Kronos Incorporated
Software	Second lien (2)	9.75% (L + 8.50%/Q)	4/30/2020	$32,632	$32,464	$33,350
	Second lien (3)	9.75% (L + 8.50%/Q)	4/30/2020	4,999	4,964	5,109
				37,631	37,428	38,459	4.53%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)	10.50% (Base + 8.00%/Q)	5/12/2019	40,000	39,894	38,175	4.50%
ProQuest LLC
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	12/15/2022	35,000	34,357	35,000	4.13%
Ascend Learning, LLC
Education	Second lien (3)	9.50% (L + 8.50%/Q)	11/30/2020	35,227	34,877	34,875	4.11%
Redbox Automated Retail, LLC
Consumer Services	First lien (2)	8.50% (L + 7.50%/Q)	9/27/2021	35,000	34,475	34,475	4.06%
Valet Waste Holdings, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/Q)	9/24/2021	29,700	29,381	29,700
	First lien (3)(11) - Drawn	8.00% (L + 7.00%/Q)	9/24/2021	2,250	2,222	2,250
				31,950	31,603	31,950	3.77%
PetVet Care Centers LLC
Consumer Services	Second lien (3)	10.25% (L + 9.25%/Q)	6/17/2021	24,000	23,812	24,000
	Second lien (3)	10.50% (L + 9.50%/Q)	6/17/2021	6,500	6,441	6,561
				30,500	30,253	30,561	3.60%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.25% (L + 6.25%/Q)	4/20/2021	19,355	19,200	19,355
	First lien (2)	7.25% (L + 6.25%/Q)	4/20/2021	7,813	7,664	7,813
	First lien (4)(11) - Drawn	7.25% (L + 6.25%/Q)	4/20/2021	2,684	2,660	2,684
	First lien (4)(11) - Drawn	7.25% (L + 6.25%/Q)	4/20/2021	113	111	113
				29,965	29,635	29,965	3.53%
CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/Q)	12/19/2020	29,720	29,541	29,795	3.51%
Integro Parent Inc.
Business Services	First lien (2)	6.75% (L + 5.75%/Q)	10/31/2022	19,856	19,500	19,557
	Second lien (3)	10.25% (L + 9.25%/Q)	10/30/2023	10,000	9,908	9,650
				29,856	29,408	29,207	3.45%
Marketo, Inc.
Software	First lien (3)	10.50% (L + 9.50%/Q)	8/16/2021	26,820	26,426	26,418	3.12%
Ryan, LLC
Business Services	First lien (2)	6.75% (L + 5.75%/M)	8/7/2020	26,250	25,935	26,046	3.07%
DigiCert Holdings, Inc.
Software	First lien (2)	6.00% (L + 5.00%/Q)	10/21/2021	24,813	24,167	24,750	2.92%
Severin Acquisition, LLC
Software	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	15,000	14,869	15,000
	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	4,154	4,116	4,154
	Second lien (4)	10.25% (L + 9.25%/Q)	7/29/2022	3,273	3,242	3,305
	Second lien (3)	10.25% (L + 9.25%/Q)	7/29/2022	1,825	1,807	1,843
	Second lien (4)	10.25% (L + 9.25%/Q)	7/29/2022	300	297	303
				24,552	24,331	24,605	2.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)	10.75% (L + 9.75%/M)	4/20/2023	$25,000	$24,580	$24,562	2.90%
AAC Holding Corp.
Education	First lien (2)	8.25% (L + 7.25%/M)	9/30/2020	24,432	24,128	24,188	2.85%
Pelican Products, Inc.
Business Products	Second lien (3)	9.25% (L + 8.25%/Q)	4/9/2021	15,500	15,509	14,648
	Second lien (2)	9.25% (L + 8.25%/Q)	4/9/2021	10,000	10,109	9,450
				25,500	25,618	24,098	2.84%
EN Engineering, LLC
Business Services	First lien (2)	7.00% (L + 6.00%/Q)	6/30/2021	21,161	20,985	21,161
	First lien (2)(11) - Drawn	7.67% (Base + 5.55%/Q)	6/30/2021	2,194	2,174	2,194
				23,355	23,159	23,355	2.75%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (L + 6.50%/Q)	11/13/2017	23,277	23,145	23,160	2.73%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	9.75% (L + 8.75%/Q)	11/19/2019	19,895	19,895	19,895
	First lien (3)	9.75% (L + 8.75%/Q)	11/19/2019	2,158	2,158	2,158
	First lien (4)	9.75% (L + 8.75%/Q)	11/19/2019	605	605	605
				22,658	22,658	22,658	2.67%
Vision Solutions, Inc.
Software	First lien (2)	7.50% (L + 6.50%/Q)	6/16/2022	22,500	22,284	22,388	2.64%
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (4)	10.25% (L + 9.25%/Q)	7/14/2022	21,500	21,260	21,500
	Second lien (3)	10.25% (L + 9.25%/Q)	7/14/2022	500	494	500
				22,000	21,754	22,000	2.59%
Weston Solutions, Inc.
Business Services	Subordinated (4)	16.00%/Q	7/3/2019	20,000	20,000	20,600	2.43%
IT'SUGAR LLC
Retail	First lien (4)	10.50% (L + 9.50%/Q)	10/23/2019	20,843	20,193	20,032	2.36%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%/S	12/15/2018	25,000	25,000	18,040
	First lien (3)	12.25%/S	12/15/2018	2,660	2,186	1,919
				27,660	27,186	19,959	2.35%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	7/2/2021	17,676	17,531	17,676
	First lien (3)(11) - Drawn	7.75% (P + 4.25%/Q)	7/2/2021	2,091	2,070	2,091
				19,767	19,601	19,767	2.33%
Aricent Technologies
Business Services	Second lien (2)	9.50% (L + 8.50%/Q)	4/14/2022	20,000	19,922	16,250
	Second lien (3)	9.50% (L + 8.50%/Q)	4/14/2022	2,500	2,234	2,031
				22,500	22,156	18,281	2.16%
First American Payment Systems, L.P.
Business Services	Second lien (2)	10.75% (L + 9.50%/M)	4/12/2019	18,643	18,468	18,037	2.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Project Alpha Intermediate Holding, Inc.
Software	First lien (2)	9.25% (L + 8.25%/Q)	8/22/2022	$18,000	$17,823	$17,820	2.10%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)	8.25% (L + 7.25%/Q)	8/4/2022	17,820	17,665	17,820	2.10%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (L + 8.25%/M)	7/23/2020	18,500	18,372	17,726	2.09%
Confie Seguros Holding II Co.
Consumer Services	Second lien (2)	11.50% (P + 8.00%/Q)	5/8/2019	17,457	17,445	17,340	2.05%
YP Holdings LLC / Print Media Holdings LLC (12)
YP LLC / Print Media LLC
Media	First lien (2)	12.25% (L + 11.00%/M)	6/4/2018	16,285	16,198	15,959	1.88%
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)
Software	First lien (2)	6.00% (L + 5.00%/Q)	11/4/2020	1,945	1,933	1,890
	Second lien (2)	9.25% (L + 8.25%/Q)	11/4/2021	14,000	13,427	13,230
				15,945	15,360	15,120	1.78%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.50% (L + 9.50%/M)	10/19/2023	15,000	14,639	14,850	1.75%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)	9.00% (L + 8.00%/M)	7/15/2021	12,696	12,604	12,602
	First lien (4)	9.00% (L + 8.00%/M)	7/15/2021	2,116	2,101	2,100
				14,812	14,705	14,702	1.73%
SW Holdings, LLC
Business Services	Second lien (4)	9.75% (L + 8.75%/Q)	12/30/2021	14,265	14,143	14,265	1.68%
Poseidon Intermediate, LLC
Software	Second lien (2)	9.50% (L + 8.50%/Q)	8/15/2023	13,000	12,824	13,000	1.53%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	6,479	6,434	6,479
	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	3,089	3,070	3,089
	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	997	990	997
				10,565	10,494	10,565	1.25%
PowerPlan Holdings, Inc.
Software	Second lien (2)	10.75% (L + 9.75%/M)	2/23/2023	10,000	9,914	10,000	1.18%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)	8.25% (L + 7.25%/M)	9/8/2022	10,000	9,900	9,900	1.17%
Quest Software US Holdings Inc.
Software	First lien (2)	7.00% (L + 6.00%/Q)	10/31/2023	10,000	9,850	9,850	1.16%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	9,700	9,516	8,876	1.05%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/Q)	12/20/2019	9,000	8,891	8,550	1.01%
J.D. Power and Associates
Business Services	Second lien (3)	9.50% (L + 8.50%/Q)	9/7/2024	7,000	6,895	7,105	0.84%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%/S(8)	1/15/2018	24,357	24,444	7,064	0.83%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated (3)	10.00% (L + 9.00%/Q)	8/31/2021	$7,000	$6,931	$6,969	0.82%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (L + 7.50%/Q)	4/21/2017	6,396	6,383	6,140	0.72%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	3/1/2024	5,000	4,763	5,600	0.66%
VF Holding Corp.
Software	Second lien (3)	10.00% (L + 9.00%/Q)	6/28/2024	5,000	4,951	4,950	0.58%
Immucor, Inc.
Healthcare Services	Subordinated (2)(9)	11.13%/S	8/15/2019	5,000	4,970	4,738	0.56%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	9.75% (L + 8.75%/Q)	5/23/2020	4,000	3,924	4,025	0.48%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	13.25% (P + 9.75%/Q) (8)	10/9/2019	28,300	28,011	2,830
	Second lien (3)	13.25% (P + 9.75%/Q) (8)	10/9/2019	9,564	2,889	956
				37,864	30,900	3,786	0.45%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (3)	9.25% (L + 8.25%/Q)	3/10/2022	2,500	2,481	2,488	0.29%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	2,348	0.28%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,937	2,110	0.25%
Education Management Corporation (19)
Education Management II LLC
Education	First lien (2)	5.50% (L + 4.50%/Q)	7/2/2020	250	240	68
	First lien (3)	5.50% (L + 4.50%/Q)	7/2/2020	141	135	39
	First lien (2)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	459	405	25
	First lien (3)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	259	229	14
				1,109	1,009	146	0.02%
Total Funded Debt Investments - United States				$1,294,057	$1,271,202	$1,216,637	143.44%
Total Funded Debt Investments				$1,376,217	$1,351,835	$1,287,645	151.81%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (3)(17)	12.00% (10.00% + 2.00% PIK/Q)*	—	52,843	$52,303	$52,843	6.23%
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)	—	—	5,290,997	5,291	3,028	0.36%
TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)	—	—	200	2,000	2,664	0.31%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (4)	—	—	100	1,000	1,151
	Preferred shares (4)	—	—	16	158	181
	Preferred shares (4)	—	—	6	68	70
					1,226	1,402	0.16%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ancora Acquisition LLC
Education	Preferred shares (6)	—	—	372	$83	$393	0.05%
Education Management Corporation (19)
Education	Preferred shares (2)	—	—	3,331	200	1
	Preferred shares (3)	—	—	1,879	113	1
	Ordinary shares (2)	—	—	2,994,065	100	18
	Ordinary shares (3)	—	—	1,688,976	56	10
					469	30	—%
Total Shares - United States					$61,372	$60,360	7.11%
Warrants - United States
YP Holdings LLC / Print Media Holdings LLC (12)
YP Equity Investors LLC
Media	Warrants (5)	—	5/8/2022	5	$—	$3,628	0.42%
IT'SUGAR LLC
Retail	Warrants (3)	—	10/23/2025	94,672	817	752	0.09%
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	5/5/2026	622	37	739	0.09%
Ancora Acquisition LLC
Education	Warrants (6)	—	8/12/2020	20	—	—	—%
Total Warrants - United States					$854	$5,119	0.60%
Total Funded Investments					$1,414,061	$1,353,124	159.52%
Unfunded Debt Investments - United States
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	$2,700	$(27)	$—
	First lien (4)(11) - Undrawn	—	3/30/2018	387	(8)	—
	First lien (2)(11) - Undrawn	—	6/22/2018	1,644	(33)	—
				4,731	(68)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	7/2/2021	9	—	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(11) - Undrawn	—	8/4/2021	1,000	(10)	—	—%
EN Engineering, LLC
Business Services	First lien (2)(11) - Undrawn	—	12/30/2016	1,368	(7)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	9/24/2021	1,500	(19)	—	—%
Marketo, Inc.
Software	First lien (3)(11) - Undrawn	—	8/16/2021	1,788	(27)	(27)	—%
Total Unfunded Debt Investments				$10,396	$(131)	$(27)	—%
Total Non-Controlled/Non-Affiliated Investments					$1,413,930	$1,353,097	159.52%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Affiliated Investments(21)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Education	Subordinated (3)	8.50% PIK/Q*	6/9/2020	$4,036	$4,030	$4,036
	Subordinated (2)	10.00% PIK/Q*	6/9/2020	14,785	14,785	12,242
	Subordinated (3)	10.00% PIK/Q*	6/9/2020	3,637	3,637	3,012
				22,458	22,452	19,290	2.28%
Total Funded Debt Investments - United States				$22,458	$22,452	$19,290	2.28%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)	—	—	—	$23,000	$23,000	2.71%
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)	—	—	123,968	11	2,357
	Ordinary shares (2)	—	—	107,143	9	2,037
					20	4,394	0.52%
Total Shares - United States					$23,020	$27,394	3.23%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Undrawn	—	6/9/2020	$4,881	$—	$—	—%
Total Unfunded Debt Investments				$4,881	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$45,472	$46,684	5.51%
Controlled Investments(22)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)	8.50% (L + 7.50%/Q)	1/13/2019	$10,846	$10,846	$10,846
	First lien (2)	9.50% (L + 7.50% + 1.00% PIK/Q)*	1/13/2019	4,772	4,772	4,772
	Subordinated (2)	15.00% PIK/Q*	7/13/2019	1,663	1,663	1,663
	Subordinated (3)	15.00% PIK/Q*	7/13/2019	995	995	995
				18,276	18,276	18,276	2.15%
Total Funded Debt Investments - United States				$18,276	$18,276	$18,276	2.15%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)	—	—	—	$47,640	$47,640	5.62%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(18)	—	—	18,426,531	16,046	16,252
	Preferred shares (3)(18)	—	—	5,092,217	4,434	4,491
	Ordinary shares (2)	—	—	2,096,477	1,925	12,566
	Ordinary shares (3)	—	—	579,366	532	3,473
					22,937	36,782	4.34%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2016
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(10)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
New Mountain Net Lease Corporation
Net Lease	Ordinary shares (3)	—	—	165,000	$16,500	$16,500	1.94%
Total Shares - United States					$87,077	$100,922	11.90%
Total Funded Investments					$105,353	$119,198	14.05%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien (3)(11) - Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments				$2,806	$—	$—	—%
Total Controlled Investments					$105,353	$119,198	14.05%
Total Investments					$1,564,755	$1,518,979	179.08%

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

(10)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2016.

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

(13)
The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 4.77% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC) and holds a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.

(14)
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
September 30, 2016
(in thousands, except shares)
(unaudited)

(15)
The Company holds investments in TWDiamondback Holdings Corp. and one related entity of TWDiamondback Holdings Corp. The Company holds preferred equity in TWDiamondback Holdings Corp. and holds a first lien last out term loan and a delayed draw term loan in Diamondback Drugs of Delaware LLC, a wholly-owned subsidiary of TWDiamondback Holdings Corp.

(16)
The Company holds investments in Edmentum Ultimate Holdings, LLC and its related entities. The Company holds subordinated notes and ordinary equity in Edmentum Ultimate Holdings, LLC and holds a second lien revolver in Edmentum, Inc. and Archipelago Learning, Inc., which are wholly-owned subsidiaries of Edmentum Ultimate Holdings, LLC.

(17)	Total shares reported assumes shares issued for the capitalization of payment-in-kind ("PIK") interest. Actual shares owned total 50,000 as of September 30, 2016.

(18)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(19)
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

(20)	The Company holds equity investments in TW-NHME Holdings Corp., as well as a second lien term loan investment in National HME, Inc., a wholly-owned subsidiary of TW-NHME Holdings Corp.

(21)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2015 and September 30, 2016 along with transactions during the nine months ended September 30, 2016 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2015	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2016	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$22,782	$5,587	$(4,002)	$—	$(683)	$23,684	$1,686	$—	$—
NMFC Senior Loan Program I LLC	21,914	—	—	—	1,086	23,000	—	2,868	877
Tenawa Resource Holdings LLC	42,591	16	(42,288)	—	(319)	—	2,243	—	25
Total Non-Controlled/Affiliated Investments	$87,287	$5,603	$(46,290)	$—	$84	$46,684	$3,929	$2,868	$902

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2016
(in thousands, except shares)
(unaudited)

(22)
Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2015 and September 30, 2016 along with transactions during the nine months ended September 30, 2016 in which the issuer was a controlled investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2015	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2016	Interest Income	Dividend Income	Other Income
New Mountain Net Lease Corporation	$—	$16,500	$—	$—	$—	$16,500	$—	$—	$—
NMFC Senior Loan Program II LLC	—	47,640	—	—	—	47,640	—	1,151	—
UniTek Global Services, Inc.	47,422	2,558	(2,599)	—	7,677	55,058	1,447	2,229	80
Total Controlled Investments	$47,422	$66,698	$(2,599)	$—	$7,677	$119,198	$1,447	$3,380	$80

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2016, 8.8% of the Company’s total assets were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2016
(unaudited)

September 30, 2016
Investment Type	Percent of Total Investments at Fair Value
First lien	42.71%
Second lien	38.83%
Subordinated	5.70%
Equity and other	12.76%
Total investments	100.00%

September 30, 2016
Industry Type	Percent of Total Investments at Fair Value
Software	27.71%
Business Services	26.17%
Distribution & Logistics	7.51%
Consumer Services	7.40%
Education	6.23%
Healthcare Services	4.93%
Investment Fund	4.65%
Energy	4.49%
Federal Services	4.15%
Media	1.73%
Business Products	1.59%
Retail	1.37%
Net Lease	1.09%
Healthcare Information Technology	0.98%
Total investments	100.00%

September 30, 2016
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	88.13%
Fixed rates	11.87%
Total investments	100.00%

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

September 30, 2016
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
Since NMFC’s IPO, and through September 30, 2016, NMFC raised approximately $454,040 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.
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

The diagram below depicts the Company’s organizational structure as of September 30, 2016.

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2016, the Company’s top five industry concentrations were software, business services, distribution & logistics, consumer services and education.
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

a.
Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.	For investments other than bonds, the Company looks at the number of quotes readily available and performs the following procedures:

i.	Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained.

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

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.

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
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2016 and December 31, 2015, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $28,673 and $29,704, respectively, and collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $28,673 and $29,704, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690,000 and assets under management of approximately $716,590 as of December 31, 2015. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from the Company at the par value of the collateralized agreement once called upon by the Company or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by the Company but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of September 30, 2016, litigation is on-going in the state of New York and the Cayman Islands to resolve this matter. The collateralized agreement earned interest at a weighted average rate of 16.0% and 15.0% per annum as of September 30, 2016 and December 31, 2015, respectively.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2016 and December 31, 2015.
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
Non-accrual income:  Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.
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
For the three and nine months ended September 30, 2016, the Company recognized a total income tax (provision) benefit of approximately $(11) and $706, respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2016, the Company recorded current income tax expense of approximately $22 and $113, respectively, and deferred income tax benefit of approximately $11 and $819, respectively, which excludes a deferred tax (provision) benefit of $(188) and $34, respectively, attributable to one of the Company's consolidated subsidiaries. For the three and nine months ended September 30, 2015, the Company recognized a total provision for income taxes of approximately $409 and $1,347, respectively, for the Company’s consolidated subsidiaries.  For the three and nine months ended September 30, 2015, the Company recorded current income tax (benefit) expense of approximately $(172) and $130, respectively, and deferred income tax provision of approximately $581 and $1,217, respectively.
As of September 30, 2016 and December 31, 2015, the Company had $857 and $1,676, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP. As of September 30, 2016 and December 31, 2015, the Company had a deferred tax asset of $554 and $520, respectively, attributable to one of the Company’s consolidated subsidiaries primarily related to net operating losses.  The Company has determined that it is more likely than not that the subsidiary will have insufficient taxable income to realize some portion or all of the deferred tax asset.  As such, as of September 30, 2016 and December 31, 2015, a full valuation allowance of $554 and $520, respectively, has been recorded against the deferred tax asset.

The Company has adopted the Income Taxes topic of the Accounting Standards Codification Topic 740 (“ASC 740”). ASC 740 provides guidance for income taxes, including how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold through December 31, 2015. The 2013 through 2015 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Share repurchase plan—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time provided that it complies with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by the Company's board of directors, the Company expects the repurchase program to be in place until the earlier of December 31, 2016 or until $50,000 of the Company's outstanding shares of common stock have been repurchased. During the three and nine months ended September 30, 2016, the Company repurchased a total of 0 and 248,499 shares, respectively, of the Company's common stock in the open market for $0 and $2,948, respectively, including commissions paid.
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
Note 3. Investments
At September 30, 2016, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$673,021	$648,743
Second lien	628,537	589,827
Subordinated	90,874	86,614
Equity and other	172,323	193,795
Total investments	$1,564,755	$1,518,979
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$427,175	$420,899
Business Services	385,472	397,546
Distribution & Logistics	140,973	114,079
Consumer Services	111,740	112,341
Education	93,569	94,620
Healthcare Services	74,612	74,957
Investment Fund	70,640	70,640
Energy	96,815	68,226
Federal Services	62,993	63,120
Media	22,999	26,319
Business Products	25,618	24,098
Retail	21,010	20,784
Net Lease	16,500	16,500
Healthcare Information Technology	14,639	14,850
Total investments	$1,564,755	$1,518,979
At December 31, 2015, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$711,601	$670,023
Second lien	656,165	631,985
Subordinated	95,429	87,005
Equity and other	105,521	123,211
Total investments	$1,568,716	$1,512,224

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$384,805	$370,892
Business Services	367,109	368,409
Education	167,222	165,947
Distribution & Logistics	123,053	117,375
Federal Services	95,459	95,477
Consumer Services	69,250	68,269
Energy	96,717	65,521
Healthcare Services	66,923	63,255
Media	43,489	47,804
Healthcare Products	38,664	37,648
Business Products	35,188	33,420
Manufacturing	29,852	29,850
Investment Fund	23,000	21,914
Retail	21,032	21,000
Industrial Services	6,953	5,443
Total investments	$1,568,716	$1,512,224
During the third quarter of 2016, the Company placed its entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, the Company's investment in Transtar had an aggregate cost basis of $30,900, an aggregate fair value of $3,786 and total unearned interest income of $1,598 and $2,440 for the three and nine months then ended, respectively.
During the second quarter of 2016, the Company placed a portion of its first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, the portion of the Permian first lien position placed on non-accrual status represented an aggregate cost basis of $17,111, an aggregate fair value of $4,945 and total unearned interest income of $448 and $1,273 for the three and nine months then ended, respectively.
During the third quarter of 2016, the Company received notice that there would be no recovery of the oustanding principle and interest owed on its two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, the Company’s first lien positions in ATI had an aggregate cost of $1,528 and an aggregate fair value of $0 and no unearned interest income for the period then ended. The Company wrote off its first lien positions in ATI and recognized an aggregate realized loss of $1,528 during the three months ended September 30, 2016. As of September 30, 2016, the Company's preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of the Company's first lien positions in ATI, had an aggregate cost basis of $83 and an aggregate fair value of $393.
During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the Company’s investment in Edmentum had an aggregate cost basis of $30,771, an aggregate fair value of $15,575 and total unearned interest income of $438 for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Edmentum. Prior to the extinguishment in June 2015, the Company’s original investment in Edmentum had an aggregate cost of $31,636, an aggregate fair value of $16,437 and total unearned interest income of $851 for the six months ended June 30, 2015. The extinguishment resulted in a realized loss of $15,199.  Post restructuring, the Company’s investments in Edmentum have been restored to full accrual status.  As of September 30, 2016, the Company’s investments in Edmentum have an aggregate cost basis of $22,472 and an aggregate fair value of $23,684.
During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment in January 2015, the Company’s original investment in EDMC had an aggregate cost of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1,611.  Post restructuring, the Company’s investments in EDMC are income producing.  As of September 30, 2016, the Company’s investments in EDMC have an aggregate cost basis of $1,478 and an aggregate fair value of $176.
During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. (“UniTek”) on non-accrual status in anticipation of a voluntary petition for a “Pre-Packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on November 3, 2014. As of December 31, 2014, the Company’s investments in UniTek had an aggregate cost basis of $47,357, an aggregate fair value of $35,227 and total unearned interest income of $975 for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring.  The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment in January 2015, the Company’s original investments in UniTek had an aggregate cost of $52,902, an aggregate fair value of $40,137 and total unearned interest income of $68 for the period then ended. The extinguishment resulted in a realized loss of $12,765.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of September 30, 2016, the Company’s investments in UniTek have an aggregate cost basis of $41,213 and an aggregate fair value of $55,058.
As of September 30, 2016, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $13,926 and $0, respectively. As of September 30, 2016, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $4,157. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2016.
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
SLP I is capitalized with $93,000 of capital commitments and $275,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of September 30, 2016, SLP I had total investments with an aggregate fair value of approximately $330,272, debt outstanding of $241,217 and capital that had been called and funded of $93,000. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349,704, debt outstanding of $267,617 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedules of Investments as of September 30, 2016 and December 31, 2015.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2016, the Company earned approximately $284 and $877, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended September 30, 2015, the Company earned approximately $308 and $905, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2016 and December 31, 2015, approximately $284 and $311, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2016, the Company earned approximately $1,061 and $2,868, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2015, the Company earned approximately $892 and $2,701, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2016 and December 31, 2015, approximately $1,061 and $918, respectively, of dividend income related to SLP I was included in interest and dividend receivable.

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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. The Company and SkyKnight have committed to provide $79,400 and $20,600 of equity to SLP II, respectively. As of September 30, 2016 the Company and SkyKnight have contributed $47,640 and $12,360, respectively. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2016.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. As of September 30, 2016, SLP II had total investments with an aggregate fair value of approximately $231,329 and debt outstanding under its credit facility of $158,400.
The following table is a listing of the individual loans in SLP II's portfolio as of September 30, 2016:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
First lien:
ADMI Corp. (aka Aspen Dental)	Healthcare Services	5.25% (L + 4.25%)	4/29/2022	$1,990	$1,985	$2,004
AssuredPartners, Inc.	Business Services	5.75% (L + 4.75%)	10/21/2022	8,891	8,891	8,954
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.00% (L + 5.00%)	8/21/2023	15,000	14,851	14,963
Coinstar, LLC	Consumer Services	5.25% (L + 4.25%)	9/27/2023	5,000	4,975	5,044
Cvent, Inc.	Software	6.00% (L + 5.00%)	6/16/2023	10,000	9,900	10,025
DigiCert Holdings, Inc.	Software	6.00% (L + 5.00%)	10/21/2021	14,937	14,847	14,900
Emerald 2 Limited	Business Services	5.00% (L + 4.00%)	5/14/2021	1,277	1,203	1,194
Engility Corporation (fka TASC, Inc.)	Federal Services	5.75% (L + 4.75%)	8/14/2023	14,118	14,048	14,268
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.25% (L + 5.25%)	2/18/2022	10,534	10,370	10,218
Explorer Holdings, Inc.	Healthcare Services	6.00% (L + 5.00%)	5/2/2023	4,988	4,940	5,034
GOBP Holdings Inc.	Retail	5.00% (L + 4.00%)	10/21/2021	15,243	15,094	15,222
Hyperion Insurance Group Limited	Business Services	5.50% (L + 4.50%)	4/29/2022	9,913	9,746	9,727
J.D. Power and Associates	Business Services	5.25% (L + 4.25%)	9/7/2023	10,000	9,950	10,100
McGraw-Hill Global Education Holdings, LLC	Education	5.00% (L + 4.00%)	5/4/2022	9,975	9,928	10,040
Navex Global, Inc.	Software	5.98% (L + 4.75%)	11/19/2021	14,967	14,742	14,743
Netsmart Technologies, Inc.	Healthcare I.T.	5.75% (L + 4.75%)	4/19/2023	7,980	7,904	8,027
Precyse Acquisition Corp.	Healthcare Services	6.50% (L + 5.50%)	10/20/2022	9,975	9,833	10,062
Quest Software US Holdings Inc.	Software	7.00% (L + 6.00%)	10/31/2022	10,000	9,850	9,850
SolarWinds Holdings, Inc.	Software	5.50% (L + 4.50%)	2/3/2023	15,725	15,735	15,890
TTM Technologies, Inc.	Business Products	5.25% (L + 4.25%)	5/31/2021	15,000	14,872	15,215
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	5.75% (L + 4.75%)	11/23/2019	10,829	10,807	10,877
VF Holding Corp.	Software	4.75% (L + 3.75%)	6/30/2023	5,000	4,976	5,022
Vision Solutions, Inc.	Software	7.50% (L + 6.50%)	6/16/2022	10,000	9,904	9,950
				$231,342	$229,351	$231,329

(1)	For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2016.

(2)
Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company's board of directors does not determine the fair value of the investments held by SLP II.

Below is certain summarized financial information for SLP II as of September 30, 2016 and for the three and nine months ended September 30, 2016:

Selected Balance Sheet Information:	September 30, 2016
Investments at fair value (cost of $229,351)	$231,329
Receivable from unsettled securities sold	15,993
Cash and other assets	3,511
Total assets	$250,833

Credit facility	$158,400
Deferred financing costs	(2,716)
Payable for unsettled securities purchased	28,705
Distribution payable	1,450
Other liabilities	3,108
Total liabilities	188,947

Members' capital	$61,886
Total liabilities and members' capital	$250,833

	Three Months Ended	Nine Months Ended
Selected Statement of Operations Information:	September 30, 2016	September 30, 2016(1)
Interest income	$2,698	$3,326
Other income	114	163
Total investment income	2,812	3,489

Interest and other financing expenses	1,398	1,931
Other expenses	134	463
Total expenses	1,532	2,394
Net investment income	1,280	1,095

Net realized gains on investments	229	263
Net change in unrealized appreciation (depreciation) of investments	1,863	1,978
Net increase in members' capital	$3,372	$3,336

(1)	For the nine months ended September 30, 2016, amounts reported relate to the period from April 12, 2016 (commencement of operations) to September 30, 2016.
For the three and nine months ended September 30, 2016, the Company earned approximately $1,151 and $1,151, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2016, approximately $1,151 of dividend income related to SLP II was included in interest and dividend receivable.
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
New Mountain Net Lease Corporation
New Mountain Net Lease Corporation ("NMNLC") was formed as a Maryland corporation on April 18, 2016 and commenced operations on August 12, 2016. NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases and to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code. NMNLC is as an operating company that will actively manage the properties and negotiate long term leases. It is intended to further add value by renovating, rehabilitating, developing, re-tenanting or re-positioning such properties over time. The Company has determined that NMNLC is not an investment company under ASC 946 and in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Accordingly, NMNLC is a wholly-owned non-consolidated portfolio company of the Company.
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule.
As of September 30, 2016, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).
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
The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value resulting in recognized realized gains or losses upon disposition.
Note 4. Fair Value
Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2016:

	Total	Level I	Level II	Level III
First lien	$648,743	$—	$191,393	$457,350
Second lien	589,827	—	302,339	287,488
Subordinated	86,614	—	44,066	42,548
Equity and other	193,795	28	2	193,765
Total investments	$1,518,979	$28	$537,800	$981,151
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2015:

	Total	Level I	Level II	Level III
First lien	$670,023	$—	$329,133	$340,890
Second lien	631,985	—	449,227	182,758
Subordinated	87,005	—	33,546	53,459
Equity and other	123,211	316	15	122,880
Total investments	$1,512,224	$316	$811,921	$699,987
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2016, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2016:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2016	$820,742	$331,531	$288,137	$41,734	$159,340
Total gains or losses included in earnings:
Net realized gains (losses) on investments	888	(1,122)	42	—	1,968
Net change in unrealized (depreciation) appreciation	(7,697)	(246)	(5,245)	171	(2,377)
Purchases, including capitalized PIK and revolver fundings	124,859	73,280	13,556	643	37,380
Proceeds from sales and paydowns of investments	(45,409)	(33,861)	(9,002)	—	(2,546)
Transfers into Level III(1)	87,768	87,768	—	—	—
Fair Value, September 30, 2016	$981,151	$457,350	$287,488	$42,548	$193,765
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(7,020)	$(1,562)	$(5,203)	$171	$(426)

(1)	As of September 30, 2016, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2015	$423,307	$199,465	$67,867	$55,292	$100,683
Total gains or losses included in earnings:
Net realized gains on investments	274	12	—	—	262
Net change in unrealized (depreciation) appreciation	(963)	468	(720)	(390)	(321)
Purchases, including capitalized PIK and revolver fundings	171,195	111,289	41,481	282	18,143
Proceeds from sales and paydowns of investments(1)	(6,011)	(1,480)	(3,050)	(924)	(557)
Transfers into Level III(1)	15,079	15,079	—	—	—
Transfers out of Level III(1)	(27,607)	(27,607)	—	—	—
Fair Value, September 30, 2015	$575,274	$297,226	$105,578	$54,260	$118,210
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,256)	$468	$(720)	$(390)	$(614)

(1)
As of September 30, 2015, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2016, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2016:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2015	$699,987	$340,890	$182,758	$53,459	$122,880
Total gains or losses included in earnings:
Net realized gains (losses) on investments	2,396	(582)	891	119	1,968
Net change in unrealized appreciation (depreciation)	1,808	6,433	(10,813)	2,104	4,084
Purchases, including capitalized PIK and revolver fundings	266,509	112,351	84,913	1,866	67,379
Proceeds from sales and paydowns of investments	(145,166)	(84,451)	(43,169)	(15,000)	(2,546)
Transfers into Level III(1)	179,931	107,023	72,908	—	—
Transfers out of Level III(1)	(24,314)	(24,314)	—	—	—
Fair Value, September 30, 2016	$981,151	$457,350	$287,488	$42,548	$193,765
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,923)	$3,621	$(12,887)	$2,224	$5,119

(1)
As of September 30, 2016, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2014	$419,681	$169,180	$134,406	$35,470	$80,625
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(12,742)	(10,907)	(14,542)	—	12,707
Net change in unrealized appreciation (depreciation)	20,820	10,375	13,217	(3,395)	623
Purchases, including capitalized PIK and revolver fundings(1)	296,488	156,793	77,724	23,109	38,862
Proceeds from sales and paydowns of investments(1)	(164,778)	(44,020)	(105,227)	(924)	(14,607)
Transfers into Level III(2)	43,412	43,412	—	—	—
Transfers out of Level III(2)	(27,607)	(27,607)	—	—	—
Fair Value, September 30, 2015	$575,274	$297,226	$105,578	$54,260	$118,210
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$8,196	$(282)	$(741)	$(3,395)	$12,614

(1)	Includes reorganizations and restructurings.

(2)
As of September 30, 2015, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2016 and September 30, 2015. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2016 and December 31, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2016 and December 31, 2015, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2016 were as follows:

				Range
Type	Fair Value as of September 30, 2016	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$374,615	Market & income approach	EBITDA multiple	2.0x	16.0x	9.8x
			Revenue multiple	1.4x	8.0x	4.5x
			Discount rate	7.0%	30.0%	10.6%
	72,835	Market quote	Broker quote	N/A	N/A	N/A
	9,900	Other	N/A(1)	N/A	N/A	N/A
Second lien	156,719	Market & income approach	EBITDA multiple	7.5x	16.0x	12.1x
			Discount rate	10.0%	11.6%	10.9%
	130,769	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	42,548	Market & income approach	EBITDA multiple	4.5x	8.5x	7.5x
			Revenue multiple	0.5x	0.6x	0.6x
			Discount rate	10.0%	17.2%	14.1%
Equity and other	175,774	Market & income approach	EBITDA multiple	2.5x	12.5x	6.9x
			Revenue multiple	1.1x	1.7x	1.4x
			Discount rate	8.0%	19.5%	14.1%
	1,491	Black Scholes analysis	Expected life in years	9.1	9.5	9.3
			Volatility	27.4%	35.0%	31.2%
			Discount rate	1.7%	1.7%	1.7%
	16,500	Other	N/A(1)	N/A	N/A	N/A
	$981,151

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7, Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of September 30, 2016, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures approximate fair value as of September 30, 2016 based on a comparison of market interest rates for the Company’s borrowings and similar entities. On September 30, 2016, additional Unsecured Notes (as defined in Note 7, Borrowings) were issued and, as such, the carrying value approximates fair value as of September 30, 2016. The fair value of the Holdings Credit Facility, NMFC Credit Facility, SBA-guaranteed debentures and Unsecured Notes are considered Level III. The fair value of the Convertible Notes (as defined in Note 7, Borrowings) as of September 30, 2016 was $159,131, which was based on quoted prices and considered Level II. See Note 7, Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of September 30, 2016 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
On May 6, 2014, the stockholders of NMFC approved a new investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which became effective on May 8, 2014 and was most recently re-approved by the Company's board of directors on February 3, 2016. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the Predecessor Holdings Credit Facility and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7, Borrowings). Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of September 30, 2016 and September 30, 2015 approximated $234,048 and $313,681, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2016, management fees waived were approximately $1,102 and $3,662, respectively. For the three and nine months ended September 30, 2015, management fees waived were approximately $1,237 and $3,866, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of September 30, 2016), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of the Company’s Adjusted Realized Capital Gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Management fee	$6,883	$6,373	$20,537	$19,039
Less: management fee waiver	(1,102)	(1,237)	(3,662)	(3,866)
Total management fee	5,781	5,136	16,875	15,173
Incentive fee, excluding accrued capital gains incentive fees	$5,432	$5,034	$16,266	$14,969
Accrued capital gains incentive fees(1)	$—	$(490)	$—	$—

(1)
As of September 30, 2016 and September 30, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statement of Operations for the three and nine months ended September 30, 2016 is adjusted to reflect this step-up to fair market value.

	Three Months Ended September 30, 2016	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended September 30, 2016
Investment income
Interest income(1)	$35,917	$(1)	$35,916
Dividend income(2)	3,063	—	3,063
Other income	2,854	—	2,854
Total investment income(3)	41,834	(1)	41,833
Total expenses pre-incentive fee(4)	14,673	—	14,673
Pre-Incentive Fee Net Investment Income	27,161	(1)	27,160
Incentive fee(5)	5,432	—	5,432
Post-Incentive Fee Net Investment Income	21,729	(1)	21,728
Net realized gains (losses) on investments(6)	1,150	(27)	1,123
Net change in unrealized appreciation (depreciation) of investments(6)	3,146	28	3,174
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(957)	—	(957)
Benefit for taxes	11	—	11
Net increase in net assets resulting from operations	$25,079		$25,079

(1)	Includes $947 in PIK interest from investments.

(2)	Includes $768 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes management fee waivers of $1,102. There were no expense waivers and reimbursements for the three months ended September 30, 2016.

(5)
For the three months ended September 30, 2016, the Company incurred total incentive fees of $5,432, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

	Nine Months Ended September 30, 2016	Stepped-up Cost Basis Adjustments	Adjusted Nine Months Ended September 30, 2016
Investment income
Interest income(1)	$112,119	$(65)	$112,054
Dividend income(2)	6,423	—	6,423
Other income	5,758	—	5,758
Total investment income(3)	124,300	(65)	124,235
Total expenses pre-incentive fee(4)	42,906	—	42,906
Pre-Incentive Fee Net Investment Income	81,394	(65)	81,329
Incentive fee(5)	16,266	—	16,266
Post-Incentive Fee Net Investment Income	65,128	(65)	65,063
Net realized gains (losses) on investments(6)	2,191	(151)	2,040
Net change in unrealized appreciation (depreciation) of investments(6)	10,716	216	10,932
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(1,031)	—	(1,031)
Benefit for taxes	819	—	819
Net increase in net assets resulting from operations	$77,823		$77,823

(1)	Includes $2,850 in PIK interest from investments.

(2)	Includes $2,229 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $347 and management fee waivers of $3,662.

(5)
For the nine months ended September 30, 2016, the Company incurred total incentive fees of $16,266, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The following Consolidated Statement of Operations for the three and nine months ended September 30, 2015 is adjusted to reflect this step-up to fair market value.

	Three Months Ended September 30, 2015	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended September 30, 2015
Investment income
Interest income(1)	$33,739	$(33)	$33,706
Dividend income(2)	1,056	—	1,056
Other income	2,652	—	2,652
Total investment income(3)	37,447	(33)	37,414
Total net expenses pre-incentive fee(4)	12,244	—	12,244
Pre-Incentive Fee Net Investment Income	25,203	(33)	25,170
Incentive fee(5)	4,544	—	4,544
Post-Incentive Fee Net Investment Income	20,659	(33)	20,626
Net realized losses on investments(6)	(37)	(22)	(59)
Net change in unrealized (depreciation) appreciation of investments(6)	(10,237)	55	(10,182)
Provision for taxes	(581)	—	(581)
Net increase in net assets resulting from operations	$9,804		$9,804

(1)	Includes $856 in PIK interest from investments.

(2)	Includes $673 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $333 and management fee waivers of $1,237.

(5)
For the three months ended September 30, 2015, the Company incurred total incentive fees of $4,544, of which $(490) is related to a decrease of the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)	Includes net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

	Nine Months Ended September 30, 2015	Stepped-up Cost Basis Adjustments	Adjusted Nine Months Ended September 30, 2015
Investment income
Interest income(1)	$102,556	$(99)	$102,457
Dividend income(2)	4,158	—	4,158
Other income	5,174	—	5,174
Total investment income(3)	111,888	(99)	111,789
Total net expenses pre-incentive fee(4)	36,945	—	36,945
Pre-Incentive Fee Net Investment Income	74,943	(99)	74,844
Incentive fee(5)	14,969	—	14,969
Post-Incentive Fee Net Investment Income	59,974	(99)	59,875
Net realized losses on investments(6)	(13,508)	(69)	(13,577)
Net change in unrealized appreciation (depreciation) of investments(6)	7,733	168	7,901
Provision for taxes	(1,217)	—	(1,217)
Net increase in net assets resulting from operations	$52,982		$52,982

(1)	Includes $3,002 in PIK interest from investments.

(2)	Includes $1,864 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $733 and management fee waivers of $3,866.

(5)	For the nine months ended September 30, 2015, the Company incurred total incentive fees of $14,969, of which $0 is related to capital gains incentive fees on a hypothetical liquidation basis.

(6)	Includes net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.
The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2016, approximately $332 and $1,263, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $347, respectively, of indirect administrative expenses were waived by the Administrator. For the three and nine months ended September 30, 2015, approximately $333 and $1,057, respectively, of indirect administrative expenses were included in administrative expenses of which $333 and $733, respectively, of indirect administrative expenses were waived by the Administrator. As of September 30, 2016 and December 31, 2015, approximately $332 and $374, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.
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
The Company has adopted a formal code of ethics that governs the conduct of its officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures.
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
Effective January 1, 2016, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Previously, the Holdings Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.75% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$2,243	$2,346	$7,237	$7,697
Non-usage fee	$223	$182	$531	$389
Amortization of financing costs	$406	$406	$1,209	$1,205
Weighted average interest rate	2.8%	2.6%	2.7%	2.6%
Effective interest rate	3.6%	3.3%	3.4%	3.2%
Average debt outstanding	$318,368	$350,521	$353,577	$391,037
As of September 30, 2016 and December 31, 2015, the outstanding balance on the Holdings Credit Facility was $308,913 and $419,313, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
The maximum amount of revolving borrowings available under the Predecessor Holdings Credit Facility was $280,000. Until December 18, 2014, NMF Holdings was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, respectively, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Predecessor Holdings Credit Facility was amended and restated on May 6, 2014 and as a result, it was non-recourse to the Company and was collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Predecessor Holdings Credit Facility were capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Predecessor Holdings Credit Facility. The Predecessor Holdings Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Predecessor Holdings Credit Facility required the Company to maintain a minimum asset coverage ratio. However, the covenants were generally not tied to mark to market fluctuations in the prices of NMF Holdings’ investments, but rather to the performance of the underlying portfolio companies.
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
The SLF Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for first lien loans and LIBOR plus 2.75% per annum for second lien loans. A non-usage fee was paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
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
As of September 30, 2016, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$684	$547	$1,911	$1,213
Non-usage fee	$32	$15	$78	$74
Amortization of financing costs	$98	$89	$279	$271
Weighted average interest rate	3.0%	2.7%	3.0%	2.7%
Effective interest rate	3.6%	3.2%	3.6%	3.5%
Average debt outstanding	$89,375	$79,451	$84,996	$59,598
As of September 30, 2016 and December 31, 2015, the outstanding balance on the NMFC Credit Facility was $42,500 and $90,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Convertible Notes—On June 3, 2014, the Company closed a private offering of $115,000 aggregate principal amount of unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “Indenture”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of the first anniversary, June 3, 2015, of the Convertible Notes, the restrictions under Rule 144A under the Securities Act were removed, allowing the Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, the Company closed a public offering of an additional $40,250 aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115,000 aggregate principal amount of Convertible Notes that the Company issued on June 3, 2014.
The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of September 30, 2016.

September 30, 2016
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at September 30, 2016	11.7%
Conversion rate at September 30, 2016(1)(2)	63.2794
Conversion price at September 30, 2016(2)(3)	$15.80
Last conversion price calculation date	June 3, 2016

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2016 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $14.05 per share. In no event will the total number of shares of common stock issuable upon conversion exceed 71.1893 per $1 principal amount of the Convertible Notes. The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The Convertible Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 11, Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
The Company may not redeem the Convertible Notes prior to maturity. No sinking fund is provided for the Convertible Notes. In addition, if certain corporate events occur, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
The Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the Convertible Note and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture.
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$1,443	$1,438	$4,318	$4,313
Amortization of financing costs	$188	$187	$559	$556
Effective interest rate	5.6%	5.6%	5.7%	5.7%
Average debt outstanding	$115,438	$115,000	$115,147	$115,000
As of September 30, 2016 and December 31, 2015, the outstanding balance on the Convertible Notes was $155,250 and $115,000, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.

Unsecured Notes—On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of Unsecured Notes to institutional investors in a private placement. The NPA provides for future issuances of Unsecured Notes in separate series or tranches. The Unsecured Notes are equal in priority with the Company’s other unsecured indebtedness, including the Company’s Convertible Notes.
The Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, starting on November 15, 2016. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the Unsecured Notes at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under the Internal Revenue Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015(1)	September 30, 2016(2)	September 30, 2015(1)
Interest expense	$670	$—	$1,076	$—
Amortization of financing costs	$62	$—	$99	$—
Effective interest rate	5.8%	—%	5.8%	—%
Average debt outstanding	$50,435	$—	$50,270	$—

(1)	Not applicable, as the Unsecured Notes were issued on May 6, 2016.

(2)	For the nine months ended September 30, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the Unsecured Notes) to September 30, 2016.
As of September 30, 2016, the outstanding balance on the Unsecured Notes was $90,000 and the Company was in compliance with the terms of the NPA.
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

As of September 30, 2016 and December 31, 2015, SBIC LP had regulatory capital of approximately $72,402 and $72,402, respectively, and SBA-guaranteed debentures outstanding of $121,745 and $117,745, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2016.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.501%	0.742%
Total SBA-guaranteed debentures		$121,745
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$964	$455	$2,784	$848
Amortization of financing costs	$103	$78	$300	$148
Weighted average interest rate	3.1%	1.9%	3.1%	1.9%
Effective interest rate	3.5%	2.3%	3.5%	2.2%
Average debt outstanding	$121,745	$92,723	$119,172	$59,315
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2016 and December 31, 2015, SBIC LP was in compliance with SBA regulatory requirements.
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
Additionally, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2016, the Company had unfunded commitments on revolving credit facilities of $13,926, no outstanding bridge financing commitments and other future funding commitments of $4,157. As of December 31, 2015, the Company had unfunded commitments on revolving credit facilities of $17,576, no outstanding bridge financing commitments and other future funding commitments of $8,678. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s respective Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of September 30, 2016 and December 31, 2015. See Note 7, Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2016 and December 31, 2015, the Company had no commitment letters to purchase debt investments in the aggregate par amount of $2,200 and $0, respectively, which could require funding in the future.
As of September 30, 2016 and December 31, 2015, the Company had unfunded commitments related to an equity investment in SLP II of $31,760 and $0, respectively, which may be funded at the Company's discretion.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Treasury Stock	Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized (Depreciation)	Total
	Shares	Par Amount	at Cost	Excess of Par	Income	Gains (Losses)	Appreciation	Net Assets
Balance at December 31, 2015	64,005,387	$640	$—	$899,713	$4,164	$1,342	$(68,951)	$836,908
Issuances of common stock	—	—	—	—	—	—	—	—
Repurchases of common stock	(248,499)	—	(2,948)	—	—	—	—	(2,948)
Reissuance of common stock	107,970	—	1,241	245	—	—	—	1,486
Deferred offering costs	—	—	—	38	—	—	—	38
Dividends declared	—	—	—	—	(65,095)	—	—	(65,095)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	65,128	2,191	10,504	77,823
Balance at September 30, 2016	63,864,858	$640	$(1,707)	$899,996	$4,197	$3,533	$(58,447)	$848,212

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Earnings per share—basic
Numerator for basic earnings per share:	$25,079	$9,804	$77,823	$52,982
Denominator for basic weighted average share:	63,758,062	58,725,338	63,843,730	58,269,543
Basic earnings per share:	$0.39	$0.17	$1.22	$0.91
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$25,079	$9,804	$77,823	$52,982
Adjustment for interest on Convertible Notes and incentive fees, net	1,154	1,150	3,454	3,450
Numerator for diluted earnings per share:	$26,233	$10,954	$81,277	$56,432
Denominator for basic weighted average share	63,758,062	58,725,338	63,843,730	58,269,543
Adjustment for dilutive effect of Convertible Notes	7,387,870	7,277,131	7,314,314	7,244,599
Denominator for diluted weighted average share	71,145,932	66,002,469	71,158,044	65,514,142
Diluted earnings per share	$0.37	$0.17	$1.14	$0.86

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2016 and September 30, 2015.

	Nine Months Ended
	September 30, 2016	September 30, 2015
Per share data(1):
Net asset value, January 1, 2016 and January 1, 2015, respectively	$13.08	$13.83
Net investment income	1.02	1.03
Net realized and unrealized gains (losses)	0.20	(0.11)
Total net increase	1.22	0.92
Dividends declared to stockholders from net investment income	(1.02)	(1.02)
Net asset value, September 30, 2016 and September 30, 2015, respectively	$13.28	$13.73
Per share market value, September 30, 2016 and September 30, 2015, respectively	$13.76	$13.59
Total return based on market value(2)	14.07%	(2.35)%
Total return based on net asset value(3)	9.68%	6.76%
Shares outstanding at end of period	63,864,858	64,005,387
Average weighted shares outstanding for the period	63,843,730	58,269,543
Average net assets for the period	$837,887	$831,423
Ratio to average net assets:
Net investment income	10.38%	9.64%
Total expenses, before waivers/reimbursements	10.07%	9.09%
Total expenses, net of waivers/reimbursements	9.43%	8.35%
Average debt outstanding—Holdings Credit Facility	$353,577	$391,037
Average debt outstanding—SBA-guaranteed debentures	119,172	59,315
Average debt outstanding—Convertible Notes	115,147	115,000
Average debt outstanding—NMFC Credit Facility	84,996	59,598
Average debt outstanding—Unsecured Notes(4)	50,270	—
Asset coverage ratio(5)	242.09%	254.69%
Portfolio turnover	22.38%	24.67%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).

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

(4)	For the nine months ended September 30, 2016, average debt outstanding represents the period from May 6, 2016 (issuance of the Unsecured Notes) to September 30, 2016.

(5)	On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
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
Note 14. Subsequent Events
On October 28, 2016, the Company completed a public offering of 5,750,000 shares of its common stock (including 750,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $13.50 per share. The Investment Adviser paid all of the underwriters' sales load and an additional supplemental payment of $0.25 per share, which reflects the difference between the public offering price of $13.50 per share and the net proceeds of $13.75 per share. All payments made by the Investment Adviser are not subject to reimbursement by us. The Company received net proceeds from this offering of approximately $79,063.
On November 4, 2016, the Company’s board of directors declared a fourth quarter 2016 distribution of $0.34 per share payable on December 29, 2016 to holders of record as of December 15, 2016.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
New Mountain Finance Corporation
New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries, including the consolidated schedule of investments, as of September 30, 2016, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2016 and 2015, and changes in net assets, and cash flows for the nine month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the management of New Mountain Finance Corporation.

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

November 8, 2016

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
Until May 8, 2014, NMF Holdings was externally managed by the Investment Adviser. As of May 8, 2014, the Investment Adviser serves as our external investment adviser. New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management totaling more than $15.0 billion(1), which includes total assets held by us. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".
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

(1)	Includes amounts committed, not all of which have been drawn down and invested to date, as of September 30, 2016.

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
Since our IPO, and through September 30, 2016, we raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares of common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from NMF Holdings units of NMF Holdings equal to the number of shares of our common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, we owned 100.0% of the units of NMF Holdings, which became our wholly-owned subsidiary.
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
The diagram below depicts our organizational structure as of September 30, 2016.

*	Includes partners of New Mountain Guardian Partners, L.P.

**	NMFC is the sole limited partner of SBIC LP. NMFC, directly or indirectly through SBIC GP, wholly-owns SBIC LP. NMFC owns 100.0% of SBIC GP which owns 1.0% of SBIC LP. NMFC owns 99.0% of SBIC LP.
Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC LP's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC LP's investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2016, our top five industry concentrations were software, business services, distribution & logistics, consumer services and education.
As of September 30, 2016, our net asset value was $848.2 million and our portfolio had a fair value of approximately $1,519.0 million in 74 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.4%. This Yield to Maturity at Cost ("Yield to Maturity at Cost") calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On October 28, 2016, we completed a public offering of 5,750,000 shares of our common stock (including 750,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $13.50 per share. The Investment Adviser paid all of the underwriters' sales load and an additional supplemental payment of $0.25 per share, which reflects the difference between the public offering price of $13.50 per share and the net proceeds of $13.75 per share. All payments made by the Investment Adviser are not subject to reimbursement by us. We received net proceeds from this offering of approximately $79.1 million.
On November 4, 2016, our board of directors declared a fourth quarter 2016 distribution of $0.34 per share payable on December 29, 2016 to holders of record as of December 15, 2016.
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

a.
Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.	For investments other than bonds, we look at the number of quotes readily available and perform the following procedures:

i.	Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

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

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2016:

(in thousands)	Total	Level I	Level II	Level III
First lien	$648,743	$—	$191,393	$457,350
Second lien	589,827	—	302,339	287,488
Subordinated	86,614	—	44,066	42,548
Equity and other	193,795	28	2	193,765
Total investments	$1,518,979	$28	$537,800	$981,151
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2016, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2016, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2016 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2016	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$374,615	Market & income approach	EBITDA multiple	2.0x	16.0x	9.8x
			Revenue multiple	1.4x	8.0x	4.5x
			Discount rate	7.0%	30.0%	10.6%
	72,835	Market quote	Broker quote	N/A	N/A	N/A
	9,900	Other	N/A(1)	N/A	N/A	N/A
Second lien	156,719	Market & income approach	EBITDA multiple	7.5x	16.0x	12.1x
			Discount rate	10.0%	11.6%	10.9%
	130,769	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	42,548	Market & income approach	EBITDA multiple	4.5x	8.5x	7.5x
			Revenue multiple	0.5x	0.6x	0.6x
			Discount rate	10.0%	17.2%	14.1%
Equity and other	175,774	Market & income approach	EBITDA multiple	2.5x	12.5x	6.9x
			Revenue multiple	1.1x	1.7x	1.4x
			Discount rate	8.0%	19.5%	14.1%
	1,491	Black Scholes analysis	Expected life in years	9.1	9.5	9.3
			Volatility	27.4%	35.0%	31.2%
			Discount rate	1.7%	1.7%	1.7%
	16,500	Other	N/A(1)	N/A	N/A	N/A
	$981,151

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

SLP I is capitalized with $93.0 million of capital commitments and $275.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of September 30, 2016, SLP I had total investments with an aggregate fair value of approximately $330.3 million, debt outstanding of $241.2 million and capital that had been called and funded of $93.0 million. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349.7 million, debt outstanding of $267.6 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedules of Investments as of September 30, 2016 and December 31, 2015.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2016, we earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended September 30, 2015, we earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2016 and December 31, 2015, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2016, we earned approximately $1.1 million and $2.9 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2015, we earned approximately $0.9 million and $2.7 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2016 and December 31, 2015, approximately $1.1 million and $0.9 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. We and SkyKnight have committed to provide $79.4 million and $20.6 million of equity to SLP II, respectively. As of September 30, 2016, we and SkyKnight have contributed $47.6 million and $12.4 million, respectively. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of September 30, 2016.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. As of September 30, 2016, SLP II had total investments with an aggregate fair value of approximately $231.3 million and debt outstanding under its credit facility of $158.4 million.

The following table is a listing of the individual loans in SLP II's portfolio as of September 30, 2016:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
First lien:				(in thousands)	(in thousands)	(in thousands)
ADMI Corp. (aka Aspen Dental)	Healthcare Services	5.25% (L + 4.25%)	4/29/2022	$1,990	$1,985	$2,004
AssuredPartners, Inc.	Business Services	5.75% (L + 4.75%)	10/21/2022	8,891	8,891	8,954
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.00% (L + 5.00%)	8/21/2023	15,000	14,851	14,963
Coinstar, LLC	Consumer Services	5.25% (L + 4.25%)	9/27/2023	5,000	4,975	5,044
Cvent, Inc.	Software	6.00% (L + 5.00%)	6/16/2023	10,000	9,900	10,025
DigiCert Holdings, Inc.	Software	6.00% (L + 5.00%)	10/21/2021	14,937	14,847	14,900
Emerald 2 Limited	Business Services	5.00% (L + 4.00%)	5/14/2021	1,277	1,203	1,194
Engility Corporation (fka TASC, Inc.)	Federal Services	5.75% (L + 4.75%)	8/14/2023	14,118	14,048	14,268
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.25% (L + 5.25%)	2/18/2022	10,534	10,370	10,218
Explorer Holdings, Inc.	Healthcare Services	6.00% (L + 5.00%)	5/2/2023	4,988	4,940	5,034
GOBP Holdings Inc.	Retail	5.00% (L + 4.00%)	10/21/2021	15,243	15,094	15,222
Hyperion Insurance Group Limited	Business Services	5.50% (L + 4.50%)	4/29/2022	9,913	9,746	9,727
J.D. Power and Associates	Business Services	5.25% (L + 4.25%)	9/7/2023	10,000	9,950	10,100
McGraw-Hill Global Education Holdings, LLC	Education	5.00% (L + 4.00%)	5/4/2022	9,975	9,928	10,040
Navex Global, Inc.	Software	5.98% (L + 4.75%)	11/19/2021	14,967	14,742	14,743
Netsmart Technologies, Inc.	Healthcare I.T.	5.75% (L + 4.75%)	4/19/2023	7,980	7,904	8,027
Precyse Acquisition Corp.	Healthcare Services	6.50% (L + 5.50%)	10/20/2022	9,975	9,833	10,062
Quest Software US Holdings Inc.	Software	7.00% (L + 6.00%)	10/31/2022	10,000	9,850	9,850
SolarWinds Holdings, Inc.	Software	5.50% (L + 4.50%)	2/3/2023	15,725	15,735	15,890
TTM Technologies, Inc.	Business Products	5.25% (L + 4.25%)	5/31/2021	15,000	14,872	15,215
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	5.75% (L + 4.75%)	11/23/2019	10,829	10,807	10,877
VF Holding Corp.	Software	4.75% (L + 3.75%)	6/30/2023	5,000	4,976	5,022
Vision Solutions, Inc.	Software	7.50% (L + 6.50%)	6/16/2022	10,000	9,904	9,950
				$231,342	$229,351	$231,329

(1)	For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2016.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP II.

Below is certain summarized financial information for SLP II as of September 30, 2016 and for the three and nine months ended September 30, 2016:

Selected Balance Sheet Information (in thousands):	September 30, 2016
Investments at fair value (cost of $229,351)	$231,329
Receivable from unsettled securities sold	15,993
Cash and other assets	3,511
Total assets	$250,833

Credit facility	$158,400
Deferred financing costs	(2,716)
Payable for unsettled securities purchased	28,705
Distribution payable	1,450
Other liabilities	3,108
Total liabilities	188,947

Members' capital	$61,886
Total liabilities and members' capital	$250,833

	Three Months Ended	Nine Months Ended
Selected Statement of Operations Information (in thousands):	September 30, 2016	September 30, 2016(1)
Interest income	$2,698	$3,326
Other income	114	163
Total investment income	2,812	3,489

Interest and other financing expenses	1,398	1,931
Other expenses	134	463
Total expenses	1,532	2,394
Net investment income	1,280	1,095

Net realized gains on investments	229	263
Net change in unrealized appreciation (depreciation) of investments	1,863	1,978
Net increase in members' capital	$3,372	$3,336

(1)	For the nine months ended September 30, 2016, amounts reported relate to the period from April 12, 2016 (commencement of operations) to September 30, 2016.
For the three and nine months ended September 30, 2016, we earned approximately $1.2 million and $1.2 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2016, approximately $1.2 million of dividend income related to SLP II was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
     New Mountain Net Lease Corporation ("NMNLC") was formed as a Maryland corporation on April 18, 2016 and commenced operations on August 12, 2016. NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases and to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code. NMNLC is as an operating company that will actively manage the properties and negotiate long term leases. It is intended to further add value by renovating, rehabilitating, developing, re-tenanting or re-positioning such properties over time. We have determined that NMNLC is not an investment company under ASC 946 and in accordance with such guidance we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary. Accordingly, NMNLC is a wholly-owned non-consolidated portfolio company of NMFC.
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2016 and December 31, 2015, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $28.7 million and $29.7 million, respectively, and collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $28.7 million and $29.7 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690.0 million and assets under management of approximately $716.6 million as of December 31, 2015. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from us at the par value of the collateralized agreement once called upon by us or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by us but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of September 30, 2016, litigation is on-going in the state of New York and the Cayman Islands to resolve this matter. The collateralized agreement earned interest at a weighted average rate of 16.0% and 15.0% per annum as of September 30, 2016 and December 31, 2015, respectively.
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
Non-accrual income:  Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2016:

(in millions)	As of September 30, 2016
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$174.2	12.2%	$227.4	15.0%
Investment Rating 2	1,169.8	81.5%	1,260.2	82.9%
Investment Rating 3	36.1	2.5%	22.3	1.5%
Investment Rating 4	54.9	3.8%	9.1	0.6%
	$1,435.0	100.0%	$1,519.0	100.0%

(1)	Excludes shares and warrants.
As of September 30, 2016, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of five portfolio companies. As of September 30, 2016, three portfolio companies had an Investment Rating of 3 and three portfolio companies had an Investment Rating of 4, which includes one portfolio company that had a portion of our investment included in Investment Rating of 3 and a portion included in Investment Rating of 4.
During the third quarter of 2016, we placed our entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, our investment in Transtar had an aggregate cost basis of $30.9 million, an aggregate fair value of $3.8 million and total unearned interest income of approximately $1.6 million and $2.4 million for the three and nine months then ended, respectively.
During the second quarter of 2016, we placed a portion of our first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, the portion of the Permian first lien position placed on non-accrual status represented an aggregate cost basis of $17.1 million, an aggregate fair value of $4.9 million and total unearned interest income of approximately $0.4 million and $1.3 million for the three and nine months then ended, respectively.
During the third quarter of 2016, we received notice that there would be no recovery of the outstanding principle and interest owed on our two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, our first lien positions in ATI had an aggregate cost of $1.5 million and an aggregate fair value of $0 and no unearned interest income for the period then ended. We wrote off our first lien positions in ATI and recognized an aggregate realized loss of $1.5 million during the three months ended September 30, 2016. As of September 30, 2016, our preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of our first lien positions in ATI, had an aggregate cost basis of $0.1 million and an aggregate fair value of $0.4 million.

Portfolio and Investment Activity
The fair value of our investments was approximately $1,519.0 million in 74 portfolio companies at September 30, 2016 and approximately $1,512.2 million in 75 portfolio companies at December 31, 2015.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended
(in millions)	September 30, 2016	September 30, 2015
New investments in 32 and 26 portfolio companies, respectively	$336.2	$400.8
Debt repayments in existing portfolio companies	310.3	271.6
Sales of securities in 7 and 14 portfolio companies, respectively	42.3	73.2
Change in unrealized appreciation on 61 and 39 portfolio companies, respectively	50.1	45.9
Change in unrealized depreciation on 24 and 47 portfolio companies, respectively	(39.4)	(38.2)
At September 30, 2016 and September 30, 2015, our weighted average Yield to Maturity at Cost was approximately 10.4% and 10.4%, respectively.
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

The following table for the three months ended September 30, 2016 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three Months Ended September 30, 2016	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Three Months Ended September 30, 2016
Investment income
Interest income	$35,917	$(1)	$—	$35,916
Dividend income	3,063	—	—	3,063
Other income	2,854	—	—	2,854
Total investment income(2)	41,834	(1)	—	41,833
Total expenses pre-incentive fee(3)	14,673	—	—	14,673
Pre-Incentive Fee Net Investment Income	27,161	(1)	—	27,160
Incentive fee	5,432	—	—	5,432
Post-Incentive Fee Net Investment Income	21,729	(1)		21,728
Net realized gains (losses) on investments(4)	1,150	(27)	—	1,123
Net change in unrealized appreciation (depreciation) of investments(4)	3,146	28	—	3,174
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(957)	—	—	(957)
Benefit for taxes	11	—	—	11
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$25,079			$25,079

(1)
For the three months ended September 30, 2016, we incurred total incentive fees of $5.4 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes management fee waivers of $1.1 million. There was no expense waivers and reimbursements for the three months ended September 30, 2016.

(4)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the three months ended September 30, 2016, we had a less than $1.0 thousand adjustment to interest income for amortization, a decrease of approximately $27.0 thousand to net realized gains and an increase of approximately $28.0 thousand to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended September 30, 2016, total adjusted investment income of $41.8 million consisted of approximately $33.8 million in cash interest from investments, approximately $0.9 million in PIK interest from investments, approximately $0.4 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $0.8 million, approximately $2.3 million in cash dividends from investments, $0.7 million in PIK dividends from investments and approximately $2.9 million in other income. Our Adjusted Net Investment Income was $21.7 million for the three months ended September 30, 2016.
In accordance with GAAP, for the three months ended September 30, 2016, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of September 30, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

The following table for the nine months ended September 30, 2016 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Nine Months Ended September 30, 2016	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Nine Months Ended September 30, 2016
Investment income
Interest income	$112,119	$(65)	$—	$112,054
Dividend income	6,423	—	—	6,423
Other income	5,758	—	—	5,758
Total investment income(2)	124,300	(65)	—	124,235
Total expenses pre-incentive fee(3)	42,906	—	—	42,906
Pre-Incentive Fee Net Investment Income	81,394	(65)	—	81,329
Incentive fee	16,266	—	—	16,266
Post-Incentive Fee Net Investment Income	65,128	(65)	—	65,063
Net realized gains (losses) on investments(4)	2,191	(151)	—	2,040
Net change in unrealized appreciation (depreciation) of investments(4)	10,716	216	—	10,932
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(1,031)	—	—	(1,031)
Benefit for taxes	819	—	—	819
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$77,823			$77,823

(1)
For the nine months ended September 30, 2016, we incurred total incentive fees of $16.3 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.3 million and management fee waivers of $3.7 million.

(4)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the nine months ended September 30, 2016, we had approximately $0.1 million adjustment to interest income for amortization, a decrease of approximately $0.2 million to net realized gains and an increase of approximately $0.2 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the nine months ended September 30, 2016, total adjusted investment income of $124.2 million consisted of approximately $103.0 million in cash interest from investments, approximately $2.8 million in PIK interest from investments, approximately $3.9 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.3 million, approximately $4.2 million in cash dividends from investments, $2.2 million in PIK dividends from investments and approximately $5.8 million in other income. Our Adjusted Net Investment Income was $65.1 million for the nine months ended September 30, 2016.
In accordance with GAAP, for the nine months ended September 30, 2016, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of September 30, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Three Months Ended September 30, 2016 and September 30, 2015
Revenue

	Three Months Ended		Percentage
(in thousands)	September 30, 2016	September 30, 2015	Change
Interest income	$35,917	$33,739	6%
Dividend income	3,063	1,056	190%
Other income	2,854	2,652	8%
Total investment income	$41,834	$37,447	12%
Our total investment income increased by approximately $4.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The 12% increase in total investment income primarily results from an increase in interest income of approximately $2.2 million from the three months ended September 30, 2015 to the three months ended September 30, 2016, which is attributable to larger invested balances, driven by proceeds from our May 2016 unsecured notes offering, our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments, and prepayment fees received associated with the early repayment of two portfolio companies held as of June 30, 2016. Dividend income increased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, which is primarily due to distributions from our investments in SLP I and SLP II and PIK dividend income from one equity position. Other income during the three months ended September 30, 2016, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment, consent and commitment fees received from nine different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Three Months Ended		Percentage
(in thousands)	September 30, 2016	September 30, 2015	Change
Management fee	$6,883	$6,373
Less: management fee waiver	(1,102)	(1,237)
Total management fee	5,781	5,136	13%
Incentive fee	5,432	5,034	8%
Capital gains incentive fee(1)	—	(490)	NM	*
Interest and other financing expenses	7,171	5,788	24%
Professional fees	723	808	(11)%
Administrative expenses	586	647	(9)%
Other general and administrative expenses	390	370	5%
Total expenses	20,083	17,293	16%
Less: expenses waived and reimbursed	—	(333)	NM	*
Net expenses before income taxes	20,083	16,960	18%
Income tax expense (benefit)	22	(172)	(113)%
Net expenses after income taxes	$20,105	$16,788	20%

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
*    Not meaningful.
Our total net operating expenses increased by approximately $3.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Our management fee increased by approximately $0.6 million, net of a management fee waiver, and incentive fees increased by approximately $0.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in management fee and incentive fee from the three months ended September 30, 2015 to the three months ended September 30, 2016 was attributable to larger invested balances, driven by the proceeds from our May 2016 unsecured notes offering and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments.

Interest and other financing expenses increased by approximately $1.4 million during the three months ended September 30, 2016, primarily due to our May 2016 unsecured notes offering and higher drawn balances on the NMFC Credit Facility (as defined below) and SBA-guaranteed debentures. Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended		Percentage
(in thousands)	September 30, 2016	September 30, 2015	Change
Net realized gains (losses) on investments	$1,150	$(37)	NM	*
Net change in unrealized appreciation (depreciation) of investments	3,146	(10,237)	NM	*
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(957)	—	NM	*
Benefit (provision) for taxes	11	(581)	NM	*
Net realized and unrealized gains (losses)	$3,350	$(10,855)	NM	*

*	Not meaningful.
Our net realized and unrealized gains resulted in a net gain of approximately $3.4 million for the three months ended September 30, 2016 compared to net realized and unrealized losses resulting in a net loss of approximately $10.9 million for the same period in 2015. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended September 30, 2016 was primarily driven by the overall increase in the market prices of our investments during the period, but also includes a further mark down of our investment in one portfolio company that was placed on non-accrual. The net loss for the three months ended September 30, 2015 was primarily driven by the overall decrease in the market prices of our investments during the period. The benefit for income taxes was attributable to three equity investments that are held as of September 30, 2016 and September 30, 2015 in three of our corporate subsidiaries.
Results of Operations for the Nine Months Ended September 30, 2016 and September 30, 2015
Revenue

	Nine Months Ended		Percentage
(in thousands)	September 30, 2016	September 30, 2015	Change
Interest income	$112,119	$102,556	9%
Dividend income	6,423	4,158	54%
Other income	5,758	5,174	11%
Total investment income	$124,300	$111,888	11%
Our total investment income increased by approximately $12.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The 11% increase in total investment income primarily results from an increase in interest income of approximately $9.6 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, which is attributable to larger invested balances, driven by the proceeds from our May 2016 unsecured notes offering, our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments, and prepayment fees received associated with the early repayment of six portfolio companies held as of December 31, 2015. Dividend income increased during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, which is primarily due to distributions from our investments in SLP I and SLP II and PIK dividend income from an equity position. Other income during the nine months ended September 30, 2016, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment, consent and commitment fees received from nineteen different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Nine Months Ended		Percentage
(in thousands)	September 30, 2016	September 30, 2015	Change
Management fee	$20,537	$19,039
Less: management fee waiver	(3,662)	(3,866)
Total management fee	16,875	15,173	11%
Incentive fee	16,266	14,969	9%
Capital gains incentive fee(1)	—	—	NM	*
Interest and other financing expenses	20,544	16,863	22%
Professional fees	2,461	2,456	—%
Administrative expenses	2,054	1,804	14%
Other general and administrative expenses	1,206	1,252	(4)%
Total expenses	59,406	52,517	13%
Less: expenses waived and reimbursed	(347)	(733)	(53)%
Net expenses before income taxes	59,059	51,784	14%
Income tax expense	113	130	(13)%
Net expenses after income taxes	$59,172	$51,914	14%

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
*    Not meaningful.
Our total net operating expenses increased by approximately $7.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Our management fee increased by approximately $1.7 million, net of a management fee waiver, and incentive fees increased by approximately $1.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in management fee and incentive fee from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was attributable to larger invested balances, driven by the proceeds from our May 2016 unsecured notes offering, and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments.
Interest and other financing expenses increased by approximately $3.7 million during the nine months ended September 30, 2016, primarily due to our May 2016 unsecured notes offering and higher drawn balances on the NMFC Credit Facility (as defined below) and SBA-guaranteed debentures. Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended		Percentage
(in thousands)	September 30, 2016	September 30, 2015	Change
Net realized gains (losses) on investments	$2,191	$(13,508)	NM	*
Net change in unrealized appreciation (depreciation) of investments	10,716	7,733	39%
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(1,031)	—	NM	*
Benefit (provision) for taxes	819	(1,217)	NM	*
Net realized and unrealized gains (losses)	$12,695	$(6,992)	NM	*

*	Not meaningful.
Our net realized and unrealized gains resulted in a net gain of approximately $12.7 million for the nine months ended September 30, 2016 compared to net realized losses and unrealized gains resulting in a net loss of approximately $7.0 million for the same period in 2015. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the nine months ended September 30, 2016 was primarily driven by the overall increase in the market prices of our investments during the period, but also includes a further mark down of our investment in one portfolio company that was placed on non-accrual. The benefit for income taxes was attributable to three equity investments that are held as of September 30, 2016 in three of our corporate subsidiaries.
The net loss for the nine months ended September 30, 2015 was primarily driven by $29.7 million of realized losses on investments resulting from the modification of terms on three portfolio companies that were accounted for as extinguishments. These losses were partially offset by sales or repayments of investments with fair values in excess of December 31, 2014 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments, which included the sale of two portfolio companies resulting in realized gains of approximately $14.2 million.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through September 30, 2016, we raised approximately $454.0 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of our common stock sold in the additional offerings.
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
At September 30, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $49.8 million and $30.1 million, respectively. Our cash provided by (used in) operating activities during the nine months ended September 30, 2016 and September 30, 2015 was approximately $112.8 million and $(20.9) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
Effective January 1, 2016, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Previously, the Holdings Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.75% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$2.2	$2.3	$7.2	$7.7
Non-usage fee	$0.2	$0.2	$0.5	$0.4
Amortization of financing costs	$0.4	$0.4	$1.2	$1.2
Weighted average interest rate	2.8%	2.6%	2.7%	2.6%
Effective interest rate	3.6%	3.3%	3.4%	3.2%
Average debt outstanding	$318.4	$350.5	$353.6	$391.0
As of September 30, 2016 and December 31, 2015, the outstanding balance on the Holdings Credit Facility was $308.9 million and $419.3 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
The maximum amount of revolving borrowings available under the Predecessor Holdings Credit Facility was $280.0 million. Until December 18, 2014, NMF Holdings was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, respectively, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Predecessor Holdings Credit Facility was amended and restated on May 6, 2014 and as a result, it was non-recourse to us and was collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Predecessor Holdings Credit Facility were capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Predecessor Holdings Credit Facility. The Predecessor Holdings Credit Facility contained certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Predecessor Holdings Credit Facility required us to maintain a minimum asset coverage ratio. However, the covenants were generally not tied to mark to market fluctuations in the prices of NMF Holdings' investments, but rather to the performance of the underlying portfolio companies.
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

The SLF Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for first lien loans and LIBOR plus 2.75% per annum for second lien loans. A non-usage fee was paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
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
As of September 30, 2016, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2016	September 30, 2015		September 30, 2016	September 30, 2015
Interest expense	$0.7	$0.5		$1.9	$1.2
Non-usage fee	$0.1	$—	(1)	$0.1	$0.1
Amortization of financing costs	$0.1	$0.1		$0.3	$0.3
Weighted average interest rate	3.0%	2.7%		3.0%	2.7%
Effective interest rate	3.6%	3.2%		3.6%	3.5%
Average debt outstanding	$89.4	$79.5		$85.0	$59.6

(1)	For the three months ended September 30, 2015, the total non-usage fee was less than $50 thousand.
As of September 30, 2016 and December 31, 2015, the outstanding balance on the NMFC Credit Facility was $42.5 million and $90.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Convertible Notes—On June 3, 2014, we closed a private offering of $115.0 million aggregate principal amount of unsecured convertible notes (the "Convertible Notes"), pursuant to an indenture, dated June 3, 2014 (the "Indenture"). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of the first anniversary, June 3, 2015, of the Convertible Notes, the restrictions under Rule 144A under the Securities Act were removed, allowing the Convertible Notes to be eligible and freely tradeable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, we closed a public offering of an additional $40.3 million aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of Convertible Notes that the Company issued on June 3, 2014.
The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.

The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of September 30, 2016.

September 30, 2016
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at September 30, 2016	11.7%
Conversion rate at September 30, 2016(1)(2)	63.2794
Conversion price at September 30, 2016(2)(3)	$15.80
Last conversion price calculation date	June 3, 2016

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2016 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $14.05 per share. In no event will the total number of shares of common stock issuable upon conversion exceed 71.1893 per $1.0 thousand principal amount of the Convertible Notes. We have determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The Convertible Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. The issuance is considered part of the if-converted method for calculation of diluted earnings per share.
We may not redeem the Convertible Notes prior to maturity. No sinking fund is provided for the Convertible Notes. In addition, if certain corporate events occur, holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Note and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the Indenture.
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$1.4	$1.4	$4.3	$4.3
Amortization of financing costs	$0.2	$0.2	$0.6	$0.6
Effective interest rate	5.6%	5.6%	5.7%	5.7%
Average debt outstanding	$115.4	$115.0	$115.1	$115.0
As of September 30, 2016 and December 31, 2015, the outstanding balance on the Convertible Notes was $155.3 million and $115.0 million, respectively, and NMFC was in compliance with the terms of the Indenture.

Unsecured Notes—On May 6, 2016, we issued $50.0 million in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of Unsecured Notes to institutional investors in a private placement. The NPA provides for future issuances of Unsecured Notes in separate series or tranches. The Unsecured Notes are equal in priority with our other unsecured indebtedness, including our Convertible Notes.
The Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, starting on November 15, 2016. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the Unsecured Notes at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Internal Revenue Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under our other indebtedness or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2016	September 30, 2015(1)	September 30, 2016(2)	September 30, 2015(1)
Interest expense	$0.7	$—	$1.1	$—
Amortization of financing costs	$0.1	$—	$0.1	$—
Effective interest rate	5.8%	—%	5.8%	—%
Average debt outstanding	$50.4	$—	$50.3	$—

(1)	Not applicable, as the Unsecured Notes were issued on May 6, 2016.

(2)	For the nine months ended September 30, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the Unsecured Notes) to September 30, 2016.
As of September 30, 2016, the outstanding balance on the Unsecured Notes was $90.0 million and we were in compliance with the terms of the NPA.
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

As of September 30, 2016 and December 31, 2015, SBIC LP had regulatory capital of $72.4 million and $72.4 million, respectively, and SBA-guaranteed debentures outstanding of $121.7 million and $117.7 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our fixed-rate SBA-guaranteed debentures as of September 30, 2016.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.501%	0.742%
Total SBA-guaranteed debentures		$121.7
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$1.0	$0.4	$2.8	$0.8
Amortization of financing costs	$0.1	$0.1	$0.3	$0.1
Weighted average interest rate	3.1%	1.9%	3.1%	1.9%
Effective interest rate	3.5%	2.3%	3.5%	2.2%
Average debt outstanding	$121.7	$92.7	$119.2	$59.3
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2016 and December 31, 2015, SBIC LP was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2016 and December 31, 2015, we had outstanding commitments to third parties to fund investments totaling $18.1 million and $26.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2016 and December 31, 2015, we had commitment letters to purchase debt investments in an aggregate par amount of $2.2 million and $0, respectively. As of September 30, 2016 and December 31, 2015, we had not entered into any bridge financing commitments which could require funding in the future.
As of September 30, 2016 and December 31, 2015, we had unfunded commitments related to our equity investment in SLP II of $31.8 million and $0, respectively, which may be funded at our discretion.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2016 is as follows:

	Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$308.9	$—	$—	$308.9	$—
Convertible Notes(2)	155.3	—	155.3	—	—
SBA-guaranteed debentures(3)	121.7	—	—	—	121.7
Unsecured Notes(4)	90.0	—	—	90.0	—
NMFC Credit Facility(5)	42.5	—	42.5	—	—
Total Contractual Obligations	$718.4	$—	$197.8	$398.9	$121.7

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($308.9 million as of September 30, 2016) must be repaid on or before December 18, 2019. As of September 30, 2016, there was approximately $186.1 million of possible capacity remaining under the Holdings Credit Facility.

(2)	The $155.3 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(3)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(4)	The $90.0 million Unsecured Notes will mature on May 15, 2021 unless earlier repurchased.

(5)
Under the terms of the $122.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($42.5 million as of September 30, 2016) must be repaid on or before June 4, 2019. As of September 30, 2016, there was approximately $80.0 million of possible capacity remaining under the NMFC Credit Facility.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2016 totaled approximately $65.1 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the nine months ended September 30, 2016 and the years ended December 31, 2015 and December 31, 2014:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2016
Third Quarter	August 2, 2016	September 16, 2016	September 30, 2016	$0.34
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
				$1.02
December 31, 2015
Fourth Quarter	November 3, 2015	December 16, 2015	December 30, 2015	$0.34
Third Quarter	August 4, 2015	September 16, 2015	September 30, 2015	0.34
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
				$1.36
December 31, 2014
Fourth Quarter	November 4, 2014	December 16, 2014	December 30, 2014	$0.34
Third Quarter	August 5, 2014	September 16, 2014	September 30, 2014	0.34
Third Quarter	July 30, 2014	August 20, 2014	September 3, 2014	0.12	(1)
Second Quarter	May 6, 2014	June 16, 2014	June 30, 2014	0.34
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	0.34
				$1.48

(1)	Special dividend related to estimated realized capital gains attributable to the Predecessor Operating Company's warrant investments in Learning Care Group (US), Inc.
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2015 and December 31, 2014, total distributions were $81.0 million and $77.6 million, respectively, of which the distributions were comprised of approximately 99.96% and 96.16%, respectively, of ordinary income, 0.00% and 3.55%, respectively, of long-term capital gains and approximately 0.04% and 0.29%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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

•
We have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2016 approximately $0.3 million and $1.3 million, respectively, of indirect administrative expenses were included in administrative expenses, of which $0 and $0.3 million, respectively, of indirect administrative expenses were waived by the Administrator. As of September 30, 2016, approximately $0.3 million of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.

•
We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance".

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures.
Concurrently with the IPO, we sold an additional 2,172,000 shares of our common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. During the nine months ended September 30, 2016, certain of the loans held in our portfolio have floating interest rates. As of September 30, 2016, approximately 88.7% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 11.3% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2016. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and convertible notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2016. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2016, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2016. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2016, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.75%	(1)
Base Interest Rate	—%
+100 Basis Points	4.83%
+200 Basis Points	12.94%
+300 Basis Points	21.28%

(1)	Limited to the lesser of the September 30, 2016 LIBOR rates or a decrease of 25 basis points.
We were not exposed to any foreign currency exchange risks as of September 30, 2016.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended September 30, 2016.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended September 30, 2016, as a part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 109,592 shares of our common stock for $1.4 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the quarter ended September 30, 2016.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	or Programs	the Plans or Programs
July 2016	109,592	$13.19	—	$—
August 2016	—	—	—	—
September 2016	—	—	—	—
Total	109,592	$13.19	—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our board of directors, we expect the repurchase program to be in place until the earlier of December 31, 2016 or until $50.0 million of our outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

4.2	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated June 3, 2014(7)

4.3	Form of Global Note 5.00% Convertible Note Due 2019 (included as part of Exhibit 4.2)(7)

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

10.10	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)

10.11	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.12	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)

10.13	Second Amended and Restated Administration Agreement(11)

10.14	Form of Trademark License Agreement(1)

10.15	Amendment No. 1 to Trademark License Agreement(4)

10.16	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

Exhibit Number	Description
10.17	Dividend Reinvestment Plan(2)

10.18	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(14)

10.19	Form of Amended and Restated Note Purchase Agreement relating to 5.313% Notes due 2021, dated September 30, 2016, by and between New Mountain Finance Corporation and the purchasers party thereto(15)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on December 23, 2014.

(10)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on January 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 5, 2015.

(12)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 30, 2015.

(13)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on March 29, 2016.

(14)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 4, 2016.

(15)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on October 3, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2016.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)