Form 10-K
period 2016-12-31
New Mountain Finance Corp
filed 2017-02-28
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 30, 2016, based on the closing price on that date of $12.90, on the New York Stock Exchange was $741.5 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 28, 2017
Common stock, par value $0.01 per share	69,717,814
Portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

PART I
Item 1.    Business
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act").
Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. For additional information about our organizational structure prior to May 8, 2014, see "—Historical Structure". NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. ("NMF YP"), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. ("NMF Servicing") serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. ("SBIC LP") and its general partner, New Mountain Finance SBIC G.P., L.L.C. ("SBIC GP"), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC LP received a license from the United States ("U.S.") Small Business Administration (the "SBA") to operate as a small business investment company ("SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act").
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital, L.L.C. ("New Mountain Capital", defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management totaling more than $15.5 billion(1), which includes total assets held by us. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. For additional information on the investment committee, see "Investment Committee".
New Mountain Finance Administration, L.L.C.
New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator also performs, or oversees the performance of, our financial records, our reports to stockholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). The Administrator performs the calculation and publication of our net asset values, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator may also provide, on our behalf, managerial assistance to our portfolio companies.
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
_______________________________________________________________________________

(1)	Includes amounts committed, not all of which have been drawn down and invested, as of December 31, 2016, as well as amounts called and returned since inception.

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
We make investments through both primary originations and open-market secondary purchases. We primarily target loans to, and invest in, the U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $20.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC LP’s investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC LP’s investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2016, our top five industry concentrations were business services, software, consumer services, investment fund and education. Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $100.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2016, our portfolio consisted of 78 portfolio companies and was invested 44.9% in first lien loans, 38.8% in second lien loans, 4.3% in subordinated debt and 12.0% in equity and other, as measured at fair value versus 75 portfolio companies invested 44.3% in first lien loans, 41.8% in second lien loans, 5.8% in subordinated debt and 8.1% in equity and other at December 31, 2015.
The fair value of our investments was approximately $1,558.8 million in 78 portfolio companies at December 31, 2016, approximately $1,512.2 million in 75 portfolio companies at December 31, 2015 and approximately $1,424.7 million in 71 portfolio companies at December 31, 2014.
The following table shows our portfolio and investment activity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Years Ended December 31,
(in millions)	2016	2015	2014(1)
New investments in 43, 36 and 43 portfolio companies, respectively	$558.1	$612.7	$720.9
Debt repayments in existing portfolio companies	479.5	400.8	267.5
Sales of securities in 10, 15 and 14 portfolio companies, respectively	67.6	83.1	117.0
Change in unrealized appreciation on 71, 23 and 20 portfolio companies, respectively	76.5	44.7	21.2
Change in unrealized depreciation on 24, 70 and 60 portfolio companies, respectively	(36.4)	(79.9)	(63.9)
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, amounts represent the investment activity of the Predecessor Operating Company through and including May 7, 2014 and our investment activity from May 8, 2014 through December 31, 2014.

At December 31, 2016 and December 31, 2015, our weighted average yield to maturity at cost ("Yield to Maturity at Cost") was approximately 11.1% and 10.7%, respectively. This Yield to Maturity at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.

The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2016, calculated as a percentage of total assets as of December 31, 2016:

Portfolio Company	Percent of Total Assets
NMFC Senior Loan Program II LLC	4.3%
UniTek Global Services, Inc.	3.4%
Tenawa Resource Holdings LLC	2.8%
TIBCO Software Inc.	2.7%
Navex Global, Inc.	2.7%
Hill International, Inc.	2.5%
AssuredPartners, Inc.	2.5%
Kronos Incorporated	2.2%
PetVet Care Centers LLC	2.2%
Ascend Learning, LLC	2.1%
Total	27.4%

Industry Type	Percent of Total Assets
Business Services	27.9%
Software	25.4%
Consumer Services	6.4%
Investment Fund	5.7%
Education	5.7%
Energy	4.5%
Healthcare Services	4.3%
Distribution & Logistics	3.7%
Federal Services	3.6%
Net Lease	1.6%
Total	88.8%
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

•
Seasoned management team.  We generally require that portfolio companies have a seasoned management team with strong corporate governance. Oftentimes we have a historical relationship with or direct knowledge of key managers from previous investment experience.

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
Investment Committee
The Investment Adviser's investment committee (the "Investment Committee") currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Beginning in August 2016, Mathew J. Lori was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. The Investment Committee is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
The purpose of the Investment Committee is to evaluate and approve, as deemed appropriate, all investments by the Investment Adviser, subject to certain thresholds. The Investment Committee's process is intended to bring the diverse experience and perspectives of the Investment Committee's members to the analysis and consideration of every investment. The Investment Committee also serves to provide investment consistency and adherence to the Investment Adviser's investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.
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
Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We use several methods of evaluating and monitoring the performance of our investments, including but not limited to the following:

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2016:

(in millions)	As of December 31, 2016
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$136.7	9.1%	$136.9	8.8%
Investment Rating 2	1,278.0	84.7%	1,399.7	89.8%
Investment Rating 3	20.5	1.4%	12.6	0.8%
Investment Rating 4	72.7	4.8%	9.6	0.6%
	$1,507.9	100.0%	$1,558.8	100.0%
_______________________________________________________________________________

(1)	Excludes shares and warrants.
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
Valuation
At all times consistent with accounting principals generally accepted in the United States of America ("GAAP") and the 1940 Act, we conduct a valuation of assets, which impacts our net asset value.
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
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the U.S., it must be operated for the purpose of investing in or lending to primarily private companies and for qualifying investments it must make significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.
We have a board of directors. A majority of our board of directors must be persons who are not interested persons, as that term is defined in the 1940 Act. As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.
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
We may, to the extent permitted under the 1940 Act, issue additional equity or debt capital. We will generally not be able to issue and sell our common stock at a price below net asset value per share without shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On September 12, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. Furthermore, there is no assurance when, or if, this application for exemptive relief will be granted by the SEC.
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
Taxation as a Regulated Investment Company
We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income recognized by us.
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
We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed and on which we did not pay corporate-level U.S. federal income tax, in preceding years (the "Excise Tax Avoidance Requirement"). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
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

•
at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•
no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) businesses or of certain "qualified publicly traded partnerships" (the "Diversification Tests").

A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years.
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
Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.
SBA Regulation
On August 1, 2014, SBIC LP, our wholly-owned direct and indirect subsidiary, received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act. SBIC LP has an investment strategy and philosophy substantially similar to ours and makes similar types of investments in accordance with SBA regulations.
A license allows SBIC LP to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, a standard debenture licensed SBIC is eligible for two tiers of leverage capped at $150.0 million, where each tier is equivalent to the SBIC's regulatory capital, which generally equates to the amount of equity capital in the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment, if applicable, on a regular basis and annual examinations conducted by the SBIC. The SBA, as a creditor, will have a superior claim to SBIC LP's assets over our stockholders in the event SBIC LP is liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.
On November 5, 2014, we received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of SBIC LP from our 200.0% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200.0%. This provides us with increased investment flexibility but also increases our risks related to leverage.
SBICs are designed to stimulate the flow of private investor capital to eligible small businesses as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to "smaller business", as defined by the SBA. The definition of a smaller business generally includes businesses that have a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and is based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment.
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
Historical Structure
On May 19, 2011, we priced our IPO of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, we sold an additional 2,172,000 shares of our common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities (as defined below). In connection with our IPO and through a series of transactions, NMF Holdings acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".
Until May 8, 2014, NMF Holdings was externally managed by the Investment Adviser and was regulated as a BDC under the 1940 Act. As such, NMF Holdings was obligated to comply with certain regulatory requirements. NMF Holdings was treated as a partnership for U.S. federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, NMF Holdings' existence as a partnership for U.S. federal income tax purposes terminated and NMF Holdings became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes.
Until April 25, 2014, New Mountain Finance AIV Holdings Corporation ("AIV Holdings") was a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, was AIV Holdings' sole stockholder. AIV Holdings was a closed-end, non-diversified management investment company that was regulated as a BDC under the 1940 Act. As such, AIV Holdings was obligated to comply with certain regulatory requirements. AIV Holdings was treated, and complied with the requirements to qualify annually, as a RIC under the Code. AIV Holdings was dissolved on April 25, 2014.
Prior to May 8, 2014, NMFC and AIV Holdings were holding companies with no direct operations of their own, and their sole asset was their ownership in NMF Holdings. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated (the "Operating Agreement"), of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings.

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
Since our IPO, and through December 31, 2016, we raised approximately $533.1 million in net proceeds from additional offerings of common stock and issued shares of common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from NMF Holdings units of NMF Holdings equal to the number of shares of our common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, we owned 100.0% of the units of NMF Holdings, which became our wholly-owned subsidiary.
Restructuring
As a BDC, AIV Holdings had been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of AIV Holdings' business model, AIV Holdings' board of directors determined that continuation as a BDC was not in the best interest of AIV Holdings and Guardian AIV. Specifically, given that AIV Holdings was formed for the sole purpose of holding units of NMF Holdings and AIV Holdings had disposed of all of the units of NMF Holdings that it was holding as of February 3, 2014, the board of directors of AIV Holdings approved and declared advisable at an in-person meeting held on March 25, 2014 the withdrawal of AIV Holdings' election to be regulated as a BDC under the 1940 Act. In addition, the board of directors of AIV Holdings approved and declared advisable for AIV Holdings to terminate its registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and to dissolve AIV Holdings under the laws of the State of Delaware.
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

Effective May 8, 2014, NMF Holdings amended and restated its Operating Agreement such that the board of directors of NMF Holdings was dissolved and NMF Holdings remained a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for NMF Holdings' credit facility, and NMFC assumed all other operating activities previously undertaken by NMF Holdings under the management of the Investment Adviser (collectively, the "Restructuring"). After the Restructuring, all wholly-owned direct and indirect subsidiaries of NMFC are consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with GAAP. NMFC continues to remain a BDC regulated under the 1940 Act.
Also, on May 8, 2014, NMF Holdings filed Form 15 with the SEC to terminate NMF Holdings' registration under Section 12(g) of the Exchange Act. As a special purpose entity, NMF Holdings is bankruptcy-remote and non-recourse to NMFC. In addition, the assets held at NMF Holdings will continue to be used to secure NMF Holdings' credit facility.
Prior to December 18, 2014, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF") was a Delaware limited liability company. NMF SLF was a wholly-owned subsidiary of NMF Holdings and thus our wholly-owned indirect subsidiary. NMF SLF was bankruptcy-remote and non-recourse to us. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings for additional information on our borrowings.
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
Management Services
The Investment Adviser is registered as an Investment Adviser under the Advisers Act. The Investment Adviser serves pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of our board of directors, the Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines the securities and other assets that we will purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of our investments that we make;

•	executes, monitors and services the investments that we make;

•	performs due diligence on prospective portfolio companies;

•	votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require.
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
Since our IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings' Loan and Security Agreement with Wells Fargo Bank, National Association, dated May 19, 2011, as amended and restated (the "Predecessor Holdings Credit Facility"), and into the Second Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association (the "Holdings Credit Facility") on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings for additional information on our credit facilities. Post credit facility merger and to be consistent with the methodology since our IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which approximated $297.3 million as of December 31, 2016. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2016, total management fees waived was approximately $4.8 million.
Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there is none as of December 31, 2016), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under GAAP, our IPO did not step-up the cost basis of the Predecessor Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. We track the transferred (or fair market) value of each of our investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjust Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on our investments as if each investment was purchased at the date of our IPO, or stepped up to fair market value. This is defined as "Pre-Incentive Fee Adjusted Net Investment Income". We also use the transferred (or fair market) value of each of our investments as of the time of the IPO to adjust capital gains ("Adjusted Realized Capital Gains") or losses ("Adjusted Realized Capital Losses") and unrealized capital appreciation ("Adjusted Unrealized Capital Appreciation") and unrealized capital depreciation ("Adjusted Unrealized Capital Depreciation").
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

•
100.0% of our Pre-Incentive Fee Adjusted Net Investment Income with respect to that portion of such Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of our Pre-

Incentive Fee Adjusted Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up". The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of our Pre-Incentive Fee Adjusted Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Adjusted Net Investment Income exceeds 2.5% in any calendar quarter.

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

•
printing, mailing and all other direct expenses incurred by either the Investment Adviser or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, including the allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staffs.

Board Consideration of the Investment Management Agreement
Our board of directors determined at an in-person meeting held on February 8, 2017 to re-approve our Investment Management Agreement with the Investment Adviser. In the consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:

•
the nature, extent and quality of advisory and other services provided by the Investment Adviser, including information about our investment performance relative to our stated objectives and in comparison to our performance peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and our investment performance is reasonable;

•
the experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of the Investment Adviser have extensive experience and are well qualified to provide advisory and other services to us;

•
the current fee structure, the existence of any fee waivers, and our anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;

•
the advisory fees charged to us by the Investment Adviser and comparative data regarding the advisory fees charged by other investment advisers to BDCs with similar investment objectives, and concluded that the advisory fees charged to us by the Investment Adviser are reasonable;

•
the direct and indirect costs, including for personnel and office facilities, that are incurred by the Investment Adviser and its affiliates in performing services for us and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;

•
possible economies of scale arising from our size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged to us by the Investment Adviser, and concluded that some economies of scale may be possible in the future;

•
other possible benefits to the Investment Adviser and its affiliates arising from their relationships with us, and concluded that any such other benefits were not material to the Investment Adviser and its affiliates; and

•	possible alternative fee structures or bases for determining fees, and concluded that our current fee structure and bases for determining fees are satisfactory.
Based on the information reviewed and the discussions detailed above, our board of directors, including a majority of the directors who are not "interested persons" as defined in the 1940 Act, concluded that the fees payable to the Investment Adviser pursuant to the Investment Management Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. Our board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of our board of directors may have given different weights to different factors.
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

(iv)	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2)	Securities of any eligible portfolio company that the BDC controls.

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

4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60.0% of the outstanding equity of the eligible portfolio company.

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

As of December 31, 2016, 9.9% of our total assets were non-qualifying assets.
Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the eligible issuers of its securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate provides such managerial assistance on our behalf to portfolio companies that request this assistance.
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no temporary investments as of December 31, 2016.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Holdings Credit Facility, or the Senior Secured Revolving Credit Agreement with Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, dated June 4, 2014, as amended (together with the related guarantee and security agreement, the "NMFC Credit Facility"), the convertible notes issued on June 3, 2014 and September 30, 2016 under our indenture with U.S. Bank National Association (the "Convertible Notes"), or the unsecured notes issued on May 6, 2016 and September 30, 2016 (the "Unsecured Notes")), we must make provisions to prohibit any distribution to our stockholders or the repurchase of our equity securities unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. We received exemptive relief from the SEC on November 5, 2014, allowing us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from this calculation. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, District of Columbia 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330, and a copy of the code of ethics may be obtained, after paying a duplication fee, by electronic request at the following e-mail address: publicinfo@sec.gov. In addition, the code of ethics is available on the SEC’s Internet site at http://www.sec.gov.
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
Staffing
We do not have any employees. Our day-to-day investment operations are managed by the Investment Adviser. See “—Investment Management Agreement”. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. For a more detailed discussion of the Administration Agreement, see Item 8.—Financial Statements and Supplementary Data—Note 5. Agreements.
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

•
pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding their assessment of their internal control over financial reporting and is required to obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act of 2002 requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act of 2002 and will take actions necessary to ensure that we are in compliance therewith.
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. You may inspect and copy any materials we file with the SEC at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.
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
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. The federal debt limit has been suspended since November 2, 2015, but the limit is set to be reinstated on March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. Since 2010, several European Union ("EU") countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In June 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the EU (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and  credit markets), and especially in the U.K. and the EU, and this uncertainty and instability may last indefinitely. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our board of directors in accordance with our valuation policy, which is at all times consistent with GAAP. See Item 8.—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies or Note 4, Fair Value for additional information on valuations.
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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee and John R. Kline, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2016 consisted of over 100 staff members of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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

We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our stockholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected, thus affecting our business, financial condition and results of operations. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.
Our business, results of operations and financial condition depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective and to grow depends on the Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement and may also be called upon to provide managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.
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
At December 31, 2016, we had $333.5 million, $10.0 million, $155.3 million, $90.0 million and $121.7 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the Convertible Notes, the Unsecured Notes and the SBA-guaranteed debentures, respectively. The Holdings Credit Facility, NMFC Credit Facility and the SBA-guaranteed debentures had weighted average interest rates of 2.8%, 3.0% and 3.1%, respectively, for the year ended December 31, 2016. The interest rate on the Convertible Notes is 5.0% per annum and the interest rate on the Unsecured Notes is 5.313% per annum.
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

Our Unsecured Notes are subject to certain covenants, including covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Internal Revenue Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross‑default under our other indebtedness or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. In addition, we are obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.
If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The revolving period under the Holdings Credit Facility ends on December 18, 2017, and the Holdings Credit Facility matures on December 18, 2019. The NMFC Credit Facility, the Convertible Notes and the Unsecured Notes mature on June 4, 2019, June 15, 2019 and May 15, 2021, respectively. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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
If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and contained in the Holdings Credit Facility, NMFC Credit Facility and the Unsecured Notes. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under the Holdings Credit Facility and NMFC Credit Facility and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations, or reapply for SBIC licenses. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future credit facilities. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.
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
The SBA regulations require, among other things, an annual periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor. If SBIC LP fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC LP's use of the debentures, declare outstanding debentures immediately due and payable, and/

or limit SBIC LP from making new investments. In addition, the SBA could revoke or suspend SBIC LP's license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC LP is our wholly-owned direct and indirect subsidiary.
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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. As a result, on September 12, 2016, we, the Investment Adviser and certain affiliates of the Investment Adviser have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow additional latitude to co-invest. However, there is no assurance when, or even if, we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which the Investment Adviser or any of its affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by our Investment Adviser or its affiliates prior to receipt of such relief.
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
We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
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
We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after each issuance of senior securities. As a result of our SEC exemptive relief, we are permitted to exclude our SBA-guaranteed debentures from the definition of senior securities in the 200.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 200.0%, we would be unable to issue senior securities, and if we had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Holdings Credit Facility and NMFC Credit Facility), we would be unable to make distributions to our stockholders. However, at December 31, 2016, our only senior securities outstanding were indebtedness under the Holdings Credit Facility, NMFC Credit Facility, Convertible Notes and Unsecured Notes and therefore at December 31, 2016, we would not have been precluded from paying distributions. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.
The Holdings Credit Facility matures on December 18, 2019 and permits borrowings of $495.0 million as of December 31, 2016. The Holdings Credit Facility had $333.5 million in debt outstanding as of December 31, 2016. The NMFC Credit Facility matures on June 4, 2019 and permits borrowings of $122.5 million as of December 31, 2016. The NMFC Credit Facility had $10.0 million in debt outstanding as of December 31, 2016. The Convertible Notes mature on June 15, 2019. The Convertible Notes had $155.3 million in debt outstanding as of December 31, 2016. The Unsecured Notes mature on May 15, 2021. The Unsecured Notes had $90.0 million in debt outstanding as of December 31, 2016. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. As of December 31, 2016, $121.7 million of SBA-guaranteed debentures were outstanding.

In addition, we may in the future seek to securitize other portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. If we are unable to successfully securitize its loan portfolio, which must be done in compliance with the relevant restrictions in the Holdings Credit Facility, our ability to grow our business or fully execute our business strategy could be impaired and our earnings, if any, could decrease. The securitization market is subject to changing market conditions, and we may not be able to access this market when it would be otherwise deemed appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will continue to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under the Holdings Credit Facility, the NMFC Credit Facility or the Unsecured Notes, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of our board of directors and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under the Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Notes, and such other factors as our board of directors may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
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
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us  to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and board of directors and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation or shareholder activism.
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
In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. As a result, our portfolio companies, particularly those operating in the energy sector, may be subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.
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
As a publicly traded company, we incur legal, accounting and other expenses, which are paid by us, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”, and other rules implemented by the SEC.
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
Our business is highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.
Our business is highly dependent on the communications and information systems of the Investment Adviser and its affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and, consequently, negatively affect the market price of our common stock and our ability to pay distributions to our stockholders. In addition, because many of our portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.
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
In addition, in the course of providing significant managerial assistance to certain of our eligible portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
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
Our investments are almost entirely rated below investment grade or may be unrated, which are often referred to as “leveraged loans”, “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2016, our investments in the business services and the software industries represented approximately 29.6% and 27.0%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
Specifically, companies in the business services industry are subject to general economic downturns and business cycles, and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, companies in the software industry often have narrow product lines and small market shares. Because of rapid technological change, the average selling prices of products and some services provided by software companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by software companies in which we invest may decrease over time. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
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

These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. The Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Notes also include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Notes also include change of control provisions that accelerate the indebtedness (or require prepayment of such indebtedness) under these agreements in the event of certain change of control events.
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
You may not receive distributions or our distributions may decline or may not grow over time.
We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future distributions may be harmed.
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
Item 3.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Distributions
New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of our common stock, the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and the quarterly distributions per share for each fiscal quarter for the years ended December 31, 2016 and December 31, 2015.

	NAV Per Share(1)	Closing Sales Price(2)		Premium (Discount) of High Closing Sales to NAV(3)	Premium (Discount) of Low Closing Sales to NAV(3)	Declared Distributions Per Share(4)(5)
Fiscal Year Ended		High	Low
December 31, 2016
Fourth Quarter	$13.46	$14.30	$13.20	6.24%	(1.93)%	$0.34
Third Quarter	$13.28	$14.28	$13.11	7.53%	(1.28)%	$0.34
Second Quarter	$13.23	$12.90	$12.10	(2.49)%	(8.54)%	$0.34
First Quarter	$12.87	$12.96	$11.09	0.70%	(13.83)%	$0.34
December 31, 2015
Fourth Quarter	$13.08	$14.17	$12.15	8.33%	(7.11)%	$0.34
Third Quarter	$13.73	$14.94	$13.34	8.81%	(2.84)%	$0.34
Second Quarter	$13.90	$15.14	$14.49	8.92%	4.24%	$0.34
First Quarter	$13.89	$15.06	$14.30	8.42%	2.95%	$0.34
_______________________________________________________________________________

(1)
NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for distributions.

(3)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(4)	Represents the distributions declared or paid for the specified quarter.

(5)
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2016 and December 31, 2015, total distributions were $88.8 million and $81.0 million, respectively, of which the distributions were comprised of approximately 89.46% and 99.96%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 10.54% and 0.04%, respectively, of a return of capital.

On February 24, 2017, the last reported sales price of our common stock was $14.90 per share. As of February 24, 2017, we had approximately 19 stockholders of record and one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
Distributions
We intend to pay quarterly distributions to our stockholders in amounts sufficient to maintain our status as a regulated investment company ("RIC"). We intend to distribute approximately our entire Adjusted Net Investment Income (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment. The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital, which is a return of a portion of a stockholders original investment in our common stock, for United States (U.S.) federal tax purposes. Generally, a return of capital will reduce an investor's basis in our stock for U.S. federal income tax purposes, which will result in a higher tax liability when the stock is sold. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

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
If the price at which newly issued shares are to be credited to stockholders' accounts is less than 110.0% of the last determined NAV of the shares, we will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of our common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. See Item 8.—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies for additional information.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2016 and December 31, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount
November 4, 2016	December 15, 2016	December 29, 2016	$0.34
August 2, 2016	September 16, 2016	September 30, 2016	0.34
May 3, 2016	June 16, 2016	June 30, 2016	0.34
February 22, 2016	March 17, 2016	March 31, 2016	0.34
			$1.36

November 3, 2015	December 16, 2015	December 30, 2015	$0.34
August 4, 2015	September 16, 2015	September 30, 2015	0.34
May 5, 2015	June 16, 2015	June 30, 2015	0.34
February 23, 2015	March 17, 2015	March 31, 2015	0.34
			$1.36
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2016 and December 31, 2015, total distributions were $88.8 million and $81.0 million, respectively, of which the distributions were comprised of approximately 89.46% and 99.96%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 10.54% and 0.04%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of securities during the year ended December 31, 2016.

Issuer Purchases of Equity Securities
During the year ended December 31, 2016, as a part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 257,166 shares of our common stock for $3.3 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the year ended December 31, 2016.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	22,138	$12.85	—	$—
February 2016	—	—	—	—
March 2016	—	—	—	—
April 2016	125,436	12.65	—	—
May 2016	—	—	—	—
June 2016	—	—	—	—
July 2016	109,592	13.19	—	—
August 2016	—	—	—	—
September 2016	—	—	—	—
October 2016	—	—	—	—
November 2016	—	—	—	—
December 2016	—	—	—	—
Total	257,166	$12.90	—

Share Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 23, 2016, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2017 or until $50.0 million of outstanding shares of common stock have been repurchased. The following table outlines repurchases of our common stock under our stock repurchase program during the year ended December 31, 2016.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	—	$—	—	$—
February 2016	124,950	11.47	124,950	48,567
March 2016	—	—	—	48,567
April 2016	—	—	—	48,567
May 2016	62,319	12.29	62,319	47,801
June 2016	61,230	12.23	61,230	47,052
July 2016	—	—	—	47,052
August 2016	—	—	—	47,052
September 2016	—	—	—	47,052
October 2016	—	—	—	47,052
November 2016	—	—	—	47,052
December 2016	—	—	—	47,052
Total	248,499	$11.86	248,499

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2016. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.
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

Item 6.    Selected Financial Data
The selected financial data should be read in conjunction with the respective consolidated financial statements and related consolidated notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Financial information for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, has been derived from the Predecessor Operating Company and our financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.

The below selected financial and other data is for NMFC.
(in thousands except shares and per share data)

	Years Ended December 31,
New Mountain Finance Corporation	2016	2015	2014	2013	2012
Statement of Operations Data:
Investment income	$168,084	$153,855	$91,923	$—	$—
Investment income allocated from NMF Holdings	—	—	43,678	90,876	37,511
Net expenses	79,976	71,360	34,727	—	—
Net expenses allocated from NMF Holdings	—	—	20,808	40,355	17,719
Net investment income	88,108	82,495	80,066	50,521	19,792
Net realized (losses) gains on investments	(16,717)	(12,789)	357	—	—
Net realized and unrealized gains (losses) allocated from NMF Holdings	—	—	9,508	11,443	12,087
Net change in unrealized appreciation (depreciation) of investments	40,131	(35,272)	(43,863)	—	—
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(486)	(296)	—	—	—
Net change in unrealized (depreciation) appreciation of investment in NMF Holdings	—	—	—	(44)	(95)
Benefit (provision) for taxes	642	(1,183)	(493)	—	—
Net increase in net assets resulting from operations	111,678	32,955	45,575	61,920	31,784
Per share data:
Net asset value	$13.46	$13.08	$13.83	$14.38	$14.06
Net increase in net assets resulting from operations (basic)	1.72	0.55	0.88	1.76	2.14
Net increase in net assets resulting from operations (diluted)(1)	1.60	0.55	0.86	1.76	2.14
Distributions declared(2)	1.36	1.36	1.48	1.48	1.71
Balance sheet data:
Total assets(3)	$1,656,018	$1,588,146	$1,500,868	$650,107	$345,331
Holdings Credit Facility	333,513	419,313	468,108	N/A	N/A
Convertible Notes	155,523	115,000	115,000	N/A	N/A
SBA-guaranteed debentures	121,745	117,745	37,500	N/A	N/A
Unsecured Notes	90,000	—	—	N/A	N/A
NMFC Credit Facility	10,000	90,000	50,000	N/A	N/A
Total net assets	938,562	836,908	802,170	650,107	341,926
Other data:
Total return based on market value(4)	19.68%	(4.00)%	9.66%	11.62%	24.84%
Total return based on net asset value(5)	13.98%	4.32%	6.56%	13.27%	16.61%
Number of portfolio companies at period end	78	75	71	N/A	N/A
Total new investments for the period(6)	$558,068	$612,737	$720,871	N/A	N/A
Investment sales and repayments for the period(6)	$547,078	$483,936	$384,568	N/A	N/A
Weighted average Yield to Maturity at Cost on debt portfolio at period end (unaudited)(7)	11.1%	10.7%	10.7%	N/A	N/A
Weighted average shares outstanding for the period (basic)	64,918,191	59,715,290	51,846,164	35,092,722	14,860,838
Weighted average shares outstanding for the period (diluted)	72,863,387	66,968,089	56,157,835	35,092,722	14,860,838
Portfolio turnover(6)	36.07%	33.93%	29.51%	N/A	N/A
_______________________________________________________________________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2015, there was anti-dilution. For the years ended December 31, 2016 and December 31, 2014, there was no anti-dilution. For the years ended December 31, 2013 and December 31, 2012, due to reflecting earnings for the full year of operations of the Predecessor Operating Company assuming 100.0% NMFC ownership of Predecessor Operating Company and assuming all of New Mountain Finance AIV Holdings Corporation's ("AIV Holdings") units in the Predecessor Operating Company were exchanged for public shares of NMFC during the years then ended, the earnings per share would be $1.79 and $2.18, respectively.

(2)
Distributions declared in the year ended December 31, 2014 include a $0.12 per share special dividend related to realized capital gains attributable to NMF Holdings' warrant investments in Learning Care Group (US), Inc. Distributions declared in the year ended December 31, 2013 include a $0.12 per share special dividend related to a distribution received attributable to NMF Holdings' investment in YP Equity Investors LLC. Distributions declared in the year ended December 31, 2012 include a $0.23 per share special dividend related to estimated realized capital gains attributable to NMF Holdings' investments in Lawson Software, Inc. and Infor Lux Bond Company and a $0.14 per share special dividend intended to minimize to the greatest extent possible NMFC's U.S. federal income or excise tax liability.

(3)
On January 1, 2016, we adopted Accounting Standard Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Upon adoption, we revised our presentation of deferred financing costs from an asset to a liability, which is a direct deduction to our debt on the Consolidated Statements of Assets and Liabilities. In addition, as of December 31, 2015 and December 31, 2014, we retrospectively revised our presentation of $14.0 million and $14.1 million, respectively, of deferred financing costs that were previously presented as an asset, which resulted in a decrease to total assets and total liabilities as of December 31, 2015 and December 31, 2014. For the years ended December 31, 2013 and December 31, 2012, NMFC was a holding company with no direct operations of its own and its sole asset was its ownership in the Predecessor Operating Company and as such ASU 2015-03 did not apply to NMFC.

(4)
Total return is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the respective period ends. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under our dividend reinvestment plan.

(5)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(6)	For the year ended December 31, 2014, amounts include our investment activity and the investment activity of the Predecessor Operating Company.

(7)
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
(in thousands except units and per unit data)

	Years Ended December 31,
New Mountain Finance Holdings, L.L.C.	2013	2012
Statement of Operations Data:
Total investment income	$114,912	$85,786
Net expenses	51,235	40,569
Net investment income	63,677	45,217
Net realized and unrealized gains (losses)	15,247	28,779
Net increase in net assets resulting from operations	78,924	73,996
Per unit data:
Net asset value	$14.38	$14.06
Net increase in net assets resulting from operations (basic and diluted)	1.79	2.18
Distributions declared(1)	1.48	1.71
Balance sheet data:
Total assets	$1,147,841	$1,025,564
Holdings Credit Facility	221,849	206,938
SLF Credit Facility	214,668	214,262
Total net assets	688,516	569,939
Other data:
Total return at net asset value(2)	13.27%	16.61%
Number of portfolio companies at period end	59	63
Total new investments for the period	$529,307	$673,218
Investment sales and repayments for the period	$426,561	$423,874
Weighted average Yield to Maturity at Cost on debt portfolio at period end (unaudited)(3)	11.0%	10.3%
Weighted average Yield to Maturity on debt portfolio at period end (unaudited)(4)	10.6%	10.1%
Weighted average common membership units outstanding for the period	44,021,920	34,011,738
Portfolio turnover	40.52%	52.02%
_______________________________________________________________________________

(1)
Distributions declared in the year ended December 31, 2013 include a $0.12 per unit special dividend related to a distribution received attributable to NMF Holdings' investment in YP Equity Investors LLC. Distributions declared in the year ended December 31, 2012 include a $0.23 per unit special dividend related to estimated realized capital gains attributable to NMF Holdings' investments in Lawson Software, Inc. and Infor Lux Bond Company and a $0.14 per unit special dividend intended to minimize to the greatest extent possible NMFC's U.S. federal income or excise tax liability. Actual cash payments on the distributions declared to AIV Holdings only, for the quarters ended March 31, 2012, June 30, 2012, December 31, 2012 and March 31, 2013, were made on April 4, 2012, July 9, 2012, January 7, 2013 and April 5, 2013 respectively.

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including interest and inflation rates, and its impact on the industries in which we invest;

•	our future operating results, our business prospects and the adequacy of our cash resources and working capital;

•	the ability of our portfolio companies to achieve their objectives;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•	actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital, L.L.C. ("New Mountain Capital", defined as New Mountain Capital Group, L.L.C. and its affiliates); and

•	the risk factors set forth in Item 1A.—Risk Factors.
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

Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management totaling more than $15.5 billion(1), which includes total assets held by us. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. For additional information about our organizational structure prior to May 8, 2014, see "—Historical Structure". NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC LP received a license from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).
Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC LP's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC LP's investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2016, our top five industry concentrations were business services, software, consumer services, investment fund and education.
As of December 31, 2016, our net asset value was $938.6 million and our portfolio had a fair value of approximately $1,558.8 million in 78 portfolio companies, with a weighted average yield to maturity at cost ("Yield to Maturity at Cost") of approximately 11.1%. This Yield to Maturity at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
_______________________________________________________________________________

(1)	Includes amounts committed, not all of which have been drawn down and invested, as of December 31, 2016, as well as amounts called and returned since inception.

Historical Structure
On May 19, 2011, we priced our IPO of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, we sold an additional 2,172,000 shares of our common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities (as defined below). In connection with our IPO and through a series of transactions, NMF Holdings acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".
Until May 8, 2014, NMF Holdings was externally managed by the Investment Adviser and was regulated as a BDC under the 1940 Act. As such, NMF Holdings was obligated to comply with certain regulatory requirements. NMF Holdings was treated as a partnership for U.S. federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, NMF Holdings' existence as a partnership for U.S. federal income tax purposes terminated and NMF Holdings became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes.
Until April 25, 2014, New Mountain Finance AIV Holdings Corporation ("AIV Holdings") was a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, was AIV Holdings' sole stockholder. AIV Holdings was a closed-end, non-diversified management investment company that was regulated as a BDC under the 1940 Act. As such, AIV Holdings was obligated to comply with certain regulatory requirements. AIV Holdings was treated, and complied with the requirements to qualify annually, as a RIC under the Code. AIV Holdings was dissolved on April 25, 2014.
Prior to May 8, 2014, NMFC and AIV Holdings were holding companies with no direct operations of their own, and their sole asset was their ownership in NMF Holdings. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated (the "Operating Agreement"), of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of NMF Holdings (the number of units were equal to the number of shares of NMFC's common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC's common stock on a one-for-one basis at any time.
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
Since our IPO, and through December 31, 2016, we raised approximately $533.1 million in net proceeds from additional offerings of common stock and issued shares of common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from NMF Holdings units of NMF Holdings equal to the number of shares of our common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, we owned 100.0% of the units of NMF Holdings, which became our wholly-owned subsidiary.
Restructuring
As a BDC, AIV Holdings had been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of AIV Holdings' business model, AIV Holdings' board of directors determined that continuation as a BDC was not in the best interest of AIV Holdings and Guardian AIV. Specifically, given that AIV Holdings was formed for the sole purpose of holding units of NMF Holdings and AIV Holdings had disposed of all of the units of NMF Holdings that it was holding as of February 3, 2014, the board of directors of AIV Holdings approved and declared advisable at an in-person meeting held on March 25, 2014 the withdrawal of AIV Holdings' election to be regulated as a BDC under the 1940 Act. In addition, the board of directors of AIV Holdings approved and declared advisable for AIV Holdings to terminate its registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and to dissolve AIV Holdings under the laws of the State of Delaware.
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
Prior to December 18, 2014, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF") was a Delaware limited liability company. NMF SLF was a wholly-owned subsidiary of NMF Holdings and thus our wholly-owned indirect subsidiary. NMF SLF was bankruptcy-remote and non-recourse to us. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings for additional information on our borrowings.
Recent Developments
On January 12, 2017, the SBA issued a "green light" letter inviting us to continue our application process to obtain a second license to form and operate a second SBIC subsidiary. If approved, the additional SBIC license would provide us with an incremental source of attractive long-term capital. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that we will receive an additional SBIC license, or of the timeframe in which we would receive an additional license, should one ultimately be granted.

    On February 23, 2017, our board of directors declared a first quarter 2017 distribution of $0.34 per share payable on March 31, 2017 to holders of record as of March 17, 2017.
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
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora, NMF QID and NMF YP. Previously, we consolidated our wholly-owned indirect subsidiary NMF SLF until it merged with and into NMF Holdings on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings for additional information on our credit facilities. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946"). Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in ASC 946 to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it is also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.
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
The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period. Reclassifications impacting the fair value hierarchy are reported as transfers in/out of the respective leveling categories as of the beginning of the period in which the reclassifications occur.

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of December 31, 2016:

(in thousands)	Total	Level I	Level II	Level III
First lien	$700,580	$—	$169,979	$530,601
Second lien	604,203	—	280,026	324,177
Subordinated	66,559	—	41,906	24,653
Equity and other	187,475	28	—	187,447
Total investments	$1,558,817	$28	$491,911	$1,066,878
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2016, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2016, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2016 were as follows:

(in thousands)				Range
Type	Fair Value as of December 31, 2016	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$417,464	Market & income approach	EBITDA multiple	2.0x	15.0x	10.2x
			Revenue multiple	0.5x	8.0x	3.0x
			Discount rate	7.2%	12.3%	9.7%
	86,801	Market quote	Broker quote	N/A	N/A	N/A
	26,336	Other	N/A(1)	N/A	N/A	N/A
Second lien	191,419	Market & income approach	EBITDA multiple	5.3x	16.0x	11.7x
			Discount rate	8.7%	13.0%	11.3%
	96,315	Market quote	Broker quote	N/A	N/A	N/A
	36,443	Other	N/A(1)	N/A	N/A	N/A
Subordinated	24,653	Market & income approach	EBITDA multiple	4.5x	8.5x	7.1x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	8.7%	15.8%	13.6%
Equity and other	158,947	Market & income approach	EBITDA multiple	2.5x	13.0x	5.9x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	8.0%	18.9%	14.5%
	1,498	Black Scholes analysis	Expected life in years	8.8	9.3	9.1
			Volatility	32.2%	43.8%	36.4%
			Discount rate	2.5%	2.5%	2.5%
	2	Market quote	Broker quote	N/A	N/A	N/A
	27,000	Other	N/A(1)	N/A	N/A	N/A
	$1,066,878
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

SLP I is capitalized with $93.0 million of capital commitments and $275.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $256.5 million and capital that had been called and funded of $93.0 million. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349.7 million, debt outstanding of $267.6 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedules of Investments as of December 31, 2016 and December 31, 2015.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we earned approximately $1.2 million, $1.2 million and $0.5 million, respectively, in management fees related to SLP I which is included in other income. As of December 31, 2016 and December 31, 2015, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we earned approximately $3.7 million, $3.6 million and $1.1 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2016 and December 31, 2015, approximately $0.9 million and $0.9 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. We and SkyKnight have committed to provide $79.4 million and $20.6 million of equity to SLP II, respectively. As of December 31, 2016, we and SkyKnight have contributed $71.5 million and $18.5 million, respectively. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of December 31, 2016.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. As of December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $361.7 million and debt outstanding under its credit facility of $250.0 million.

The following table is a listing of the individual loans in SLP II's portfolio as of December 31, 2016:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
First lien:				(in thousands)	(in thousands)	(in thousands)
ADG, LLC	Healthcare Services	5.75% (L + 4.75%)	9/28/2023	$17,207	$17,040	$17,121
AssuredPartners, Inc.	Business Services	5.25% (L + 4.25%)	10/21/2022	11,862	11,847	12,058
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.00% (L + 5.00%)	8/21/2023	14,962	14,819	14,963
Coinstar, LLC	Consumer Services	5.25% (L + 4.25%)	9/27/2023	4,987	4,963	5,054
Cvent, Inc.	Software	6.00% (L + 5.00%)	11/29/2023	10,000	9,901	10,125
DigiCert Holdings, Inc.	Software	6.00% (L + 5.00%)	10/21/2021	14,900	14,814	14,881
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.25% (L + 5.25%)	2/18/2022	10,507	10,350	10,402
Emerald 2 Limited	Business Services	5.00% (L + 4.00%)	5/14/2021	1,277	1,206	1,174
Engility Corporation (fka TASC, Inc.)	Federal Services	5.81% (Base + 4.72%)	8/14/2023	13,860	13,793	14,080
Evo Payments International, LLC	Business Services	6.00% (L + 5.00%)	12/22/2023	17,500	17,413	17,602
Explorer Holdings, Inc.	Healthcare Services	6.00% (L + 5.00%)	5/2/2023	4,975	4,929	5,028
Globallogic Holdings Inc.	Business Services	5.50% (L + 4.50%)	6/20/2022	10,000	9,900	10,013
GOBP Holdings Inc.	Retail	5.00% (L + 4.00%)	10/21/2021	14,955	14,816	14,985
Hyperion Insurance Group Limited	Business Services	5.50% (L + 4.50%)	4/29/2022	14,401	14,179	14,476
J.D. Power and Associates	Business Services	5.25% (L + 4.25%)	9/7/2023	9,975	9,927	10,075
Kronos Incorporated	Software	5.00% (L + 4.00%)	11/1/2023	10,000	9,951	10,105
Masergy Holdings, Inc.	Business Services	5.50% (L + 4.50%)	12/15/2023	7,500	7,463	7,563
McGraw-Hill Global Education Holdings, LLC	Education	5.00% (L + 4.00%)	5/4/2022	9,950	9,905	9,971
Ministry Brands, LLC	Software	6.00% (L + 5.00%)	12/2/2022	7,846	7,807	7,807
Mister Car Wash Holdings, Inc.	Consumer Services	5.25% (L + 4.25%)	8/20/2021	8,312	8,250	8,354
Navex Global, Inc.	Software	5.99% (L + 4.75%)	11/19/2021	14,933	14,718	14,858
nThrive, Inc. (fka Precyse Acquisition Corp.)	Healthcare Services	6.50% (L + 5.50%)	10/20/2022	9,950	9,813	10,083
Poseidon Intermediate, LLC	Software	5.25% (L + 4.25%)	8/15/2022	14,962	14,962	15,055
Quest Software US Holdings Inc.	Software	7.00% (L + 6.00%)	10/31/2022	10,000	9,853	10,153
Rocket Software, Inc.	Software	5.25% (L + 4.25%)	10/14/2023	14,962	14,817	15,129
SolarWinds Holdings, Inc.	Software	5.50% (L + 4.50%)	2/3/2023	14,688	14,697	14,852
TTM Technologies, Inc.	Business Products	5.25% (L + 4.25%)	5/31/2021	13,548	13,444	13,599
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	5.75% (L + 4.75%)	11/23/2019	10,801	10,780	10,942
Vision Solutions, Inc.	Software	7.50% (Base + 6.50%)	6/16/2022	9,938	9,845	9,919
Vivid Seats LLC	Business Services	6.75% (L + 5.75%)	10/12/2022	4,000	3,922	3,985
WD Wolverine Holdings, LLC	Healthcare Services	6.50% (L + 5.50%)	10/17/2023	10,200	9,900	9,894
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	17,500	17,414	17,413
				$360,458	$357,438	$361,719
_______________________________________________________________________________

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2016.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP II.

Below is certain summarized financial information for SLP II as of December 31, 2016 and for the year ended December 31, 2016:

Selected Balance Sheet Information:	December 31, 2016
(in thousands)
Investments at fair value (cost of $357,438)	$361,719
Receivable from unsettled securities sold	1,007
Cash and other assets	10,138
Total assets	$372,864

Credit facility	$249,960
Deferred financing costs	(2,565)
Payable for unsettled securities purchased	24,862
Distribution payable	3,000
Other liabilities	3,350
Total liabilities	278,607

Members' capital	$94,257
Total liabilities and members' capital	$372,864

Selected Statement of Operations Information:	Year Ended December 31, 2016(1)
(in thousands)
Interest income	$7,463
Other income	572
Total investment income	8,035

Interest and other financing expenses	3,558
Other expenses	650
Total expenses	4,208
Net investment income	3,827

Net realized gains on investments	599
Net change in unrealized appreciation (depreciation) of investments	4,281
Net increase in members' capital	$8,707
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, amounts reported relate to the period from April 12, 2016 (commencement of operations) to December 31, 2016.
For the year ended December 31, 2016, we earned approximately $3.5 million of dividend income related to SLP II, which is included in dividend income. As of December 31, 2016, approximately $2.4 million of dividend income related to SLP II was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
New Mountain Net Lease Corporation ("NMNLC") was formed as a Maryland corporation on April 18, 2016 and commenced operations on August 12, 2016. NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases and to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code. As of December 31, 2016, NMNLC had assets of approximately $75.5 million and non-recourse asset level debt outstanding of approximately $47.9 million. We have contributed $27.0 million to NMNLC as of December 31, 2016. Our investment in NMNLC is disclosed on our Consolidated Schedule of Investments as of December 31, 2016.
Below is certain summarized property information for NMNLC as of December 31, 2016:

				Equity as of
Tenant	Lease Expiration Date	Location	Total Square Feet	December 31, 2016
			(in thousands)	(in thousands)
A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,294
Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,132
		Cleveland, OH
FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,136
J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,061
Kirlin Group, LLC	6/30/2029	Rockville, MD	95	7,547
				$27,170
For the year ended December 31, 2016, we earned approximately $0.5 million of dividend income related to NMNLC, which is included in dividend income. For the year ended December 31, 2016, New Mountain Capital reimbursed NMNLC approximately $0.2 million in non-recurring organizational expenses incurred in connection with the formation and organization of NMNLC. As of December 31, 2016, approximately $0.5 million of dividend income related to NMNLC was included in interest and dividend receivable.
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2016 and December 31, 2015, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $29.2 million and $29.7 million, respectively, and collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $29.2 million and $29.7 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690.0 million and assets under management of approximately $716.6 million as of December 31, 2015. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from us at the par value of the collateralized agreement once called upon by us or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by us but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of December 31, 2016, litigation is on-going in the state of New York and the Cayman Islands to resolve this matter. The collateralized agreement earned interest at a weighted average rate of 16.0% and 15.0% per annum as of December 31, 2016 and December 31, 2015, respectively.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2016:

(in millions)	As of December 31, 2016
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$136.7	9.1%	$136.9	8.8%
Investment Rating 2	1,278.0	84.7%	1,399.7	89.8%
Investment Rating 3	20.5	1.4%	12.6	0.8%
Investment Rating 4	72.7	4.8%	9.6	0.6%
	$1,507.9	100.0%	$1,558.8	100.0%
_______________________________________________________________________________

(1)	Excludes shares and warrants.
As of December 31, 2016, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of four portfolio companies. As of December 31, 2016, two portfolio companies had an Investment Rating of 3 and three portfolio companies had an Investment Rating of 4, which includes a portfolio company that had a portion of our investment included in Investment Rating of 3 and a portion included in Investment Rating of 4.
During the fourth quarter of 2016, we placed a portion of our first lien position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of December 31, 2016, the portion of Sierra first lien placed on non-accrual status represented an aggregate cost basis of $8.2 million, an aggregate fair value of $5.3 million and total unearned interest income of $0.6 million for the year then ended.
During the third quarter of 2016, we placed our entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of December 31, 2016, our investment in Transtar had an aggregate cost basis of $31.2 million, an aggregate fair value of $3.9 million and total unearned interest income of approximately $4.0 million for the year then ended.
During the third quarter of 2016, we received notice that there would be no recovery of the outstanding principal and interest owed on our two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, our first lien positions in ATI had an aggregate cost of $1.5 million and an aggregate fair value of $0 and no unearned interest income for the period then ended. We wrote off our first lien positions in ATI and recognized an aggregate realized loss of $1.5 million during the three months ended September 30, 2016. As of December 31, 2016, our preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of our first lien positions in ATI, had an aggregate cost basis of $0.1 million and an aggregate fair value of $0.4 million.
During the second quarter of 2016, we placed a portion of our first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, our investment in Permian had an aggregate cost basis of $24.4 million, an aggregate fair value of $7.1 million and total unearned interest income of $1.3 million for the nine months then ended. In October 2016, Permian completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in Permain. Prior to the extinguishment in October 2016, our original investment in Permian had an aggregate cost of $25.0 million, an aggregate fair value of $7.1 million and total unearned interest income of $1.4 million for the year ended December 31, 2016. The extinguishment resulted in a realized loss of $17.9 million.  Post restructuring, our investments in Permian have been restored to full accrual status.  As of December 31, 2016, our investments in Permian have an aggregate cost basis of $9.0 million and an aggregate fair value of $11.2 million.
Portfolio and Investment Activity
The fair value of our investments was approximately $1,558.8 million in 78 portfolio companies at December 31, 2016, approximately $1,512.2 million in 75 portfolio companies at December 31, 2015 and approximately $1,424.7 million in 71 portfolio companies at December 31, 2014.

The following table shows our portfolio and investment activity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 :

	Years Ended December 31,
(in millions)	2016	2015	2014(1)
New investments in 43, 36 and 43 portfolio companies, respectively	$558.1	$612.7	$720.9
Debt repayments in existing portfolio companies	479.5	400.8	267.5
Sales of securities in 10, 15 and 14 portfolio companies, respectively	67.6	83.1	117.0
Change in unrealized appreciation on 71, 23 and 20 portfolio companies, respectively	76.5	44.7	21.2
Change in unrealized depreciation on 24, 70 and 60 portfolio companies, respectively	(36.4)	(79.9)	(63.9)
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, amounts represent the investment activity of the Predecessor Operating Company through and including May 7, 2014 and our investment activity from May 8, 2014 through December 31, 2014.

At December 31, 2016 and December 31, 2015, our weighted average Yield to Maturity at Cost was approximately 11.1% and 10.7%, respectively.
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 15. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations
Under GAAP, our IPO did not step-up the cost basis of the Predecessor Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold, repaid or mature in the future. We track the transferred (or fair market) value of each of the Predecessor Operating Company's investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts income as if each investment was purchased at the date of the IPO (or stepped up to fair market value). The respective "Adjusted Net Investment Income" (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) is used in calculating both the incentive fee and dividend payments. See Item 8.—Financial Statements and Supplementary Data—Note 5. Agreements for additional details.

The following table for the year ended December 31, 2016 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Year Ended December 31, 2016	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Year Ended December 31, 2016
Investment income
Interest income	$147,425	$(65)	$—	$147,360
Dividend income	11,200	—	—	11,200
Other income	9,459	—	—	9,459
Total investment income(2)	168,084	(65)	—	168,019
Total expenses pre-incentive fee(3)	57,965	—	—	57,965
Pre-Incentive Fee Net Investment Income	110,119	(65)	—	110,054
Incentive fee	22,011	—	—	22,011
Post-Incentive Fee Net Investment Income	88,108	(65)	—	88,043
Net realized losses on investments(4)	(16,717)	(151)	—	(16,868)
Net change in unrealized appreciation (depreciation) of investments(4)	40,131	216	—	40,347
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(486)	—	—	(486)
Benefit for taxes	642	—	—	642
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$111,678			$111,678
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, we incurred total incentive fees of $22.0 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.7 million and management fee waivers of $4.8 million.

(4)
Includes net realized gains and losses on investments and net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the year ended December 31, 2016, we had approximately $0.1 million adjustment to interest income for amortization, a decrease of approximately $0.2 million to net realized losses and an increase of approximately $0.2 million to net change in unrealized appreciation (depreciation) to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the year ended December 31, 2016, total adjusted investment income of $168.0 million consisted of approximately $135.2 million in cash interest from investments, approximately $4.3 million in PIK interest from investments, approximately $4.9 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.0 million, approximately $8.0 million in cash dividends from investments, $3.2 million in PIK dividends from investments and approximately $9.4 million in other income. Our Adjusted Net Investment Income was $88.0 million for the year ended December 31, 2016.
In accordance with GAAP, for the year ended December 31, 2016, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of the period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of December 31, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

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

(4)
Includes net realized gains and losses on investments net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the year ended December 31, 2015, we had a $0.1 million adjustment to interest income for amortization, a decrease of $0.1 million to net realized losses and an increase of $0.2 million to net change in unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the year ended December 31, 2015, total adjusted investment income of $153.7 million consisted of approximately $130.0 million in cash interest from investments, approximately $3.9 million in PIK interest from investments, approximately $3.6 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.4 million, approximately $3.2 million in dividend income, $2.6 million in PIK dividends from investments and approximately $8.0 million in other income. Our Adjusted Net Investment Income was $82.4 million for the year ended December 31, 2015.
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
Results of Operations for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014
Revenue

	Years Ended December 31,
(in thousands)	2016	2015	2014
Interest income	$147,425	$140,074	$85,123
Interest income allocated from the Predecessor Operating Company	—	—	40,515
Total interest income	147,425	140,074	125,638
Dividend income	11,200	5,771	2,309
Dividend income allocated from the Predecessor Operating Company	—	—	2,368
Total dividend income	11,200	5,771	4,677
Other income	9,459	8,010	4,491
Other income allocated from the Predecessor Operating Company	—	—	795
Total other income	9,459	8,010	5,286
Total investment income	$168,084	$153,855	$135,601
Our total investment income increased by approximately $14.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The 9% increase in total investment income primarily results from an increase in interest income of approximately $7.4 million from the year ended December 31, 2015 to the year ended December 31, 2016, which is attributable to larger invested balances and prepayment fees received associated with the early repayments of nine different portfolio companies held as of December 31, 2015. Our larger invested balances were driven by the proceeds from the October 2016 primary offering of our common stock, our May 2016 and September 2016 unsecured notes issuances and our September 2016 convertible notes issuance, as well as, our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. The increase in dividend income of approximately $5.4 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to distributions from our investments in SLP I, SLP II and NMNLC and PIK dividend income from an equity position. The increase in other income, which represents fees that are generally non-recurring in nature, of approximately $1.4 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to structuring, upfront, amendment, consent and commitment fees received from 28 different portfolio companies and management fees from a non-controlled/affiliated portfolio company and a controlled portfolio company.
Our total investment income increased by approximately $18.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The 13% increase in total investment income primarily results from an increase in interest income of approximately $14.4 million from the year ended December 31, 2014 to the year ended December 31, 2015, which is attributable to larger invested balances and prepayment fees received associated with the early repayments or partial repayments of nine different portfolio companies held as of December 31, 2014. Our larger invested balances were driven by the proceeds from the September 2015 primary offering of our common stock, our use of leverage from our revolving credit facilities, SBA-guaranteed debentures and the deployment of the June 2014 proceeds from the issuance of $115.0 million of convertible notes to originate new investments. The increase in dividend income of approximately $1.1 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to distributions from our investment in SLP I and PIK dividends income from an equity position. The increase in other income, which represents fees that are generally non-recurring in nature, of approximately $2.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to structuring, upfront, amendment and consent fees received from 22 different portfolio companies, commitment fees received from three bridge facilities and management fees from a non-controlled/affiliated portfolio company.

Operating Expenses

	Years Ended December 31,
(in thousands)	2016	2015	2014
Management fee	$27,551	$25,858	$13,593
Management fee allocated from Predecessor Operating Company	—	—	5,983
Less: management fee waiver	(4,824)	(5,219)	(686)
Total management fee	22,727	20,639	18,890
Incentive fee	22,011	20,591	12,070
Incentive fee allocated from Predecessor Operating Company	—	—	6,248
Total incentive fee	22,011	20,591	18,318
Capital gains incentive fee(1)	—	—	(8,573)
Capital gains incentive fee allocated from Predecessor Operating Company(1)	—	—	2,024
Total capital gains incentive fee(1)	—	—	(6,549)
Interest and other financing expenses	28,452	23,374	13,269
Interest and other financing expenses allocated from Predecessor Operating Company	—	—	4,764
Total interest and other financing expenses	28,452	23,374	18,033
Professional fees	3,087	3,214	2,390
Professional fees allocated from Predecessor Operating Company	—		1,238
Total professional fees	3,087	3,214	3,628
Administrative fees	2,683	2,450	1,470
Administrative expenses allocated from Predecessor Operating Company	—	—	761
Total administrative expenses	2,683	2,450	2,231
Other general and administrative expenses	1,589	1,665	1,138
Other general and administrative expenses allocated from Predecessor Operating Company	—	—	555
Total other general and administrative expenses	1,589	1,665	1,693
Total expenses	80,549	71,933	56,244
Less: expenses waived and reimbursed	(725)	(733)	(1,145)
Net expenses before income taxes	79,824	71,200	55,099
Income tax expense	152	160	436
Net expenses after income taxes	$79,976	$71,360	$55,535
_______________________________________________________________________________

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
Our total net operating expenses increased by approximately $8.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Our management fee increased by approximately $2.1 million, net of a management fee waiver, and incentive fees increased by approximately $1.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in management fee and incentive fee from the year ended December 31, 2015 to the year ended December 31, 2016 was attributable to larger invested balances, driven by the proceeds from the October 2016 primary offering of our common stock, our May 2016 and September 2016 unsecured notes issuances and our September 2016 convertible notes issuance and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. No capital gains incentive fee was accrued for the year ended December 31, 2016.
Interest and other financing expenses increased by approximately $5.1 million during the year ended December 31, 2016, primarily due to our issuance of our unsecured notes and additional issuance of our convertible notes and higher drawn balances on our SBA-guaranteed debentures and NMFC Credit Facility (as defined below). Our total professional fees, total administrative expenses, net of expenses waived and reimbursed, and total other general and administrative expenses remained relatively flat for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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
Interest and other financing expenses increased by approximately $5.3 million during the year ended December 31, 2015, to our issuance of $115.0 million of convertible notes, the closing of the NMFC Credit Facility (as defined below) during the second quarter of 2014 and the drawing on SBA-guaranteed debentures beginning in the fourth quarter of 2014. Our total professional fees, total administrative expenses and total other general and administrative expenses marginally decreased by approximately $0.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Our expenses waived and reimbursed decreased by approximately $0.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the expiration of the expense cap on March 31, 2014.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net realized (losses) gains on investments	$(16,717)	$(12,789)	$357
Net realized gains on investments allocated from Predecessor Operating Company	—	—	8,568
Total realized (losses) gains on investments	(16,717)	(12,789)	8,925
Net change in unrealized appreciation (depreciation) of investments	40,131	(35,272)	(43,863)
Net change in unrealized appreciation (depreciation) of investments allocated from Predecessor Operating Company	—	—	940
Total change in unrealized appreciation (depreciation) of investments	40,131	(35,272)	(42,923)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(486)	(296)	—
Benefit (provision) for taxes	642	(1,183)	(493)
Total net realized gains (losses) and net change in unrealized appreciation (depreciation) of investments	$23,570	$(49,540)	$(34,491)
Our net realized losses and unrealized gains resulted in a net gain of approximately $23.6 million for the year ended December 31, 2016 compared to the net realized and unrealized losses resulting in a net loss of approximately $49.5 million for the same period in 2015. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the year ended December 31, 2016 was primarily driven by the overall increase in the market prices of our investments during the period and sales or repayments of investments with fair values in excess of December 31, 2015 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The net gain was offset by a $17.9 million realized loss on an investment resulting from the modification of terms on a portfolio company that was accounted for as an extinguishment. The benefit for income taxes was primarily attributable to three equity investments that are held in our three tax blocker corporations as of December 31, 2016.
The net loss of approximately $49.5 million for the year ended December 31, 2015 compared to the net realized gains and unrealized losses resulting in a net loss of approximately $34.5 million for the same period in 2014. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the year ended December 31, 2015 was primarily driven by the overall decrease in the market prices of our investments during the period and $29.7 million of realized losses on investments resulting from the modification of terms on three portfolio companies that were accounted for as extinguishments. These losses were partially offset by sales or repayments of investments with fair values in excess of December 31, 2014 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments which included the sale of two portfolio companies resulting in realized gains of approximately $14.2 million. The provision for income taxes was primarily attributable to three equity investments that are held in our three tax blocker corporations as of December 31, 2015.

The net loss for the year ended December 31, 2014 was primarily  driven by the overall decrease in the market prices of our investments during the period and the partial write-down related to two portfolio companies. These losses were partially offset by a $5.6 million gain from the sale of NMF Holdings' warrant investments in one portfolio company and sales or repayments of investments with fair values in excess of December 31, 2013 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The provision for income taxes was attributable to one warrant investment that is held in a tax blocker corporation as of December 31, 2014.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through December 31, 2016, we raised approximately $533.1 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. We acquired from the Predecessor Operating Company units of the Predecessor Operating Company equal to the number of shares of our common stock sold in the additional offerings.
On October 28, 2016, we completed a public offering of 5,750,000 shares of common stock (including 750,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $13.50 per share. The Investment Adviser paid all of the underwriters' sales load and an additional supplemental payment of $0.25 per share, which reflects the difference between the public offering price of $13.50 per share and the net proceeds of $13.75 per share. All payments made by the Investment Adviser are not subject to reimbursement by us. We received net proceeds from this offering of approximately $79.1 million.
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
At December 31, 2016, December 31, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $45.9 million, $30.1 million and $23.4 million, respectively. Our cash provided by (used in) operating activities during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, was approximately $60.5 million, $(63.3) million and $(289.6) million, respectively. Refer to the Predecessor Operating Company's Consolidated Statements of Cash Flows for the period January 1, 2014 to May 7, 2014 included in an exhibit attached hereto. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred, together, on the Holdings Credit Facility and the Predecessor Holdings Credit Facility for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
(in millions)	2016	2015	2014
Interest expense	$9.5	$10.5	$7.1
Non-usage fee	$0.8	$0.5	$0.2
Amortization of financing costs	$1.6	$1.6	$0.9
Weighted average interest rate	2.8%	2.6%	2.9%
Effective interest rate	3.5%	3.2%	3.4%
Average debt outstanding	$341.1	$394.9	$244.6
As of December 31, 2016, December 31, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $333.5 million, $419.3 million and $468.1 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
(in millions)	2016(1)	2015(1)	2014(2)
Interest expense	$—	$—	$4.5
Non-usage fee	$—	$—	$—	(3)
Amortization of financing costs	$—	$—	$0.8
Weighted average interest rate	—%	—%	2.2%
Effective interest rate	—%	—%	2.6%
Average debt outstanding	$—	$—	$209.3
_______________________________________________________________________________

(1)	Not applicable, as the SLF Credit Facility merged with and into the Holdings Credit Facility on December 18, 2014.

(2)	For the year ended December 31, 2014, amounts reported relate to the period from January 1, 2014 to December 17, 2014 (date of merger).

(3)	For the year ended December 31, 2014, the total non-usage fee was less than $50 thousand.
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
As of December 31, 2016, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
(in millions)	2016	2015	2014(1)
Interest expense	$2.0	$1.7	$0.2
Non-usage fee	$0.2	$0.1	$0.1
Amortization of financing costs	$0.4	$0.4	$0.1
Weighted average interest rate	3.0%	2.7%	2.7%
Effective interest rate	3.8%	3.5%	3.4%
Average debt outstanding	$66.9	$60.5	$11.2
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, amounts reported relate to the period from June 4, 2014 (commencement of the NMFC Credit Facility) to December 31, 2014.
As of December 31, 2016, December 31, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $10.0 million, $90.0 million and $50.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Convertible Notes—On June 3, 2014, we closed a private offering of $115.0 million aggregate principal amount of unsecured convertible notes (the "Convertible Notes"), pursuant to an indenture, dated June 3, 2014 (the "Indenture"). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of the first anniversary, June 3, 2015, of the Convertible Notes, the restrictions under Rule 144A under the Securities Act were removed, allowing the Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, the Company closed a public offering of an additional $40.3 million aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of Convertible Notes that the Company issued on June 3, 2014.
The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of December 31, 2016.

December 31, 2016
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at December 31, 2016	11.7%
Conversion rate at December 31, 2016(1)(2)	63.2794
Conversion price at December 31, 2016(2)(3)	$15.80
Last conversion price calculation date	June 3, 2016
_______________________________________________________________________________

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2016 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The Convertible Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. As reflected in Item 8.—Financial Statements and Supplementary Data—Note 12. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
(in millions)	2016		2015	2014(1)
Interest expense	$6.3		$5.8	$3.3
Amortization of financing costs	$0.9		$0.7	$0.4
Amortization of premium	$—	(2)	$—	$—
Effective interest rate	5.7%		5.6%	5.6%
Average debt outstanding	$125.2		$115.0	$115.0
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, amounts reported relate to the period from June 3, 2014 (commencement of the Convertible Notes) to December 31, 2014.

(2)	For the year ended December 31, 2016, the total amortization of premium was less than $50 thousand.
As of December 31, 2016, December 31, 2015 and December 31, 2014, the outstanding balance on the Convertible Notes was $155.3 million, $115.0 million and $115.0 million, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
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
The Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
(in millions)	2016(1)	2015(2)	2014(2)
Interest expense	$2.3	$—	$—
Amortization of financing costs	$0.2	$—	$—
Effective interest rate	5.8%	—%	—%
Average debt outstanding	$65.5	$—	$—
_____________________________________________________________________________

(1)	For the year ended December 31, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the Unsecured Notes) to December 31, 2016.

(2)	Not applicable, as the Unsecured Notes were issued on May 6, 2016.
As of December 31, 2016, the outstanding balance on the Unsecured Notes was $90.0 million and we were in compliance with the terms of the NPA.
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
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.
As of December 31, 2016 and December 31, 2015, SBIC LP had regulatory capital of approximately $75.0 million and $72.4 million, respectively, and SBA-guaranteed debentures outstanding of $121.7 million and $117.7 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of December 31, 2016.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
Total SBA-guaranteed debentures		$121.7

Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years ended December 31,
(in millions)	2016	2015	2014(1)
Interest expense	$3.8	$1.7	$—	(2)
Amortization of financing costs	$0.4	$0.2	$—	(2)
Weighted average interest rate	3.1%	2.4%	0.9%
Effective interest rate	3.5%	2.7%	1.3%
Average debt outstanding	$119.8	$71.9	$29.2
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, amounts reported relate to the period from August 1, 2014 (receipt of the SBIC license) to December 31, 2014. The initial SBA-guaranteed debenture borrowing occurred on November 17, 2014.

(2)	For the year ended December 31, 2014, the total interest expense and amortization of financing costs were less than $50 thousand.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2016, December 31, 2015 and December 31, 2014, SBIC LP was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2016 and December 31, 2015, we had outstanding commitments to third parties to fund investments totaling $44.3 million and $26.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2016 and December 31, 2015, we had commitment letters to purchase investments in aggregate par amount of $14.8 million and $0, respectively. As of December 31, 2016 and December 31, 2015, we had not entered into any bridge financing commitments which could require funding in the future.
As of December 31, 2016 and December 31, 2015, we had unfunded commitments related to our equity investment in SLP II of $7.9 million and $0, respectively, which may be funded at our discretion.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2016 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$333.5	$—	$333.5	$—	$—
Convertible Notes(2)	155.3	—	155.3	—	—
SBA-guaranteed debentures(3)	121.7	—	—	—	121.7
Unsecured Notes(4)	90.0	—	—	90.0	—
NMFC Credit Facility(5)	10.0	—	10.0	—	—
Total Contractual Obligations	$710.5	$—	$498.8	$90.0	$121.7
_______________________________________________________________________________

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($333.5 million as of December 31, 2016) must be repaid on or before December 18, 2019. As of December 31, 2016, there was approximately $161.5 million of possible capacity remaining under the Holdings Credit Facility.

(2)	The $155.3 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.

(3)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(4)	The $90.0 million Unsecured Notes will mature on May 15, 2021 unless earlier repurchased.

(5)
Under the terms of the $122.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($10.0 million as of December 31, 2016) must be repaid on or before June 4, 2019. As of December 31, 2016, there was approximately $112.5 million of possible capacity remaining under the NMFC Credit Facility.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2016 totaled $88.8 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2016 and December 31, 2015:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2016
Fourth Quarter	November 4, 2016	December 15, 2016	December 29, 2016	$0.34
Third Quarter	August 2, 2016	September 16, 2016	September 30, 2016	0.34
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
				$1.36

December 31, 2015
Fourth Quarter	November 3, 2015	December 16, 2015	December 30, 2015	$0.34
Third Quarter	August 4, 2015	September 16, 2015	September 30, 2015	0.34
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
				$1.36
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2016 and December 31, 2015, total distributions were $88.8 million and $81.0 million, respectively, of which the distributions were comprised of approximately 89.46% and 99.96%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 10.54% and 0.04%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
We intend to pay quarterly distributions to our stockholders in amounts sufficient to maintain our status as a RIC. We intend to distribute approximately all of our Adjusted Net Investment Income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
We maintain an "opt out" dividend reinvestment plan on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. See Item 8—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies for additional details regarding our dividend reinvestment plan.
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

•
We have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the

Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2016, approximately $1.6 million of indirect administrative expenses were included in administrative expenses, of which $0.7 million were waived by the Administrator. As of December 31, 2016, no indirect administrative expenses were payable to the Administrator.

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On September 12, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. Furthermore, there is no assurance when, or if, this application for exemptive relief will be granted by the SEC.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. During the year ended December 31, 2016, certain of the loans held in our portfolio had floating interest rates. As of December 31, 2016, approximately 94.7% of investments at fair value (excluding investments on non-accrual, revolvers, delayed draws and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 5.3% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2016. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and convertible notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2016. Interest expense on our floating rate credit facilities are calculated using the interest rate as of December 31, 2016, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2016. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2016, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.78%	(1)
Base Interest Rate	—%
+100 Basis Points	7.84%
+200 Basis Points	17.26%
+300 Basis Points	26.88%
_______________________________________________________________________________

(1)	Limited to the lesser of the December 31, 2016 LIBOR rates or a decrease of 25 basis points.
We were not exposed to any foreign currency exchange risks as of December 31, 2016.

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: + 1 212 492 4000 Fax: + 1 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
New Mountain Finance Corporation

We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016 and the consolidated financial highlights for each of the five years in the period then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2016 and 2015, by correspondence with the custodian, loan agents and borrowers; where replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of New Mountain Finance Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2016 and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2017

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2016	December 31, 2015
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,379,603 and $1,438,415, respectively)	$1,346,556	$1,377,515
Non-controlled/affiliated investments (cost of $54,996 and $89,047, respectively)	57,440	87,287
Controlled investments (cost of $140,579 and $41,254, respectively)	154,821	47,422
Total investments at fair value (cost of $1,575,178 and $1,568,716, respectively)	1,558,817	1,512,224
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	29,218	29,704
Cash and cash equivalents	45,928	30,102
Interest and dividend receivable	17,833	13,832
Receivable from unsettled securities sold	990	—
Receivable from affiliates	346	360
Other assets	2,886	1,924
Total assets	$1,656,018	$1,588,146
Liabilities
Borrowings
Holdings Credit Facility	$333,513	$419,313
Convertible Notes	155,523	115,000
SBA-guaranteed debentures	121,745	117,745
Unsecured Notes	90,000	—
NMFC Credit Facility	10,000	90,000
Deferred financing costs (net of accumulated amortization of $12,279 and $8,822, respectively)	(14,041)	(13,992)
Net borrowings	696,740	728,066
Management fee payable	5,852	5,466
Incentive fee payable	5,745	5,622
Interest payable	3,172	2,343
Payable for unsettled securities purchased	2,740	5,441
Deferred tax liability	1,034	1,676
Payable to affiliates	136	564
Other liabilities	2,037	2,060
Total liabilities	717,456	751,238
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 69,755,387 and 64,005,387 shares issued, respectively, and 69,717,814 and 64,005,387 shares outstanding, respectively	698	640
Paid in capital in excess of par	1,001,862	899,713
Treasury stock at cost, 37,573 and 0 shares held, respectively	(460)	—
Accumulated undistributed net investment income	2,073	4,164
Accumulated undistributed net realized (losses) gains on investments	(36,947)	1,342
Net unrealized (depreciation) appreciation (net of provision for taxes of $1,034 and $1,676, respectively)	(28,664)	(68,951)
Total net assets	$938,562	$836,908
Total liabilities and net assets	$1,656,018	$1,588,146
Number of shares outstanding	69,717,814	64,005,387
Net asset value per share	$13.46	$13.08

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Years Ended December 31,
	2016	2015	2014
Investment income(1)
From non-controlled/non-affiliated investments:
Interest income	$140,983	$132,665	$85,123
Dividend income	220	(407)	1,243
Other income	7,708	5,996	4,023
From non-controlled/affiliated investments:
Interest income	4,538	5,402	—
Dividend income	3,884	3,619	1,066
Other income	1,193	1,965	468
From controlled investments:
Interest income	1,904	2,007	—
Dividend income	7,096	2,559	—
Other income	558	49	—
Investment income allocated from New Mountain Finance Holdings, L.L.C.(2)
Interest income	—	—	40,515
Dividend income	—	—	2,368
Other income	—	—	795
Total investment income	168,084	153,855	135,601
Expenses
Incentive fee(1)	22,011	20,591	12,070
Capital gains incentive fee(1)	—	—	(8,573)
Total incentive fees(1)	22,011	20,591	3,497
Management fee(1)	27,551	25,858	13,593
Interest and other financing expenses(1)	28,452	23,374	13,269
Professional fees(1)	3,087	3,214	2,390
Administrative expenses(1)	2,683	2,450	1,470
Other general and administrative expenses(1)	1,589	1,665	1,138
Net expenses allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	20,808
Total expenses	85,373	77,152	56,165
Less: management fee waived (see Note 5)(1)	(4,824)	(5,219)	(686)
Less: expenses waived and reimbursed (see Note 5)(1)	(725)	(733)	(380)
Net expenses	79,824	71,200	55,099
Net investment income before income taxes	88,260	82,655	80,502
Income tax expense(1)	152	160	436
Net investment income	88,108	82,495	80,066
Net realized (losses) gains:
Non-controlled/non-affiliated investments(1)	(16,717)	(12,789)	357
Investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	8,568
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments(1)	30,742	(40,807)	(43,324)
Non-controlled/affiliated investments(1)	1,315	(633)	(539)
Controlled investments(1)	8,074	6,168	—
Securities purchased under collateralized agreements to resell(1)	(486)	(296)	—
Investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	940
Benefit (provision) for taxes(1)	642	(1,183)	(493)
Net realized and unrealized gains (losses)	23,570	(49,540)	(34,491)
Net increase in net assets resulting from operations	$111,678	$32,955	$45,575
Basic earnings per share	$1.72	$0.55	$0.88
Weighted average shares of common stock outstanding—basic (See Note 12)	64,918,191	59,715,290	51,846,164
Diluted earnings per share	$1.60	$0.55	$0.86
Weighted average shares of common stock outstanding—diluted (See Note 12)	72,863,387	66,968,089	56,157,835
Distributions declared and paid per share	$1.36	$1.36	$1.48
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, the amounts reported relate to the period from May 8, 2014 to December 31, 2014.

(2)	For the year ended December 31, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Years Ended December 31,
	2016	2015	2014
Increase (decrease) in net assets resulting from operations:
Net investment income(1)	$88,108	$82,495	$57,196
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	22,870
Net realized (losses) gains on investments(1)	(16,717)	(12,789)	357
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	8,568
Net change in unrealized appreciation (depreciation) of investments(1)	40,131	(35,272)	(43,863)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell(1)	(486)	(296)	—
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	940
Benefit (provision) for taxes(1)	642	(1,183)	(493)
Net increase in net assets resulting from operations	111,678	32,955	45,575
Capital transactions
Net proceeds from shares sold	79,063	79,415	141,157
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	(250)
Deferred offering costs(1)	(328)	(285)	(476)
Value of shares issued for exchanged units	—	—	38,840
Distributions declared to stockholders from net investment income	(88,764)	(81,002)	(71,365)
Distributions declared to stockholders from net realized gains	—	—	(6,247)
Reinvestment of distributions	2,953	3,655	4,829
Repurchase of shares under repurchase program	(2,948)	—	—
Total net (decrease) increase in net assets resulting from capital transactions	(10,024)	1,783	106,488
Net increase in net assets	101,654	34,738	152,063
Net assets at the beginning of the period	836,908	802,170	650,107
Net assets at the end of the period(3)	$938,562	$836,908	$802,170

Capital share activity
Shares sold	5,750,000	5,750,000	9,775,000
Shares issued for exchanged units	—	—	2,671,938
Shares issued from reinvestment of distributions	—	257,497	326,197
Shares reissued from repurchase program in connection with reinvestment of distributions	210,926	—	—
Shares repurchased under repurchase program	(248,499)	—	—
Net increase in shares outstanding	5,712,427	6,007,497	12,773,135
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, the amounts reported relate to the period from May 8, 2014 to December 31, 2014.

(2)	For the year ended December 31, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

(3)	For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, includes accumulated undistributed net investment income of $2,073, $4,164 and $2,530, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$111,678	$32,955	$45,575
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	(22,870)
Net realized losses (gains) on investments(1)	16,717	12,789	(357)
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	(8,568)
Net change in unrealized (appreciation) depreciation of investments(1)	(40,131)	35,272	43,863
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	486	296	—
Net change in unrealized (appreciation) depreciation of investments allocated from New Mountain Finance Holdings, L.L.C.(2)	—	—	(940)
Amortization of purchase discount(1)	(3,096)	(2,511)	(1,721)
Amortization of deferred financing costs(1)	3,457	2,955	1,713
Amortization of premium on Convertible Notes(1)	(28)	—	—
Non-cash investment income(1)	(7,644)	(5,978)	(3,479)
(Increase) decrease in operating assets:
Cash and cash equivalents from New Mountain Finance Holdings, L.L.C.(3)	—	—	957
Purchase of investments and delayed draw facilities(1)	(557,897)	(609,667)	(529,540)
Proceeds from sales and paydowns of investments(1)	547,078	483,936	261,747
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities(1)	177	157	29
Cash paid for purchase of drawn portion of revolving credit facilities(1)	(348)	(3,227)	(2,548)
Cash paid for drawn revolvers(1)	(11,651)	(4,376)	—
Cash repayments on drawn revolvers(1)	10,202	6,052	380
Cash paid for securities purchased under collateralized agreements to resell(1)	—	—	(30,000)
Interest and dividend receivable(1)	(4,001)	(2,088)	(207)
Receivable from affiliates(1)	14	130	(106)
Receivable from unsettled securities sold(1)	(990)	8,912	(8,912)
Other assets(1)	(1,080)	(156)	196
Purchase of investment in New Mountain Finance Holdings, L.L.C.(2)	—	—	(58,644)
Distributions from New Mountain Finance Holdings, L.L.C.(2)	—	—	15,247
Increase (decrease) in operating liabilities(1):
Incentive fee payable	123	819	(1,522)
Management fee payable	386	322	(911)
Payable for unsettled securities purchased	(2,701)	(21,019)	17,054
Interest payable	829	991	1,259
Deferred tax liability	(642)	1,183	493
Payable to affiliates	(428)	(258)	589
Capital gains incentive fee payable	—	—	(8,573)
Other liabilities	(2)	(836)	225
Net cash flows provided by (used in) operating activities	60,508	(63,347)	(289,571)
Cash flows from financing activities
Net proceeds from shares sold	79,063	79,415	141,157
Distributions paid	(85,811)	(77,347)	(72,783)
Offering costs paid(1)	(261)	(325)	(478)
Proceeds from Holdings Credit Facility(1)	177,600	400,355	384,721
Repayment of Holdings Credit Facility(1)	(263,400)	(449,150)	(314,400)
Proceeds from Convertible Notes(1)	40,552	—	115,000
Proceeds from SBA-guaranteed debentures(1)	4,000	80,245	37,500
Proceeds from Unsecured Notes	90,000	—	—
Proceeds from NMFC Credit Facility(1)	166,500	148,800	72,000
Repayment of NMFC Credit Facility(1)	(246,500)	(108,800)	(22,000)
Proceeds from SLF Credit Facility(1)	—	—	21,255
Repayment of SLF Credit Facility(1)	—	—	(37,700)
Deferred financing costs paid(1)	(3,477)	(3,189)	(11,256)
Repurchase of shares under repurchase program	(2,948)	—	—
Net cash flows (provided by) used in financing activities	(44,682)	70,004	313,016
Net increase in cash and cash equivalents	15,826	6,657	23,445
Cash and cash equivalents at the beginning of the period	30,102	23,445	—
Cash and cash equivalents at the end of the period	$45,928	$30,102	$23,445
Supplemental disclosure of cash flow information
Cash interest paid	$23,768	$18,683	$9,924
Income taxes paid	85	217	437
Non-cash operating activities:
Non-cash activity on investments	$7,186	$60,652	$—
Non-cash financing activities:
Value of shares reissued from repurchase program in connection with dividend reinvestment plan	$2,953	$—	$—
Value of shares issued in connection with dividend reinvestment plan	—	3,655	4,829
Accrual for offering costs(1)	598	638	516
Accrual for deferred financing costs(1)	99	81	375
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C(2)	—	—	(250)
SLF Credit Facility merger with the Holdings Credit Facility(1)	—	—	198,555
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	—	—	38,840
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, the amounts reported relate to the period from May 8, 2014 to December 31, 2014.

(2)	For the year ended December 31, 2014, the amounts reported relate to the period from January 1, 2014 to May 7, 2014.

(3)	Represents the cash and cash equivalent balance of New Mountain Finance Holdings, L.L.C.'s at the date of restructuring. See Note 1. Formation and Business Purpose.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (L + 7.00%/M)	9/23/2019	$6,012	$5,992	$6,005	0.64%
Total Funded Debt Investments - Australia				$6,012	$5,992	$6,005	0.64%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (L + 9.25%/Q)	7/30/2020	$24,630	$24,362	$18,103
	Second lien (3)	10.50% (L + 9.25%/Q)	7/30/2020	8,204	8,332	6,030
				32,834	32,694	24,133	2.57%
Total Funded Debt Investments - Luxembourg				$32,834	$32,694	$24,133	2.57%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien (3)	10.13% (L + 9.13%/Q)	2/17/2023	$10,000	$9,371	$9,799	1.04%
Total Funded Debt Investments - Netherlands				$10,000	$9,371	$9,799	1.04%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.50% (L + 9.50%/Q)	1/31/2023	$32,500	$31,814	$29,514	3.14%
Total Funded Debt Investments - United Kingdom				$32,500	$31,814	$29,514	3.14%
Funded Debt Investments - United States
TIBCO Software Inc.
Software	First lien (2)	6.50% (L + 5.50%/M)	12/4/2020	$29,475	$28,444	$29,634
	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,659	15,038
				44,475	43,103	44,672	4.76%
Navex Global, Inc.
Software	First lien (4)	5.99% (L + 4.75%/Q)	11/19/2021	4,563	4,530	4,540
	First lien (2)	5.99% (L + 4.75%/Q)	11/19/2021	2,583	2,563	2,570
	Second lien (4)	10.31% (L + 8.75%/Q)	11/18/2022	18,187	17,984	17,823
	Second lien (3)	10.31% (L + 8.75%/Q)	11/18/2022	19,813	19,282	19,417
				45,146	44,359	44,350	4.73%
Hill International, Inc.
Business Services	First lien (2)	7.75% (L + 6.75%/Q)	9/28/2020	41,544	41,150	41,543	4.43%
AssuredPartners, Inc.
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	10/20/2023	20,200	19,480	20,394
	Second lien (2)	10.00% (L + 9.00%/M)	10/20/2023	20,000	19,282	20,192
				40,200	38,762	40,586	4.32%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)	10.50% (Base + 8.00%/Q)	5/12/2019	40,000	39,903	39,825	4.24%
Kronos Incorporated
Software	Second lien (2)	9.25% (L + 8.25%/Q)	11/1/2024	36,000	35,458	37,159	3.96%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
PetVet Care Centers LLC
Consumer Services	Second lien (3)	10.25% (L + 9.25%/Q)	6/17/2021	$24,000	$23,820	$24,240
	Second lien (3)	10.50% (L + 9.50%/Q)	6/17/2021	6,500	6,444	6,565
	Second lien (3)	9.50% (L + 8.50%/Q)	6/17/2021	6,000	5,910	5,910
				36,500	36,174	36,715	3.91%
Ascend Learning, LLC
Education	Second lien (3)	9.50% (L + 8.50%/Q)	11/30/2020	35,227	34,895	34,963	3.73%
Weston Solutions, Inc.
Business Services	First lien (2)	10.50% (L + 9.50%/M)	12/31/2020	34,821	34,821	34,821	3.71%
Redbox Automated Retail, LLC
Consumer Services	First lien (2)	8.50% (L + 7.50%/Q)	9/27/2021	33,469	32,987	32,601	3.47%
Valet Waste Holdings, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/Q)	9/24/2021	29,625	29,320	29,625
	First lien (3)(11) - Drawn	8.00% (L + 7.00%/Q)	9/24/2021	2,250	2,222	2,250
				31,875	31,542	31,875	3.40%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.25% (L + 6.25%/Q)	4/20/2021	19,306	19,159	19,306
	First lien (2)	7.25% (L + 6.25%/Q)	4/20/2021	7,793	7,652	7,793
	First lien (4)	7.25% (L + 6.25%/Q)	4/20/2021	2,677	2,655	2,677
	First lien (4)(11) - Drawn	7.25% (L + 6.25%/Q)	4/20/2021	373	365	373
				30,149	29,831	30,149	3.21%
Integro Parent Inc.
Business Services	First lien (2)	6.75% (L + 5.75%/Q)	10/31/2022	19,806	19,463	19,607
	Second lien (3)	10.25% (L + 9.25%/Q)	10/30/2023	10,000	9,910	9,750
				29,806	29,373	29,357	3.13%
ProQuest LLC
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	12/15/2022	28,700	28,188	28,700	3.06%
CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/M)	12/19/2020	27,409	27,252	27,478	2.93%
Evo Payments International, LLC
Business Services	First lien (2)	6.00% (L + 5.00%/M)	12/22/2023	2,500	2,487	2,515
	Second lien (2)	10.00% (L + 9.00%/M)	12/23/2024	25,000	24,813	24,813
				27,500	27,300	27,328	2.91%
Severin Acquisition, LLC
Software	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	15,000	14,873	15,000
	Second lien (4)	9.75% (L + 8.75%/Q)	7/29/2022	4,154	4,118	4,154
	Second lien (4)	10.25% (L + 9.25%/Q)	7/29/2022	3,273	3,243	3,305
	Second lien (3)	10.00% (L + 9.00%/Q)	7/29/2022	2,361	2,338	2,384
	Second lien (3)	10.25% (L + 9.25%/Q)	7/29/2022	1,825	1,807	1,843
	Second lien (4)	10.25% (L + 9.25%/Q)	7/29/2022	300	297	303
				26,913	26,676	26,989	2.88%
Marketo, Inc.
Software	First lien (3)	10.50% (L + 9.50%/Q)	8/16/2021	26,820	26,442	26,418	2.81%
Ansira Holdings, Inc.
Business Services	First lien (2)	7.50% (L + 6.50%/Q)	12/20/2022	26,182	26,051	26,051	2.78%
Pelican Products, Inc.
Business Products	Second lien (3)	9.25% (L + 8.25%/Q)	4/9/2021	15,500	15,506	15,170
	Second lien (2)	9.25% (L + 8.25%/Q)	4/9/2021	10,000	10,107	9,788
				25,500	25,613	24,958	2.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
DigiCert Holdings, Inc.
Software	First lien (2)	6.00% (L + 5.00%/Q)	10/21/2021	$24,750	$24,134	$24,719	2.63%
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)	10.75% (L + 9.75%/M)	4/20/2023	25,000	24,593	24,711	2.63%
AAC Holding Corp.
Education	First lien (2)	8.25% (L + 7.25%/M)	9/30/2020	23,918	23,637	23,918	2.55%
Ryan, LLC
Business Services	First lien (2)	6.75% (L + 5.75%/M)	8/7/2020	23,927	23,656	23,785	2.53%
EN Engineering, LLC
Business Services	First lien (2)	7.00% (L + 6.00%/Q)	6/30/2021	21,107	20,940	21,107
	First lien (2)	7.78% (Base + 5.55%/Q)	6/30/2021	2,189	2,170	2,189
				23,296	23,110	23,296	2.48%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	9.75% (L + 8.75%/Q)	11/19/2019	19,895	19,895	19,895
	First lien (3)	9.75% (L + 8.75%/Q)	11/19/2019	2,158	2,158	2,158
	First lien (4)	9.75% (L + 8.75%/Q)	11/19/2019	605	605	605
				22,658	22,658	22,658	2.41%
Vision Solutions, Inc.
Software	First lien (2)	7.50% (Base + 6.50%/Q)	6/16/2022	22,359	22,153	22,317	2.38%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (L + 6.50%/Q)	11/13/2017	22,411	22,312	22,299	2.38%
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (4)	10.25% (L + 9.25%/Q)	7/14/2022	21,500	21,268	21,500
	Second lien (3)	10.25% (L + 9.25%/Q)	7/14/2022	500	494	500
				22,000	21,762	22,000	2.34%
IT'SUGAR LLC
Retail	First lien (4)	10.50% (L + 9.50%/Q)	10/23/2019	20,790	20,189	20,467	2.18%
First American Payment Systems, L.P.
Business Services	Second lien (2)	10.75% (L + 9.50%/M)	4/12/2019	18,643	18,483	18,643	1.99%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	7/2/2021	17,632	17,493	17,632
	First lien (3)(11) - Drawn	8.00% (P + 4.25%/Q)	7/2/2021	752	744	752
				18,384	18,237	18,384	1.96%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (L + 8.25%/M)	7/23/2020	18,500	18,379	18,046	1.92%
Project Alpha Intermediate Holding, Inc.
Software	First lien (2)	9.25% (L + 8.25%/M)	8/22/2022	17,955	17,784	17,775	1.89%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)	8.25% (L + 7.25%/Q)	8/4/2022	17,775	17,626	17,775	1.89%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%/S (8)	12/15/2018	25,000	25,000	16,012
	First lien (3)	12.25%/S (8)	12/15/2018	2,660	2,231	1,704
				27,660	27,231	17,716	1.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)
Software	First lien (2)	6.00% (L + 5.00%/Q)	11/4/2020	$1,891	$1,880	$1,865
	Second lien (2)	9.25% (L + 8.25%/Q)	11/4/2021	14,000	13,448	13,650
				15,891	15,328	15,515	1.65%
YP Holdings LLC / Print Media Holdings LLC (12)
YP LLC / Print Media LLC
Media	First lien (2)	12.25% (L + 11.00%/M)	6/4/2018	15,267	15,197	15,191	1.62%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.50% (L + 9.50%/Q)	10/19/2023	15,000	14,648	14,944	1.59%
Cvent, Inc.
Software	First lien (3)	6.00% (L + 5.00%/Q)	11/29/2023	5,000	4,963	5,064
	Second lien (3)	11.00% (L + 10.00%/Q)	5/29/2024	10,000	9,851	9,850
				15,000	14,814	14,914	1.59%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)	9.00% (L + 8.00%/M)	7/15/2021	12,536	12,449	12,442
	First lien (4)	9.00% (L + 8.00%/M)	7/15/2021	2,089	2,075	2,074
				14,625	14,524	14,516	1.55%
SW Holdings, LLC
Business Services	Second lien (4)	9.75% (L + 8.75%/Q)	12/30/2021	14,265	14,147	14,265	1.52%
Poseidon Intermediate, LLC
Software	Second lien (2)	9.50% (L + 8.50%/Q)	8/15/2023	13,000	12,829	13,000	1.39%
Zywave, Inc.
Software	Second lien (4)	10.00% (L + 9.00%/Q)	11/17/2023	11,000	10,918	10,918	1.16%
Aricent Technologies
Business Services	Second lien (2)	9.50% (L + 8.50%/Q)	4/14/2022	12,500	12,316	10,719	1.14%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	6,463	6,421	6,463
	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	3,081	3,064	3,081
	First lien (2)	7.50% (L + 6.50%/Q)	8/5/2019	994	988	994
				10,538	10,473	10,538	1.12%
Quest Software US Holdings Inc.
Software	First lien (2)	7.00% (L + 6.00%/Q)	10/31/2022	10,000	9,854	10,152	1.08%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.50% (L + 8.50%/Q)	12/16/2024	10,000	9,938	10,000	1.07%
PowerPlan Holdings, Inc.
Software	Second lien (2)	10.00% (L + 9.00%/M)	2/23/2023	10,000	9,916	10,000	1.07%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)	8.25% (L + 7.25%/Q)	9/8/2022	9,975	9,879	9,875	1.05%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	9,700	9,523	9,353	1.00%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/Q)	12/20/2019	9,000	8,897	8,640	0.92%
Ministry Brands, LLC
Software	First lien (3)(11) - Drawn	6.00% (L + 5.00%/Q)	12/2/2022	350	348	348
	Second lien (3)	10.25% (L + 9.25%/Q)	6/2/2023	7,840	7,782	7,781
				8,190	8,130	8,129	0.87%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated (3)	10.00% (L + 9.00%/M)	8/31/2021	$7,000	$6,934	$7,210	0.77%
J.D. Power and Associates
Business Services	Second lien (3)	9.50% (L + 8.50%/Q)	9/7/2024	7,000	6,898	7,035	0.75%
Confie Seguros Holding II Co.
Consumer Services	Second lien (2)	10.25% (L + 9.00%/M)	5/8/2019	6,957	6,952	6,919	0.74%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (L + 7.50%/Q)	4/21/2017	6,396	6,389	6,300	0.67%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	3/1/2024	5,000	4,768	5,650	0.60%
VF Holding Corp.
Software	Second lien (3)	10.00% (L + 9.00%/Q)	6/28/2024	5,000	4,952	4,950	0.53%
ADG, LLC
Healthcare Services	Second lien (3)	10.00% (L + 9.00%/Q)	3/28/2024	5,000	4,926	4,925	0.53%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	9.75% (L + 8.75%/Q)	5/23/2020	4,000	3,928	4,039	0.43%
Transtar Holding Company
Distribution & Logistics	Second lien (3)	13.50% (P + 9.75%/Q) (8)	10/9/2019	36,112	3,155	2,167
	Second lien (2)	13.50% (P + 9.75%/Q) (8)	10/9/2019	28,300	28,011	1,698
				64,412	31,166	3,865	0.41%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	2,520	0.27%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,939	2,135	0.23%
Education Management Corporation (19)
Education Management II LLC
Education	First lien (2)	5.50% (L + 4.50%/Q)	7/2/2020	250	239	61
	First lien (3)	5.50% (L + 4.50%/Q)	7/2/2020	141	136	35
	First lien (2)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	467	416	22
	First lien (3)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	263	235	12
				1,121	1,026	130	0.01%
Total Funded Debt Investments - United States				$1,339,099	$1,290,033	$1,261,394	134.41%
Total Funded Debt Investments				$1,420,445	$1,369,904	$1,330,845	141.80%
Equity - United States
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)	—	—	5,290,997	$5,291	$6,434	0.69%
TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)	—	—	200	2,000	2,664	0.28%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (4)	—	—	100	1,000	1,497
	Preferred shares (4)	—	—	16	158	236
	Preferred shares (4)	—	—	6	68	91
					1,226	1,824	0.19%
Ancora Acquisition LLC
Education	Preferred shares (6)	—	—	372	83	393	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Education Management Corporation (19)
Education	Preferred shares (2)	—	—	3,331	$200	$1
	Preferred shares (3)	—	—	1,879	113	1
	Ordinary shares (2)	—	—	2,994,065	100	18
	Ordinary shares (3)	—	—	1,688,976	56	10
					469	30	—%
Total Shares - United States					$9,069	$11,345	1.20%
Warrants - United States
YP Holdings LLC / Print Media Holdings LLC (12)
YP Equity Investors LLC
Media	Warrants (5)	—	5/8/2022	5	$—	$2,966	0.32%
IT'SUGAR LLC
Retail	Warrants (3)	—	10/23/2025	94,672	817	549	0.06%
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	5/5/2026	622	37	949	0.10%
Ancora Acquisition LLC
Education	Warrants (6)	—	8/12/2020	20	—	—	—%
Total Warrants - United States					$854	$4,464	0.48%
Total Funded Investments					$1,379,827	$1,346,654	143.48%
Unfunded Debt Investments - United States
Mister Car Wash Holdings, Inc.
Consumer Services	First lien (3)(11) - Undrawn	—	12/14/2017	$1,667	$(13)	$8	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	7/2/2021	1,348	(13)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(11) - Undrawn	—	8/4/2021	1,000	(10)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	9/24/2021	1,500	(19)	—	—%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	2,700	(27)	—
	First lien (4)(11) - Undrawn	—	3/30/2018	127	(3)	—
	First lien (2)(11) - Undrawn	—	6/22/2018	1,644	(33)	—
				4,471	(63)	—	—%
Weston Solutions, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/31/2020	10,000	—	—	—%
Zywave, Inc.
Software	First lien (3)(11) - Undrawn	—	11/17/2022	2,000	(15)	(15)	—%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/20/2018	3,818	(19)	(19)	—%
Marketo, Inc.
Software	First lien (3)(11) - Undrawn	—	8/16/2021	1,788	(27)	(27)	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ministry Brands, LLC
Software	First lien (3)(11) - Undrawn	—	12/2/2022	$650	$(3)	$(3)
	First lien (3)(11) - Undrawn	—	12/2/2017	5,169	(26)	(26)
	Second lien (3)(11) - Undrawn	—	12/2/2017	2,160	(16)	(16)
				7,979	(45)	(45)	(0.01)%
Total Unfunded Debt Investments - United States				$35,571	(224)	$(98)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments					$1,379,603	$1,346,556	143.47%
Non-Controlled/Affiliated Investments(21)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Education	Subordinated (3)	8.50% PIK/Q*	6/9/2020	$4,124	$4,118	$4,124
	Subordinated (2)	10.00% PIK/Q*	6/9/2020	15,163	15,163	12,814
	Subordinated (3)	10.00% PIK/Q*	6/9/2020	3,730	3,730	3,152
				23,017	23,011	20,090	2.14%
Permian Holdco 1, Inc. (10)
Permian Holdco 2, Inc.
Energy	Subordinated (3)	14.00% PIK/Q*	10/15/2021	1,749	1,749	1,749	0.19%
Total Funded Debt Investments - United States				$24,766	$24,760	$21,839	2.33%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)	—	—	—	$23,000	$23,000	2.45%
Permian Holdco 1, Inc. (10)
Energy	Preferred shares (3)(17)	—	—	1,394,237	5,866	7,668
	Ordinary shares (3)	—	—	1,366,452	1,350	1,776
					7,216	9,444	1.00%
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)	—	—	123,968	11	1,693
	Ordinary shares (2)	—	—	107,143	9	1,464
					20	3,157	0.34%
Total Shares - United States					$30,236	$35,601	3.79%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Undrawn	—	6/9/2020	$4,881	$—	$—	—%
Permian Holdco 1, Inc. (10)
Permian Holdco 2, Inc.
Energy	Subordinated (3)(11) - Undrawn	—	10/15/2021	1,025	—	—	—%
Total Unfunded Debt Investments - United States				$5,906	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$54,996	$57,440	6.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Controlled Investments(22)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)	8.50% (L + 7.50%/Q)	1/13/2019	$10,846	$10,846	$11,063
	First lien (2)	9.50% (L + 7.50% + 1.00% PIK/Q)*	1/13/2019	4,784	4,784	4,879
	Subordinated (2)	15.00% PIK/Q*	7/13/2019	1,726	1,726	1,760
	Subordinated (3)	15.00% PIK/Q*	7/13/2019	1,032	1,032	1,054
				18,388	18,388	18,756	2.00%
Total Funded Debt Investments - United States				$18,388	$18,388	$18,756	2.00%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)	—	—	—	$71,460	$71,460	7.61%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(18)	—	—	19,048,426	16,668	17,207
	Preferred shares (3)(18)	—	—	5,264,079	4,606	4,755
	Ordinary shares (2)	—	—	2,096,477	1,925	12,256
	Ordinary shares (3)	—	—	579,366	532	3,387
					23,731	37,605	4.01%
New Mountain Net Lease Corporation
Net Lease	Ordinary shares (3)	—	—	270,000	27,000	27,000	2.88%
Total Shares - United States					$122,191	$136,065	14.50%
Total Funded Investments					$140,579	$154,821	16.50%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien (3)(11) - Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments - United States				$2,806	$—	$—	—%
Total Controlled Investments					$140,579	$154,821	16.50%
Total Investments					$1,575,178	$1,558,817	166.09%
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

(2)
Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Finance Holdings, L.L.C. ("NMF Holdings") as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian. See Note 7. Borrowings, for details.

(3)
Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust as Lenders. See Note 7. Borrowings, for details.

(4)	Investment is held in New Mountain Finance SBIC, L.P.

(5)	Investment is held in NMF YP Holdings, Inc.

(6)	Investment is held in NMF Ancora Holdings, Inc.

(7)	Investment is held in NMF QID NGL Holdings, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

(8)	Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.

(9)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2016.

(10)	The Company holds preferred and common equity in Permian Holdco 1, Inc., as well as subordinated notes in Permian Holdco 2, Inc., a wholly-owned subsidiary of Permian Holdco 1, Inc.

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

(17)	The Company holds preferred equity in Permian Holdco 1, Inc. that is entitled to receive cumulative preferential dividends at a rate of 12.0% per annum payable in additional shares.

(18)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

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

(20)	The Company holds an equity investment in TW-NHME Holdings Corp., as well as a second lien term loan investment in National HME, Inc., a wholly-owned subsidiary of TW-NHME Holdings Corp.

(21)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2015 and December 31, 2016 along with transactions during the year ended December 31, 2016 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2015	Gross Additions(A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$22,782	$6,147	$(4,002)	$—	$(1,680)	$23,247	$2,254	$—	$—
NMFC Senior Loan Program I LLC	21,914	—	—	—	1,086	23,000	—	3,728	1,163
Permian Holdco 1, Inc. / Permian Holdco 2, Inc.	—	8,965	—	—	2,228	11,193	41	156	5
Tenawa Resource Holdings LLC	42,591	16	(42,288)	—	(319)	—	2,243	—	25
Total Non-Controlled/Affiliated Investments	$87,287	$15,128	$(46,290)	$—	$1,315	$57,440	$4,538	$3,884	$1,193
_______________________________________________________________________________

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

(22)
Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2015 and December 31, 2016 along with transactions during the year ended December 31, 2016 in which the issuer was a controlled investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2015	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Dividend Income	Other Income
New Mountain Net Lease Corporation	$—	$27,000	$—	$—	$—	$27,000	$—	$540	$—
NMFC Senior Loan Program II LLC	—	71,460	—	—	—	71,460	—	3,533	—
UniTek Global Services, Inc.	47,422	3,464	(2,599)	—	8,074	56,361	1,904	3,023	558
Total Controlled Investments	$47,422	$101,924	$(2,599)	$—	$8,074	$154,821	$1,904	$7,096	$558
_______________________________________________________________________________

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 9.9% of the Company’s total assets were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016

December 31, 2016
Investment Type	Percent of Total Investments at Fair Value
First lien	44.94%
Second lien	38.76%
Subordinated	4.27%
Equity and other	12.03%
Total investments	100.00%

December 31, 2016
Industry Type	Percent of Total Investments at Fair Value
Business Services	29.64%
Software	27.00%
Consumer Services	6.82%
Investment Fund	6.06%
Education	6.04%
Energy	4.82%
Healthcare Services	4.61%
Distribution & Logistics	3.96%
Federal Services	3.86%
Net Lease	1.73%
Business Products	1.60%
Media	1.55%
Retail	1.35%
Healthcare Information Technology	0.96%
Total investments	100.00%

December 31, 2016
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.16%
Fixed rates	6.84%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2015
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(10)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TWDiamondback Holdings Corp. (18)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (3)(11) - Undrawn	—	2/16/2016	$2,158	$—	$(84)
	First lien (4)(11) - Undrawn	—	2/16/2016	605	—	(24)
				2,763	—	(108)	(0.01)%
Total Unfunded Debt Investments				$18,567	(316)	$(467)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments					$1,438,415	$1,377,515	164.60%
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
______________________________________________________________________________

(1)
New Mountain Finance Corporation (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.

(2)
Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Finance Holdings, L.L.C. ("NMF Holdings") as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent, and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian. See Note 7. Borrowings, for details.

(3)
Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust as Lenders. See Note 7. Borrowings, for details.

(4)	Investment is held in New Mountain Finance SBIC, L.P.

(5)	Investment is held in NMF YP Holdings, Inc.

(6)	Investment is held in NMF Ancora Holdings, Inc.

(7)	Investment is held in NMF QID NGL Holdings, Inc.

(8)	Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.

(9)	Securities are registered under the Securities Act.

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

.

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2016
(in thousands, except share data)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital, L.L.C. ("New Mountain Capital", defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
The Company’s wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. For additional information about the Company's historical organizational structure prior to May 8, 2014, see “—Historical Structure". NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), the Company's wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”) that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”).
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of December 31, 2016, the Company’s top five industry concentrations were business services, software, consumer services, investment fund and education.
Historical Structure
On May 19, 2011, NMFC priced its IPO of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities (as defined below). In connection with NMFC’s IPO and through a series of transactions, NMF Holdings acquired all

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.
Until May 8, 2014, NMF Holdings was externally managed by the Investment Adviser and was regulated as a BDC under the 1940 Act. As such, NMF Holdings was obligated to comply with certain regulatory requirements. NMF Holdings was treated as a partnership for U.S. federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, NMF Holdings’ existence as a partnership for U.S. federal income tax purposes terminated and NMF Holdings became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes.
Until April 25, 2014, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”) was a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, was AIV Holdings’ sole stockholder. AIV Holdings was a closed-end, non-diversified management investment company that was regulated as a BDC under the 1940 Act. As such, AIV Holdings was obligated to comply with certain regulatory requirements. AIV Holdings was treated, and complied with the requirements to qualify annually, as a RIC under the Code. AIV Holdings was dissolved on April 25, 2014.
Prior to May 8, 2014, NMFC and AIV Holdings were holding companies with no direct operations of their own, and their sole asset was their ownership in NMF Holdings. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated (the “Operating Agreement”), of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of NMF Holdings (the number of units were equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC’s common stock on a one-for-one basis at any time.
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
Since NMFC's IPO, and through December 31, 2016, NMFC raised approximately $533,103 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from NMF Holdings units of NMF Holdings equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC owned 100.0% of the units of NMF Holdings, which became a wholly-owned subsidiary of NMFC.
Restructuring
As a BDC, AIV Holdings had been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of AIV Holdings’ business model, AIV Holdings’ board of directors determined that continuation as a BDC was not in the best interest of AIV Holdings and Guardian AIV. Specifically, given that AIV Holdings was formed for the sole purpose of holding units of NMF Holdings and AIV Holdings had disposed of all of the units of NMF Holdings that it was holding as of February 3, 2014, the board of directors of AIV Holdings approved and declared advisable at an in-person meeting held on March 25, 2014 the withdrawal of AIV Holdings’ election to be regulated as a BDC under the 1940 Act. In addition, the board of directors of AIV Holdings approved and declared advisable for AIV Holdings to terminate its registration

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to dissolve AIV Holdings under the laws of the State of Delaware.
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
Prior to December 18, 2014, New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”) was a Delaware limited liability company. NMF SLF was a wholly-owned subsidiary of NMF Holdings and thus a wholly-owned indirect subsidiary of the Company. NMF SLF was bankruptcy-remote and non-recourse to NMFC. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014. See Note 7. Borrowings, for details.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with GAAP. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946"). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, SBIC LP, SBIC GP, NMF Ancora, NMF QID and NMF YP. Previously, the Company consolidated its wholly-owned indirect subsidiary NMF SLF until it merged with and into NMF Holdings on December 18, 2014. See Note 7. Borrowings, for details. Prior to the Restructuring, the Predecessor Operating

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in ASC 946 to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it was also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund was owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.
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
December 31, 2016
(in thousands, except share data)

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
See Note 3. Investments, for further discussion relating to investments.
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2016 and December 31, 2015, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $29,218 and $29,704, respectively, and collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $29,218 and $29,704, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690,000 and assets under management of approximately $716,590 as of December 31, 2015. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from the Company at the par value of the collateralized agreement once called upon by the Company or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by the Company but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of December 31, 2016, litigation is on-going in the state of New York and the Cayman Islands to resolve this matter. The collateralized agreement earned interest at a weighted average rate of 16.0% and 15.0% per annum as of December 31, 2016 and December 31, 2015, respectively.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2016 and December 31, 2015.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 7. Borrowings, for details.
Deferred financing costs—The deferred financing costs of the Company consists of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 7. Borrowings, for details. On January 1, 2016, the Company adopted Accounting Standards Update No. 2015-03, Interest-Imputation of Interest Subtopic 835-30-Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Upon adoption, the Company revised its presentation of deferred financing costs from an asset to a liability, which is a direct deduction to its debt on the Consolidated Statements of Assets and Liabilities. In addition, the Company retrospectively revised its presentation of $13,992 of deferred financing costs that were previously presented as an asset as of December 31, 2015, which resulted in a decrease to total assets and total liabilities as of December 31, 2015.
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
For the year ended December 31, 2016, the Company recognized a total income tax benefit of approximately $490 for the Company's consolidated subsidiaries. For the year ended December 31, 2016, the Company recorded current income tax expense of approximately $152 and deferred income tax benefit of approximately $642. For the year ended December 31, 2015, the Company recognized a total provision for income taxes of $1,343 for the Company's consolidated subsidiaries. For the year ended December 31, 2015, the Company recorded current income tax expense of approximately $160 and deferred income tax expense of approximately $1,183. For the year ended December 31, 2014, the Company recognized a total provision for income taxes of $929 for the Company's consolidated subsidiaries. For the year ended December 31, 2014, the Company recorded current income tax expense of approximately $436 and deferred income tax expense of approximately $493.
As of December 31, 2016 and December 31, 2015, the Company had $1,034 and $1,676, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP. As of December 31, 2015, the Company had a deferred tax asset of $520 attributable to one of the Company’s consolidated subsidiaries primarily related to net operating losses.  The Company determined that it was more likely than not that the subsidiary would have insufficient taxable income to realize some portion

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

or all of the deferred tax asset.  As such, as of December 31, 2015, a full valuation allowance of $520 has been recorded against the deferred tax asset.
    The Company has adopted the Income Taxes topic of the Accounting Standards Codification Topic 740 ("ASC 740"). ASC 740 provides guidance for income taxes, including how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold through December 31, 2016. The 2013 through 2016 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
Distributions—Distributions to common stockholders of the Company are recorded on the record date as set by the board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to maintain its status as a RIC. The Company intends to distribute approximately all of its adjusted net investment income (see Note 5. Agreements) on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 23, 2016, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2017 or until $50,000 of its outstanding shares of common stock have been repurchased. During the year ended December 31, 2016, the Company repurchased a total of 248,499 shares of the Company's common stock in the open market for $2,948, including commissions paid.
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
December 31, 2016
(in thousands, except share data)

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
Dividend income recorded related to distributions received from flow-through investments is an accounting estimate based on the most recent estimate of the tax treatment of the distribution. During the year ended December 31, 2015, the Company adjusted accounting estimates related to the classification of dividend income for distributions received from three of the Company's equity investments. Based on updated tax projections received during the year ended December 31, 2015, the Company decreased dividend income by $533, which decreased the equity investments cost basis by $3 and increased the realized gain by $530 to agree to the tax treatment on the equity investments.
Note 3. Investments
At December 31, 2016, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$706,140	$700,580
Second lien	638,347	604,203
Subordinated	68,341	66,559
Equity and other	162,350	187,475
Total investments	$1,575,178	$1,558,817

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$446,008	$461,997
Software	424,965	420,896
Consumer Services	105,868	106,392
Investment Fund	94,460	94,460
Education	93,651	94,168
Energy	81,390	75,168
Healthcare Services	70,731	71,844
Distribution & Logistics	88,768	61,696
Federal Services	59,881	60,116
Net Lease	27,000	27,000
Business Products	25,613	24,958
Media	21,189	24,162
Retail	21,006	21,016
Healthcare Information Technology	14,648	14,944
Total investments	1,575,178	1,558,817
At December 31, 2015, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$711,601	$670,023
Second lien	656,165	631,985
Subordinated	95,429	87,005
Equity and other	105,521	123,211
Total investments	$1,568,716	$1,512,224

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

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
During the fourth quarter of 2016, the Company placed a portion of its first lien position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of December 31, 2016, the portion of Sierra first lien placed on non-accrual status represented an aggregate cost basis of $8,169, an aggregate fair value of $5,315 and total unearned interest income of $553 for the year then ended.
During the third quarter of 2016, the Company placed its entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of December 31, 2016, the Company's investment in Transtar had an aggregate cost basis of $31,166, an aggregate fair value of $3,865 and total unearned interest income of $3,963 for the year then ended.
During the second quarter of 2016, the Company placed a portion of its first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, the Company’s investment in Permian had an aggregate cost basis of $24,444, an aggregate fair value of $7,064 and total unearned interest income of $1,273 for the nine months then ended. In October 2016, Permian completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Permain. Prior to the extinguishment in October 2016, the Company’s original investment in Permian had an aggregate cost of $25,047, an aggregate fair value of $7,064 and total unearned interest income of $1,422 for the year ended December 31, 2016. The extinguishment resulted in a realized loss of $17,983.  Post restructuring, the Company’s investments in Permian have been restored to full accrual status.  As of December 31, 2016, the Company’s investments in Permian have an aggregate cost basis of $8,965 and an aggregate fair value of $11,193.
During the third quarter of 2016, the Company received notice that there would be no recovery of the outstanding principal and interest owed on its two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, the Company’s first lien positions in ATI had an aggregate cost of $1,528 and an aggregate fair value of $0 and no unearned interest income for the period then ended. The Company wrote off its first lien positions in ATI and recognized an aggregate realized loss of $1,528 during the three months ended September 30, 2016. As of December 31, 2016, the Company's preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of the Company's first lien positions in ATI, had an aggregate cost basis of $83 and an aggregate fair value of $393.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

During the first quarter of 2015, the Company placed a portion of its second lien position in Edmentum, Inc. (“Edmentum”) on non-accrual status due to its ongoing restructuring. As of March 31, 2015, the Company’s investment in Edmentum had an aggregate cost basis of $30,771, an aggregate fair value of $15,575 and total unearned interest income of $438 for the three months then ended. In June 2015, Edmentum completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Edmentum. Prior to the extinguishment in June 2015, the Company’s original investment in Edmentum had an aggregate cost of $31,636, an aggregate fair value of $16,437 and total unearned interest income of $851 for the six months ended June 30, 2015. The extinguishment resulted in a realized loss of $15,199.  Post restructuring, the Company’s investments in Edmentum have been restored to full accrual status.  As of December 31, 2016, the Company’s investments in Edmentum have an aggregate cost basis of $23,031 and an aggregate fair value of $23,247.
During the first quarter of 2015, the Company’s first lien position in Education Management LLC (“EDMC”) was non-income producing as a result of the portfolio company undergoing a restructuring. As of December 31, 2014, the Company’s investment in EDMC had an aggregate cost basis of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the three months then ended.  In January 2015, EDMC completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in EDMC. Prior to the extinguishment in January 2015, the Company’s original investment in EDMC had an aggregate cost of $2,987, an aggregate fair value of $1,376 and no unearned interest income for the period then ended. The extinguishment resulted in a realized loss of $1,611.  Post restructuring, the Company’s investments in EDMC are income producing.  As of December 31, 2016, the Company’s investments in EDMC have an aggregate cost basis of $1,495 and an aggregate fair value of $160.
During the third quarter of 2014, the Company placed a portion of its first lien position in UniTek Global Services, Inc. ("UniTek") on non-accrual status in anticipation of a voluntary petition for a "Pre-Packaged" Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware which was filed on November 3, 2014. As of December 31, 2014, the Company's investments in UniTek had an aggregate cost basis of $47,357, an aggregate fair value of $35,227 and total unearned interest income of $975 for the year then ended. In January 2015, UniTek emerged from “Pre-Packaged” Chapter 11 Bankruptcy and completed its restructuring.  The restructuring resulted in a material modification of the original terms and an extinguishment of the Company’s original investments in UniTek. Prior to the extinguishment in January 2015, the Company’s original investments in UniTek had an aggregate cost of $52,902, an aggregate fair value of $40,137 and total unearned interest income of $68 for the period then ended. The extinguishment resulted in a realized loss of $12,765.  Post restructuring, the Company’s investments in UniTek have been restored to full accrual status.  As of December 31, 2016, the Company’s investments in UniTek have an aggregate cost basis of $42,119 and an aggregate fair value of $56,361.
As of December 31, 2016, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $27,915 and $0, respectively. As of December 31, 2016, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $16,368. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2016.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

SLP I is capitalized with $93,000 of capital commitments and $275,000 of debt from a revolving credit facility and is managed by the Company. The Company's capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348,672, debt outstanding of $256,517 and capital that had been called and funded of $93,000. As of December 31, 2015, SLP I had total investments with an aggregate fair value of approximately $349,704, debt outstanding of $267,617 and capital that had been called and funded of $93,000. The Company's investment in SLP I is disclosed on the Company's Consolidated Schedules of Investments as of December 31, 2016 and December 31, 2015.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company earned approximately $1,163, $1,215 and $468, respectively, in management fees related to SLP I which is included in other income. As of December 31, 2016 and December 31, 2015, approximately $286 and $311, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company earned approximately $3,728, $3,619 and $1,066, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2016 and December 31, 2015, approximately $861 and $918, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
New Mountain Net Lease Corporation
New Mountain Net Lease Corporation ("NMNLC") was formed as a Maryland corporation on April 18, 2016 and commenced operations on August 12, 2016. NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases and to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code. As of December 31, 2016, NMNLC had assets of approximately $75,544 and non-recourse asset level debt outstanding of approximately $47,936. The Company has contributed $27,000 to NMNLC as of December 31, 2016. The Company's investment in NMNLC is disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2016.
Below is certain summarized property information for NMNLC as of December 31, 2016:

				Equity as of
Tenant	Lease Expiration Date	Location	Total Square Feet	December 31, 2016
A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,294
Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,132
		Cleveland, OH
FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,136
J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,061
Kirlin Group, LLC	6/30/2029	Rockville, MD	95	7,547
				$27,170
For the year ended December 31, 2016, the Company earned approximately $540 of dividend income related to NMNLC, which is included in dividend income. For the year ended December 31, 2016, New Mountain Capital reimbursed NMNLC approximately $189 in non-recurring organizational expenses incurred in connection with the formation and organization of NMNLC. As of December 31, 2016, approximately $540 of dividend income related to NMNLC was included in interest and dividend receivable.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under the respective rules.  As of December 31, 2016, the following portfolio companies were considered significant unconsolidated subsidiaries under Regulation S-X Rule 4-08(g). Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of these portfolio companies is shown below:
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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. The Company and SkyKnight have committed to provide $79,400 and $20,600 of equity to SLP II, respectively. As of December 31, 2016 the Company and SkyKnight have contributed $71,460 and $18,540, respectively. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2016.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. As of December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $361,719 and debt outstanding under its credit facility of $249,960.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

The following table is a listing of the individual loans in SLP II's portfolio as of December 31, 2016:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
First lien:
ADG, LLC	Healthcare Services	5.75% (L + 4.75%)	9/28/2023	$17,207	$17,040	$17,121
AssuredPartners, Inc.	Business Services	5.25% (L + 4.25%)	10/21/2022	11,862	11,847	12,058
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.00% (L + 5.00%)	8/21/2023	14,962	14,819	14,963
Coinstar, LLC	Consumer Services	5.25% (L + 4.25%)	9/27/2023	4,987	4,963	5,054
Cvent, Inc.	Software	6.00% (L + 5.00%)	11/29/2023	10,000	9,901	10,125
DigiCert Holdings, Inc.	Software	6.00% (L + 5.00%)	10/21/2021	14,900	14,814	14,881
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.25% (L + 5.25%)	2/18/2022	10,507	10,350	10,402
Emerald 2 Limited	Business Services	5.00% (L + 4.00%)	5/14/2021	1,277	1,206	1,174
Engility Corporation (fka TASC, Inc.)	Federal Services	5.81% (Base + 4.72%)	8/14/2023	13,860	13,793	14,080
Evo Payments International, LLC	Business Services	6.00% (L + 5.00%)	12/22/2023	17,500	17,413	17,602
Explorer Holdings, Inc.	Healthcare Services	6.00% (L + 5.00%)	5/2/2023	4,975	4,929	5,028
Globallogic Holdings Inc.	Business Services	5.50% (L + 4.50%)	6/20/2022	10,000	9,900	10,013
GOBP Holdings Inc.	Retail	5.00% (L + 4.00%)	10/21/2021	14,955	14,816	14,985
Hyperion Insurance Group Limited	Business Services	5.50% (L + 4.50%)	4/29/2022	14,401	14,179	14,476
J.D. Power and Associates	Business Services	5.25% (L + 4.25%)	9/7/2023	9,975	9,927	10,075
Kronos Incorporated	Software	5.00% (L + 4.00%)	11/1/2023	10,000	9,951	10,105
Masergy Holdings, Inc.	Business Services	5.50% (L + 4.50%)	12/15/2023	7,500	7,463	7,563
McGraw-Hill Global Education Holdings, LLC	Education	5.00% (L + 4.00%)	5/4/2022	9,950	9,905	9,971
Ministry Brands, LLC	Software	6.00% (L + 5.00%)	12/2/2022	7,846	7,807	7,807
Mister Car Wash Holdings, Inc.	Consumer Services	5.25% (L + 4.25%)	8/20/2021	8,312	8,250	8,354
Navex Global, Inc.	Software	5.99% (L + 4.75%)	11/19/2021	14,933	14,718	14,858
nThrive, Inc. (fka Precyse Acquisition Corp.)	Healthcare Services	6.50% (L + 5.50%)	10/20/2022	9,950	9,813	10,083
Poseidon Intermediate, LLC	Software	5.25% (L + 4.25%)	8/15/2022	14,962	14,962	15,055
Quest Software US Holdings Inc.	Software	7.00% (L + 6.00%)	10/31/2022	10,000	9,853	10,153
Rocket Software, Inc.	Software	5.25% (L + 4.25%)	10/14/2023	14,962	14,817	15,129
SolarWinds Holdings, Inc.	Software	5.50% (L + 4.50%)	2/3/2023	14,688	14,697	14,852
TTM Technologies, Inc.	Business Products	5.25% (L + 4.25%)	5/31/2021	13,548	13,444	13,599
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	5.75% (L + 4.75%)	11/23/2019	10,801	10,780	10,942
Vision Solutions, Inc.	Software	7.50% (Base + 6.50%)	6/16/2022	9,938	9,845	9,919
Vivid Seats LLC	Business Services	6.75% (L + 5.75%)	10/12/2022	4,000	3,922	3,985
WD Wolverine Holdings, LLC	Healthcare Services	6.50% (L + 5.50%)	10/17/2023	10,200	9,900	9,894
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	17,500	17,414	17,413
				$360,458	$357,438	$361,719
_______________________________________________________________________________

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2016.

(2)
Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company's board of directors does not determine the fair value of the investments held by SLP II.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

Below is certain summarized financial information for SLP II as of December 31, 2016 and for the year ended December 31, 2016:

Selected Balance Sheet Information:	December 31, 2016
Investments at fair value (cost of $357,438)	$361,719
Receivable from unsettled securities sold	1,007
Cash and other assets	10,138
Total assets	$372,864

Credit facility	$249,960
Deferred financing costs	(2,565)
Payable for unsettled securities purchased	24,862
Distribution payable	3,000
Other liabilities	3,350
Total liabilities	278,607

Members' capital	$94,257
Total liabilities and members' capital	$372,864

Selected Statement of Operations Information:	Year Ended December 31, 2016(1)
Interest income	$7,463
Other income	572
Total investment income	8,035

Interest and other financing expenses	3,558
Other expenses	650
Total expenses	4,208
Net investment income	3,827

Net realized gains on investments	599
Net change in unrealized appreciation (depreciation) of investments	4,281
Net increase in members' capital	$8,707
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, amounts reported relate to the period from April 12, 2016 (commencement of operations) to December 31, 2016.
For the year ended December 31, 2016, the Company earned approximately $3,533 of dividend income related to SLP II, which is included in dividend income. As of December 31, 2016, approximately $2,382 of dividend income related to SLP II was included in interest and dividend receivable.
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
December 31, 2016
(in thousands, except share data)

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
Below is certain summarized financial information for UniTek:

Balance Sheet:	December 31, 2016	December 31, 2015
Current assets	$94,499	$78,202
Noncurrent assets	114,116	125,241
Total assets	$208,615	$203,443
Current liabilities	47,105	36,167
Noncurrent liabilities	113,781	123,361
Total liabilities	$160,886	$159,528
Total equity	$47,729	$43,915

	Years Ended December 31,
Summary of Operations:	2016	2015	2014
Net sales	$286,748	$269,893	$334,139
Cost of goods sold	224,800	218,331	291,672
Gross profit	61,948	51,562	42,467
Other expenses	58,965	58,863	116,612
Net income (loss) from continuing operations before extraordinary items	2,983	(7,301)	(74,145)
Net income (loss)	$2,983	$(7,301)	$(74,145)
Investment risk factors—First and second lien debt that the Company invests in is entirely, or almost entirely, rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.
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
December 31, 2016
(in thousands, except share data)

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2016:

	Total	Level I	Level II	Level III
First lien	$700,580	$—	$169,979	$530,601
Second lien	604,203	—	280,026	324,177
Subordinated	66,559	—	41,906	24,653
Equity and other	187,475	28	—	187,447
Total investments	$1,558,817	$28	$491,911	$1,066,878

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
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
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2016, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2016:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2015	$699,987	$340,890	$182,758	$53,459	$122,880
Total gains or losses included in earnings:
Net realized gains (losses) on investments	2,259	(482)	113	119	2,509
Net change in unrealized appreciation (depreciation) of investments	9,491	16,016	(16,049)	1,802	7,722
Purchases, including capitalized PIK and revolver fundings(1)	411,500	157,164	140,089	4,273	109,974
Proceeds from sales and paydowns of investments(1)	(203,431)	(102,308)	(10,469)	(35,000)	(55,654)
Transfers into Level III(2)	156,122	119,321	36,785	—	16
Transfers out of Level III(2)	(9,050)	—	(9,050)	—	—
Fair value, December 31, 2016	$1,066,878	$530,601	$324,177	$24,653	$187,447
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,657	$13,205	$(16,049)	$1,351	$9,150
_______________________________________________________________________________

(1)	Includes reorganizations and restructurings.

(2)
As of December 31, 2016, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassifications occurred.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2015, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2015:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2014	$419,681	$169,180	$134,406	$35,470	$80,625
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(12,730)	(10,895)	(14,542)	—	12,707
Net change in unrealized appreciation(depreciation) of investments	12,348	7,048	6,575	(4,797)	3,522
Purchases, including capitalized PIK and revolver fundings	418,208	237,731	116,135	23,709	40,633
Proceeds from sales and paydowns of investments	(205,103)	(84,346)	(105,227)	(923)	(14,607)
Transfers into Level III(1)(2)	95,190	49,779	45,411	—	—
Transfers out of Level III(1)	(27,607)	(27,607)	—	—	—
Fair value, December 31, 2015	$699,987	$340,890	$182,758	$53,459	$122,880
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(999)	$(4,332)	$(7,384)	$(4,797)	$15,514
_______________________________________________________________________________

(1)	Includes reorganizations and restructurings.

(2)
As of December 31, 2015, the portfolio investments were transferred into Level III from Level II or Level I and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2016 and December 31, 2015. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
December 31, 2016
(in thousands, except share data)

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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2016 and December 31, 2015, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes this was a reasonable range in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2016 and December 31, 2015, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2016 were as follows:

				Range
Type	Fair Value as of December 31, 2016	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$417,464	Market & income approach	EBITDA multiple	2.0x	15.0x	10.2x
			Revenue multiple	0.5x	8.0x	3.0x
			Discount rate	7.2%	12.3%	9.7%
	86,801	Market quote	Broker quote	N/A	N/A	N/A
	26,336	Other	N/A(1)	N/A	N/A	N/A
Second lien	191,419	Market & income approach	EBITDA multiple	5.3x	16.0x	11.7x
			Discount rate	8.7%	13.0%	11.3%
	96,315	Market quote	Broker quote	N/A	N/A	N/A
	36,443	Other	N/A(1)	N/A	N/A	N/A
Subordinated	24,653	Market & income approach	EBITDA multiple	4.5x	8.5x	7.1x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	8.7%	15.8%	13.6%
Equity and other	158,947	Market & income approach	EBITDA multiple	2.5x	13.0x	5.9x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	8.0%	18.9%	14.5%
	1,498	Black Scholes analysis	Expected life in years	8.8	9.3	9.1
			Volatility	32.2%	43.8%	36.4%
			Discount rate	2.5%	2.5%	2.5%
	2	Market quote	Broker quote	N/A	N/A	N/A
	27,000	Other	N/A(1)	N/A	N/A	N/A
	$1,066,878
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2015 were as follows:

				Range
Type	Fair Value as of December 31, 2015	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$292,507	Market & income approach	EBITDA multiple	4.5x	15.5x	10.0x
			Discount rate	7.3%	13.9%	11.0%
	30,719	Market quote	Broker quote	N/A	N/A	N/A
	17,664	Other	N/A(1)	N/A	N/A	N/A
Second lien	88,977	Market & income approach	EBITDA multiple	6.5x	16.0x	12.3x
			Discount rate	10.0%	14.2%	12.7%
	41,544	Market quote	Broker quote	N/A	N/A	N/A
	52,237	Other	N/A(1)	N/A	N/A	N/A
Subordinated	38,459	Market & income approach	EBITDA multiple	4.5x	9.0x	7.6x
			Discount rate	10.0%	19.4%	17.7%
	15,000	Other	N/A(1)	N/A	N/A	N/A
Equity and other	121,453	Market & income approach	EBITDA multiple	2.5x	12.0x	6.3x
			Discount rate	8.0%	21.3%	14.6%
	1,427	Black Scholes analysis	Expected life in years	9.8	10.3	10
			Volatility	27.0%	30.3%	28.9%
			Discount rate	2.1%	2.1%	2.1%
	$699,987
_______________________________________________________________________________

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of December 31, 2016, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures approximate fair value as of December 31, 2016 based on a comparison of market interest rates for the Company's borrowings and similar entities. On September 30, 2016, additional Unsecured Notes (as defined in Note 7. Borrowings) were issued and, as such, the carrying value approximates fair value as of December 31, 2016. The fair value of the Holdings Credit Facility, NMFC Credit Facility, SBA-guaranteed debentures and Unsecured Notes are considered Level III. The fair value of the Convertible Notes (as defined in Note 7. Borrowings) as of December 31, 2016 was $159,034, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of December 31, 2016 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
December 31, 2016
(in thousands, except share data)

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
On May 6, 2014, the stockholders of NMFC approved a new investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser which became effective on May 8, 2014 and was most recently re-approved by the Company's board of directors on February 8, 2017. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company's existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the Predecessor Holdings Credit Facility and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7, Borrowings). Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of December 31, 2016, December 31, 2015 and December 31, 2014 was approximately $297,323, $304,899 and $313,455, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, management fees waived were approximately $4,824, $5,219 and $686, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of December 31, 2016), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
	2016	2015	2014
Management fee	$27,551	$25,858	$13,593
Management fee allocated from NMF Holdings	—	—	5,983
Less: management fee waiver	(4,824)	(5,219)	(686)
Total management fee	22,727	20,639	18,890
Incentive fee, excluding accrued capital gains incentive fees	$22,011	$20,591	$12,070
Incentive fee, excluding accrued capital gains incentive fees allocated from NMF Holdings	—	—	6,248
Total incentive fee	22,011	20,591	18,318
Accrued capital gains incentive fees(1)	$—	$—	$(8,573)
Accrued capital gains incentive fees allocated from NMF Holdings(1)	—	—	2,024
Total accrued capital gains incentive fees	—	—	(6,549)
_______________________________________________________________________________

(1)
As of December 31, 2016, December 31, 2015 and December 31, 2014, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Company's Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statement of Operations for the year ended December 31, 2016 is adjusted to reflect this step-up to fair market value.

	Year Ended December 31, 2016	Stepped-up Cost Basis Adjustments	Adjusted Year Ended December 31, 2016
Investment income
Interest income(1)	$147,425	$(65)	$147,360
Dividend income(2)	11,200	—	11,200
Other income	9,459	—	9,459
Total investment income(3)	168,084	(65)	168,019
Total expenses pre-incentive fee(4)	57,965	—	57,965
Pre-Incentive Fee Net Investment Income	110,119	(65)	110,054
Incentive fee(5)	22,011	—	22,011
Post-Incentive Fee Net Investment Income	88,108	(65)	88,043
Net realized losses on investments(6)	(16,717)	(151)	(16,868)
Net change in unrealized appreciation (depreciation) of investments(6)	40,131	216	40,347
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(486)	—	(486)
Benefit for taxes	642	—	642
Net increase in net assets resulting from operations	$111,678		$111,678
_______________________________________________________________________________

(1)	Includes $4,270 in PIK interest from investments.

(2)	Includes $3,178 in PIK dividends from investments.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $725 and management fee waivers of $4,824.

(5)	For the year ended December 31, 2016, the Company incurred total incentive fees of $22,011, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized (deprecation) appreciation of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The following Consolidated Statement of Operations for the year ended December 31, 2015 is adjusted to reflect this step-up to fair market value.

	Year Ended December 31, 2015	Stepped-up Cost Basis Adjustments	Adjusted Year Ended December 31, 2015
Investment income
Interest income(1)	$140,074	$(131)	$139,943
Dividend income(2)	5,771	—	5,771
Other income	8,010	—	8,010
Total investment income(3)	153,855	(131)	153,724
Total expenses pre-incentive fee(4)	50,769	—	50,769
Pre-Incentive Fee Net Investment Income	103,086	(131)	102,955
Incentive fee(5)	20,591	—	20,591
Post-Incentive Fee Net Investment Income	82,495	(131)	82,364
Net realized losses on investments(6)	(12,789)	(78)	(12,867)
Net change in unrealized (depreciation) appreciation of investments(6)	(35,272)	209	(35,063)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(296)	—	(296)
Provision for taxes	(1,183)	—	(1,183)
Net increase in net assets resulting from operations	$32,955		$32,955
_______________________________________________________________________________

(1)	Includes $3,942 in PIK interest from investments.

(2)	Includes $2,559 in PIK dividends from investments

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $733 and management fee waivers of $5,219.

(5)	For the year ended December 31, 2015, the Company incurred total incentive fees of $20,591, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)	Includes net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
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
The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company's consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, expenses payable to the Administrator by the Company as well as other direct and indirect expenses (excluding interest, other financing expenses, trading expenses and management and incentive fees) had been capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, approximately $1,641, $1,431 and $1,395, respectively, of indirect administrative expenses were included in administrative expenses of which $725, $733 and $770, respectively, of indirect administrative expenses were waived by the Administrator. As of December 31, 2016 and December 31, 2015, $0 and $374, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.
The Company incurred the following expenses, which were waived by the Administrator or were in excess of the expense cap, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Years Ended December 31,
	2016	2015	2014
Administrative expenses	$725	$733	$380
Administrative expenses allocated from NMF Holdings	—	—	390
Professional fees	—	—	—
Professional fees allocated from NMF Holdings	—	—	375
Total expense reimbursement	$725	$733	$1,145
As of December 31, 2016, December 31, 2015 and December 31, 2014, no expense waivers and reimbursements were receivable from an affiliate.
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
December 31, 2016
(in thousands, except share data)

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On September 12, 2016, the Company filed an exemptive application with the SEC to permit the Company to co-invest with funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. Furthermore, there is no assurance when, or if, this application for exemptive relief will be granted by the SEC.
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
December 31, 2016
(in thousands, except share data)

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred, together, on the Holdings Credit Facility and the Predecessor Holdings Credit Facility for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
	2016	2015	2014
Interest expense	$9,546	$10,512	$7,147
Non-usage fee	$772	$500	$243
Amortization of financing costs	$1,615	$1,612	$893
Weighted average interest rate	2.8%	2.6%	2.9%
Effective interest rate	3.5%	3.2%	3.4%
Average debt outstanding	$341,055	$394,945	$244,598
As of December 31, 2016, December 31, 2015 and December 31, 2014, the outstanding balance on the Holdings Credit Facility was $333,513, $419,313 and $468,108, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
December 31, 2016
(in thousands, except share data)

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the SLF Credit Facility for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
	2016(1)	2015(1)	2014(2)
Interest expense	$—	$—	$4,549
Non-usage fee	$—	$—	$28
Amortization of financing costs	$—	$—	$846
Weighted average interest rate	—%	—%	2.2%
Effective interest rate	—%	—%	2.6%
Average debt outstanding	$—	$—	$209,333
_______________________________________________________________________________

(1)	Not applicable, as the SLF Credit Facility merged with and into the Holdings Credit Facility on December 18, 2014.

(2)	For the year ended December 31, 2014, amounts reported relate to the period from January 1, 2014 to December 17, 2014 (date of merger).
As of December 31, 2014, the SLF Credit Facility had merged with the Holdings Credit Facility..
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
As of December 31, 2016, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
	2016	2015	2014(1)
Interest expense	$2,011	$1,653	$175
Non-usage fee	$183	$104	$86
Amortization of financing costs	$378	$360	$121
Weighted average interest rate	3.0%	2.7%	2.7%
Effective interest rate	3.8%	3.5%	3.4%
Average debt outstanding	$66,876	$60,477	$11,227
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, amounts reported relate to the period from June 4, 2014 (commencement of the NMFC Credit Facility) to December 31, 2014.
As of December 31, 2016, December 31, 2015 and December 31, 2014, the outstanding balance on the NMFC Credit Facility was $10,000, $90,000 and $50,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Convertible Notes—On June 3, 2014, the Company closed a private offering of $115,000 aggregate principal amount of unsecured convertible notes (the "Convertible Notes"), pursuant to an indenture, dated June 3, 2014 (the "Indenture"). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of the first anniversary, June 3, 2015, of the Convertible Notes, the restrictions under Rule 144A under the Securities Act were removed, allowing the Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, the Company closed a public offering of an additional $40,250 aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115,000 aggregate principal amount of Convertible Notes that the Company issued on June 3, 2014.
The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of December 31, 2016.

December 31, 2016
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at December 31, 2016	11.7%
Conversion rate at December 31, 2016(1)(2)	63.2794
Conversion price at December 31, 2016(2)(3)	$15.80
Last conversion price calculation date	June 3, 2016
_______________________________________________________________________________

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2016 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
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
The Convertible Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 12. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
	2016	2015	2014(1)
Interest expense	$6,259	$5,750	$3,322
Amortization of financing costs	$859	$743	$432
Amortization of premium	$(28)	$—	$—
Effective interest rate	5.7%	5.6%	5.6%
Average debt outstanding	$125,227	$115,000	$115,000
_______________________________________________________________________________

(1)	For the year ended December 31, 2014, amounts reported relate to the period from June 3, 2014 (issuance of the Convertible Notes) to December 31, 2014.
As of December 31, 2016, December 31, 2015 and December 31, 2014, the outstanding balance on the Convertible Notes was $155,250, $115,000 and $115,000, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
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
The Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

interest rate. In addition, the Company is obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the Unsecured Notes at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under the Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
	2016(1)	2015(2)	2014(2)
Interest expense	$2,271	$—	$—
Amortization of financing costs	$202	$—	$—
Effective interest rate	5.8%	—%	—%
Average debt outstanding	$65,500	$—	$—
_____________________________________________________________________________

(1)	For the year ended December 31, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the Unsecured Notes) to December 31, 2016.

(2)	Not applicable, as the Unsecured Notes were issued on May 6, 2016.
As of December 31, 2016, the outstanding balance on the Unsecured Notes was $90,000 and the Company was in compliance with the terms of the NPA.
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
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150,000 as long as the licensee has at least $75,000 in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.
As of December 31, 2016 and December 31, 2015, SBIC LP had regulatory capital of approximately $75,000 and $72,402, respectively, and SBA-guaranteed debentures outstanding of $121,745 and $117,745, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

The following table summarizes the Company's SBA-guaranteed debentures as of December 31, 2016.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
Total SBA-guaranteed debentures		$121,745
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
	2016	2015	2014(1)
Interest expense	$3,758	$1,701	$34
Amortization of financing costs	$403	$240	$12
Weighted average interest rate	3.1%	2.4%	0.9%
Effective interest rate	3.5%	2.7%	1.3%
Average debt outstanding	$119,819	$71,921	$29,167
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, amounts reported relate to the period from August 1, 2014 (receipt of the SBIC license) to December 31, 2014. The initial SBA-guaranteed debenture borrowing occurred on November 17, 2014.

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2016, December 31, 2015 and December 31, 2014, SBIC LP was in compliance with SBA regulatory requirements.
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
December 31, 2016
(in thousands, except share data)

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
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all eligible portfolio companies managerial assistance.
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2016, the Company had unfunded commitments on revolving credit facilities of $27,915, no outstanding bridge financing commitments and other future funding commitments of $16,368. As of December 31, 2015, the Company had unfunded commitments on revolving credit facilities of $17,576, no outstanding bridge financing commitments and other future funding commitments of $8,678. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's respective Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of December 31, 2016 and December 31, 2015. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2016 and December 31, 2015, the Company had commitment letters to purchase investments in the aggregate par amount of $14,818 and $0, respectively, which could require funding in the future.
As of December 31, 2016 and December 31, 2015, the Company had unfunded commitments related to an equity investment in SLP II of $7,940 and $0, respectively, which may be funded at the Company's discretion.
Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences related to return of capital distributions were as follows:

	Years Ended December 31,
	2016	2015	2014
Undistributed net investment income	$(1,435)	$141	$(6,171)
Distributions in excess of net realized gains	(21,572)	—	6,397
Additional paid-in-capital	23,007	(141)	(226)

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 were estimated to be as follows:

	Years Ended December 31,
	2016	2015	2014
Ordinary income (non-qualified)	$79,415	$80,967	$73,968
Ordinary income (qualified)	—	—	664
Capital gains	—	—	2,754
Return of capital	9,349	35	226
Total	$88,764	$81,002	$77,612
As of December 31, 2016, December 31, 2015 and December 31, 2014, the costs of investments for the Company for tax purposes were $1,602,607, $1,587,189 and $1,474,075, respectively.

	December 31, 2016(1)	December 31, 2015(1)
Tax cost	$1,602,607	$1,587,189
Gross unrealized appreciation on investments	42,335	40,294
Gross unrealized depreciation on investments	(56,907)	(85,555)
Total investments at fair value	$1,588,035	$1,541,928
_______________________________________________________________________________

(1)	Includes securities purchased under collateralized agreement to resell.
At December 31, 2016, December 31, 2015 and December 31, 2014, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through the Predecessor Operating Company and undistributed income.
As of December 31, 2016, December 31, 2015 and December 31, 2014, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Years Ended December 31,
	2016	2015	2014
Accumulated capital gains (capital loss carryforwards)	$(39,517)	$(19,081)	$—
Other temporary differences	2,072	2,991	4,775
Undistributed ordinary income	—	—	—
Unrealized (appreciation) depreciation	(26,093)	(57,424)	(30,383)	(1)
Total	$(63,538)	$(73,514)	$(25,608)
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2016, the Company does not expect to incur any excise taxes. For the years ended December 31, 2015 and December 31, 2014, the Company did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Years Ended December 31,
(unaudited)	2016	2015	2014
Distributions per share	$1.36	$1.36	$1.48
Ordinary dividends	89.46%	99.96%	96.16%
Long-term capital gains	—%	—%	3.55%
Qualified dividend income	—%	—%	0.89%
Dividends received deduction	—%	—%	—%
Interest-related dividends(1)	89.78%	90.71%	89.11%
Qualified short-term capital gains(1)	—%	—%	0.47%
Return of capital	10.54%	0.04%	0.29%
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Treasury Stock	Paid in Capital in	Accumulated Undistributed Net Investment Income	Accumulated Undistributed Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Par Amount	at Cost	Excess of Par
Balance at December 31, 2013	45,224,755	$452	$—	$633,383	$—	$5,056	$11,216	$650,107
Issuances of common stock	12,773,135	128	—	184,698	—	—	—	184,826
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	—	(250)	—	—	—	(250)
Deferred offering costs	—	—	—	(476)	—	—	—	(476)
Distributions declared	—	—	—	—	(71,365)	(6,247)	—	(77,612)
Net increase in net assets resulting from operations	—	—	—	—	80,066	8,925	(43,416)	45,575
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(226)	(6,171)	6,397	—	—
Balance at December 31, 2014	57,997,890	$580	$—	$817,129	$2,530	$14,131	$(32,200)	$802,170
Issuances of common stock	6,007,497	60	—	83,010	—	—	—	83,070
Deferred offering costs	—	—	—	(285)	—	—	—	(285)
Distributions declared	—	—	—	—	(81,002)	—	—	(81,002)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	82,495	(12,789)	(36,751)	32,955
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(141)	141	—	—	—
Balance at December 31, 2015	64,005,387	$640	$—	$899,713	$4,164	$1,342	$(68,951)	$836,908
Issuances of common stock	5,750,000	58	—	79,005	—	—	—	79,063
Repurchases of common stock	(248,499)	—	(2,948)	—	—	—	—	(2,948)
Reissuance of common stock	210,926	—	2,488	465	—	—	—	2,953
Deferred offering costs	—	—	—	(328)	—	—	—	(328)
Distributions declared	—	—	—	—	(88,764)	—	—	(88,764)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	88,108	(16,717)	40,287	111,678
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	23,007	(1,435)	(21,572)	—	—
Balance at December 31, 2016	69,717,814	$698	$(460)	$1,001,862	$2,073	$(36,947)	$(28,664)	$938,562

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Years Ended December 31,
	2016	2015	2014
Earnings per share—basic
Numerator for basic earnings per share:	$111,678	$32,955	$45,575
Denominator for basic weighted average share:	64,918,191	59,715,290	51,846,164
Basic earnings per share:	$1.72	$0.55	$0.88
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$111,678	$32,955	$45,575
Adjustment for interest on Convertible Notes and incentive fees, net	5,007	4,600	2,658
Numerator for diluted earnings per share:	$116,685	$37,555	$48,233
Denominator for basic weighted average share	64,918,191	59,715,290	51,846,164
Adjustment for dilutive effect of Convertible Notes	7,945,196	7,252,799	4,311,671
Denominator for diluted weighted average share	72,863,387	66,968,089	56,157,835
Diluted earnings per share	$1.60	$0.55	$0.86
_______________________________________________________________________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2015, there was anti-dilution. For the years ended December 31, 2016 and December 31, 2014, there was no anti-dilution.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

Note 13. Financial Highlights
The following information sets forth the financial highlights for the Company for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Per share data(1):
Net asset value at the beginning of the period	$13.08	$13.83	$14.38	$14.06	$13.60
Net investment income	1.36	1.38	1.10	—	—
Net realized and unrealized gains (losses)(2)	0.38	(0.77)	(0.80)	—	—
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(3)	—	—	0.44	1.45	1.33
Net realized and unrealized gains (losses)(2)(3)	—	—	0.19	0.35	0.84
Total net increase	1.74	0.61	0.93	1.80	2.17
Distributions declared to stockholders from net investment income	(1.36)	(1.36)	(1.36)	(1.45)	(1.28)
Distributions declared to stockholders from net realized gains	—	—	(0.12)	(0.03)	(0.43)
Net asset value at the end of the period	$13.46	$13.08	$13.83	$14.38	$14.06
Per share market value at the end of the period	$14.10	$13.02	$14.94	$15.04	$14.90
Total return based on market value(4)	19.68%	(4.00)%	9.66%	11.62%	24.84%
Total return based on net asset value(5)	13.98%	4.32%	6.56%	13.27%	16.61%
Shares outstanding at end of period	69,717,814	64,005,387	57,997,890	45,224,755	24,326,251
Average weighted shares outstanding for the period	64,918,191	59,715,290	51,846,164	35,092,722	14,860,838
Average net assets for the period	$863,193	$832,805	$749,732	$502,822	$196,312
Ratio to average net assets(6):
Net investment income	10.21%	9.91%	10.68%	10.10%	9.53%
Total expenses, before waivers/reimbursements	9.91%	9.28%	7.65%	8.53%	9.61%
Total expenses, net of waivers/reimbursements	9.27%	8.57%	7.41%	8.13%	8.55%
_______________________________________________________________________________

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).

(2)
Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012 were $0.02, $0.06, $0.05, $0.04 and $0.03, respectively.

(3)
For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

(4)
Total return is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the respective period ends. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company's dividend reinvestment plan.

(5)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(6)
Ratio to average net assets for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the year ended December 31, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company's net investment income and expenses. For the years ended December 31, 2013 and December 31, 2012, the Company is reflecting its proportionate share of the Predecessor Operating Company's net investment income and expenses.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

The following information sets forth the financial highlights for the Company for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 and NMF Holdings for the years ended December 31, 2013 and December 31, 2012.

	NMFC Years Ended December 31,			NMF Holdings Years Ended December 31,
	2016	2015	2014	2013	2012
Average debt outstanding—Holdings Credit Facility(1)	$341,055	$394,945	$243,693	$184,124	$133,600
Average debt outstanding—SLF Credit Facility(2)	—	—	208,377	214,317	181,395
Average debt outstanding—Convertible Notes(3)	125,227	115,000	115,000	—	—
Average debt outstanding—SBA-guaranteed debentures(4)	119,819	71,921	29,167	—	—
Average debt outstanding—Unsecured Notes(5)	65,500	—	—	—	—
Average debt outstanding—NMFC Credit Facility(6)	66,876	60,477	11,227	—	—
Asset coverage ratio(7)	259.34%	234.05%	226.70%	257.73%	235.31%
Portfolio turnover(8)	36.07%	33.93%	29.51%	40.52%	52.02%
_______________________________________________________________________________

(1)
For the year ended December 31, 2014, average debt outstanding represents the Company's average debt outstanding as well as the Company's proportionate share of the Predecessor Operating Company's average debt outstanding. The average debt outstanding for the year ended December 31, 2014 at the Holdings Credit Facility was $244.598.

(2)
For the year ended December 31, 2014, average debt outstanding represents the Company's average debt outstanding as well as the Company's proportionate share of the Predecessor Operating Company's average debt outstanding for the period January 1, 2014 to December 17, 2014 (date of SLF Credit Facility merger with and into the Holdings Credit Facility). The average debt outstanding for the period January 1, 2014 to December 17, 2014 at the SLF Credit Facility was $209.333.

(3)	For the year ended December 31, 2014, average debt outstanding represents the period from June 3, 2014 (issuance of the Convertible Notes) to December 31, 2014.

(4)	For the year ended December 31, 2014, average debt outstanding represents the period from November 17, 2014 (date of initial SBA-guaranteed debenture borrowing) to December 31, 2014.

(5)	For the year ended December 31, 2016, average debt outstanding represents the period from May 6, 2016 (issuance of the Unsecured Notes) to December 31, 2016.

(6)	For the year ended December 31, 2014, average debt outstanding represents the period from June 4, 2014 (commencement of the NMFC Credit Facility) to December 31, 2014.

(7)	On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

(8)	For the year ended December 31, 2014, portfolio turnover represents the investment activity of the Predecessor Operating Company and the Company.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2016
(in thousands, except share data)

Note 14. Selected Quarterly Financial Data (unaudited)
The below selected quarterly financial data is for the Company.
(in thousands except for per share data)

	Total Investment Income		Net Investment Income		Total Net Realized Gains (Losses) and Net Changes in Unrealized Appreciation (Depreciation) of Investments(1)		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2016	$43,784	$0.64	$22,980	$0.34	$10,875	$0.16	$33,855	$0.50
September 30, 2016	41,834	0.66	21,729	0.34	3,350	0.05	25,079	0.39
June 30, 2016	41,490	0.65	21,832	0.34	22,861	0.36	44,693	0.70
March 31, 2016	40,976	0.64	21,567	0.34	(13,516)	(0.21)	8,051	0.13

December 31, 2015	$41,967	$0.66	$22,521	$0.35	$(42,548)	$(0.66)	$(20,027)	$(0.31)
September 30, 2015	37,447	0.64	20,659	0.35	(10,855)	(0.18)	9,804	0.17
June 30, 2015	37,905	0.65	20,253	0.35	11	—	20,264	0.35
March 31, 2015	36,536	0.63	19,062	0.33	3,852	0.07	22,914	0.40

December 31, 2014	$36,748	$0.65	$25,919	$0.46	$(34,865)	$(0.62)	$(8,946)	$(0.16)
September 30, 2014	34,706	0.67	20,800	0.40	(13,389)	(0.26)	7,411	0.14
June 30, 2014	33,708	0.65	17,289	0.34	6,373	0.12	23,662	0.46
March 31, 2014	30,439	0.65	16,058	0.34	7,390	0.16	23,448	0.50
_______________________________________________________________________________
(1)     Includes securities purchased under collateralized agreements to resell, benefit (provision) for taxes and the accretive effect of common stock issuances per share, if applicable.
Note 15. Recent Accounting Standards Updates
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern Subtopic 205-40—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company adopted ASU 2014-15 and the adoption did not have an impact on the Company's consolidated financial statements and disclosures as of December 31, 2016.
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
December 31, 2016
(in thousands, except share data)

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
Note 16. Subsequent Events
On January 12, 2017, the SBA issued a "green light" letter inviting the Company to continue its application process to obtain a second license to form and operate a second SBIC subsidiary. If approved, the additional SBIC license would provide the Company with an incremental source of attractive long-term capital. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and the Company has received no assurance or indication from the SBA that it will receive an additional SBIC license, or of the timeframe in which it would receive an additional license, should one ultimately be granted.
On February 23, 2017, the Company's board of directors declared a first quarter 2017 distribution of $0.34 per share payable on March 31, 2017 to holders of record as of March 17, 2017.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.

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

To the Board of Directors and Stockholders of
New Mountain Finance Corporation

We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2017

Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.

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
New Mountain Finance Holdings, L.L.C. (Delaware)
NMF Ancora Holdings, Inc. (Delaware)
NMF QID NGL Holdings, Inc. (Delaware)
NMF YP Holdings, Inc. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
99.1	Supplemental Financial Information
_______________________________________________________________________________

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 23, 2014.

(10)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on January 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 5, 2015.

(12)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 30, 2015.

(13)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 29, 2016.

(14)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 4, 2016.

(15)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 3, 2016.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2017.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer), and Director	February 28, 2017
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer	February 28, 2017
Shiraz Y. Kajee

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 28, 2017
Steven B. Klinsky

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 28, 2017
Adam B. Weinstein

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 28, 2017
Alfred F. Hurley, Jr.

By:	/s/ DAVID MALPASS	Director	February 28, 2017
David Malpass

By:	/s/ DAVID OGENS	Director	February 28, 2017
David Ogens

By:	/s/ KURT J. WOLFGRUBER	Director	February 28, 2017
Kurt J. Wolfgruber