Form 10-Q
period 2017-03-31
New Mountain Finance Corp
filed 2017-05-08
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of May 8, 2017
Common stock, par value $0.01 per share	75,571,693

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,483,399 and $1,379,603, respectively)	$1,458,331	$1,346,556
Non-controlled/affiliated investments (cost of $164,065 and $54,996, respectively)	166,213	57,440
Controlled investments (cost of $149,587 and $140,579, respectively)	162,351	154,821
Total investments at fair value (cost of $1,797,051 and $1,575,178, respectively)	1,786,895	1,558,817
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	28,418	29,218
Cash and cash equivalents	37,663	45,928
Interest and dividend receivable	21,714	17,833
Receivable from unsettled securities sold	1,681	990
Receivable from affiliates	715	346
Other assets	3,853	2,886
Total assets	$1,880,939	$1,656,018
Liabilities
Borrowings
Holdings Credit Facility	$376,913	$333,513
Convertible Notes	155,496	155,523
NMFC Credit Facility	122,500	10,000
SBA-guaranteed debentures	121,745	121,745
Unsecured Notes	90,000	90,000
Deferred financing costs (net of accumulated amortization of $13,267 and $12,279, respectively)	(13,053)	(14,041)
Net borrowings	853,601	696,740
Payable for unsettled securities purchased	50,551	2,740
Management fee payable	12,110	5,852
Incentive fee payable	9,353	5,745
Interest payable	5,650	3,172
Payable to affiliates	412	136
Deferred tax liability	279	1,034
Other liabilities	2,241	2,037
Total liabilities	934,197	717,456
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 69,821,693 and 69,755,387 shares issued, respectively, and 69,821,693 and 69,717,814 shares outstanding, respectively	698	698
Paid in capital in excess of par	1,002,869	1,001,862
Treasury stock at cost, 0 and 37,573 shares held, respectively	—	(460)
Accumulated undistributed net investment income	1,800	2,073
Accumulated undistributed net realized losses on investments	(36,121)	(36,947)
Net unrealized (depreciation) appreciation (net of provision for taxes of $279 and $1,034, respectively)	(22,504)	(28,664)
Total net assets	$946,742	$938,562
Total liabilities and net assets	$1,880,939	$1,656,018
Number of shares outstanding	69,821,693	69,717,814
Net asset value per share	$13.56	$13.46

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Investment income
From non-controlled/non-affiliated investments:
Interest income	$32,876	$35,706
Dividend income	51	—
Other income	2,265	1,222
From non-controlled/affiliated investments:
Interest income	647	1,582
Dividend income	1,648	920
Other income	298	313
From controlled investments:
Interest income	475	502
Dividend income	5,034	719
Other income	13	12
Total investment income	43,307	40,976
Expenses
Incentive fee	5,408	5,385
Management fee	7,614	6,836
Interest and other financing expenses	8,376	6,602
Professional fees	850	877
Administrative expenses	708	839
Other general and administrative expenses	466	432
Total expenses	23,422	20,971
Less: management and incentive fees waived (See Note 5)	(3,156)	(1,319)
Less: expenses waived and reimbursed (See Note 5)	(470)	(284)
Net expenses	19,796	19,368
Net investment income before income taxes	23,511	21,608
Income tax expense	80	41
Net investment income	23,431	21,567
Net realized gains:
Non-controlled/non-affiliated investments	826	176
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	7,979	(14,414)
Non-controlled/affiliated investments	(296)	(1,151)
Controlled investments	(1,478)	1,179
Securities purchased under collateralized agreements to resell	(800)	(30)
Benefit for taxes	755	724
Net realized and unrealized gains (losses)	6,986	(13,516)
Net increase in net assets resulting from operations	$30,417	$8,051
Basic earnings per share	$0.44	$0.13
Weighted average shares of common stock outstanding - basic (See Note 11)	69,718,968	63,934,151
Diluted earnings per share	$0.40	$0.13
Weighted average shares of common stock outstanding - diluted (See Note 11)	79,543,095	71,211,282
Distributions declared and paid per share	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$23,431	$21,567
Net realized gains on investments	826	176
Net change in unrealized appreciation (depreciation) of investments	6,205	(14,386)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(800)	(30)
Benefit for taxes	755	724
Net increase in net assets resulting from operations	30,417	8,051
Capital transactions
Deferred offering costs	—	38
Distributions declared to stockholders from net investment income	(23,704)	(21,719)
Reinvestment of distributions	1,548	—
Repurchase of shares under repurchase program	—	(1,433)
Other	(81)	—
Total net decrease in net assets resulting from capital transactions	(22,237)	(23,114)
Net increase (decrease) in net assets	8,180	(15,063)
Net assets at the beginning of the period	938,562	836,908
Net assets at the end of the period	$946,742	$821,845

Capital share activity
Shares issued from the reinvestment of distributions	66,306	—
Shares reissued from repurchase program in connection with the reinvestment of distributions	37,573	—
Shares repurchased under repurchase program	—	(124,950)
Net increase (decrease) in shares outstanding	103,879	(124,950)

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$30,417	$8,051
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(826)	(176)
Net change in unrealized (appreciation) depreciation of investments	(6,205)	14,386
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	800	30
Amortization of purchase discount	(747)	(769)
Amortization of deferred financing costs	988	774
Amortization of premium on Convertible Notes	(27)	—
Non-cash investment income	(1,933)	(1,664)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(349,477)	(27,591)
Proceeds from sales and paydowns of investments	133,801	40,188
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	120	10
Cash paid on drawn revolvers	(3,970)	(3,806)
Cash repayments on drawn revolvers	1,159	1,443
Interest and dividend receivable	(3,881)	(2,202)
Receivable from unsettled securities sold	(691)	—
Receivable from affiliates	(369)	(347)
Other assets	(967)	(770)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	47,811	2,108
Management fee payable	6,258	5,517
Incentive fee payable	3,608	5,385
Interest payable	2,478	603
Payable to affiliates	276	395
Deferred tax liability	(755)	(724)
Other liabilities	298	283
Net cash flows (used in) provided by operating activities	(141,834)	41,124
Cash flows from financing activities
Distributions paid	(22,156)	(21,719)
Offering costs paid	(58)	(53)
Proceeds from Holdings Credit Facility	165,600	17,500
Repayment of Holdings Credit Facility	(122,200)	(39,300)
Proceeds from NMFC Credit Facility	122,500	10,500
Repayment of NMFC Credit Facility	(10,000)	(4,000)
Other	(81)	—
Deferred financing costs paid	(36)	(38)
Repurchase of shares under repurchase program	—	(1,433)
Net cash flows provided by (used in) financing activities	133,569	(38,543)
Net (decrease) increase in cash and cash equivalents	(8,265)	2,581
Cash and cash equivalents at the beginning of the period	45,928	30,102
Cash and cash equivalents at the end of the period	$37,663	$32,683
Supplemental disclosure of cash flow information
Cash interest paid	$4,570	$5,031
Income taxes paid	12	2
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$988	$—
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	560	—
Accrual for offering costs	540	817
Accrual for deferred financing costs	63	90

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (L + 7.00%/M)	9/23/2019	$4,618	$4,604	$4,647	0.49%
Total Funded Debt Investments - Australia				$4,618	$4,604	$4,647	0.49%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	First lien (2)	4.75% (L + 3.50%/Q)	7/30/2019	$2,992	$2,533	$2,470
	First lien (3)	4.75% (L + 3.50%/Q)	7/30/2019	1,724	1,467	1,422
	Second lien (2)	10.50% (L + 9.25%/Q)	7/30/2020	24,630	24,368	17,240
	Second lien (3)	10.50% (L + 9.25%/Q)	7/30/2020	8,204	8,334	5,743
				37,550	36,702	26,875	2.84%
Total Funded Debt Investments - Luxembourg				$37,550	$36,702	$26,875	2.84%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	First lien (2)	6.40% (L + 5.25%/Q)	2/18/2022	$16,352	$16,362	$16,392
	Second lien (3)	10.27% (L + 9.13%/Q)	2/17/2023	29,227	28,628	29,245
				45,579	44,990	45,637	4.82%
Total Funded Debt Investments - Netherlands				$45,579	$44,990	$45,637	4.82%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.56% (L + 9.50%/Q)	1/31/2023	$37,500	$36,483	$34,594	3.65%
Total Funded Debt Investments - United Kingdom				$37,500	$36,483	$34,594	3.65%
Funded Debt Investments - United States
AmWINS Group, Inc.
Business Services	Second lien (3)	7.75% (L + 6.75%/M)	1/25/2025	$57,000	$56,789	$57,748	6.10%
AssuredPartners, Inc.
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	10/20/2023	30,200	29,402	30,673
	Second lien (2)	10.00% (L + 9.00%/M)	10/20/2023	20,000	19,297	20,312
				50,200	48,699	50,985	5.39%
TIBCO Software Inc.
Software	First lien (2)	5.50% (L + 4.50%/M)	12/4/2020	29,400	28,430	29,745
	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,673	16,650
				44,400	43,103	46,395	4.90%
Salient CRGT Inc.
Federal Services	First lien (2)	6.75% (L + 5.75%/M)	2/28/2022	42,500	41,933	42,022	4.44%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Severin Acquisition, LLC
Software	Second lien (4)	9.90% (L + 8.75%/Q)	7/29/2022	$15,000	$14,878	$15,150
	Second lien (3)	9.90% (L + 8.75%/Q)	7/29/2022	14,518	14,341	14,663
	Second lien (4)	9.90% (L + 8.75%/Q)	7/29/2022	4,154	4,119	4,195
	Second lien (4)	10.40% (L + 9.25%/Q)	7/29/2022	3,273	3,244	3,305
	Second lien (3)	10.15% (L + 9.00%/Q)	7/29/2022	2,361	2,339	2,384
	Second lien (3)	10.40% (L + 9.25%/Q)	7/29/2022	1,825	1,808	1,843
	Second lien (4)	10.40% (L + 9.25%/Q)	7/29/2022	300	297	303
				41,431	41,026	41,843	4.42%
Hill International, Inc.
Business Services	First lien (2)	7.75% (L + 6.75%/M)	9/28/2020	41,438	41,068	41,438	4.38%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)	10.50% (Base + 8.00%/Q)	5/12/2019	40,000	39,913	39,826	4.21%
Kronos Incorporated
Software	Second lien (2)	9.28% (L + 8.25%/Q)	11/1/2024	36,000	35,470	37,220	3.93%
Ascend Learning, LLC
Education	Second lien (3)	9.52% (L + 8.50%/Q)	11/30/2020	36,727	36,427	37,049	3.91%
PetVet Care Centers LLC
Consumer Services	Second lien (3)	10.40% (L + 9.25%/Q)	6/17/2021	24,000	23,828	24,240
	Second lien (3)	10.54% (L + 9.50%/Q)	6/17/2021	6,500	6,446	6,565
	Second lien (3)	9.65% (L + 8.50%/Q)	6/17/2021	6,000	5,915	5,910
				36,500	36,189	36,715	3.88%
Redbox Automated Retail, LLC
Consumer Services	First lien (2)	8.50% (L + 7.50%/M)	9/27/2021	36,573	36,164	36,619	3.87%
DigiCert Holdings, Inc.
Software	First lien (2)	6.00% (L + 5.00%/M)	10/21/2021	34,662	34,102	34,748	3.67%
Weston Solutions, Inc.
Business Services	First lien (2)	10.50% (L + 9.50%/M)	12/31/2020	34,286	34,286	34,286	3.62%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.15% (L + 6.00%/Q)	4/20/2021	19,257	19,118	19,257
	First lien (2)	7.15% (L + 6.00%/Q)	4/20/2021	7,773	7,639	7,773
	First lien (4)	7.15% (L + 6.00%/Q)	4/20/2021	2,671	2,649	2,671
	First lien (2)	7.15% (L + 6.00%/Q)	4/20/2021	1,644	1,613	1,644
	First lien (3)(11) - Drawn	7.15% (L + 6.00%/Q)	4/20/2021	608	596	608
	First lien (4)	7.15% (L + 6.00%/Q)	4/20/2021	499	490	499
				32,452	32,105	32,452	3.43%
Valet Waste Holdings, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/M)	9/24/2021	29,550	29,259	29,550
	First lien (3)(11) - Drawn	8.00% (L + 7.00%/M)	9/24/2021	2,250	2,222	2,250
				31,800	31,481	31,800	3.36%
Evo Payments International, LLC
Business Services	Second lien (2)	10.00% (L + 9.00%/M)	12/23/2024	25,000	24,817	25,250
	Second lien (3)	10.00% (L + 9.00%/M)	12/23/2024	5,000	5,050	5,050
				30,000	29,867	30,300	3.20%
Integro Parent Inc.
Business Services	First lien (2)	6.80% (L + 5.75%/Q)	10/31/2022	19,756	19,426	19,854
	Second lien (3)	10.29% (L + 9.25%/Q)	10/30/2023	10,000	9,913	9,849
				29,756	29,339	29,703	3.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (4)	10.40% (L + 9.25%/Q)	7/14/2022	$21,500	$21,275	$21,500
	Second lien (3)	10.40% (L + 9.25%/Q)	7/14/2022	5,800	5,729	5,800
				27,300	27,004	27,300	2.88%
ProQuest LLC
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	12/15/2022	27,020	26,553	27,020	2.85%
Marketo, Inc.
Software	First lien (3)	10.65% (L + 9.50%/Q)	8/16/2021	26,820	26,457	26,595	2.81%
Ansira Holdings, Inc.
Business Services	First lien (2)	7.66% (Base + 6.50%/Q)	12/20/2022	26,182	26,055	25,985	2.74%
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)	10.75% (L + 9.75%/M)	4/20/2023	25,000	24,604	25,000	2.64%
AAC Holding Corp.
Education	First lien (2)	9.25% (L + 8.25%/M)	9/30/2020	23,729	23,465	23,965	2.53%
Navex Global, Inc.
Software	Second lien (3)	10.31% (L + 8.75%/Q)	11/18/2022	12,536	12,211	12,473
	Second lien (4)	10.31% (L + 8.75%/Q)	11/18/2022	11,508	11,383	11,450
				24,044	23,594	23,923	2.53%
EN Engineering, LLC
Business Services	First lien (2)	7.15% (L + 6.00%/Q)	6/30/2021	21,054	20,895	21,054
	First lien (2)	7.97% (Base + 5.56%/Q)	6/30/2021	2,183	2,165	2,183
				23,237	23,060	23,237	2.45%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	9.90% (L + 8.75%/Q)	11/19/2019	19,895	19,895	19,895
	First lien (3)	9.90% (L + 8.75%/Q)	11/19/2019	2,158	2,158	2,158
	First lien (4)	9.90% (L + 8.75%/Q)	11/19/2019	605	605	605
				22,658	22,658	22,658	2.39%
Ryan, LLC
Business Services	First lien (2)	6.75% (L + 5.75%/M)	8/7/2020	21,930	21,698	21,752	2.30%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (L + 6.50%/M)	11/13/2017	21,544	21,476	21,544	2.28%
IT'SUGAR LLC
Retail	First lien (4)	11.35% (L + 10.00%/Q)	10/23/2019	20,844	20,289	20,844	2.20%
Vision Solutions, Inc.
Software	First lien (2)	7.64% (L + 6.50%/Q)	6/16/2022	19,632	19,457	19,718	2.08%
Pelican Products, Inc.
Business Products	Second lien (2)	9.40% (L + 8.25%/Q)	4/9/2021	10,000	10,079	9,962
	Second lien (3)	9.40% (L + 8.25%/Q)	4/9/2021	9,500	9,503	9,465
				19,500	19,582	19,427	2.05%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%/S (10)	12/15/2018	25,000	25,000	14,882
	First lien (3)	12.25%/S (10)	12/15/2018	2,660	2,231	1,583
	First lien (3)	9.00% (L + 8.00%/M)	6/13/2017	2,239	2,212	2,205
				29,899	29,443	18,670	1.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.25% (L + 8.25%/M)	7/23/2020	$18,500	$18,386	$18,324	1.94%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	6.25% (L + 5.25%/M)	7/2/2021	17,587	17,456	17,587
	First lien (3)(11) - Drawn	8.25% (P + 4.25%/Q)	7/2/2021	513	507	513
				18,100	17,963	18,100	1.91%
Project Alpha Intermediate Holding, Inc.
Software	First lien (2)	9.25% (L + 8.25%/M)	8/22/2022	17,910	17,745	17,988	1.90%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)	8.25% (L + 7.25%/M)	8/4/2022	17,730	17,587	17,730	1.87%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	15,520	15,233	15,868	1.68%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.55% (L + 9.50%/Q)	10/19/2023	15,000	14,657	14,963	1.58%
Cvent, Inc.
Software	First lien (2)	6.00% (L + 5.00%/M)	11/29/2023	5,000	4,964	5,075
	Second lien (3)	11.00% (L + 10.00%/M)	5/29/2024	10,000	9,854	9,850
				15,000	14,818	14,925	1.58%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)	9.00% (L + 8.00%/M)	7/15/2021	12,375	12,293	12,358
	First lien (4)	9.00% (L + 8.00%/M)	7/15/2021	2,063	2,049	2,060
				14,438	14,342	14,418	1.52%
SW Holdings, LLC
Business Services	Second lien (4)	9.75% (L + 8.75%/M)	12/30/2021	14,265	14,152	14,265	1.51%
YP Holdings LLC / Print Media Holdings LLC (12)
YP LLC / Print Media LLC
Media	First lien (2)	12.25% (L + 11.00%/M)	6/4/2018	13,740	13,687	13,757	1.45%
Ministry Brands, LLC
Software	First lien (3)	6.00% (L + 5.00%/M)	12/2/2022	3,015	3,001	3,007
	First lien (3)(11) - Drawn	6.00% (L + 5.00%/M)	12/2/2022	350	348	349
	Second lien (3)	10.25% (L + 9.25%/M)	6/2/2023	7,840	7,783	7,782
	Second lien (3)	10.25% (L + 9.25%/M)	6/2/2023	2,160	2,144	2,144
				13,365	13,276	13,282	1.40%
Poseidon Intermediate, LLC
Software	Second lien (2)	9.56% (L + 8.50%/Q)	8/15/2023	13,000	12,834	13,000	1.37%
Zywave, Inc.
Software	Second lien (4)	10.04% (L + 9.00%/Q)	11/17/2023	11,000	10,920	10,918	1.15%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)	7.65% (L + 6.50%/Q)	8/5/2019	6,447	6,409	6,447
	First lien (2)	7.65% (L + 6.50%/Q)	8/5/2019	3,074	3,058	3,074
	First lien (2)	7.65% (L + 6.50%/Q)	8/5/2019	992	986	992
				10,513	10,453	10,513	1.11%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.50% (L + 8.50%/Q)	12/16/2024	10,000	9,939	10,150	1.07%
Quest Software US Holdings Inc.
Software	First lien (2)	7.00% (L + 6.00%/Q)	10/31/2022	9,975	9,834	10,128	1.07%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
PowerPlan Holdings, Inc.
Software	Second lien (2)	10.00% (L + 9.00%/M)	2/23/2023	$10,000	$9,919	$10,000	1.06%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)	8.38% (L + 7.25%/Q)	9/8/2022	9,950	9,857	9,851	1.04%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	6.65% (L + 5.50%/Q)	8/16/2022	10,000	9,679	9,650	1.02%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/Q)	12/20/2019	9,000	8,905	8,640	0.91%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated (3)	10.00% (L + 9.00%/M)	8/31/2021	7,000	6,936	7,274	0.77%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.75% (L + 5.75%/M)	1/5/2024	7,188	7,118	7,202	0.76%
J.D. Power and Associates
Business Services	Second lien (3)	9.50% (L + 8.50%/M)	9/7/2024	7,000	6,900	7,105	0.75%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (L + 7.50%/Q)	4/21/2017	6,396	6,394	6,396	0.68%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	3/1/2024	5,000	4,773	5,738	0.61%
VF Holding Corp.
Software	Second lien (3)	10.00% (L + 9.00%/M)	6/28/2024	5,000	4,953	5,107	0.54%
ADG, LLC
Healthcare Services	Second lien (3)	10.00% (L + 9.00%/M)	3/28/2024	5,000	4,928	4,960	0.52%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	9.90% (L + 8.75%/Q)	5/23/2020	4,000	3,932	4,037	0.43%
Transtar Holding Company
Distribution & Logistics	Second lien (3)	13.75% (P + 9.75%/Q) (10)	10/9/2019	36,112	3,155	2,030
	Second lien (2)	13.75% (P + 9.75%/Q) (10)	10/9/2019	28,300	28,011	1,591
				64,412	31,166	3,621	0.38%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	2,820	0.30%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,941	2,110	0.22%
Education Management Corporation (19)
Education Management II LLC
Education	First lien (2)	5.51% (L + 4.50%/Q)	7/2/2020	250	241	130
	First lien (3)	5.51% (L + 4.50%/Q)	7/2/2020	141	136	73
	First lien (2)	8.51% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	475	427	25
	First lien (3)	8.51% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	268	241	14
				1,134	1,045	242	0.03%
Total Funded Debt Investments - United States				$1,399,200	$1,350,628	$1,331,869	140.68%
Total Funded Debt Investments				$1,524,447	$1,473,407	$1,443,622	152.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)	—	—	5,290,997	$5,291	$4,922	0.52%
TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)	—	—	200	2,000	2,664	0.28%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (4)	—	—	100	1,000	1,888
	Preferred shares (4)	—	—	16	158	298
	Preferred shares (4)	—	—	6	68	115
					1,226	2,301	0.24%
Ancora Acquisition LLC
Education	Preferred shares (6)	—	—	372	83	393	0.04%
YP Holdings LLC / Print Media Holdings LLC (12)
Media	Preferred shares (5)	—	—	312,730	313	313
	Membership Interest (5)	—	—	53,843	—	—
	Membership Interest (5)	—	—	53,843	—	—
					313	313	0.03%
Education Management Corporation (19)
Education	Preferred shares (2)	—	—	3,331	200	1
	Preferred shares (3)	—	—	1,879	113	1
	Ordinary shares (2)	—	—	2,994,065	100	24
	Ordinary shares (3)	—	—	1,688,976	56	14
					469	40	0.01%
Total Shares - United States					$9,382	$10,633	1.12%
Total Shares					$9,382	$10,633	1.12%
Warrants - United States
YP Holdings LLC / Print Media Holdings LLC (12)
YP Equity Investors, LLC
Media	Warrants (5)	—	5/8/2022	5	$—	$2,653	0.28%
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	5/5/2026	622	37	1,132	0.12%
IT'SUGAR LLC
Retail	Warrants (3)	—	10/23/2025	94,672	817	352	0.04%
Ancora Acquisition LLC
Education	Warrants (6)	—	8/12/2020	20	—	—	—%
Total Warrants - United States					$854	$4,137	0.44%
Total Funded Investments					$1,483,643	$1,458,392	154.04%
Unfunded Debt Investments - United States
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	7/2/2021	$1,587	$(16)	$—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(11) - Undrawn	—	8/4/2021	1,000	(10)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Valet Waste Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	9/24/2021	$1,500	$(19)	$—	—%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	2,700	(27)	—
	First lien (3)(11) - Undrawn	—	2/24/2019	5,409	(108)	—
				8,109	(135)	—	—%
Weston Solutions, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/31/2020	10,000	—	—	—%
Ministry Brands, LLC
Software	First lien (3)(11) - Undrawn	—	12/2/2022	650	(3)	(2)	(0.00)%
Zywave, Inc.
Software	First lien (3)(11) - Undrawn	—	11/17/2022	2,000	(15)	(15)	(0.00)%
Marketo, Inc.
Software	First lien (3)(11) - Undrawn	—	8/16/2021	1,788	(27)	(15)	(0.00)%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/20/2018	3,818	(19)	(29)	(0.01)%
Total Unfunded Debt Investments - United States				$30,452	$(244)	$(61)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments					$1,483,399	$1,458,331	154.03%
Non-Controlled/Affiliated Investments (22)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Drawn	5.00%/M	6/9/2020	$3,050	$3,050	$3,050
	Subordinated (3)	8.50% PIK/Q*	6/9/2020	4,213	4,208	4,213
	Subordinated (2)	10.00% PIK/Q*	6/9/2020	15,551	15,551	13,416
	Subordinated (3)	10.00% PIK/Q*	6/9/2020	3,825	3,825	3,300
				26,639	26,634	23,979	2.53%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)	14.00% PIK/Q*	10/15/2021	1,810	1,810	1,810	0.19%
Total Funded Debt Investments - United States				$28,449	$28,444	$25,789	2.72%
Equity - United States
HI Technology Corp.
Business Services	Preferred shares (3)(21)	—	—	2,768,000	$105,155	$105,155	11.11%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)	—	—	—	23,000	23,000	2.43%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(17)	—	—	1,436,064	6,096	7,898
	Ordinary shares (3)	—	—	1,366,452	1,350	1,638
					7,446	9,536	1.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)	—	—	123,968	$11	$1,466
	Ordinary shares (2)	—	—	107,143	9	1,267
					20	2,733	0.29%
Total Shares - United States					$135,621	$140,424	14.84%
Warrants - United States
HI Technology Corp.
Business Services	Warrants (3)	—	5/1/2017	1,384,000	$—	$—	—%
Total Warrants - United States					$—	$—	—%
Total Funded Investments					$164,065	$166,213	17.56%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Undrawn	—	6/9/2020	$1,830	$—	$—	—%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(11) - Undrawn	—	10/15/2021	1,025	—	—	—%
Total Unfunded Debt Investments - United States				$2,855	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$164,065	$166,213	17.56%
Controlled Investments (23)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)	9.65% (L + 8.50%/Q)	1/13/2019	$10,846	$10,846	$10,878
	First lien (2)	11.23% (Base + 6.65% + 1.00% PIK/Q)*	1/13/2019	4,796	4,796	4,814
	Subordinated (2)	15.00% PIK/Q*	7/13/2019	1,792	1,792	1,792
	Subordinated (3)	15.00% PIK/Q*	7/13/2019	1,072	1,072	1,072
				18,506	18,506	18,556	1.96%
Total Funded Debt Investments - United States				$18,506	$18,506	$18,556	1.96%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (8)	—	—	—	$7,345	$7,345	0.78%
Total Shares - Canada					$7,345	$7,345	0.78%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)	—	—	—	$79,400	$79,400	8.39%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(18)	—	—	19,691,311	17,310	18,841
	Preferred shares (3)(18)	—	—	5,441,741	4,784	5,207
	Ordinary shares (2)	—	—	2,096,477	1,925	10,355
	Ordinary shares (3)	—	—	579,366	532	2,862
					24,551	37,265	3.94%
NM KRLN LLC
Net Lease	Membership interest (8)	—	—	—	7,510	7,510	0.79%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NM DRVT LLC
Net Lease	Membership interest (8)	—	—	—	$5,152	$5,152	0.54%
NM APP US LLC
Net Lease	Membership interest (8)	—	—	—	5,080	5,080	0.54%
NM JRA LLC
Net Lease	Membership interest (8)	—	—	—	2,043	2,043	0.21%
Total Shares - United States					$123,736	$136,450	14.41%
Total Shares					$131,081	$143,795	15.19%
Total Funded Investments					$149,587	$162,351	17.15%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien (3)(11) - Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments - United States				$2,806	$—	$—	—%
Total Controlled Investments					$149,587	$162,351	17.15%
Total Investments					$1,797,051	$1,786,895	188.74%

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

(4)	Investment is held in New Mountain Finance SBIC, L.P.

(5)	Investment is held in NMF YP Holdings, Inc.

(6)	Investment is held in NMF Ancora Holdings, Inc.

(7)	Investment is held in NMF QID NGL Holdings, Inc.

(8)	Investment is held in New Mountain Net Lease Corporation.

(9)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2017.

(10)	Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.

(11)
Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.

(12)
The Company holds investments in three related entities of YP Holdings LLC/Print Media Holdings LLC. The Company holds preferred equity and membership interests in YP Holdings LLC and membership interests in Print Media Holdings LLC. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 18.0% per annum payable in additional shares. In addition, the Company directly holds warrants to purchase a 4.96% membership interest of YP Equity Investors, LLC (which at closing represented an indirect 1.0% equity interest in YP Holdings LLC) and holds an investment in the Term Loan B loans issued by YP LLC and Print Media LLC, wholly-owned subsidiaries of YP Holdings LLC and Print Media Holdings LLC, respectively.

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
March 31, 2017
(in thousands, except shares)
(unaudited)

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

(20)	The Company holds equity investments in TW-NHME Holdings Corp., and holds a second lien term loan investment in National HME, Inc., a wholly-owned subsidiary of TW-NHME Holdings Corp.

(21)	The Company holds convertible preferred equity in HI Technology Corp that is accruing dividends at a rate of 15.0% per annum.

(22)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2017 and December 31, 2016, along with transactions during the three months ended March 31, 2017 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2016	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2017	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$23,247	$3,623	$—	$—	$(158)	$26,712	$586	$—	$—
HI Technology Corp.	—	105,155	—	—	—	105,155	—	417	—
NMFC Senior Loan Program I LLC	23,000	—	—	—	—	23,000	—	1,004	290
Permian Holdco 1, Inc. / Permian Holdco 2, Inc.	11,193	291	—	—	(138)	11,346	61	227	8
Total Non-Controlled/Affiliated Investments	$57,440	$109,069	$—	$—	$(296)	$166,213	$647	$1,648	$298

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(in thousands, except shares)
(unaudited)

(23)
Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of March 31, 2017 and December 31, 2016, along with transactions during the three months ended March 31, 2017 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2016	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2017	Interest Income	Dividend Income	Other Income
New Mountain Net Lease Corporation	$27,000	$—	$(27,000)	$—	$—	$—	$—	$—	$—
NM APP Canada Corp.	—	7,345	—	—	—	7,345	—	274	—
NM APP US LLC	—	5,080	—	—	—	5,080	—	142	—
NM DRVT LLC	—	5,152	—	—	—	5,152	—	125	—
NM JRA LLC	—	2,043	—	—	—	2,043	—	55	—
NM KRLN LLC	—	7,510	—	—	—	7,510	—	183	—
NMFC Senior Loan Program II LLC	71,460	7,940	—	—	—	79,400	—	3,434	—
UniTek Global Services, Inc.	56,361	938	—	—	(1,478)	55,821	475	821	13
Total Controlled Investments	$154,821	$36,008	$(27,000)	$—	$(1,478)	$162,351	$475	$5,034	$13

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2017, 11.8% of the Company’s total assets were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2017
(unaudited)

March 31, 2017
Investment Type	Percent of Total Investments at Fair Value
First lien	42.12%
Second lien	36.89%
Subordinated	4.26%
Equity and other	16.73%
Total investments	100.00%

March 31, 2017
Industry Type	Percent of Total Investments at Fair Value
Business Services	34.26%
Software	25.66%
Consumer Services	5.91%
Investment Fund	5.73%
Education	5.60%
Healthcare Services	4.89%
Energy	4.18%
Federal Services	4.14%
Distribution & Logistics	3.80%
Net Lease	1.52%
Media	1.19%
Retail	1.19%
Business Products	1.09%
Healthcare Information Technology	0.84%
Total investments	100.00%

March 31, 2017
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.37%
Fixed rates	12.63%
Total investments	100.00%

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

(20)	The Company holds an equity investment in TW-NHME Holdings Corp., and holds a second lien term loan investment in National HME, Inc., a wholly-owned subsidiary of TW-NHME Holdings Corp.

(21)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2015 and December 31, 2016, along with transactions during the year ended December 31, 2016 in which the issuer was a non-controlled/affiliated investment, is as follows:

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2016
(in thousands, except shares)

(22)
Denotes investments in which the Company is in “Control”, as defined in the Investment Company Act of 1940, as amended, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2015 and December 31, 2016, along with transactions during the year ended December 31, 2016 in which the issuer was a controlled investment, is as follows:

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2017
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through March 31, 2017, NMFC raised approximately $533,103 in net proceeds from additional offerings of its common stock.
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
The Company’s wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), the Company's wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”), that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”). New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company, however, SBIC LP’s investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2017, the Company’s top five industry concentrations were business services, software, consumer services, investment fund and education.

Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMNLC, SBIC LP, SBIC GP, NMF Ancora, NMF QID and NMF YP.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.
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
See Note 3. Investments, for further discussion relating to investments.
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2017.
Below is certain summarized property information for NMNLC as of March 31, 2017:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2017
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,345
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,080
			Cleveland, OH
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,152
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,043
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	7,510
					$27,130
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2017 and December 31, 2016, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $28,418 and $29,218, respectively, and collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $28,418 and $29,218, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690,000. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from the Company at the par value of the collateralized agreement once called upon by the Company or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by the Company but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of March 31, 2017, litigation is on-

going in the state of New York and the Cayman Islands to resolve this matter. The collateralized agreement earned interest at a contractual weighted average rate of 16.0% and 16.0% per annum as of March 31, 2017 and December 31, 2016, respectively.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2017 and December 31, 2016.
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
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company’s borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 7. Borrowings, for details.
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
For the three months ended March 31, 2017, the Company recognized a total income tax benefit of approximately $675 for the Company’s consolidated subsidiaries. For the three months ended March 31, 2017, the Company recorded current income tax expense of approximately $80 and deferred income tax benefit of approximately $755. For the three months ended March 31, 2016, the Company recognized a total benefit for income taxes of approximately $683 for the Company’s consolidated subsidiaries.  For the three months ended March 31, 2016, the Company recorded current income tax expense of approximately $41 and deferred income tax benefit of approximately $724.
As of March 31, 2017 and December 31, 2016, the Company had $279 and $1,034, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
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

Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 23, 2016, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2017 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three months ended March 31, 2017, the Company did not repurchase any shares of the Company's common stock. During the three months ended March 31, 2016, the Company repurchased a total of 124,950 shares of the Company's common stock in the open market for $1,433, including commissions paid.
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
Note 3. Investments
At March 31, 2017, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$757,347	$752,726
Second lien	687,952	659,117
Subordinated	74,814	76,063
Equity and other	276,938	298,989
Total investments	$1,797,051	$1,786,895

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$593,357	$612,192
Software	459,929	458,442
Consumer Services	104,323	105,786
Investment Fund	102,400	102,400
Education	98,633	100,046
Healthcare Services	85,388	87,311
Energy	83,903	74,764
Federal Services	73,735	73,999
Distribution & Logistics	94,304	67,869
Net Lease	27,130	27,130
Media	18,604	21,370
Retail	21,106	21,196
Business Products	19,582	19,427
Healthcare Information Technology	14,657	14,963
Total investments	$1,797,051	$1,786,895
At December 31, 2016, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$706,140	$700,580
Second lien	638,347	604,203
Subordinated	68,341	66,559
Equity and other	162,350	187,475
Total investments	$1,575,178	$1,558,817
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$446,008	$461,997
Software	424,965	420,896
Consumer Services	105,868	106,392
Investment Fund	94,460	94,460
Education	93,651	94,168
Energy	81,390	75,168
Healthcare Services	70,731	71,844
Distribution & Logistics	88,768	61,696
Federal Services	59,881	60,116
Net Lease	27,000	27,000
Business Products	25,613	24,958
Media	21,189	24,162
Retail	21,006	21,016
Healthcare Information Technology	14,648	14,944
Total investments	$1,575,178	$1,558,817

During the first quarter of 2017, the Company placed its entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of March 31, 2017, the Company's investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27,231, an aggregate fair value of $16,465 and total unearned interest income of $491 for the three months then ended.
During the third quarter of 2016, the Company placed its entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of March 31, 2017, the Company's investment in Transtar had an aggregate cost basis of $31,166, an aggregate fair value of $3,621 and total unearned interest income of $1,809 for the three months then ended.
During the second quarter of 2016, the Company placed a portion of its first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, the Company’s investment in Permian had an aggregate cost basis of $24,444, an aggregate fair value of $7,064 and total unearned interest income of $1,273 for the nine months then ended. In October 2016, Permian completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Permian. Prior to the extinguishment in October 2016, the Company’s original investment in Permian had an aggregate cost of $25,047, an aggregate fair value of $7,064 and total unearned interest income of $1,422 for the year ended December 31, 2016. The extinguishment resulted in a realized loss of $17,983.  Post restructuring, the Company’s investments in Permian have been restored to full accrual status. As of March 31, 2017, the Company’s investments in Permian have an aggregate cost basis of$9,256 and an aggregate fair value of $11,346.
During the third quarter of 2016, the Company received notice that there would be no recovery of the outstanding principal and interest owed on its two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, the Company’s first lien positions in ATI had an aggregate cost of $1,528 and an aggregate fair value of $0 and no unearned interest income for the period then ended. The Company wrote off its first lien positions in ATI and recognized an aggregate realized loss of $1,528 during the three months ended September 30, 2016. As of March 31, 2017, the Company's preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of the Company's first lien positions in ATI, had an aggregate cost basis of $83 and an aggregate fair value of $393.
As of March 31, 2017, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $25,103 and $0, respectively. As of March 31, 2017, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $11,010. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2017.
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
SLP I is capitalized with $93,000 of capital commitments and $275,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of March 31, 2017, SLP I had total investments with an aggregate fair value of approximately $351,337, debt outstanding of $249,117 and capital that had been called and funded of $93,000. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348,672, debt outstanding of $256,517 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2017 and December 31, 2016.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2017 and March 31, 2016, the Company earned approximately $290 and $300, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2017 and December 31, 2016, approximately $576 and $286, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2017 and March 31, 2016, the Company earned approximately $1,004 and $920, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2017 and December 31, 2016, approximately $1,098 and $861, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. The Company and SkyKnight have committed to provide $79,400 and $20,600 of equity to SLP II, respectively. As of March 31, 2017, the Company and SkyKnight have contributed $79,400 and $20,600, respectively. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2017 and December 31, 2016.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. As of March 31, 2017 and December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $363,710 and $361,719, respectively, and debt outstanding under its credit facility of $250,960 and $249,960, respectively.

The following table is a listing of the individual loans in SLP II's portfolio as of March 31, 2017:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
First lien:
ADG, LLC	Healthcare Services	5.75% (L + 4.75%)	9/28/2023	$17,164	$17,002	$17,078
ADMI Corp.	Healthcare Services	4.80% (L + 3.75%)	4/29/2022	4,426	4,426	4,482
AssuredPartners, Inc.	Business Services	5.25% (L + 4.25%)	10/21/2022	14,970	14,956	15,108
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.15% (L + 5.00%)	8/21/2023	14,925	14,786	14,925
Coinstar, LLC	Consumer Services	5.25% (L + 4.25%)	9/27/2023	4,975	4,952	5,029
Cvent, Inc.	Software	6.00% (L + 5.00%)	11/29/2023	10,000	9,904	10,150
DigiCert Holdings, Inc.	Software	6.00% (L + 5.00%)	10/21/2021	14,862	14,780	14,899
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.40% (L + 5.25%)	2/18/2022	14,962	14,814	14,999
Emerald 2 Limited	Business Services	5.15% (L + 4.00%)	5/14/2021	1,277	1,210	1,226
Engility Corporation (fka TASC, Inc.)	Federal Services	4.75% (L + 3.75%)	8/14/2023	3,373	3,357	3,396
Evo Payments International, LLC	Business Services	6.00% (L + 5.00%)	12/22/2023	17,500	17,415	17,705
Explorer Holdings, Inc.	Healthcare Services	6.03% (L + 5.00%)	5/2/2023	4,963	4,918	5,018
Globallogic Holdings Inc.	Business Services	5.65% (L + 4.50%)	6/20/2022	9,750	9,674	9,890
Greenway Health, LLC	Software	5.75% (L + 4.75%)	2/16/2024	15,000	14,926	15,122
Hyperion Insurance Group Limited	Business Services	5.50% (L + 4.50%)	4/29/2022	14,364	14,152	14,488
J.D. Power and Associates	Business Services	5.25% (L + 4.25%)	9/7/2023	9,950	9,903	10,025
Kronos Incorporated	Software	5.03% (L + 4.00%)	11/1/2023	9,975	9,928	10,044
Masergy Holdings, Inc.	Business Services	5.50% (L + 4.50%)	12/15/2023	7,481	7,445	7,556
McGraw-Hill Global Education Holdings, LLC	Education	5.00% (L + 4.00%)	5/4/2022	9,925	9,882	9,836
Ministry Brands, LLC	Software	6.00% (L + 5.00%)	12/2/2022	7,827	7,789	7,804
Ministry Brands, LLC	Software	6.00% (L + 5.00%)	12/2/2022	2,154	2,143	2,148
Mister Car Wash Holdings, Inc.	Consumer Services	5.25% (L + 4.25%)	8/20/2021	8,291	8,232	8,358
Mister Car Wash Holdings, Inc.	Consumer Services	5.25% (L + 4.25%)	8/20/2021	1,662	1,681	1,676
Navex Global, Inc.	Software	5.25% (L + 4.25%)	11/19/2021	14,894	14,690	14,950
nThrive, Inc. (fka Precyse Acquisition Corp.)	Healthcare Services	6.50% (L + 5.50%)	10/20/2022	9,925	9,794	10,012
Poseidon Intermediate, LLC	Software	5.25% (L + 4.25%)	8/15/2022	13,478	13,478	13,641
Quest Software US Holdings Inc.	Software	7.00% (L + 6.00%)	10/31/2022	9,975	9,834	10,128
Salient CRGT Inc.	Federal Services	6.75% (L + 5.75%)	2/28/2022	15,000	14,852	14,831
Severin Acquisition, LLC	Software	5.90% (L + 4.75%)	7/30/2021	15,000	14,927	14,925
SolarWinds Holdings, Inc.	Software	4.50% (L + 3.50%)	2/3/2023	14,963	14,971	14,997
TTM Technologies, Inc.	Business Products	5.25% (L + 4.25%)	5/31/2021	6,048	6,037	6,154
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	6.40% (L + 5.25%)	7/6/2022	1,979	1,979	2,009
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	5.90% (L + 4.75%)	11/23/2019	10,772	10,753	10,944
Vision Solutions, Inc.	Software	7.64% (L + 6.50%)	6/16/2022	8,725	8,647	8,763
Vivid Seats LLC	Business Services	6.75% (L + 5.75%)	10/12/2022	4,000	3,925	4,025
Zywave, Inc.	Software	6.15% (L + 5.00%)	11/17/2022	17,456	17,373	17,369
				$361,991	$359,535	$363,710

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2017.

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

Below is certain summarized financial information for SLP II as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and March 31, 2016:

Selected Balance Sheet Information:	March 31, 2017	December 31, 2016
Investments at fair value (cost of $359,535 and $357,438, respectively)	$363,710	$361,719
Receivable from unsettled securities sold	1,876	1,007
Cash and other assets	6,440	10,138
Total assets	$372,026	$372,864

Credit facility	$250,960	$249,960
Deferred financing costs	(2,418)	(2,565)
Payable for unsettled securities purchased	11,165	24,862
Distribution payable	4,325	3,000
Other liabilities	3,684	3,350
Total liabilities	267,716	278,607

Members' capital	$104,310	$94,257
Total liabilities and members' capital	$372,026	$372,864

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2017	March 31, 2016(1)
Interest income	$5,173	$—
Other income	214	—
Total investment income	5,387	—

Interest and other financing expenses	1,849	—
Other expenses	162	—
Total expenses	2,011	—
Net investment income	3,376	—

Net realized gains on investments	1,108	—
Net change in unrealized (depreciation) appreciation of investments	(106)	—
Net increase in members' capital	$4,378	$—

(1)	SLP II commenced operations on April 12, 2016.
For the three months ended March 31, 2017, the Company earned approximately $3,434 of dividend income related to SLP II, which is included in dividend income. As of March 31, 2017 and December 31, 2016, approximately $3,434 and $2,382, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
The Company has determined that SLP II is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP II.
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of March 31, 2017, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).

Investment risk factors
First and second lien debt that the Company invests in is entirely, or almost entirely, rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as “leveraged loans”, “high yield” or “junk” debt investments, and may be considered “high risk” compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company’s debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.
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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2017:

	Total	Level I	Level II	Level III
First lien	$752,726	$—	$225,758	$526,968
Second lien	659,117	—	311,598	347,519
Subordinated	76,063	—	50,460	25,603
Equity and other	298,989	38	2	298,949
Total investments	$1,786,895	$38	$587,818	$1,199,039
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2016:

	Total	Level I	Level II	Level III
First lien	$700,580	$—	$169,979	$530,601
Second lien	604,203	—	280,026	324,177
Subordinated	66,559	—	41,906	24,653
Equity and other	187,475	28	—	187,447
Total investments	$1,558,817	$28	$491,911	$1,066,878
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2017, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2017:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2016	$1,066,878	$530,601	$324,177	$24,653	$187,447
Total gains or losses included in earnings:
Net realized gains on investments	311	19	292	—	—
Net change in unrealized (depreciation) appreciation	(964)	139	1,770	211	(3,084)
Purchases, including capitalized PIK and revolver fundings	196,404	37,058	44,020	739	114,587
Proceeds from sales and paydowns of investments	(50,061)	(34,425)	(15,636)	—	—
Transfers into Level III(1)	44,352	19,608	24,744	—	—
Transfers out of Level III(1)	(57,881)	(26,032)	(31,848)	—	(1)
Fair Value, March 31, 2017	$1,199,039	$526,968	$347,519	$25,603	$298,949
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(744)	$359	$1,770	$211	$(3,084)

(1)
As of March 31, 2017, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2017 and March 31, 2016. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2017 and December 31, 2016, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2017 and December 31, 2016, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2017 were as follows:

				Range
Type	Fair Value as of March 31, 2017	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$421,182	Market & income approach	EBITDA multiple	2.0x	16.0x	10.0x
			Revenue multiple	0.5x	8.0x	3.1x
			Discount rate	6.8%	15.0%	10.0%
	97,185	Market quote	Broker quote	N/A	N/A	N/A
	8,601	Other	N/A(1)	N/A	N/A	N/A
Second lien	230,258	Market & income approach	EBITDA multiple	7.0x	17.0x	12.0x
			Revenue multiple	5.3x	6.2x	5.8x
			Discount rate	8.3%	12.8%	11.0%
	84,395	Market quote	Broker quote	N/A	N/A	N/A
	32,866	Other	N/A(1)	N/A	N/A	N/A
Subordinated	25,603	Market & income approach	EBITDA multiple	4.0x	8.5x	7.3x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	8.3%	15.1%	13.2%
Equity and other	165,180	Market & income approach	EBITDA multiple	2.5x	13.0x	5.9x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	8.0%	18.5%	14.7%
	1,484	Black Scholes analysis	Expected life in years	8.6	9.0	8.9
			Volatility	43.3%	58.3%	54.8%
			Discount rate	2.6%	2.6%	2.6%
	132,285	Other	N/A(1)	N/A	N/A	N/A
	$1,199,039

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of March 31, 2017, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures and Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of March 31, 2017 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility, SBA-guaranteed debentures and Unsecured Notes are considered Level III. The fair value of the Convertible Notes (as defined in Note 7. Borrowings) as of March 31, 2017 was $160,102, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of March 31, 2017 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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

Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on February 8, 2017. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.
Pursuant to the Investment Management Agreement, the base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets, which equals the Company’s total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the SLF Credit Facility (as defined below) and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets, which equals the Company’s total assets, as determined in accordance with GAAP, less the borrowings under the SLF Credit Facility and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. The Company has not invested, and currently is not invested, in derivatives. To the extent the Company invests in derivatives in the future, the Company will use the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating its base management fee.
Since the IPO, the base management fee calculation has deducted the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan an Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility"). The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of March 31, 2017 and March 31, 2016 approximated $322,346 and $297,871, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2017 and March 31, 2016, management fees waived were approximately $1,356 and $1,319, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of March 31, 2017), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

For the three months ended March 31, 2017 and March 31, 2016, incentive fees waived were approximately $1,800 and $0, respectively. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Management fee	$7,614	$6,836
Less: management fee waiver	(1,356)	(1,319)
Total management fee	6,258	5,517
Incentive fee, excluding accrued capital gains incentive fees	$5,408	$5,385
Less: incentive fee waiver	(1,800)	—
Total incentive fee	3,608	5,385
Accrued capital gains incentive fees(1)	$—	$—

(1)
As of March 31, 2017 and March 31, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statement of Operations for the three months ended March 31, 2017 is adjusted to reflect this step-up to fair market value.

	Three Months Ended March 31, 2017	Stepped-up Cost Basis Adjustments		Adjusted Three Months Ended March 31, 2017
Investment income
Interest income(1)	$33,998	$—	(7)	$33,998
Dividend income(2)	6,733	—		6,733
Other income	2,576	—		2,576
Total investment income(3)	43,307	—		43,307
Total expenses pre-incentive fee(4)	16,268	—		16,268
Pre-Incentive Fee Net Investment Income	27,039	—		27,039
Incentive fee(5)	3,608	—		3,608
Post-Incentive Fee Net Investment Income	23,431	—		23,431
Net realized gains on investments(6)	826	—		826
Net change in unrealized appreciation (depreciation) of investments(6)	6,205	—	(7)	6,205
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(800)	—		(800)
Benefit for taxes	755	—		755
Net increase in net assets resulting from operations	$30,417			$30,417

(1)	Includes $868 in PIK interest from investments.

(2)	Includes $1,477 in PIK and non-cash dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $470 and management fee waivers of $1,356.

(5)
For the three months ended March 31, 2017, the Company incurred total incentive fees of $3,608, net of the incentive fee waiver of $1,800, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(7)	For the three months ended March 31, 2017, the adjustment was less than $1.

The following Consolidated Statement of Operations for the three months ended March 31, 2016 is adjusted to reflect this step-up to fair market value.

	Three Months Ended March 31, 2016	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended March 31, 2016
Investment income
Interest income(1)	$37,790	$(29)	$37,761
Dividend income(2)	1,639	—	1,639
Other income	1,547	—	1,547
Total investment income(3)	40,976	(29)	40,947
Total expenses pre-incentive fee(4)	14,024	—	14,024
Pre-Incentive Fee Net Investment Income	26,952	(29)	26,923
Incentive fee(5)	5,385	—	5,385
Post-Incentive Fee Net Investment Income	21,567	(29)	21,538
Net realized gains (losses) on investments(6)	176	(38)	138
Net change in unrealized (depreciation) appreciation of investments(6)	(14,386)	67	(14,319)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(30)	—	(30)
Benefit for taxes	724	—	724
Net increase in net assets resulting from operations	$8,051		$8,051

(1)	Includes $953 in PIK interest from investments.

(2)	Includes $719 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $284 and management fee waivers of $1,319.

(5)
For the three months ended March 31, 2016, the Company incurred total incentive fees of $5,385, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The Company has entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Company’s consolidated financial records, prepares reports filed with the Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2017 and March 31, 2016, approximately $412 and $568, respectively, of indirect administrative expenses were included in administrative expenses of which $412 and $284, respectively, of indirect administrative expenses were waived by the Administrator. As of March 31, 2017 and December 31, 2016, no indirect administrative expenses were included in payable to affiliates.

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
The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Securities, LLC. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest expense	$2,709	$2,643
Non-usage fee	$184	$125
Amortization of financing costs	$397	$402
Weighted average interest rate	3.1%	2.6%
Effective interest rate	3.9%	3.2%
Average debt outstanding	$346,033	$394,710
As of March 31, 2017 and December 31, 2016, the outstanding balance on the Holdings Credit Facility was $376,913 and $333,513, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of March 31, 2017, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest expense	$290	$686
Non-usage fee	$82	$3
Amortization of financing costs	$96	$89
Weighted average interest rate	3.3%	2.9%
Effective interest rate	5.5%	3.4%
Average debt outstanding	$34,661	$92,830
As of March 31, 2017 and December 31, 2016, the outstanding balance on the NMFC Credit Facility was $122,500 and $10,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of March 31, 2017.

March 31, 2017
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at March 31, 2017	11.7%
Conversion rate at March 31, 2017(1)(2)	63.2794
Conversion price at March 31, 2017(2)(3)	$15.80
Last conversion price calculation date	June 3, 2016

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2017 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in distributions in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in distributions, are subject to a conversion price floor of $14.05 per share. In no event will the total number of shares of common stock issuable upon conversion exceed 71.1893 per $1 principal amount of the Convertible Notes. The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The Convertible Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 11. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest expense	$1,941	$1,438
Amortization of financing costs	$293	$185
Amortization of premium	$(27)	$—
Effective interest rate	5.8%	5.7%
Average debt outstanding	$155,250	$115,000
As of March 31, 2017 and December 31, 2016, the outstanding balance on the Convertible Notes was $155,250 and $155,250, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016(1)
Interest expense	$1,195	$—
Amortization of financing costs	$101	$—
Effective interest rate	5.8%	—%
Average debt outstanding	$90,000	$—

(1)	Not applicable, as the Unsecured Notes were issued on May 6, 2016.
As of March 31, 2017, the outstanding balance on the Unsecured Notes was $90,000 and the Company was in compliance with the terms of the NPA.

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
As of March 31, 2017 and December 31, 2016, SBIC LP had regulatory capital of approximately $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $121,745 and $121,745, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2017.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest expense	$953	$883
Amortization of financing costs	$101	$98
Weighted average interest rate	3.2%	3.0%
Effective interest rate	3.5%	3.4%
Average debt outstanding	$121,745	$117,745
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2017 and December 31, 2016, SBIC LP was in compliance with SBA regulatory requirements.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Company’s lenders will have fixed dollar claims on certain assets that are superior to the claims of the Company’s common stockholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company’s fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company’s net asset value. Similarly, leverage may cause a sharper decline in the Company’s income than if the Company had not borrowed. Such a decline could negatively affect the Company’s ability to make distributions to its stockholders. Leverage is generally considered a speculative investment technique. The Company’s ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2017, the Company had unfunded commitments on revolving credit facilities of $25,103, no outstanding bridge financing commitments and other future funding commitments of $11,010. As of December 31, 2016, the Company had unfunded commitments on revolving credit facilities of $27,915, no outstanding bridge financing commitments and other future funding commitments of $16,368. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s respective Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of March 31, 2017 and December 31, 2016. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2017 and December 31, 2016, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $14,818, respectively, which could require funding in the future.
As of March 31, 2017 and December 31, 2016, the Company had unfunded commitments related to an equity investment in SLP II of $0 and $7,940, respectively, which may be funded at the Company's discretion.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Treasury Stock	Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized (Depreciation)	Total
	Shares	Par Amount	at Cost	Excess of Par	Income	(Losses) Gains	Appreciation	Net Assets
Balance at December 31, 2016	69,717,814	$698	$(460)	$1,001,862	$2,073	$(36,947)	$(28,664)	$938,562
Issuances of common stock	66,306	—	—	988	—	—	—	988
Reissuance of common stock	37,573	—	460	100	—	—	—	560
Other	—	—	—	(81)	—	—	—	(81)
Distributions declared	—	—	—	—	(23,704)	—	—	(23,704)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	23,431	826	6,160	30,417
Balance at March 31, 2017	69,821,693	$698	$—	$1,002,869	$1,800	$(36,121)	$(22,504)	$946,742

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Earnings per share—basic
Numerator for basic earnings per share:	$30,417	$8,051
Denominator for basic weighted average share:	69,718,968	63,934,151
Basic earnings per share:	$0.44	$0.13
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$30,417	$8,051
Adjustment for interest on Convertible Notes and incentive fees, net	1,553	1,150
Numerator for diluted earnings per share:	$31,970	$9,201
Denominator for basic weighted average share	69,718,968	63,934,151
Adjustment for dilutive effect of Convertible Notes	9,824,127	7,277,131
Denominator for diluted weighted average share	79,543,095	71,211,282
Diluted earnings per share	$0.40	$0.13

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Per share data(1):
Net asset value, January 1, 2017 and January 1, 2016, respectively	$13.46	$13.08
Net investment income	0.34	0.34
Net realized and unrealized gains (losses)	0.10	(0.21)
Total net increase	0.44	0.13
Distributions declared to stockholders from net investment income	(0.34)	(0.34)
Net asset value, March 31, 2017 and March 31, 2016, respectively	$13.56	$12.87
Per share market value, March 31, 2017 and March 31, 2016, respectively	$14.90	$12.64
Total return based on market value(2)	8.09%	(0.31)%
Total return based on net asset value(3)	3.25%	0.99%
Shares outstanding at end of period	69,821,693	63,880,437
Average weighted shares outstanding for the period	69,718,968	63,934,151
Average net assets for the period	$946,651	$822,010
Ratio to average net assets:
Net investment income	10.04%	10.55%
Total expenses, before waivers/reimbursements	10.07%	10.28%
Total expenses, net of waivers/reimbursements	8.52%	9.50%
Average debt outstanding—Holdings Credit Facility	$346,033	$394,710
Average debt outstanding—Convertible Notes	155,250	115,000
Average debt outstanding—SBA-guaranteed debentures	121,745	117,745
Average debt outstanding—Unsecured Notes	90,000	—
Average debt outstanding—NMFC Credit Facility	34,661	92,830
Asset coverage ratio(4)	227.10%	234.95%
Portfolio turnover	7.50%	1.85%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).

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
Note 14. Subsequent Events
On April 7, 2017, the Company completed a public offering of 5,000,000 shares of its common stock at a public offering price of $14.60 per share. On April 13, 2017, in connection with the public offering, the underwriters completed a purchase of an additional 750,000 shares of the Company’s common stock with the exercise of the overallotment option to purchase up to an additional 750,000 shares of the Company’s common stock. The Company received total net proceeds of $81,478 in connection with the offering.
On May 4, 2017, the Company’s board of directors declared a second quarter 2017 distribution of $0.34 per share payable on June 30, 2017 to holders of record as of June 16, 2017.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
New Mountain Finance Corporation
New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of March 31, 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

May 8, 2017

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including interest and inflation rates, and its impact on the industries in which we invest;

•	our future operating results, our business prospects and the adequacy of our cash resources and working capital;

•	the ability of our portfolio companies to achieve their objectives;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•	actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital L.L.C. ("New Mountain Capital", defined as New Mountain Capital Group, L.L.C. and its affiliates); and

•	the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2016.
Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2016.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through March 31, 2017, we raised approximately $533.1 million in net proceeds from additional offerings of common stock.

The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management of approximately $15.0 billion(1), which includes total assets held by us. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”), serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC LP received a license from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”). New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, our investments may also include equity interests. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC LP's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC LP's investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2017, our top five industry concentrations were business services, software, consumer services, investment fund and education.
As of March 31, 2017, our net asset value was $946.7 million and our portfolio had a fair value of approximately $1,786.9 million in 77 portfolio companies, with a weighted average Yield to Maturity at Cost ("Yield to Maturity at Cost") of approximately 11.1%. This Yield to Maturity at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.

(1) Includes amounts committed, not all of which have been drawn down and invested to-date, as of March 31, 2017, as well as amounts called and returned since inception.
Recent Developments
On April 7, 2017, we completed a public offering of 5,000,000 shares of our common stock at a public offering price of $14.60 per share. On April 13, 2017, in connection with the public offering, the underwriters completed a purchase of an additional 750,000 shares of our common stock with the exercise of the overallotment option to purchase up to an additional 750,000 shares of our common stock. The Company received total net proceeds of approximately $81.5 million in connection with the offering.
On May 4, 2017, our board of directors declared a second quarter 2017 distribution of $0.34 per share payable on June 30, 2017 to holders of record as of June 16, 2017.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMNLC, SBIC LP, SBIC GP, NMF Ancora, NMF QID and NMF YP. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2017:

(in thousands)	Total	Level I	Level II	Level III
First lien	$752,726	$—	$225,758	$526,968
Second lien	659,117	—	311,598	347,519
Subordinated	76,063	—	50,460	25,603
Equity and other	298,989	38	2	298,949
Total investments	$1,786,895	$38	$587,818	$1,199,039

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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2017, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2017, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2017 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2017	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$421,182	Market & income approach	EBITDA multiple	2.0x	16.0x	10.0x
			Revenue multiple	0.5x	8.0x	3.1x
			Discount rate	6.8%	15.0%	10.0%
	97,185	Market quote	Broker quote	N/A	N/A	N/A
	8,601	Other	N/A(1)	N/A	N/A	N/A
Second lien	230,258	Market & income approach	EBITDA multiple	7.0x	17.0x	12.0x
			Revenue multiple	5.3x	6.2x	5.8x
			Discount rate	8.3%	12.8%	11.0%
	84,395	Market quote	Broker quote	N/A	N/A	N/A
	32,866	Other	N/A(1)	N/A	N/A	N/A
Subordinated	25,603	Market & income approach	EBITDA multiple	4.0x	8.5x	7.3x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	8.3%	15.1%	13.2%
Equity and other	165,180	Market & income approach	EBITDA multiple	2.5x	13.0x	5.9x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	8.0%	18.5%	14.7%
	1,484	Black Scholes analysis	Expected life in years	8.6	9.0	8.9
			Volatility	43.3%	58.3%	54.8%
			Discount rate	2.6%	2.6%	2.6%
	132,285	Other	N/A(1)	N/A	N/A	N/A
	$1,199,039

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
SLP I is capitalized with $93.0 million of capital commitments and $275.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of March 31, 2017, SLP I had total investments with an aggregate fair value of approximately $351.3 million, debt outstanding of $249.1 million and capital that had been called and funded of $93.0 million. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $256.5 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of March 31, 2017 and December 31, 2016.

We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2017 and March 31, 2016, we earned approximately $0.3 million and $0.3 million, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2017 and December 31, 2016, approximately $0.6 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2017 and March 31, 2016, we earned approximately $1.0 million and $0.9 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2017 and December 31, 2016, approximately $1.1 million and $0.9 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. We and SkyKnight have committed to provide $79.4 million and $20.6 million of equity to SLP II, respectively. As of March 31, 2017, we and SkyKnight have contributed $79.4 million and $20.6 million, respectively. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of March 31, 2017 and December 31, 2016.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. As of March 31, 2017 and December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $363.7 million and $361.7 million, respectively, and debt outstanding under its credit facility of $251.0 million and $250.0 million, respectively.

The following table is a listing of the individual loans in SLP II's portfolio as of March 31, 2017:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
First lien:				(in thousands)	(in thousands)	(in thousands)
ADG, LLC	Healthcare Services	5.75% (L + 4.75%)	9/28/2023	$17,164	$17,002	$17,078
ADMI Corp.	Healthcare Services	4.80% (L + 3.75%)	4/29/2022	4,426	4,426	4,482
AssuredPartners, Inc.	Business Services	5.25% (L + 4.25%)	10/21/2022	14,970	14,956	15,108
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.15% (L + 5.00%)	8/21/2023	14,925	14,786	14,925
Coinstar, LLC	Consumer Services	5.25% (L + 4.25%)	9/27/2023	4,975	4,952	5,029
Cvent, Inc.	Software	6.00% (L + 5.00%)	11/29/2023	10,000	9,904	10,150
DigiCert Holdings, Inc.	Software	6.00% (L + 5.00%)	10/21/2021	14,862	14,780	14,899
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.40% (L + 5.25%)	2/18/2022	14,962	14,814	14,999
Emerald 2 Limited	Business Services	5.15% (L + 4.00%)	5/14/2021	1,277	1,210	1,226
Engility Corporation (fka TASC, Inc.)	Federal Services	4.75% (L + 3.75%)	8/14/2023	3,373	3,357	3,396
Evo Payments International, LLC	Business Services	6.00% (L + 5.00%)	12/22/2023	17,500	17,415	17,705
Explorer Holdings, Inc.	Healthcare Services	6.03% (L + 5.00%)	5/2/2023	4,963	4,918	5,018
Globallogic Holdings Inc.	Business Services	5.65% (L + 4.50%)	6/20/2022	9,750	9,674	9,890
Greenway Health, LLC	Software	5.75% (L + 4.75%)	2/16/2024	15,000	14,926	15,122
Hyperion Insurance Group Limited	Business Services	5.50% (L + 4.50%)	4/29/2022	14,364	14,152	14,488
J.D. Power and Associates	Business Services	5.25% (L + 4.25%)	9/7/2023	9,950	9,903	10,025
Kronos Incorporated	Software	5.03% (L + 4.00%)	11/1/2023	9,975	9,928	10,044
Masergy Holdings, Inc.	Business Services	5.50% (L + 4.50%)	12/15/2023	7,481	7,445	7,556
McGraw-Hill Global Education Holdings, LLC	Education	5.00% (L + 4.00%)	5/4/2022	9,925	9,882	9,836
Ministry Brands, LLC	Software	6.00% (L + 5.00%)	12/2/2022	7,827	7,789	7,804
Ministry Brands, LLC	Software	6.00% (L + 5.00%)	12/2/2022	2,154	2,143	2,148
Mister Car Wash Holdings, Inc.	Consumer Services	5.25% (L + 4.25%)	8/20/2021	8,291	8,232	8,358
Mister Car Wash Holdings, Inc.	Consumer Services	5.25% (L + 4.25%)	8/20/2021	1,662	1,681	1,676
Navex Global, Inc.	Software	5.25% (L + 4.25%)	11/19/2021	14,894	14,690	14,950
nThrive, Inc. (fka Precyse Acquisition Corp.)	Healthcare Services	6.50% (L + 5.50%)	10/20/2022	9,925	9,794	10,012
Poseidon Intermediate, LLC	Software	5.25% (L + 4.25%)	8/15/2022	13,478	13,478	13,641
Quest Software US Holdings Inc.	Software	7.00% (L + 6.00%)	10/31/2022	9,975	9,834	10,128
Salient CRGT Inc.	Federal Services	6.75% (L + 5.75%)	2/28/2022	15,000	14,852	14,831
Severin Acquisition, LLC	Software	5.90% (L + 4.75%)	7/30/2021	15,000	14,927	14,925
SolarWinds Holdings, Inc.	Software	4.50% (L + 3.50%)	2/3/2023	14,963	14,971	14,997
TTM Technologies, Inc.	Business Products	5.25% (L + 4.25%)	5/31/2021	6,048	6,037	6,154
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	6.40% (L + 5.25%)	7/6/2022	1,979	1,979	2,009
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	5.90% (L + 4.75%)	11/23/2019	10,772	10,753	10,944
Vision Solutions, Inc.	Software	7.64% (L + 6.50%)	6/16/2022	8,725	8,647	8,763
Vivid Seats LLC	Business Services	6.75% (L + 5.75%)	10/12/2022	4,000	3,925	4,025
Zywave, Inc.	Software	6.15% (L + 5.00%)	11/17/2022	17,456	17,373	17,369
				$361,991	$359,535	$363,710

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2017.

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

Below is certain summarized financial information for SLP II as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and March 31, 2016:

Selected Balance Sheet Information:	March 31, 2017	December 31, 2016
	(in thousands)	(in thousands)
Investments at fair value (cost of $359,535 and $357,438, respectively)	$363,710	$361,719
Receivable from unsettled securities sold	1,876	1,007
Cash and other assets	6,440	10,138
Total assets	$372,026	$372,864

Credit facility	$250,960	$249,960
Deferred financing costs	(2,418)	(2,565)
Payable for unsettled securities purchased	11,165	24,862
Distribution payable	4,325	3,000
Other liabilities	3,684	3,350
Total liabilities	267,716	278,607

Members' capital	$104,310	$94,257
Total liabilities and members' capital	$372,026	$372,864

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2017	March 31, 2016(1)
	(in thousands)	(in thousands)
Interest income	$5,173	$—
Other income	214	—
Total investment income	5,387	—

Interest and other financing expenses	1,849	—
Other expenses	162	—
Total expenses	2,011	—
Net investment income	3,376	—

Net realized gains on investments	1,108	—
Net change in unrealized (depreciation) appreciation of investments	(106)	—
Net increase in members' capital	$4,378	$—

(1)	SLP II commenced operations on April 12, 2016.
For the three months ended March 31, 2017, we earned approximately $3.4 million of dividend income related to SLP II, which is included in dividend income. As of March 31, 2017 and December 31, 2016, approximately $3.4 million and $2.4 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
We have determined that SLP II is an investment company under ASC 946; however, in accordance with such guidance we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLP II.

New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2017.
Below is certain summarized property information for NMNLC as of March 31, 2017:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2017
				(in thousands)	(in thousands)
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,345
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,080
			Cleveland, OH
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,152
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,043
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	7,510
					$27,130
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2017 and December 31, 2016, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $28.4 million and $29.2 million, respectively, and collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $28.4 million and $29.2 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690.0 million. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from us at the par value of the collateralized agreement once called upon by us or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by us but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of March 31, 2017, litigation is on-going in the state of New York and the Cayman Islands to resolve this matter. The collateralized agreement earned interest at a contractual weighted average rate of 16.0% and 16.0% per annum as of March 31, 2017 and December 31, 2016, respectively.
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
We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four-level numeric rating scale as follows:

•	Investment Rating 1—Investment is performing materially above expectations;

•	Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;

•	Investment Rating 3—Investment is performing materially below expectations and while significant loss is not expected, the risk of loss has increased since the original investment; and

•
Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2017:

(in millions)	As of March 31, 2017
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$172.5	10.7%	$173.2	9.7%
Investment Rating 2	1,305.4	81.3%	1,566.3	87.7%
Investment Rating 3	37.5	2.3%	26.9	1.5%
Investment Rating 4	92.1	5.7%	20.5	1.1%
	$1,607.5	100.0%	$1,786.9	100.0%

(1)	Excludes shares and warrants.
As of March 31, 2017, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of four portfolio companies. As of March 31, 2017, one portfolio companies had an Investment Rating of 3 and three portfolio companies had an Investment Rating of 4.
During the first quarter of 2017, we placed our entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of March 31, 2017, our investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27.2 million, an aggregate fair value of $16.5 million and total unearned interest income of $0.5 million for the three months then ended.
During the third quarter of 2016, we placed our entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of March 31, 2017, our investment in Transtar had an aggregate cost basis of $31.2 million, an aggregate fair value of $3.6 million and total unearned interest income of approximately $1.8 million for the three months then ended.

During the second quarter of 2016, we placed a portion of our first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, our investment in Permian had an aggregate cost basis of $24.4 million, an aggregate fair value of $7.1 million and total unearned interest income of $1.3 million for the nine months then ended. In October 2016, Permian completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in Permian. Prior to the extinguishment in October 2016, our original investment in Permian had an aggregate cost of $25.0 million, an aggregate fair value of $7.1 million and total unearned interest income of $1.4 million for the year ended December 31, 2016. The extinguishment resulted in a realized loss of $17.9 million. Post restructuring, our investments in Permian have been restored to full accrual status. As of March 31, 2017, our investments in Permian have an aggregate cost basis of $9.3 million and an aggregate fair value of $11.3 million.
During the third quarter of 2016, we received notice that there would be no recovery of the outstanding principle and interest owed on our two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, our first lien positions in ATI had an aggregate cost of $1.5 million and an aggregate fair value of $0 and no unearned interest income for the period then ended. We wrote off our first lien positions in ATI and recognized an aggregate realized loss of $1.5 million during the three months ended September 30, 2016. As of March 31, 2017, our preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of our first lien positions in ATI, had an aggregate cost basis of $0.1 million and an aggregate fair value of $0.4 million.
Portfolio and Investment Activity
The fair value of our investments was approximately $1,786.9 million in 77 portfolio companies at March 31, 2017 and approximately $1,558.8 million in 78 portfolio companies at December 31, 2016.
The following table shows our portfolio and investment activity for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016
New investments in 24 and 7 portfolio companies, respectively	$349.4	$27.6
Debt repayments in existing portfolio companies	99.1	24.4
Sales of securities in 8 and 1 portfolio companies, respectively	34.7	15.8
Change in unrealized appreciation on 42 and 37 portfolio companies, respectively	13.3	19.6
Change in unrealized depreciation on 32 and 38 portfolio companies, respectively	(7.1)	(34.0)
At March 31, 2017 and March 31, 2016, our weighted average Yield to Maturity at Cost was approximately 11.1% and 10.4%, respectively.
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

The following table for the three months ended March 31, 2017 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three Months Ended March 31, 2017	Stepped-up Cost Basis Adjustments		Incentive Fee Adjustments(1)	Adjusted Three Months Ended March 31, 2017
Investment income
Interest income	$33,998	$—	(2)	$—	$33,998
Dividend income	6,733	—		—	6,733
Other income	2,576	—		—	2,576
Total investment income(3)	43,307	—		—	43,307
Total expenses pre-incentive fee(4)	16,268	—		—	16,268
Pre-Incentive Fee Net Investment Income	27,039	—		—	27,039
Incentive fee	3,608	—		—	3,675
Post-Incentive Fee Net Investment Income	23,431	—		—	23,431
Net realized gains on investments(5)	826	—		—	826
Net change in unrealized appreciation (depreciation) of investments(5)	6,205	—	(2)	—	6,205
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(800)	—		—	(800)
Benefit for taxes	755	—		—	755
Capital gains incentive fees	—	—		—	—
Net increase in net assets resulting from operations	$30,417				$30,417

(1)
For the three months ended March 31, 2017, we incurred total incentive fees of $3.6 million, net of the incentive fee waiver of $1.8 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	For the three months ended March 31, 2017, the adjustment was less than $1 thousand.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $0.5 million and management fee waivers of $1.4 million.

(5)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the three months ended March 31, 2017, we had less than a $1 thousand adjustment to interest income for amortization and a less than $1 thousand adjustment to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments discussed above. For the three months ended March 31, 2017, total adjusted investment income of $43.3 million consisted of approximately $32.3 million in cash interest from investments, approximately $0.9 million in PIK interest from investments, approximately $0.1 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $0.7 million, approximately $5.2 million in cash dividends from investments, $1.5 million in PIK and non-cash dividends from investments and approximately $2.6 million in other income. Our Adjusted Net Investment Income was $23.4 million for the three months ended March 31, 2017.
In accordance with GAAP, for the three months ended March 31, 2017, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of March 31, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016
Revenue

	Three Months Ended		Percentage
(in thousands)	March 31, 2017	March 31, 2016	Change
Interest income	$33,998	$37,790	(10)%
Dividend income	6,733	1,639	NM	*
Other income	2,576	1,547	67%
Total investment income	$43,307	$40,976	6%

*    Not meaningful.
Our total investment income increased by approximately $2.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The 6% increase in total investment income primarily results from an increase in dividend income of approximately $5.1 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase is primarily due to distributions from our investments in SLP I, SLP II and NMNLC and PIK and non-cash dividend income from three equity positions. Other income during the three months ended March 31, 2017, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment, consent and commitment fees received from twelve different portfolio companies and management fees from a non-controlled affiliated portfolio company. Interest income decreased by approximately $3.8 million from the three months ended March 31, 2016 to the three months ended March 31, 2017, which is attributable to lower prepayment fees received associated with the early repayment of portfolio companies held as of December 31, 2016 and the timing of portfolio originations that were concentrated in the latter half of the quarter.
Operating Expenses

	Three Months Ended		Percentage
(in thousands)	March 31, 2017	March 31, 2016	Change
Management fee	$7,614	$6,836
Less: management fee waiver	(1,356)	(1,319)
Total management fee	6,258	5,517	13%
Incentive fee	5,408	5,385
Less: incentive fee waiver	(1,800)	—
Total incentive fee	3,608	5,385	(33)%
Capital gains incentive fee(1)	—	—	NM	*
Interest and other financing expenses	8,376	6,602	27%
Professional fees	850	877	(3)%
Administrative expenses	708	839	(16)%
Other general and administrative expenses	466	432	8%
Total expenses	20,266	19,652	3%
Less: expenses waived and reimbursed	(470)	(284)	65%
Net expenses before income taxes	19,796	19,368	2%
Income tax expense	80	41	95%
Net expenses after income taxes	$19,876	$19,409	2%

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
*    Not meaningful.
Our total net operating expenses increased by approximately $0.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Our management fee increased by approximately $0.7 million, net of a management fee waiver, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in management fees from the three months ended March 31, 2016 to the three months ended March 31, 2017 was attributable to larger invested balances, driven by the October 2016 primary offering of our common stock, our May 2016 and

September 2016 unsecured notes issuances and our September 2016 convertible notes issuance and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. Our incentive fees decreased by approximately $1.8 million, net of an incentive fee waiver, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, which was attributable to an incentive fee waiver by the Investment Adviser for the three months ended March 31, 2017 of approximately $1.8 million.
Interest and other financing expenses increased by approximately $1.8 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to our issuance of our unsecured notes and additional issuance of our convertible notes and higher drawn balances on our SBA-guaranteed debentures and NMFC Credit Facility (as defined below). Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended		Percentage
(in thousands)	March 31, 2017	March 31, 2016	Change
Net realized gains on investments	$826	$176	NM	*
Net change in unrealized appreciation (depreciation) of investments	6,205	(14,386)	NM	*
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(800)	(30)	NM	*
Benefit for taxes	755	724	4%
Net realized and unrealized gains (losses)	$6,986	$(13,516)	NM	*

*	Not meaningful.
Our net realized and unrealized gains resulted in a net gain of approximately $7.0 million for the three months ended March 31, 2017 compared to net realized gains and unrealized losses resulting in a net loss of approximately $13.5 million for the same period in 2016. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended March 31, 2017 was primarily driven by the overall increase in the market prices of our investments during the period. The benefit for income taxes was attributable to equity investments that are held as of March 31, 2017 in three of our corporate subsidiaries. The net loss for the three months ended March 31, 2016 was primarily driven by the overall decrease in the market prices of our investments during the period.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2017, we raised approximately $533.1 million in net proceeds from additional offerings of our common stock.
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
At March 31, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $37.7 million and $45.9 million, respectively. Our cash (used in) provided by operating activities during the three months ended March 31, 2017 and March 31, 2016 was approximately $(141.8) million and $41.1 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

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
The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Securities, LLC. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016
Interest expense	$2.7	$2.6
Non-usage fee	$0.2	$0.1
Amortization of financing costs	$0.4	$0.4
Weighted average interest rate	3.1%	2.6%
Effective interest rate	3.9%	3.2%
Average debt outstanding	$346.0	$394.7
As of March 31, 2017 and December 31, 2016, the outstanding balance on the Holdings Credit Facility was $376.9 million and $333.5 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of March 31, 2017, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016
Interest expense	$0.3	$0.7
Non-usage fee	$0.1	$—	(1)
Amortization of financing costs	$0.1	$0.1
Weighted average interest rate	3.3%	2.9%
Effective interest rate	5.5%	3.4%
Average debt outstanding	$34.7	$92.8

(1)	For the three months ended March 31, 2016, the total non-usage fee was less than $50 thousand.
As of March 31, 2017 and December 31, 2016, the outstanding balance on the NMFC Credit Facility was $122.5 million and $10.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Convertible Notes—On June 3, 2014, we closed a private offering of $115.0 million aggregate principal amount of unsecured convertible notes (the "Convertible Notes"), pursuant to an indenture, dated June 3, 2014 (the "Indenture"). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of the first anniversary, June 3, 2015, of the Convertible Notes, the restrictions under Rule 144A under the Securities Act were removed, allowing the Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, we closed a public offering of an additional $40.3 million aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of Convertible Notes that we issued on June 3, 2014.
The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of March 31, 2017.

March 31, 2017
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at March 31, 2017	11.7%
Conversion rate at March 31, 2017(1)(2)	63.2794
Conversion price at March 31, 2017(2)(3)	$15.80
Last conversion price calculation date	June 3, 2016

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2017 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in distributions in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in distributions, are subject to a conversion price floor of $14.05 per share. In no event will the total number of shares of common stock issuable upon conversion exceed 71.1893 per $1.0 thousand principal amount of the Convertible Notes. We have determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Note and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the Indenture.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
(in millions)	March 31, 2017		March 31, 2016
Interest expense	$1.9		$1.4
Amortization of financing costs	$0.3		$0.2
Amortization of premium	$—	(1)	$—
Effective interest rate	5.8%		5.7%
Average debt outstanding	$155.3		$115.0

(1)	For the three months ended March 31, 2017, the total amortization of premium was less than $50 thousand.
As of March 31, 2017 and December 31, 2016, the outstanding balance on the Convertible Notes was $155.3 million and $155.3 million, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016(1)
Interest expense	$1.2	$—
Amortization of financing costs	$0.1	$—
Effective interest rate	5.8%	—%
Average debt outstanding	$90.0	$—

(1)	Not applicable, as the Unsecured Notes were issued on May 6, 2016.
As of March 31, 2017 and December 31, 2016, the outstanding balance on the Unsecured Notes was $90.0 million and $90.0 million, respectively, and we were in compliance with the terms of the NPA.
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
As of March 31, 2017 and December 31, 2016, SBIC LP had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $121.7 million and $121.7 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of March 31, 2017.

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

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016
Interest expense	$1.0	$0.9
Amortization of financing costs	$0.1	$0.1
Weighted average interest rate	3.2%	3.0%
Effective interest rate	3.5%	3.4%
Average debt outstanding	$121.7	$117.7
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2017 and December 31, 2016, SBIC LP was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2017 and December 31, 2016, we had outstanding commitments to third parties to fund investments totaling $36.1 million and $44.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2017 and December 31, 2016, we had commitment letters to purchase investments in an aggregate par amount of $0 and $14.8 million, respectively. As of March 31, 2017 and December 31, 2016, we had not entered into any bridge financing commitments which could require funding in the future.
As of March 31, 2017 and December 31, 2016, we had unfunded commitments related to our equity investment in SLP II of $0 and $7.9 million, respectively, which may be funded at our discretion.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2017 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$376.9	$—	$376.9	$—	$—
Convertible Notes(2)	155.3	—	155.3	—	—
NMFC Credit Facility(3)	122.5	—	122.5	—	—
SBA-guaranteed debentures(4)	121.7	—	—	—	121.7
Unsecured Notes(5)	90.0	—	—	90.0	—
Total Contractual Obligations	$866.4	$—	$654.7	$90.0	$121.7

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($376.9 million as of March 31, 2017) must be repaid on or before December 18, 2019. As of March 31, 2017, there was approximately $118.1 million of possible capacity remaining under the Holdings Credit Facility.

(2)	The $155.3 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(3)
Under the terms of the $122.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($122.5 million as of March 31, 2017) must be repaid on or before June 4, 2019. As of March 31, 2017, there was no capacity remaining under the NMFC Credit Facility.

(4)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(5)	The $90.0 million Unsecured Notes will mature on May 15, 2021 unless earlier repurchased.
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
Distributions and Dividends
Distributions declared and paid to stockholders for the three months ended March 31, 2017 totaled approximately $23.7 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2017
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	$0.34
				$0.34
December 31, 2016
Fourth Quarter	November 4, 2016	December 15, 2016	December 29, 2016	$0.34
Third Quarter	August 2, 2016	September 16, 2016	September 30, 2016	0.34
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
				$1.36
December 31, 2015
Fourth Quarter	November 3, 2015	December 16, 2015	December 30, 2015	$0.34
Third Quarter	August 4, 2015	September 16, 2015	September 30, 2015	0.34
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
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

•
We have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2017 approximately $0.4 million of indirect administrative expenses were included in administrative expenses, of which approximately $0.4 million of indirect administrative expenses were waived by the Administrator. As of March 31, 2017, no indirect administrative expenses were included in payable to affiliates.

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
We are subject to certain financial market risks, such as interest rate fluctuations. During the three months ended March 31, 2017, certain of the loans held in our portfolio have floating interest rates. As of March 31, 2017, approximately 87.0% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 13.0% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2017. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and convertible notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2017. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2017, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2017. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.73%	(1)
Base Interest Rate	—%
+100 Basis Points	6.89%
+200 Basis Points	14.12%
+300 Basis Points	21.36%

(1)	Limited to the lesser of the March 31, 2017 LIBOR rates or a decrease of 25 basis points.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2017. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended March 31, 2017.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended March 31, 2017, we did not purchase any of our common stock in the open market.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 23, 2016, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2017 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended March 31, 2017.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2017.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)