Form 10-Q
period 2017-06-30
New Mountain Finance Corp
filed 2017-08-08
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of August 8, 2017
Common stock, par value $0.01 per share	75,685,838

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,514,133 and $1,379,603, respectively)	$1,515,696	$1,346,556
Non-controlled/affiliated investments (cost of $166,764 and $54,996, respectively)	168,614	57,440
Controlled investments (cost of $156,440 and $140,579, respectively)	170,723	154,821
Total investments at fair value (cost of $1,837,337 and $1,575,178, respectively)	1,855,033	1,558,817
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	28,385	29,218
Cash and cash equivalents	36,337	45,928
Interest and dividend receivable	24,655	17,833
Receivable from affiliates	378	346
Receivable from unsettled securities sold	—	990
Other assets	5,043	2,886
Total assets	$1,949,831	$1,656,018
Liabilities
Borrowings
Holdings Credit Facility	$328,713	$333,513
Convertible Notes	155,468	155,523
Unsecured Notes	145,000	90,000
SBA-guaranteed debentures	126,745	121,745
NMFC Credit Facility	122,500	10,000
Deferred financing costs (net of accumulated amortization of $14,270 and $12,279, respectively)	(13,088)	(14,041)
Net borrowings	865,338	696,740
Payable for unsettled securities purchased	24,151	2,740
Management fee payable	13,048	5,852
Incentive fee payable	10,057	5,745
Interest payable	3,401	3,172
Payable to affiliates	661	136
Deferred tax liability	115	1,034
Other liabilities	1,718	2,037
Total liabilities	918,489	717,456
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 75,685,838 and 69,755,387 shares issued, respectively, and 75,685,838 and 69,717,814 shares outstanding, respectively	757	698
Paid in capital in excess of par	1,085,776	1,001,862
Treasury stock at cost, 0 and 37,573 shares held, respectively	—	(460)
Accumulated undistributed net investment income	1,904	2,073
Accumulated undistributed net realized losses on investments	(62,574)	(36,947)
Net unrealized appreciation (depreciation) (net of provision for taxes of $115 and $1,034, respectively)	5,479	(28,664)
Total net assets	$1,031,342	$938,562
Total liabilities and net assets	$1,949,831	$1,656,018
Number of shares outstanding	75,685,838	69,717,814
Net asset value per share	$13.63	$13.46

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Investment income
From non-controlled/non-affiliated investments:
Interest income	$36,518	$36,302	$69,394	$72,008
Dividend income	121	92	172	92
Other income	2,084	997	4,349	2,219
From non-controlled/affiliated investments:
Interest income	712	1,627	1,359	3,209
Dividend income	4,829	887	6,477	1,807
Other income	296	305	594	618
From controlled investments:
Interest income	409	483	884	985
Dividend income	4,720	742	9,754	1,461
Other income	330	55	343	67
Total investment income	50,019	41,490	93,326	82,466
Expenses
Incentive fee	6,449	5,449	11,857	10,834
Management fee	8,275	6,818	15,889	13,654
Interest and other financing expenses	9,045	6,771	17,421	13,373
Professional fees	722	861	1,572	1,738
Administrative expenses	662	629	1,370	1,468
Other general and administrative expenses	402	384	868	816
Total expenses	25,555	20,912	48,977	41,883
Less: management and incentive fees waived (See Note 5)	(1,485)	(1,241)	(4,641)	(2,560)
Less: expenses waived and reimbursed (See Note 5)	(4)	(63)	(474)	(347)
Net expenses	24,066	19,608	43,862	38,976
Net investment income before income taxes	25,953	21,882	49,464	43,490
Income tax expense	155	50	235	91
Net investment income	25,798	21,832	49,229	43,399
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(26,453)	865	(25,627)	1,041
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	26,631	13,532	34,610	(882)
Non-controlled/affiliated investments	(298)	1,126	(594)	(25)
Controlled investments	1,519	7,298	41	8,477
Securities purchased under collateralized agreements to resell	(33)	(44)	(833)	(74)
Benefit for taxes	164	84	919	808
Net realized and unrealized gains (losses)	1,530	22,861	8,516	9,345
Net increase in net assets resulting from operations	$27,328	$44,693	$57,745	$52,744
Basic earnings per share	$0.36	$0.70	$0.80	$0.83
Weighted average shares of common stock outstanding - basic (See Note 11)	75,383,387	63,839,920	72,566,825	63,887,036
Diluted earnings per share	$0.34	$0.64	$0.74	$0.77
Weighted average shares of common stock outstanding - diluted (See Note 11)	85,207,514	71,117,051	82,390,952	71,164,167
Distributions declared and paid per share	$0.34	$0.34	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$49,229	$43,399
Net realized (losses) gains on investments	(25,627)	1,041
Net change in unrealized appreciation (depreciation) of investments	34,057	7,570
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(833)	(74)
Benefit for taxes	919	808
Net increase in net assets resulting from operations	57,745	52,744
Capital transactions
Net proceeds from shares sold	81,478	—
Deferred offering costs	(172)	38
Distributions declared to stockholders from net investment income	(49,398)	(43,417)
Reinvestment of distributions	3,208	—
Repurchase of shares under repurchase program	—	(2,948)
Other	(81)	—
Total net increase (decrease) in net assets resulting from capital transactions	35,035	(46,327)
Net increase in net assets	92,780	6,417
Net assets at the beginning of the period	938,562	836,908
Net assets at the end of the period	$1,031,342	$843,325

Capital share activity
Shares sold	5,750,000	—
Shares issued from the reinvestment of distributions	180,451	—
Shares reissued from repurchase program in connection with the reinvestment of distributions	37,573	—
Shares repurchased under repurchase program	—	(248,499)
Net increase (decrease) in shares outstanding	5,968,024	(248,499)

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$57,745	$52,744
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	25,627	(1,041)
Net change in unrealized (appreciation) depreciation of investments	(34,057)	(7,570)
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	833	74
Amortization of purchase discount	(2,495)	(1,617)
Amortization of deferred financing costs	1,991	1,589
Amortization of premium on Convertible Notes	(55)	—
Non-cash investment income	(3,864)	(3,356)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(607,755)	(163,888)
Proceeds from sales and paydowns of investments	330,586	198,211
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	189	43
Cash paid on drawn revolvers	(7,344)	(8,851)
Cash repayments on drawn revolvers	2,897	2,232
Interest and dividend receivable	(6,822)	(1,440)
Receivable from affiliates	(32)	(593)
Receivable from unsettled securities sold	990	(3,600)
Other assets	(1,543)	(423)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	21,411	10,391
Management fee payable	7,196	111
Incentive fee payable	4,312	(173)
Interest payable	229	406
Payable to affiliates	525	(127)
Deferred tax liability	(919)	(808)
Other liabilities	(845)	257
Net cash flows (used in) provided by operating activities	(211,200)	72,571
Cash flows from financing activities
Net proceeds from shares sold	81,478	—
Distributions paid	(46,190)	(43,417)
Offering costs paid	(289)	(53)
Proceeds from Holdings Credit Facility	278,200	103,300
Repayment of Holdings Credit Facility	(283,000)	(174,600)
Proceeds from Unsecured Notes	55,000	50,000
Proceeds from SBA-guaranteed debentures	5,000	4,000
Proceeds from NMFC Credit Facility	232,100	71,000
Repayment of NMFC Credit Facility	(119,600)	(74,000)
Other	(81)	—
Deferred financing costs paid	(1,009)	(1,488)
Repurchase of shares under repurchase program	—	(2,948)
Net cash flows provided by (used in) financing activities	201,609	(68,206)
Net (decrease) increase in cash and cash equivalents	(9,591)	4,365
Cash and cash equivalents at the beginning of the period	45,928	30,102
Cash and cash equivalents at the end of the period	$36,337	$34,467
Supplemental disclosure of cash flow information
Cash interest paid	$14,567	$10,960
Income taxes paid	175	3
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$2,648	$—
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	560	—
Accrual for offering costs	1,095	817
Accrual for deferred financing costs	128	106

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.23% (L + 7.00%/M)	9/23/2019	$3,456	$3,447	$3,491	0.34%
Total Funded Debt Investments - Australia				$3,456	$3,447	$3,491	0.34%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	First lien (2)	4.80% (L + 3.50%/Q)	7/30/2019	$2,984	$2,569	$2,656
	First lien (3)	4.80% (L + 3.50%/Q)	7/30/2019	1,719	1,489	1,530
	Second lien (2)	10.55% (L + 9.25%/Q)	7/30/2020	24,630	24,375	19,396
	Second lien (3)	10.55% (L + 9.25%/Q)	7/30/2020	8,204	8,336	6,460
				37,537	36,769	30,042	2.91%
Total Funded Debt Investments - Luxembourg				$37,537	$36,769	$30,042	2.91%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	First lien (2)	6.55% (L + 5.25%/Q)	2/18/2022	$16,310	$16,320	$16,412
	Second lien (3)	10.42% (L + 9.13%/Q)	2/17/2023	29,227	28,670	29,080
				45,537	44,990	45,492	4.41%
Total Funded Debt Investments - Netherlands				$45,537	$44,990	$45,492	4.41%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.67% (L + 9.50%/Q)	1/31/2023	$37,500	$36,515	$34,688	3.36%
Total Funded Debt Investments - United Kingdom				$37,500	$36,515	$34,688	3.36%
Funded Debt Investments - United States
AmWINS Group, Inc.
Business Services	Second lien (3)	7.98% (L + 6.75%/M)	1/25/2025	$57,000	$56,794	$58,283	5.65%
AssuredPartners, Inc.
Business Services	Second lien (3)	10.23% (L + 9.00%/M)	10/20/2023	30,200	29,429	30,842
	Second lien (2)	10.23% (L + 9.00%/M)	10/20/2023	20,000	19,314	20,425
				50,200	48,743	51,267	4.97%
Alegeus Technologies, LLC
Healthcare Services	Second lien (3)	9.67% (L + 8.50%/Q)	10/30/2023	23,500	23,500	23,500
	Second lien (4)	9.67% (L + 8.50%/Q)	10/30/2023	22,500	22,500	22,500
				46,000	46,000	46,000	4.46%
TIBCO Software Inc.
Software	First lien (2)	5.73% (L + 4.50%/M)	12/4/2020	26,326	25,511	26,499
	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,687	16,575
				41,326	40,198	43,074	4.18%
Salient CRGT Inc.
Federal Services	First lien (2)	6.98% (L + 5.75%/M)	2/28/2022	42,234	41,695	41,918	4.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Severin Acquisition, LLC
Software	Second lien (4)	10.05% (L + 8.75%/Q)	7/29/2022	$15,000	$14,882	$15,000
	Second lien (3)	10.05% (L + 8.75%/Q)	7/29/2022	14,518	14,347	14,518
	Second lien (4)	10.05% (L + 8.75%/Q)	7/29/2022	4,154	4,120	4,154
	Second lien (4)	10.55% (L + 9.25%/Q)	7/29/2022	3,273	3,245	3,273
	Second lien (3)	10.30% (L + 9.00%/Q)	7/29/2022	2,361	2,339	2,361
	Second lien (3)	10.55% (L + 9.25%/Q)	7/29/2022	1,825	1,808	1,825
	Second lien (4)	10.55% (L + 9.25%/Q)	7/29/2022	300	297	300
				41,431	41,038	41,431	4.02%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)	10.50% (Base + 8.00%/Q)	5/12/2019	40,000	39,922	40,000	3.88%
Kronos Incorporated
Software	Second lien (2)	9.42% (L + 8.25%/Q)	11/1/2024	36,000	35,482	37,380	3.62%
PetVet Care Centers LLC
Consumer Services	First lien (2)	7.22% (L + 6.00%/Q)	6/8/2023	35,700	35,570	35,568
	First lien (3)(11) - Drawn	7.22% (L + 6.00%/M)	6/8/2023	121	121	121
				35,821	35,691	35,689	3.46%
DigiCert Holdings, Inc.
Software	First lien (2)	6.30% (L + 5.00%/Q)	10/21/2021	34,462	33,933	34,548	3.35%
Ascend Learning, LLC
Education	Second lien (3)	9.73% (L + 8.50%/M)	11/30/2020	33,727	33,468	33,843	3.28%
Weston Solutions, Inc.
Business Services	First lien (2)	10.58% (L + 9.50%/M)	12/31/2020	33,750	33,750	33,750	3.27%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.55% (L + 6.25%/Q)	4/20/2021	19,209	19,077	19,245
	First lien (2)	7.55% (L + 6.25%/Q)	4/20/2021	7,753	7,626	7,768
	First lien (4)	7.55% (L + 6.25%/Q)	4/20/2021	2,664	2,643	2,669
	First lien (2)	7.55% (L + 6.25%/Q)	4/20/2021	1,640	1,610	1,643
	First lien (3)(11) - Drawn	7.55% (L + 6.25%/Q)	4/20/2021	1,481	1,453	1,484
	First lien (4)	7.55% (L + 6.25%/Q)	4/20/2021	498	489	498
				33,245	32,898	33,307	3.23%
Valet Waste Holdings, Inc.
Business Services	First lien (2)	8.23% (L + 7.00%/M)	9/24/2021	29,475	29,198	29,637
	First lien (3)(11) - Drawn	8.23% (L + 7.00%/M)	9/24/2021	2,250	2,222	2,250
				31,725	31,420	31,887	3.09%
Redbox Automated Retail, LLC
Consumer Services	First lien (2)	8.79% (L + 7.50%/Q)	9/27/2021	31,087	30,757	31,268	3.03%
Evo Payments International, LLC
Business Services	Second lien (2)	10.23% (L + 9.00%/M)	12/23/2024	25,000	24,819	25,234
	Second lien (3)	10.23% (L + 9.00%/M)	12/23/2024	5,000	5,051	5,047
				30,000	29,870	30,281	2.94%
Integro Parent Inc.
Business Services	First lien (2)	6.93% (L + 5.75%/Q)	10/31/2022	19,706	19,389	19,755
	Second lien (3)	10.42% (L + 9.25%/Q)	10/30/2023	10,000	9,915	9,849
				29,706	29,304	29,604	2.87%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (4)	10.55% (L + 9.25%/Q)	7/14/2022	$21,500	$21,284	$21,500
	Second lien (3)	10.55% (L + 9.25%/Q)	7/14/2022	5,800	5,732	5,800
				27,300	27,016	27,300	2.65%
Trader Interactive, LLC
Software	First lien (2)	7.41% (L + 6.25%/M)	6/17/2024	27,327	27,124	27,122	2.63%
ProQuest LLC
Business Services	Second lien (3)	10.22% (L + 9.00%/M)	12/15/2022	27,020	26,568	27,020	2.62%
Marketo, Inc.
Software	First lien (3)	10.80% (L + 9.50%/Q)	8/16/2021	26,820	26,474	26,820	2.60%
Ansira Holdings, Inc.
Business Services	First lien (2)	7.80% (L + 6.50%/Q)	12/20/2022	26,051	25,930	25,856	2.51%
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)	10.98% (L + 9.75%/M)	4/20/2023	25,000	24,616	25,605	2.48%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.55% (L + 5.25%/Q)	5/1/2024	20,000	19,802	19,925
	Second lien (3)	10.55% (L + 9.25%/Q)	5/1/2025	4,500	4,455	4,469
				24,500	24,257	24,394	2.37%
Navex Global, Inc.
Software	Second lien (3)	10.31% (L + 8.75%/Q)	11/18/2022	12,536	12,221	12,473
	Second lien (4)	10.31% (L + 8.75%/Q)	11/18/2022	11,508	11,387	11,450
				24,044	23,608	23,923	2.32%
AAC Holding Corp.
Education	First lien (2)	9.31% (L + 8.25%/M)	9/30/2020	23,538	23,293	23,538	2.28%
EN Engineering, LLC
Business Services	First lien (2)	7.30% (L + 6.00%/Q)	6/30/2021	21,000	20,850	21,000
	First lien (2)	8.16% (Base + 5.56%/Q)	6/30/2021	2,178	2,161	2,178
				23,178	23,011	23,178	2.25%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)	10.28% (L + 8.75%/Q)	11/19/2019	19,895	19,895	19,895
	First lien (3)	10.05% (L + 8.75%/Q)	11/19/2019	2,158	2,158	2,158
	First lien (4)	10.05% (L + 8.75%/Q)	11/19/2019	605	605	605
				22,658	22,658	22,658	2.20%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)	8.48% (L + 7.25%/M)	8/4/2022	17,589	17,452	17,765
	First lien (4)	7.42% (L + 6.25%/M)	8/4/2022	4,600	4,577	4,577
				22,189	22,029	22,342	2.16%
Ryan, LLC
Business Services	First lien (2)	6.98% (L + 5.75%/M)	8/7/2020	20,532	20,330	20,442	1.98%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	8.70% (L + 7.50%/Q)	6/2/2025	19,500	19,306	19,914	1.93%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.16% (L + 6.00%/M)	4/18/2024	19,891	19,696	19,692	1.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Vision Solutions, Inc.
Software	First lien (2)	7.75% (L + 6.50%/Q)	6/16/2022	$19,491	$19,324	$19,516	1.89%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)	9.48% (L + 8.25%/M)	7/23/2020	18,500	18,394	18,315	1.77%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	6.48% (L + 5.25%/M)	7/2/2021	17,542	17,419	17,542
	First lien (3)(11) - Drawn	8.50% (P + 4.25%/Q)	7/2/2021	547	541	547
				18,089	17,960	18,089	1.75%
VF Holding Corp.
Software	Second lien (3)	10.30% (L + 9.00%/Q)	6/28/2024	17,086	17,413	17,598	1.71%
Hill International, Inc.**
Business Services	First lien (2)	6.96% (L + 5.75%/M)	6/21/2023	17,300	17,214	17,214	1.67%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	15,520	15,244	16,141	1.57%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.70% (L + 9.50%/Q)	10/19/2023	15,000	14,666	14,963	1.45%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%/S (10)	12/15/2018	25,000	25,000	11,501
	First lien (3)	12.25%/S (10)	12/15/2018	2,660	2,231	1,224
	First lien (3)	9.23% (L + 8.00%/M)	8/15/2017	2,239	2,229	2,205
				29,899	29,460	14,930	1.45%
SW Holdings, LLC
Business Services	Second lien (4)	10.05% (L + 8.75%/Q)	12/30/2021	14,265	14,157	14,399	1.39%
Transcendia Holdings, Inc.
Packaging	Second lien (3)	9.23% (L + 8.00%/M)	5/30/2025	14,500	14,301	14,301	1.39%
MHVC Acquisition Corp.
Federal Services	First lien (2)	6.48% (L + 5.25%/M)	4/29/2024	14,100	14,031	14,206	1.38%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)	9.23% (L + 8.00%/M)	7/15/2021	12,214	12,138	12,124
	First lien (4)	9.23% (L + 8.00%/M)	7/15/2021	2,036	2,023	2,020
				14,250	14,161	14,144	1.37%
Poseidon Intermediate, LLC
Software	Second lien (2)	9.67% (L + 8.50%/Q)	8/15/2023	13,000	12,839	13,260	1.28%
Ministry Brands, LLC
Software	First lien (3)	6.23% (L + 5.00%/M)	12/2/2022	3,008	2,994	3,038
	Second lien (3)	10.48% (L + 9.25%/M)	6/2/2023	7,840	7,785	7,853
	Second lien (3)	10.48% (L + 9.25%/M)	6/2/2023	2,160	2,145	2,163
				13,008	12,924	13,054	1.27%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)	8.50% (L + 7.25%/Q)	9/8/2022	12,419	12,305	12,440	1.21%
Pelican Products, Inc.
Business Products	Second lien (2)	9.55% (L + 8.25%/Q)	4/9/2021	10,000	10,085	10,000
	Second lien (3)	9.55% (L + 8.25%/Q)	4/9/2021	2,000	1,963	2,000
				12,000	12,048	12,000	1.16%
Zywave, Inc.
Software	Second lien (4)	10.18% (L + 9.00%/Q)	11/17/2023	11,000	10,923	11,043	1.07%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)	7.80% (L + 6.50%/Q)	8/5/2019	$6,430	$6,396	$6,430
	First lien (2)	7.80% (L + 6.50%/Q)	8/5/2019	3,066	3,052	3,066
	First lien (2)	7.80% (L + 6.50%/Q)	8/5/2019	990	984	990
				10,486	10,432	10,486	1.02%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.80% (L + 8.50%/Q)	12/16/2024	10,000	9,940	10,150	0.98%
Quest Software US Holdings Inc.
Software	First lien (2)	7.23% (L + 6.00%/M)	10/31/2022	9,950	9,814	10,123	0.98%
PowerPlan Holdings, Inc.
Software	Second lien (2)	10.23% (L + 9.00%/M)	2/23/2023	10,000	9,921	10,000	0.97%
Cvent, Inc.
Software	Second lien (3)	11.23% (L + 10.00%/M)	5/29/2024	10,000	9,858	9,965	0.97%
Idera, Inc.
Software	Second lien (4)	10.22% (L + 9.00%/M)	6/27/2025	10,000	9,850	9,850	0.96%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	6.80% (L + 5.50%/Q)	8/16/2022	9,938	9,629	9,546	0.93%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/Q)	12/20/2019	9,000	8,912	8,640	0.84%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated (3)	10.23% (L + 9.00%/M)	8/31/2021	7,000	6,939	7,214	0.70%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.84% (L + 5.75%/M)	1/5/2024	7,188	7,119	7,205	0.70%
J.D. Power and Associates
Business Services	Second lien (3)	9.80% (L + 8.50%/Q)	9/7/2024	7,000	6,902	7,105	0.69%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	3/1/2024	5,000	4,779	5,769	0.56%
ADG, LLC
Healthcare Services	Second lien (3)	10.23% (L + 9.00%/M)	3/28/2024	5,000	4,930	5,062	0.49%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	10.05% (L + 8.75%/Q)	5/23/2020	4,400	4,341	4,435	0.43%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	2,903	0.28%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,943	2,090	0.20%
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	5.66% (L + 4.50%/Q)	7/2/2020	250	242	115
	First lien (3)	5.66% (L + 4.50%/Q)	7/2/2020	141	136	65
	First lien (2)	8.66% (L + 7.50%/Q)	7/2/2020	475	430	11
	First lien (3)	8.66% (L + 7.50%/Q)	7/2/2020	268	244	6
				1,134	1,052	197	0.02%
Total Funded Debt Investments - United States				$1,397,785	$1,383,604	$1,389,687	134.75%
Total Funded Debt Investments				$1,521,815	$1,505,325	$1,503,400	145.77%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)	—	—	5,290,997	$5,291	$6,472	0.63%
TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)	—	—	200	2,000	2,851	0.28%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (4)	—	—	100	1,000	1,474
	Preferred shares (4)	—	—	16	158	232
	Preferred shares (4)	—	—	6	68	90
					1,226	1,796	0.17%
Ancora Acquisition LLC
Education	Preferred shares (6)	—	—	372	$83	$393	0.04%
Education Management Corporation (12)
Education	Preferred shares (2)	—	—	3,331	200	5
	Preferred shares (3)	—	—	1,879	113	3
	Ordinary shares (2)	—	—	2,994,065	100	9
	Ordinary shares (3)	—	—	1,688,976	56	5
					469	22	—%
Total Shares - United States					$9,069	$11,534	1.12%
Total Shares					$9,069	$11,534	1.12%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)	—	5/5/2026	622	$37	$866	0.08%
Ancora Acquisition LLC
Education	Warrants (6)	—	8/12/2020	20	—	—	—%
YP Equity Investors, LLC
Media	Warrants (5)	—	5/8/2022	5	—	—	—%
Total Warrants - United States					$37	$866	0.08%
Total Funded Investments					$1,514,431	$1,515,800	146.97%
Unfunded Debt Investments - United States
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	$2,700	$(27)	$—
	First lien (3)(11) - Undrawn	—	2/24/2019	4,535	(91)	9
				7,235	(118)	9	0.00%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	7/2/2021	1,553	(16)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(11) - Undrawn	—	8/4/2021	1,000	(10)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	9/24/2021	1,500	(19)	—	—%
Marketo, Inc.
Software	First lien (3)(11) - Undrawn	—	8/16/2021	1,788	(27)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ministry Brands, LLC
Software	First lien (3)(11) - Undrawn	—	12/2/2022	$1,000	$(5)	$—	—%
Weston Solutions, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/31/2020	10,000	—	—	—%
Trader Interactive, LLC
Software	First lien (3)(11) - Undrawn	—	6/15/2023	1,673	(13)	(13)	(0.00)%
Zywave, Inc.
Software	First lien (3)(11) - Undrawn	—	11/17/2022	2,000	(15)	(15)	(0.00)%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/20/2018	3,818	(19)	(29)	(0.00)%
PetVet Care Centers LLC
Consumer Services	First lien (3)(11) - Undrawn	—	6/8/2019	13,100	(48)	(48)
	First lien (3)(11) - Undrawn	—	6/8/2023	2,079	(8)	(8)
				15,179	(56)	(56)	(0.01)%
Total Unfunded Debt Investments - United States				$46,746	$(298)	$(104)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments					$1,514,133	$1,515,696	146.96%
Non-Controlled/Affiliated Investments (22)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(11) - Drawn	5.00%/Q	6/9/2020	$4,881	$4,881	$4,881
	Subordinated (3)	8.50% PIK/Q*	6/9/2020	4,302	4,297	4,302
	Subordinated (2)	10.00% PIK/Q*	6/9/2020	15,935	15,935	14,070
	Subordinated (3)	10.00% PIK/Q*	6/9/2020	3,920	3,920	3,461
				29,038	29,033	26,714	2.59%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)	14.00% PIK/Q*	10/15/2021	1,873	1,873	1,873	0.18%
Total Funded Debt Investments - United States				$30,911	$30,906	$28,587	2.77%
Equity - United States
HI Technology Corp.
Business Services	Preferred shares (3)(21)	—	—	2,768,000	$105,155	$105,155	10.20%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)	—	—	—	23,000	23,000	2.23%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(17)	—	—	1,479,145	6,333	8,135
	Ordinary shares (3)	—	—	1,366,452	1,350	1,914
					7,683	10,049	0.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)	—	—	123,968	$11	$978
	Ordinary shares (2)	—	—	107,143	9	845
					20	1,823	0.18%
Total Shares - United States					$135,858	$140,027	13.58%
Total Funded Investments					$166,764	$168,614	16.35%
Unfunded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(11) - Undrawn	—	10/15/2021	$1,025	$—	$—	—%
Total Unfunded Debt Investments - United States				$1,025	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$166,764	$168,614	16.35%
Controlled Investments (23)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)	9.80% (L + 8.50%/Q)	1/13/2019	$10,846	$10,846	$10,846
	First lien (2)	9.80% (L + 7.50% + 1.00% PIK/Q)*	1/13/2019	793	793	793
	Subordinated (2)	15.00% PIK/Q*	7/13/2019	1,859	1,859	1,859
	Subordinated (3)	15.00% PIK/Q*	7/13/2019	1,112	1,112	1,112
				14,610	14,610	14,610	1.42%
Total Funded Debt Investments - United States				$14,610	$14,610	$14,610	1.42%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (8)	—	—	—	$7,345	$7,345	0.71%
Total Shares - Canada					$7,345	$7,345	0.71%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)	—	—	—	$79,400	$79,400	7.70%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(18)	—	—	20,355,892	17,976	18,867
	Preferred shares (3)(18)	—	—	5,625,400	4,967	5,214
	Preferred shares (3)(19)	—	—	9,900,680	9,901	9,901
	Ordinary shares (2)	—	—	2,096,477	1,925	8,029
	Ordinary shares (3)	—	—	1,993,749	531	7,636
					35,300	49,647	4.81%
NM KRLN LLC
Net Lease	Membership interest (8)	—	—	—	7,510	7,510	0.73%
NM DRVT LLC
Net Lease	Membership interest (8)	—	—	—	5,152	5,152	0.50%
NM APP US LLC
Net Lease	Membership interest (8)	—	—	—	5,080	5,016	0.49%
NM JRA LLC
Net Lease	Membership interest (8)	—	—	—	2,043	2,043	0.20%
Total Shares - United States					$134,485	$148,768	14.43%
Total Shares					$141,830	$156,113	15.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)	—	12/31/2018	526,925	$—	$—	—%
Warrants - United States					$—	$—	—%
Total Funded Investments					$156,440	$170,723	16.56%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(11) - Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien (3)(11) - Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments - United States				$2,806	$—	$—	—%
Total Controlled Investments					$156,440	$170,723	16.56%
Total Investments					$1,837,337	$1,855,033	179.87%

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

(9)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2017.

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(in thousands, except shares)
(unaudited)

(17)	The Company holds preferred equity in Permian Holdco 1, Inc. that is entitled to receive cumulative preferential dividends at a rate of 12.0% per annum payable in additional shares.

(18)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(19)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.

(20)	The Company holds equity investments in TW-NHME Holdings Corp., and holds a second lien term loan investment in National HME, Inc., a wholly-owned subsidiary of TW-NHME Holdings Corp.

(21)	The Company holds convertible preferred equity in HI Technology Corp that is accruing dividends at a rate of 15.0% per annum.

(22)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2017 and December 31, 2016, along with transactions during the six months ended June 30, 2017 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2016	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$23,247	$6,522	$(500)	$—	$(732)	$28,537	$1,235	$—	$—
HI Technology Corp.	—	105,155	—	—	—	105,155	—	4,167	—
NMFC Senior Loan Program I LLC	23,000	—	—	—	—	23,000	—	1,846	579
Permian Holdco 1, Inc. / Permian Holdco 2, Inc.	11,193	591	—	—	138	11,922	124	464	15
Total Non-Controlled/Affiliated Investments	$57,440	$112,268	$(500)	$—	$(594)	$168,614	$1,359	$6,477	$594

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

(23)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of June 30, 2017 and December 31, 2016, along with transactions during the six months ended June 30, 2017 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2016	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income	Dividend Income	Other Income
New Mountain Net Lease Corporation	$27,000	$—	$(27,000)	$—	$—	$—	$—	$—	$—
NM APP Canada Corp.	—	7,345	—	—	—	7,345	—	460	—
NM APP US LLC	—	5,080	—	—	(64)	5,016	—	284	—
NM DRVT LLC	—	5,152	—	—	—	5,152	—	250	—
NM JRA LLC	—	2,043	—	—	—	2,043	—	110	—
NM KRLN LLC	—	7,510	—	—	—	7,510	—	366	—
NMFC Senior Loan Program II LLC	71,460	7,940	—	—	—	79,400	—	6,610	—
UniTek Global Services, Inc.	56,361	11,797	(4,006)	—	105	64,257	884	1,674	343
Total Controlled Investments	$154,821	$46,867	$(31,006)	$—	$41	$170,723	$884	$9,754	$343

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2017, 12.3% of the Company’s total assets were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2017
(unaudited)

June 30, 2017
Investment Type	Percent of Total Investments at Fair Value
First lien	40.27%
Second lien	38.93%
Subordinated	4.17%
Equity and other	16.63%
Total investments	100.00%

June 30, 2017
Industry Type	Percent of Total Investments at Fair Value
Business Services	32.23%
Software	26.37%
Healthcare Services	8.51%
Investment Fund	5.52%
Consumer Services	5.39%
Education	5.28%
Distribution & Logistics	4.55%
Federal Services	4.33%
Energy	3.95%
Net Lease	1.46%
Healthcare Information Technology	0.81%
Packaging	0.77%
Business Products	0.65%
Media	0.18%
Total investments	100.00%

June 30, 2017
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.33%
Fixed rates	12.67%
Total investments	100.00%

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

(21)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2015 and December 31, 2016, along with transactions during the year ended December 31, 2016 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2015	Gross Additions(A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$22,782	$6,147	$(4,002)	$—	$(1,680)	$23,247	$2,254	$—	$—
NMFC Senior Loan Program I LLC	21,914	—	—	—	1,086	23,000	—	3,728	1,163
Permian Holdco 1, Inc. / Permian Holdco 2, Inc.	—	8,965	—	—	2,228	11,193	41	156	5
Tenawa Resource Holdings LLC	42,591	16	(42,288)	—	(319)	—	2,243	—	25
Total Non-Controlled/Affiliated Investments	$87,287	$15,128	$(46,290)	$—	$1,315	$57,440	$4,538	$3,884	$1,193
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2016
(in thousands, except shares)

(22)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2015 and December 31, 2016, along with transactions during the year ended December 31, 2016 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2015	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Dividend Income	Other Income
New Mountain Net Lease Corporation	$—	$27,000	$—	$—	$—	$27,000	$—	$540	$—
NMFC Senior Loan Program II LLC	—	71,460	—	—	—	71,460	—	3,533	—
UniTek Global Services, Inc.	47,422	3,464	(2,599)	—	8,074	56,361	1,904	3,023	558
Total Controlled Investments	$47,422	$101,924	$(2,599)	$—	$8,074	$154,821	$1,904	$7,096	$558
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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 9.9% of the Company’s total assets were non-qualifying assets.

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

June 30, 2017
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through June 30, 2017, NMFC raised approximately $614,581 in net proceeds from additional offerings of its common stock.
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
The Company’s wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), the Company's wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”), that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC LP received a license from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”). The Company's wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent it invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC LP’s investment objective is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC LP’s investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2017, the Company’s top five industry concentrations were business services, software, healthcare services, investment fund and consumer services.

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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2017.
Below is certain summarized property information for NMNLC as of June 30, 2017:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2017
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,345
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,016
			Cleveland, OH
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,152
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,043
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	7,510
					$27,066
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2017 and December 31, 2016, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $28,385 and $29,218, respectively, and collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $28,385 and $29,218, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690,000. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from the Company at the par value of the collateralized agreement once called upon by the Company or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by the Company but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of June 30, 2017, litigation is on-

going in the state of New York and the Cayman Islands to resolve this matter. The collateralized agreement earned interest at a contractual weighted average rate of 16.0% and 16.0% per annum as of June 30, 2017 and December 31, 2016, respectively.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2017 and December 31, 2016.
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
For the three and six months ended June 30, 2017, the Company recognized a total income tax benefit of approximately $9 and $684, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2017, the Company recorded current income tax expense of approximately $155 and $235, respectively, and deferred income tax benefit of approximately $164 and $919, respectively. For the three and six months ended June 30, 2016, the Company recognized a total income tax benefit of approximately $34 and $717, respectively, for the Company’s consolidated subsidiaries.  For the three and six months ended June 30, 2016, the Company recorded current income tax expense of approximately $50 and $91, respectively, and deferred income tax benefit of approximately $84 and $808, respectively.
As of June 30, 2017 and December 31, 2016, the Company had $115 and $1,034, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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

Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 23, 2016, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2017 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2017, the Company did not repurchase any shares of the Company's common stock. During the three and six months ended June 30, 2016, the Company repurchased a total of 123,549 and 248,499 shares, respectively, of the Company's common stock in the open market for $1,515 and $2,948, respectively, including commissions paid.
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
Note 3. Investments
At June 30, 2017, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$755,974	$746,952
Second lien	718,981	722,172
Subordinated	75,588	77,369
Equity and other	286,794	308,540
Total investments	$1,837,337	$1,855,033

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$576,717	$597,896
Software	487,678	489,102
Healthcare Services	155,618	157,792
Investment Fund	102,400	102,400
Consumer Services	99,172	100,217
Education	97,887	97,882
Distribution & Logistics	82,281	84,348
Federal Services	79,763	80,251
Energy	84,229	73,324
Net Lease	27,130	27,066
Healthcare Information Technology	14,666	14,963
Packaging	14,301	14,301
Business Products	12,048	12,000
Media	3,447	3,491
Total investments	$1,837,337	$1,855,033
At December 31, 2016, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$706,140	$700,580
Second lien	638,347	604,203
Subordinated	68,341	66,559
Equity and other	162,350	187,475
Total investments	$1,575,178	$1,558,817
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$446,008	$461,997
Software	424,965	420,896
Consumer Services	105,868	106,392
Investment Fund	94,460	94,460
Education	93,651	94,168
Energy	81,390	75,168
Healthcare Services	70,731	71,844
Distribution & Logistics	88,768	61,696
Federal Services	59,881	60,116
Net Lease	27,000	27,000
Business Products	25,613	24,958
Media	21,189	24,162
Retail	21,006	21,016
Healthcare Information Technology	14,648	14,944
Total investments	$1,575,178	$1,558,817

During the first quarter of 2017, the Company placed its entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, the Company's investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27,231, an aggregate fair value of $12,725 and total unearned interest income of $897 and $1,388 for the three and six months then ended.
During the third quarter of 2016, the Company placed its entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of March 31, 2017, the Company's investment in Transtar had an aggregate cost basis of $31,166, an aggregate fair value of $3,621 and total unearned interest income of approximately $1,809 for the three months then ended. In April 2017, Transtar completed a restructuring which resulted in a $3,606 million repayment of the Company's second lien position. The Company recognized a realized loss of $27,560 during the six months ended June 30, 2017 related to Transtar.
During the second quarter of 2016, the Company placed a portion of its first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, the Company’s investment in Permian had an aggregate cost basis of $24,444, an aggregate fair value of $7,064 and total unearned interest income of $1,273 for the nine months then ended. In October 2016, Permian completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Permian. Prior to the extinguishment in October 2016, the Company’s original investment in Permian had an aggregate cost of $25,047, an aggregate fair value of $7,064 and total unearned interest income of $1,422 for the year ended December 31, 2016. The extinguishment resulted in a realized loss of $17,983.  Post restructuring, the Company’s investments in Permian have been restored to full accrual status. As of June 30, 2017, the Company’s investments in Permian have an aggregate cost basis of$9,556 and an aggregate fair value of $11,922.
During the third quarter of 2016, the Company received notice that there would be no recovery of the outstanding principal and interest owed on its two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, the Company’s first lien positions in ATI had an aggregate cost of $1,528 and an aggregate fair value of $0 and no unearned interest income for the period then ended. The Company wrote off its first lien positions in ATI and recognized an aggregate realized loss of $1,528 during the three months ended September 30, 2016. As of June 30, 2017, the Company's preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of the Company's first lien positions in ATI, had an aggregate cost basis of $83 and an aggregate fair value of $393.
As of June 30, 2017, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $27,341 and $9,000, respectively. As of June 30, 2017, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $23,236. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2017.
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
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended for up to one year pursuant to certain terms of the SLP I Agreement. SLP I had a three year re-investment period. In June 2017, the re-investment period was extended for one additional year. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of June 30, 2017, SLP I had total investments with an aggregate fair value of approximately $339,058, debt outstanding of $254,917 and capital that had been called and funded of $93,000. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348,672, debt outstanding of $256,517 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2017 and December 31, 2016.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2017, the Company earned approximately $289 and $579, respectively, in management fees related to SLP I, which is included in other income. For the three and six months ended June 30, 2016, the Company earned approximately $293 and $593, respectively, in management fees related to SLP I, which is included in other income. As of June 30, 2017 and December 31, 2016, approximately $289 and $286, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2017, the Company earned approximately $842 and $1,846, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2016, the Company earned approximately $887 and $1,807, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2017 and December 31, 2016, approximately $842 and $861, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions were completed. Any decision by SLP II to call down on capital commitments required approval by the board of managers of SLP II. As of June 30, 2017, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2017 and December 31, 2016.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. As of June 30, 2017 and December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $384,650 and $361,719, respectively, and debt outstanding under its credit facility of $274,460 and $249,960, respectively.

The following table is a listing of the individual loans in SLP II's portfolio as of June 30, 2017:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
ADG, LLC	Healthcare Services	6.00% (L + 4.75%)	9/28/2023	$17,121	$16,965	$17,035
AssuredPartners, Inc.	Business Services	4.73% (L + 3.50%)	10/21/2022	10,009	9,995	10,019
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.30% (L + 5.00%)	8/21/2023	14,888	14,753	14,888
Cvent, Inc.	Software	5.23% (L + 4.00%)	11/29/2023	9,975	9,882	10,016
DigiCert Holdings, Inc.	Software	6.30% (L + 5.00%)	10/21/2021	14,776	14,699	14,813
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.55% (L + 5.25%)	2/18/2022	14,924	14,784	15,017
Emerald 2 Limited	Business Services	5.30% (L + 4.00%)	5/14/2021	1,277	1,213	1,226
EPIC Holdings Inc.	Business Services	6.23% (L + 5.00%)	3/16/2023	15,000	14,963	15,056
Evo Payments International, LLC	Business Services	6.23% (L + 5.00%)	12/22/2023	17,456	17,374	17,688
Explorer Holdings, Inc.	Healthcare Services	6.17% (L + 5.00%)	5/2/2023	2,955	2,930	2,983
Globallogic Holdings Inc.	Business Services	5.80% (L + 4.50%)	6/20/2022	9,726	9,653	9,804
Greenway Health, LLC	Software	6.05% (L + 4.75%)	2/16/2024	15,000	14,928	15,069
Hyperion Insurance Group Limited	Business Services	5.25% (L + 4.00%)	4/29/2022	10,721	10,570	10,808
Idera, Inc.	Software	6.26% (L + 5.00%)	6/28/2024	12,682	12,555	12,682
J.D. Power and Associates	Business Services	5.55% (L + 4.25%)	9/7/2023	9,925	9,880	9,987
Keystone Acquisition Corp.	Healthcare Services	6.55% (L + 5.25%)	5/1/2024	5,400	5,346	5,380
Market Track, LLC	Business Services	5.33% (L + 4.25%)	6/5/2024	12,000	11,940	12,000
McGraw-Hill Global Education Holdings, LLC	Education	5.23% (L + 4.00%)	5/4/2022	9,900	9,859	9,765
Medical Solutions Holdings, Inc.	Healthcare Services	5.49% (L + 4.25%)	6/14/2024	7,000	6,965	7,039
MHVC Acquisition Corp.	Federal Services	6.48% (L + 5.25%)	4/29/2024	10,500	10,448	10,579
Ministry Brands, LLC	Software	6.23% (L + 5.00%)	12/2/2022	2,148	2,138	2,170
Ministry Brands, LLC	Software	6.23% (L + 5.00%)	12/2/2022	7,807	7,771	7,885
Mister Car Wash Holdings, Inc.	Consumer Services	5.00% (L + 3.75%)	8/20/2021	4,940	4,929	4,963
Navex Global, Inc.	Software	5.55% (L + 4.25%)	11/19/2021	14,856	14,662	14,875
nThrive, Inc. (fka Precyse Acquisition Corp.)	Healthcare Services	5.73% (L + 4.50%)	10/20/2022	9,900	9,774	9,971
Poseidon Intermediate, LLC	Software	5.48% (L + 4.25%)	8/15/2022	13,444	13,444	13,516
Quest Software US Holdings Inc.	Software	7.23% (L + 6.00%)	10/31/2022	9,950	9,814	10,123
Salient CRGT Inc.	Federal Services	6.98% (L + 5.75%)	2/28/2022	14,906	14,765	14,794
Severin Acquisition, LLC	Software	6.05% (L + 4.75%)	7/30/2021	14,961	14,894	14,888
SolarWinds Holdings, Inc.	Software	4.73% (L + 3.50%)	2/3/2023	5,948	5,950	5,969
TIBCO Software Inc.	Software	5.73% (L + 4.50%)	12/4/2020	3,990	3,990	4,016
TTM Technologies, Inc.	Business Products	5.48% (L + 4.25%)	5/31/2021	5,616	5,611	5,722
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	6.48% (L + 5.25%)	7/6/2022	1,954	1,954	1,966
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	6.05% (L + 4.75%)	11/23/2019	10,743	10,727	10,901
Vision Solutions, Inc.	Software	7.75% (L + 6.50%)	6/16/2022	8,663	8,589	8,674
WP CityMD Bidco LLC	Healthcare Services	5.30% (L + 4.00%)	6/7/2024	15,000	14,963	15,038
Zywave, Inc.	Software	6.27% (L + 5.00%)	11/17/2022	17,413	17,333	17,325
Total Funded Investments				$383,474	$381,010	$384,650
Unfunded Investments - First lien:
Idera, Inc.	Software	—	9/28/2017	$2,318	$—	$—
Total Unfunded Investments				$2,318	$—	$—
Total Investments				$385,792	$381,010	$384,650

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2017.

(2)
Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company's board of directors does not determine the fair value of the investments held by SLP II.

The following table is a listing of the individual loans in SLP II's portfolio as of December 31, 2016:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
ADG, LLC	Healthcare Services	5.75% (L + 4.75%)	9/28/2023	$17,207	$17,040	$17,121
AssuredPartners, Inc.	Business Services	5.25% (L + 4.25%)	10/21/2022	11,862	11,847	12,058
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.00% (L + 5.00%)	8/21/2023	14,962	14,819	14,963
Coinstar, LLC	Consumer Services	5.25% (L + 4.25%)	9/27/2023	4,987	4,963	5,054
Cvent, Inc.	Software	6.00% (L + 5.00%)	11/29/2023	10,000	9,901	10,125
DigiCert Holdings, Inc.	Software	6.00% (L + 5.00%)	10/21/2021	14,900	14,814	14,881
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.25% (L + 5.25%)	2/18/2022	10,507	10,350	10,402
Emerald 2 Limited	Business Services	5.00% (L + 4.00%)	5/14/2021	1,277	1,206	1,174
Engility Corporation (fka TASC, Inc.)	Federal Services	5.81% (Base + 4.72%)	8/14/2023	13,860	13,793	14,080
Evo Payments International, LLC	Business Services	6.00% (L + 5.00%)	12/22/2023	17,500	17,413	17,602
Explorer Holdings, Inc.	Healthcare Services	6.00% (L + 5.00%)	5/2/2023	4,975	4,929	5,028
Globallogic Holdings Inc.	Business Services	5.50% (L + 4.50%)	6/20/2022	10,000	9,900	10,013
GOBP Holdings Inc.	Retail	5.00% (L + 4.00%)	10/21/2021	14,955	14,816	14,985
Hyperion Insurance Group Limited	Business Services	5.50% (L + 4.50%)	4/29/2022	14,401	14,179	14,476
J.D. Power and Associates	Business Services	5.25% (L + 4.25%)	9/7/2023	9,975	9,927	10,075
Kronos Incorporated	Software	5.00% (L + 4.00%)	11/1/2023	10,000	9,951	10,105
Masergy Holdings, Inc.	Business Services	5.50% (L + 4.50%)	12/15/2023	7,500	7,463	7,563
McGraw-Hill Global Education Holdings, LLC	Education	5.00% (L + 4.00%)	5/4/2022	9,950	9,905	9,971
Ministry Brands, LLC	Software	6.00% (L + 5.00%)	12/2/2022	7,846	7,807	7,807
Mister Car Wash Holdings, Inc.	Consumer Services	5.25% (L + 4.25%)	8/20/2021	8,312	8,250	8,354
Navex Global, Inc.	Software	5.99% (L + 4.75%)	11/19/2021	14,933	14,718	14,858
nThrive, Inc. (fka Precyse Acquisition Corp.)	Healthcare Services	6.50% (L + 5.50%)	10/20/2022	9,950	9,813	10,083
Poseidon Intermediate, LLC	Software	5.25% (L + 4.25%)	8/15/2022	14,962	14,962	15,055
Quest Software US Holdings Inc.	Software	7.00% (L + 6.00%)	10/31/2022	10,000	9,853	10,153
Rocket Software, Inc.	Software	5.25% (L + 4.25%)	10/14/2023	14,962	14,817	15,129
SolarWinds Holdings, Inc.	Software	5.50% (L + 4.50%)	2/3/2023	14,688	14,697	14,852
TTM Technologies, Inc.	Business Products	5.25% (L + 4.25%)	5/31/2021	13,548	13,444	13,599
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	5.75% (L + 4.75%)	11/23/2019	10,801	10,780	10,942
Vision Solutions, Inc.	Software	7.50% (Base + 6.50%)	6/16/2022	9,938	9,845	9,919
Vivid Seats LLC	Business Services	6.75% (L + 5.75%)	10/12/2022	4,000	3,922	3,985
WD Wolverine Holdings, LLC	Healthcare Services	6.50% (L + 5.50%)	10/17/2023	10,200	9,900	9,894
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	17,500	17,414	17,413
Total Investments				$360,458	$357,438	$361,719

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

Below is certain summarized financial information for SLP II as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and June 30, 2016:

Selected Balance Sheet Information:	June 30, 2017	December 31, 2016
Investments at fair value (cost of $381,010 and $357,438, respectively)	$384,650	$361,719
Receivable from unsettled securities sold	6,989	1,007
Cash and other assets	10,848	10,138
Total assets	$402,487	$372,864

Credit facility	$274,460	$249,960
Deferred financing costs	(2,268)	(2,565)
Payable for unsettled securities purchased	19,520	24,862
Distribution payable	4,000	3,000
Other liabilities	2,740	3,350
Total liabilities	298,452	278,607

Members' capital	$104,035	$94,257
Total liabilities and members' capital	$402,487	$372,864

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information:	June 30, 2017	June 30, 2016(1)	June 30, 2017	June 30, 2016(1)
Interest income	$5,630	$628	$10,803	$628
Other income	102	49	316	49
Total investment income	5,732	677	11,119	677

Interest and other financing expenses	2,074	533	3,923	533
Other expenses	212	329	374	329
Total expenses	2,286	862	4,297	862
Net investment income	3,446	(185)	6,822	(185)

Net realized gains on investments	814	34	1,922	34
Net change in unrealized (depreciation) appreciation of investments	(535)	115	(641)	115
Net increase in members' capital	$3,725	$(36)	$8,103	$(36)

(1)	SLP II commenced operations on April 12, 2016.
For the three and six months ended June 30, 2017, the Company earned approximately $3,176 and $6,610, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2016, the Company did not earn any dividend income related to SLP II. As of June 30, 2017 and December 31, 2016, approximately $3,176 and $2,382, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of June 30, 2017, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).

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
The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value, resulting in recognized realized gains or losses upon disposition.
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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2017:

	Total	Level I	Level II	Level III
First lien	$746,952	$—	$244,689	$502,263
Second lien	722,172	—	319,607	402,565
Subordinated	77,369	—	50,692	26,677
Equity and other	308,540	14	8	308,518
Total investments	$1,855,033	$14	$614,996	$1,240,023
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2016:

	Total	Level I	Level II	Level III
First lien	$700,580	$—	$169,979	$530,601
Second lien	604,203	—	280,026	324,177
Subordinated	66,559	—	41,906	24,653
Equity and other	187,475	28	—	187,447
Total investments	$1,558,817	$28	$491,911	$1,066,878
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2017, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2017:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2017	$1,199,039	$526,968	$347,519	$25,603	$298,949
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(26,615)	538	(27,560)	—	407
Net change in unrealized appreciation (depreciation)	25,078	(3,784)	28,813	336	(287)
Purchases, including capitalized PIK and revolver fundings	198,614	92,491	93,899	1,238	10,986
Proceeds from sales and paydowns of investments	(156,191)	(114,048)	(40,106)	(500)	(1,537)
Transfers into Level III(1)	25,957	25,957	—	—	—
Transfers out of Level III(1)	(25,859)	(25,859)	—	—	—
Fair Value, June 30, 2017	$1,240,023	$502,263	$402,565	$26,677	$308,518
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,047)	$(3,114)	$1,482	$336	$(751)

(1)
As of June 30, 2017, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2017, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2017:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2016	$1,066,878	$530,601	$324,177	$24,653	$187,447
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(26,305)	556	(27,268)	—	407
Net change in unrealized appreciation (depreciation)	23,743	(4,016)	30,583	547	(3,371)
Purchases, including capitalized PIK and revolver fundings	395,019	129,550	137,919	1,977	125,573
Proceeds from sales and paydowns of investments	(206,202)	(148,423)	(55,742)	(500)	(1,537)
Transfers into Level III(1)	24,744	—	24,744	—	—
Transfers out of Level III(1)	(37,854)	(6,005)	(31,848)	—	(1)
Fair Value, June 30, 2017	$1,240,023	$502,263	$402,565	$26,677	$308,518
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(3,567)	$(3,971)	$3,496	$547	$(3,639)

(1)
As of June 30, 2017, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2016, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2016:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2015	$699,987	$340,890	$182,758	$53,459	$122,880
Total gains or losses included in earnings:
Net realized gains on investments	1,508	540	849	119	—
Net change in unrealized appreciation (depreciation)	9,505	6,679	(5,568)	1,933	6,461
Purchases, including capitalized PIK and revolver fundings	141,650	39,071	71,357	1,223	29,999
Proceeds from sales and paydowns of investments	(99,757)	(50,590)	(34,167)	(15,000)	—
Transfers into Level III(1)	92,163	19,255	72,908	—	—
Transfers out of Level III(1)	(24,314)	(24,314)	—	—	—
Fair Value, June 30, 2016	$820,742	$331,531	$288,137	$41,734	$159,340
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,443	$6,539	$(7,609)	$2,052	$6,461

(1)
As of June 30, 2016, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2017 and June 30, 2016. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2017 and December 31, 2016, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2017 and December 31, 2016, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2017 were as follows:

				Range
Type	Fair Value as of June 30, 2017	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$359,727	Market & income approach	EBITDA multiple	2.8x	16.0x	9.9x
			Revenue multiple	0.5x	8.0x	2.8x
			Discount rate	6.2%	14.0%	9.2%
	60,375	Market quote	Broker quote	N/A	N/A	N/A
	82,161	Other	N/A(1)	N/A	N/A	N/A
Second lien	254,875	Market & income approach	EBITDA multiple	7.0x	17.0x	11.2x
			Revenue multiple	3.3x	6.2x	4.4x
			Discount rate	7.9%	12.4%	10.6%
	133,389	Market quote	Broker quote	N/A	N/A	N/A
	14,301	Other	N/A(1)	N/A	N/A	N/A
Subordinated	26,677	Market & income approach	EBITDA multiple	4.0x	8.5x	7.3x
			Revenue multiple	0.5x	1.0x	0.7x
			Discount rate	7.9%	16.3%	12.8%
Equity and other	297,751	Market & income approach	EBITDA multiple	2.5x	13.0x	9.8x
			Revenue multiple	0.5x	1.0x	0.7x
			Discount rate	7.3%	19.3%	12.3%
	866	Black Scholes analysis	Expected life in years	8.8	8.8	8.8
			Volatility	26.2%	26.2%	26.2%
			Discount rate	2.2%	2.2%	2.2%
	9,901	Other	N/A(1)	N/A	N/A	N/A
	$1,240,023

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of June 30, 2017, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures and Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of June 30, 2017 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility, SBA-guaranteed debentures and Unsecured Notes are considered Level III. The fair value of the Convertible Notes (as defined in Note 7. Borrowings) as of June 30, 2017 was $161,460, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of June 30, 2017 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility"). The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of June 30, 2017 and June 30, 2016 approximated $356,569 and $269,625, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2017, management fees waived were approximately $1,485 and $2,841, respectively. For the three and six months ended June 30, 2016, management fees waived were approximately $1,241 and $2,560, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of June 30, 2017), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

For the three and six months ended June 30, 2017, incentive fees waived were approximately $0 and $1,800, respectively. For the three and six months ended June 30, 2016, no incentive fees were waived by the Investment Adviser. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of the Company’s Adjusted Realized Capital Gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Management fee	$8,275	$6,818	$15,889	$13,654
Less: management fee waiver	(1,485)	(1,241)	(2,841)	(2,560)
Total management fee	6,790	5,577	13,048	11,094
Incentive fee, excluding accrued capital gains incentive fees	$6,449	$5,449	$11,857	$10,834
Less: incentive fee waiver	—	—	(1,800)	—
Total incentive fee	6,449	5,449	10,057	10,834
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)
As of June 30, 2017 and June 30, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statement of Operations for the three and six months ended June 30, 2017 is adjusted to reflect this step-up to fair market value.

	Three Months Ended June 30, 2017	Stepped-up Cost Basis Adjustments		Adjusted Three Months Ended June 30, 2017
Investment income
Interest income(1)	$37,639	$—	(7)	$37,639
Dividend income(2)	9,670	—		9,670
Other income	2,710	—		2,710
Total investment income(3)	50,019	—		50,019
Total expenses pre-incentive fee(4)	17,772	—		17,772
Pre-Incentive Fee Net Investment Income	32,247	—		32,247
Incentive fee(5)	6,449	—		6,449
Post-Incentive Fee Net Investment Income	25,798	—		25,798
Net realized losses on investments(6)	(26,453)	—		(26,453)
Net change in unrealized appreciation (depreciation) of investments(6)	27,852	—	(7)	27,852
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(33)	—		(33)
Benefit for taxes	164	—		164
Net increase in net assets resulting from operations	$27,328			$27,328

(1)	Includes $873 in PIK interest from investments.

(2)	Includes $4,841 in PIK and non-cash dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $4 and management fee waivers of $1,485.

(5)	For the three months ended June 30, 2017, the Company incurred total incentive fees of $6,449, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(7)	For the three months ended June 30, 2017, the adjustment was less than $1.

	Six Months Ended June 30, 2017	Stepped-up Cost Basis Adjustments		Adjusted Six Months Ended June 30, 2017
Investment income
Interest income(1)	$71,637	$—	(7)	$71,637
Dividend income(2)	16,403	—		16,403
Other income	5,286	—		5,286
Total investment income(3)	93,326	—		93,326
Total expenses pre-incentive fee(4)	34,040	—		34,040
Pre-Incentive Fee Net Investment Income	59,286	—		59,286
Incentive fee(5)	10,057	—		10,057
Post-Incentive Fee Net Investment Income	49,229	—		49,229
Net realized losses on investments(6)	(25,627)	—		(25,627)
Net change in unrealized appreciation (depreciation) of investments(6)	34,057	—	(7)	34,057
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(833)	—		(833)
Benefit for taxes	919	—		919
Net increase in net assets resulting from operations	$57,745			$57,745

(1)	Includes $1,741 in PIK interest from investments.

(2)	Includes $6,318 in PIK and non-cash dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $474 and management fee waivers of $2,841.

(5)
For the six months ended June 30, 2017, the Company incurred total incentive fees of $10,057, net of the incentive fee waiver of $1,800, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(7)	For the six months ended June 30, 2017, the adjustment was less than $1.

The following Consolidated Statement of Operations for the three and six months ended June 30, 2016 is adjusted to reflect this step-up to fair market value.

	Three Months Ended June 30, 2016	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended June 30, 2016
Investment income
Interest income(1)	$38,412	$(35)	$38,377
Dividend income(2)	1,721	—	1,721
Other income	1,357	—	1,357
Total investment income(3)	41,490	(35)	41,455
Total expenses pre-incentive fee(4)	14,209	—	14,209
Pre-Incentive Fee Net Investment Income	27,281	(35)	27,246
Incentive fee(5)	5,449	—	5,449
Post-Incentive Fee Net Investment Income	21,832	(35)	21,797
Net realized gains (losses) on investments(6)	865	(86)	779
Net change in unrealized appreciation (depreciation) of investments(6)	21,956	121	22,077
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(44)	—	(44)
Benefit for taxes	84	—	84
Net increase in net assets resulting from operations	$44,693		$44,693

(1)	Includes $950 in PIK interest from investments.

(2)	Includes $742 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $63 and management fee waivers of $1,241.

(5)	For the three months ended June 30, 2016, the Company incurred total incentive fees of $5,449, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

	Six Months Ended June 30, 2016	Stepped-up Cost Basis Adjustments	Adjusted Six Months Ended June 30, 2016
Investment income
Interest income(1)	$76,202	$(64)	$76,138
Dividend income(2)	3,360	—	3,360
Other income	2,904	—	2,904
Total investment income(3)	82,466	(64)	82,402
Total expenses pre-incentive fee(4)	28,233	—	28,233
Pre-Incentive Fee Net Investment Income	54,233	(64)	54,169
Incentive fee(5)	10,834	—	10,834
Post-Incentive Fee Net Investment Income	43,399	(64)	43,335
Net realized gains (losses) on investments(6)	1,041	(124)	917
Net change in unrealized appreciation (depreciation) of investments(6)	7,570	188	7,758
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(74)	—	(74)
Benefit for taxes	808	—	808
Net increase in net assets resulting from operations	$52,744		$52,744

(1)	Includes $1,903 in PIK interest from investments.

(2)	Includes $1,461 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $347 and management fee waivers of $2,560.

(5)	For the six months ended June 30, 2016, the Company incurred total incentive fees of $10,834, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2017, approximately $371 and $783, respectively, of indirect administrative expenses were included in administrative expenses of which $4 and $416, respectively, of indirect administrative expenses were waived by the Administrator. For the three and six months ended June 30, 2016, approximately $363 and $931, respectively, of indirect administrative expenses were included in administrative expenses of which $63 and $347, respectively, of indirect administrative expenses were waived by the Administrator. As of June 30, 2017 and December 31, 2016, approximately $367 and $0, respectively, of indirect administrative expenses were included in payable to affiliates.

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
The Company has entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. On June 5, 2017, the SEC issued an exemptive order (the “Exemptive Order”) which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies.
Note 7. Borrowings
Holdings Credit Facility—On December 18, 2014, the Company entered into the Second Amended and Restated Loan and Security Agreement (the “Holdings Credit Facility”), among the Company, as the Collateral Manager, NMF Holdings as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019.

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$2,894	$2,351	$5,603	$4,994
Non-usage fee	$173	$183	$357	$308
Amortization of financing costs	$401	$401	$798	$803
Weighted average interest rate	3.2%	2.7%	3.2%	2.7%
Effective interest rate	3.9%	3.4%	3.9%	3.3%
Average debt outstanding	$356,307	$348,039	$351,198	$371,374
As of June 30, 2017 and December 31, 2016, the outstanding balance on the Holdings Credit Facility was $328,713 and $333,513, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of June 30, 2017, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$783	$541	$1,073	$1,227
Non-usage fee	$33	$43	$115	$46
Amortization of financing costs	$98	$92	$194	$181
Weighted average interest rate	3.5%	2.9%	3.5%	2.9%
Effective interest rate	4.2%	3.7%	4.5%	3.5%
Average debt outstanding	$87,902	$72,736	$61,429	$82,783
As of June 30, 2017 and December 31, 2016, the outstanding balance on the NMFC Credit Facility was $122,500 and $10,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of June 30, 2017.

June 30, 2017
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at June 30, 2017	11.7%
Conversion rate at June 30, 2017(1)(2)	63.2794
Conversion price at June 30, 2017(2)(3)	$15.80
Last conversion price calculation date	June 3, 2017

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2017 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$1,940	$1,437	$3,881	$2,875
Amortization of financing costs	$297	$186	$590	$371
Amortization of premium	$(28)	$—	$(55)	$—
Effective interest rate	5.7%	5.7%	5.7%	5.7%
Average debt outstanding	$155,250	$115,000	$155,250	$115,000
As of June 30, 2017 and December 31, 2016, the outstanding balance on the Convertible Notes was $155,250 and $155,250, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
Unsecured Notes—On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, the Company issued $55.0 million in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes" and together with the 2016 Unsecured Notes, the "Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. The NPA provides for future issuances of Unsecured Notes in separate series or tranches. The Unsecured Notes are equal in priority with the Company’s other unsecured indebtedness, including the Company’s Convertible Notes.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commences on January 15, 2018. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016(1)	June 30, 2017	June 30, 2016(1)
Interest expense	$1,203	$406	$2,398	$406
Amortization of financing costs	$103	$37	$204	$37
Effective interest rate	5.8%	5.8%	5.8%	5.8%
Average debt outstanding	$90,604	$50,000	$90,304	$50,000

(1)	For the three and six months ended June 30, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the Unsecured Notes) to June 30, 2016.
As of June 30, 2017 and December 31, 2016, the outstanding balance on the Unsecured Notes was $145,000 and $90,000, respectively, and the Company was in compliance with the terms of the NPA.
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
As of June 30, 2017 and December 31, 2016, SBIC LP had regulatory capital of approximately $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $126,745 and $121,745, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2017.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
Interim SBA-guaranteed debentures:
	September 1, 2027(1)	3,000	1.627%	0.742%
	September 1, 2027(1)	2,000	1.576%	0.742%
Total SBA-guaranteed debentures		$126,745

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in September 2017.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$979	$937	$1,932	$1,820
Amortization of financing costs	$104	$99	$205	$197
Weighted average interest rate	3.2%	3.2%	3.2%	3.1%
Effective interest rate	3.5%	3.5%	3.5%	3.4%
Average debt outstanding	$124,305	$117,998	$123,025	$117,871
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2017 and December 31, 2016, SBIC LP was in compliance with SBA regulatory requirements.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by law for investment and other general business purposes. The Company’s lenders will have fixed dollar claims on certain assets that are superior to the claims of the Company’s common stockholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company’s fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company’s net asset value. Similarly, leverage may cause a sharper decline in the Company’s income than if the Company had not borrowed. Such a decline could negatively affect the Company’s ability to make distributions to its stockholders. Leverage is generally considered a speculative investment technique. The Company’s ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2017, the Company had unfunded commitments on revolving credit facilities of $27,341, outstanding bridge financing commitments of $9,000 and other future funding commitments of $23,236. As of December 31, 2016, the Company had unfunded commitments on revolving credit facilities of $27,915, no outstanding bridge financing commitments and other future funding commitments of $16,368. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s respective Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of June 30, 2017 and December 31, 2016. See Note 7. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of June 30, 2017 and December 31, 2016, the Company had commitment letters to purchase investments in the aggregate par amount of $19,200 and $14,818, respectively, which could require funding in the future.
As of June 30, 2017 and December 31, 2016, the Company had unfunded commitments related to an equity investment in SLP II of $0 and $7,940, respectively, which was funded at the Company's discretion.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Treasury Stock	Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized (Depreciation)	Total
	Shares	Par Amount	at Cost	Excess of Par	Income	(Losses) Gains	Appreciation	Net Assets
Balance at December 31, 2016	69,717,814	$698	$(460)	$1,001,862	$2,073	$(36,947)	$(28,664)	$938,562
Issuances of common stock	5,930,451	59	—	84,067	—	—	—	84,126
Reissuance of common stock	37,573	—	460	100	—	—	—	560
Deferred offering costs	—	—	—	(172)	—	—	—	(172)
Other	—	—	—	(81)	—	—	—	(81)
Distributions declared	—	—	—	—	(49,398)	—	—	(49,398)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	49,229	(25,627)	34,143	57,745
Balance at June 30, 2017	75,685,838	$757	$—	$1,085,776	$1,904	$(62,574)	$5,479	$1,031,342
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Earnings per share—basic
Numerator for basic earnings per share:	$27,328	$44,693	$57,745	$52,744
Denominator for basic weighted average share:	75,383,387	63,839,920	72,566,825	63,887,036
Basic earnings per share:	$0.36	$0.70	$0.80	$0.83
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$27,328	$44,693	$57,745	$52,744
Adjustment for interest on Convertible Notes and incentive fees, net	1,553	1,150	3,105	2,300
Numerator for diluted earnings per share:	$28,881	$45,843	$60,850	$55,044
Denominator for basic weighted average share	75,383,387	63,839,920	72,566,825	63,887,036
Adjustment for dilutive effect of Convertible Notes	9,824,127	7,277,131	9,824,127	7,277,131
Denominator for diluted weighted average share	85,207,514	71,117,051	82,390,952	71,164,167
Diluted earnings per share	$0.34	$0.64	$0.74	$0.77

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2017 and June 30, 2016.

	Six Months Ended
	June 30, 2017	June 30, 2016
Per share data(1):
Net asset value, January 1, 2017 and January 1, 2016, respectively	$13.46	$13.08
Net investment income	0.68	0.68
Net realized and unrealized gains (losses)(2)	0.17	0.15
Total net increase	0.85	0.83
Distributions declared to stockholders from net investment income	(0.68)	(0.68)
Net asset value, June 30, 2017 and June 30, 2016, respectively	$13.63	$13.23
Per share market value, June 30, 2017 and June 30, 2016, respectively	$14.55	$12.90
Total return based on market value(3)	8.01%	4.36%
Total return based on net asset value(4)	6.35%	6.50%
Shares outstanding at end of period	75,685,838	63,756,888
Average weighted shares outstanding for the period	72,566,825	63,887,036
Average net assets for the period	$989,230	$832,668
Ratio to average net assets:
Net investment income	10.04%	10.48%
Total expenses, before waivers/reimbursements	10.03%	10.14%
Total expenses, net of waivers/reimbursements	8.99%	9.44%
Average debt outstanding—Holdings Credit Facility	$351,198	$371,374
Average debt outstanding—Convertible Notes	155,250	115,000
Average debt outstanding—SBA-guaranteed debentures	123,025	117,871
Average debt outstanding—Unsecured Notes(5)	90,304	50,000
Average debt outstanding—NMFC Credit Facility	61,429	82,783
Asset coverage ratio(6)	237.20%	240.55%
Portfolio turnover	18.17%	10.97%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).

(2)	Includes the accretive effect of common stock issuances per share, which for the six months ended June 30, 2017 and June 30, 2016 were $0.05 and $0.00, respectively.

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

(5)	For the six months ended June 30, 2016, average debt outstanding represents the period from May 6, 2016 (issuance of the Unsecured Notes) to June 30, 2016.

(6)	On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

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
Note 14. Subsequent Events
On August 4, 2017, the Company’s board of directors declared a third quarter 2017 distribution of $0.34 per share payable on September 29, 2017 to holders of record as of September 15, 2017.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
New Mountain Finance Corporation
New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2017, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2017 and 2016, and changes in net assets, and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

August 8, 2017

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
We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through June 30, 2017, we raised approximately $614.6 million in net proceeds from additional offerings of common stock.
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

Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”), serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC LP”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC LP and SBIC GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC LP received a license from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”). Our wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. Our first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC LP's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC LP's investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2017, our top five industry concentrations were business services, software, healthcare services, investment fund and consumer services.
As of June 30, 2017, our net asset value was $1,031.3 million and our portfolio had a fair value of approximately $1,855.0 million in 80 portfolio companies, with a weighted average yield to maturity at cost ("Yield to Maturity at Cost") of approximately 10.8%. This Yield to Maturity at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On August 4, 2017, our board of directors declared a third quarter 2017 distribution of $0.34 per share payable on September 29, 2017 to holders of record as of September 15, 2017.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2017:

(in thousands)	Total	Level I	Level II	Level III
First lien	$746,952	$—	$244,689	$502,263
Second lien	722,172	—	319,607	402,565
Subordinated	77,369	—	50,692	26,677
Equity and other	308,540	14	8	308,518
Total investments	$1,855,033	$14	$614,996	$1,240,023
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2017, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2017, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2017 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2017	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$359,727	Market & income approach	EBITDA multiple	2.8x	16.0x	9.9x
			Revenue multiple	0.5x	8.0x	2.8x
			Discount rate	6.2%	14.0%	9.2%
	60,375	Market quote	Broker quote	N/A	N/A	N/A
	82,161	Other	N/A(1)	N/A	N/A	N/A
Second lien	254,875	Market & income approach	EBITDA multiple	7.0x	17.0x	11.2x
			Revenue multiple	3.3x	6.2x	4.4x
			Discount rate	7.9%	12.4%	10.6%
	133,389	Market quote	Broker quote	N/A	N/A	N/A
	14,301	Other	N/A(1)	N/A	N/A	N/A
Subordinated	26,677	Market & income approach	EBITDA multiple	4.0x	8.5x	7.3x
			Revenue multiple	0.5x	1.0x	0.7x
			Discount rate	7.9%	16.3%	12.8%
Equity and other	297,751	Market & income approach	EBITDA multiple	2.5x	13.0x	9.8x
			Revenue multiple	0.5x	1.0x	0.7x
			Discount rate	7.3%	19.3%	12.3%
	866	Black Scholes analysis	Expected life in years	8.8	8.8	8.8
			Volatility	26.2%	26.2%	26.2%
			Discount rate	2.2%	2.2%	2.2%
	9,901	Other	N/A(1)	N/A	N/A	N/A
	$1,240,023

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions, and as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended for up to one year pursuant to certain terms of the SLP I Agreement. SLP I had a three year re-investment period. In June 2017, the re-investment period was extended for one additional year. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of June 30, 2017, SLP I had total investments with an aggregate fair value of approximately $339.1 million, debt outstanding of $254.9 million and capital that had been called and funded of $93.0 million. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $256.5 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of June 30, 2017 and December 31, 2016.

We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2017, we earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I, which is included in other income. For the three and six months ended June 30, 2016, we earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I, which is included in other income. As of June 30, 2017 and December 31, 2016, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2017, we earned approximately $0.8 million and $1.8 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2016, we earned approximately $0.9 million and $1.8 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2017 and December 31, 2016, approximately $0.8 million and $0.9 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions were completed. Any decision by SLP II to call down on capital commitments required approval by the board of managers of SLP II. As of June 30, 2017, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of June 30, 2017 and December 31, 2016.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. As of June 30, 2017 and December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $384.7 million and $361.7 million, respectively, and debt outstanding under its credit facility of $274.5 million and $250.0 million, respectively.

The following table is a listing of the individual loans in SLP II's portfolio as of June 30, 2017:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
ADG, LLC	Healthcare Services	6.00% (L + 4.75%)	9/28/2023	$17,121	$16,965	$17,035
AssuredPartners, Inc.	Business Services	4.73% (L + 3.50%)	10/21/2022	10,009	9,995	10,019
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.30% (L + 5.00%)	8/21/2023	14,888	14,753	14,888
Cvent, Inc.	Software	5.23% (L + 4.00%)	11/29/2023	9,975	9,882	10,016
DigiCert Holdings, Inc.	Software	6.30% (L + 5.00%)	10/21/2021	14,776	14,699	14,813
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.55% (L + 5.25%)	2/18/2022	14,924	14,784	15,017
Emerald 2 Limited	Business Services	5.30% (L + 4.00%)	5/14/2021	1,277	1,213	1,226
EPIC Holdings Inc.	Business Services	6.23% (L + 5.00%)	3/16/2023	15,000	14,963	15,056
Evo Payments International, LLC	Business Services	6.23% (L + 5.00%)	12/22/2023	17,456	17,374	17,688
Explorer Holdings, Inc.	Healthcare Services	6.17% (L + 5.00%)	5/2/2023	2,955	2,930	2,983
Globallogic Holdings Inc.	Business Services	5.80% (L + 4.50%)	6/20/2022	9,726	9,653	9,804
Greenway Health, LLC	Software	6.05% (L + 4.75%)	2/16/2024	15,000	14,928	15,069
Hyperion Insurance Group Limited	Business Services	5.25% (L + 4.00%)	4/29/2022	10,721	10,570	10,808
Idera, Inc.	Software	6.26% (L + 5.00%)	6/28/2024	12,682	12,555	12,682
J.D. Power and Associates	Business Services	5.55% (L + 4.25%)	9/7/2023	9,925	9,880	9,987
Keystone Acquisition Corp.	Healthcare Services	6.55% (L + 5.25%)	5/1/2024	5,400	5,346	5,380
Market Track, LLC	Business Services	5.33% (L + 4.25%)	6/5/2024	12,000	11,940	12,000
McGraw-Hill Global Education Holdings, LLC	Education	5.23% (L + 4.00%)	5/4/2022	9,900	9,859	9,765
Medical Solutions Holdings, Inc.	Healthcare Services	5.49% (L + 4.25%)	6/14/2024	7,000	6,965	7,039
MHVC Acquisition Corp.	Federal Services	6.48% (L + 5.25%)	4/29/2024	10,500	10,448	10,579
Ministry Brands, LLC	Software	6.23% (L + 5.00%)	12/2/2022	2,148	2,138	2,170
Ministry Brands, LLC	Software	6.23% (L + 5.00%)	12/2/2022	7,807	7,771	7,885
Mister Car Wash Holdings, Inc.	Consumer Services	5.00% (L + 3.75%)	8/20/2021	4,940	4,929	4,963
Navex Global, Inc.	Software	5.55% (L + 4.25%)	11/19/2021	14,856	14,662	14,875
nThrive, Inc. (fka Precyse Acquisition Corp.)	Healthcare Services	5.73% (L + 4.50%)	10/20/2022	9,900	9,774	9,971
Poseidon Intermediate, LLC	Software	5.48% (L + 4.25%)	8/15/2022	13,444	13,444	13,516
Quest Software US Holdings Inc.	Software	7.23% (L + 6.00%)	10/31/2022	9,950	9,814	10,123
Salient CRGT Inc.	Federal Services	6.98% (L + 5.75%)	2/28/2022	14,906	14,765	14,794
Severin Acquisition, LLC	Software	6.05% (L + 4.75%)	7/30/2021	14,961	14,894	14,888
SolarWinds Holdings, Inc.	Software	4.73% (L + 3.50%)	2/3/2023	5,948	5,950	5,969
TIBCO Software Inc.	Software	5.73% (L + 4.50%)	12/4/2020	3,990	3,990	4,016
TTM Technologies, Inc.	Business Products	5.48% (L + 4.25%)	5/31/2021	5,616	5,611	5,722
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	6.48% (L + 5.25%)	7/6/2022	1,954	1,954	1,966
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	6.05% (L + 4.75%)	11/23/2019	10,743	10,727	10,901
Vision Solutions, Inc.	Software	7.75% (L + 6.50%)	6/16/2022	8,663	8,589	8,674
WP CityMD Bidco LLC	Healthcare Services	5.30% (L + 4.00%)	6/7/2024	15,000	14,963	15,038
Zywave, Inc.	Software	6.27% (L + 5.00%)	11/17/2022	17,413	17,333	17,325
Total Funded Investments				$383,474	$381,010	$384,650
Unfunded Investments - First lien:
Idera, Inc.	Software	—	9/28/2017	$2,318	$—	$—
Total Unfunded Investments				$2,318	$—	$—
				$385,792	$381,010	$384,650

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2017.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP II.

The following table is a listing of the individual loans in SLP II's portfolio as of December 31, 2016:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
ADG, LLC	Healthcare Services	5.75% (L + 4.75%)	9/28/2023	$17,207	$17,040	$17,121
AssuredPartners, Inc.	Business Services	5.25% (L + 4.25%)	10/21/2022	11,862	11,847	12,058
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.00% (L + 5.00%)	8/21/2023	14,962	14,819	14,963
Coinstar, LLC	Consumer Services	5.25% (L + 4.25%)	9/27/2023	4,987	4,963	5,054
Cvent, Inc.	Software	6.00% (L + 5.00%)	11/29/2023	10,000	9,901	10,125
DigiCert Holdings, Inc.	Software	6.00% (L + 5.00%)	10/21/2021	14,900	14,814	14,881
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.25% (L + 5.25%)	2/18/2022	10,507	10,350	10,402
Emerald 2 Limited	Business Services	5.00% (L + 4.00%)	5/14/2021	1,277	1,206	1,174
Engility Corporation (fka TASC, Inc.)	Federal Services	5.81% (Base + 4.72%)	8/14/2023	13,860	13,793	14,080
Evo Payments International, LLC	Business Services	6.00% (L + 5.00%)	12/22/2023	17,500	17,413	17,602
Explorer Holdings, Inc.	Healthcare Services	6.00% (L + 5.00%)	5/2/2023	4,975	4,929	5,028
Globallogic Holdings Inc.	Business Services	5.50% (L + 4.50%)	6/20/2022	10,000	9,900	10,013
GOBP Holdings Inc.	Retail	5.00% (L + 4.00%)	10/21/2021	14,955	14,816	14,985
Hyperion Insurance Group Limited	Business Services	5.50% (L + 4.50%)	4/29/2022	14,401	14,179	14,476
J.D. Power and Associates	Business Services	5.25% (L + 4.25%)	9/7/2023	9,975	9,927	10,075
Kronos Incorporated	Software	5.00% (L + 4.00%)	11/1/2023	10,000	9,951	10,105
Masergy Holdings, Inc.	Business Services	5.50% (L + 4.50%)	12/15/2023	7,500	7,463	7,563
McGraw-Hill Global Education Holdings, LLC	Education	5.00% (L + 4.00%)	5/4/2022	9,950	9,905	9,971
Ministry Brands, LLC	Software	6.00% (L + 5.00%)	12/2/2022	7,846	7,807	7,807
Mister Car Wash Holdings, Inc.	Consumer Services	5.25% (L + 4.25%)	8/20/2021	8,312	8,250	8,354
Navex Global, Inc.	Software	5.99% (L + 4.75%)	11/19/2021	14,933	14,718	14,858
nThrive, Inc. (fka Precyse Acquisition Corp.)	Healthcare Services	6.50% (L + 5.50%)	10/20/2022	9,950	9,813	10,083
Poseidon Intermediate, LLC	Software	5.25% (L + 4.25%)	8/15/2022	14,962	14,962	15,055
Quest Software US Holdings Inc.	Software	7.00% (L + 6.00%)	10/31/2022	10,000	9,853	10,153
Rocket Software, Inc.	Software	5.25% (L + 4.25%)	10/14/2023	14,962	14,817	15,129
SolarWinds Holdings, Inc.	Software	5.50% (L + 4.50%)	2/3/2023	14,688	14,697	14,852
TTM Technologies, Inc.	Business Products	5.25% (L + 4.25%)	5/31/2021	13,548	13,444	13,599
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	5.75% (L + 4.75%)	11/23/2019	10,801	10,780	10,942
Vision Solutions, Inc.	Software	7.50% (Base + 6.50%)	6/16/2022	9,938	9,845	9,919
Vivid Seats LLC	Business Services	6.75% (L + 5.75%)	10/12/2022	4,000	3,922	3,985
WD Wolverine Holdings, LLC	Healthcare Services	6.50% (L + 5.50%)	10/17/2023	10,200	9,900	9,894
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	17,500	17,414	17,413
Total Investments				$360,458	$357,438	$361,719

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

Below is certain summarized financial information for SLP II as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and June 30, 2016:

Selected Balance Sheet Information:	June 30, 2017	December 31, 2016
	(in thousands)	(in thousands)
Investments at fair value (cost of $381,010 and $357,438, respectively)	$384,650	$361,719
Receivable from unsettled securities sold	6,989	1,007
Cash and other assets	10,848	10,138
Total assets	$402,487	$372,864

Credit facility	$274,460	$249,960
Deferred financing costs	(2,268)	(2,565)
Payable for unsettled securities purchased	19,520	24,862
Distribution payable	4,000	3,000
Other liabilities	2,740	3,350
Total liabilities	298,452	278,607

Members' capital	$104,035	$94,257
Total liabilities and members' capital	$402,487	$372,864

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information:	June 30, 2017	June 30, 2016(1)	June 30, 2017	June 30, 2016(1)
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$5,630	$628	$10,803	$628
Other income	102	49	316	49
Total investment income	5,732	677	11,119	677

Interest and other financing expenses	2,074	533	3,923	533
Other expenses	212	329	374	329
Total expenses	2,286	862	4,297	862
Net investment income	3,446	(185)	6,822	(185)

Net realized gains on investments	814	34	1,922	34
Net change in unrealized (depreciation) appreciation of investments	(535)	115	(641)	115
Net increase in members' capital	$3,725	$(36)	$8,103	$(36)

(1)	SLP II commenced operations on April 12, 2016.
For the three and six months ended June 30, 2017, we earned approximately $3.2 million and $6.6 million, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2016, we did not earn any dividend income related to SLP II. As of June 30, 2017 and December 31, 2016, approximately $3.2 million and $2.4 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2017.
Below is certain summarized property information for NMNLC as of June 30, 2017:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2017
				(in thousands)	(in thousands)
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,345
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,016
			Cleveland, OH
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,152
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,043
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	7,510
					$27,066
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2017 and December 31, 2016, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $28.4 million and $29.2 million, respectively, and collateralized by a second lien bond in Northstar GOM Holdings Group LLC with a fair value of $28.4 million and $29.2 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund with the most recently reported assets under management of approximately $690.0 million. Pursuant to the terms of the collateralized agreement, the private hedge fund is obligated to repurchase the collateral from us at the par value of the collateralized agreement once called upon by us or if the private hedge fund's total assets under management fall below the agreed upon thresholds. The collateralized agreement was called upon by us but the counterparty failed to repurchase the collateral at its par value in accordance with the terms of the collateralized agreement. As of June 30, 2017, litigation is on-going in the state of New York and the Cayman Islands to resolve this matter. The collateralized agreement earned interest at a contractual weighted average rate of 16.0% and 16.0% per annum as of June 30, 2017 and December 31, 2016, respectively.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2017:

(in millions)	As of June 30, 2017
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$147.4	9.1%	$149.3	8.0%
Investment Rating 2	1,405.3	86.9%	1,662.6	89.7%
Investment Rating 3	37.5	2.3%	30.0	1.6%
Investment Rating 4	27.7	1.7%	13.1	0.7%
	$1,617.9	100.0%	$1,855.0	100.0%

(1)	Excludes shares and warrants.
As of June 30, 2017, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of three portfolio companies. As of June 30, 2017, one portfolio company had an Investment Rating of 3 and two portfolio companies had an Investment Rating of 4.
During the first quarter of 2017, we placed our entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, our investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27.2 million, an aggregate fair value of $12.7 million and total unearned interest income of $0.9 million and $1.4 million for the three and six months then ended.
During the third quarter of 2016, we placed our entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of March 31, 2017, our investment in Transtar had an aggregate cost basis of $31.2 million, an aggregate fair value of $3.6 million and total unearned interest income of approximately $1.8 million for the three months then ended. In April 2017, Transtar completed a restructuring which resulted in a $3.6 million repayment of our second lien position. We recognized a realized loss of $27.6 million during the six months ended June 30, 2017 related to Transtar.

During the second quarter of 2016, we placed a portion of our first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, our investment in Permian had an aggregate cost basis of $24.4 million, an aggregate fair value of $7.1 million and total unearned interest income of $1.3 million for the nine months then ended. In October 2016, Permian completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in Permian. Prior to the extinguishment in October 2016, our original investment in Permian had an aggregate cost of $25.0 million, an aggregate fair value of $7.1 million and total unearned interest income of $1.4 million for the year ended December 31, 2016. The extinguishment resulted in a realized loss of $17.9 million. Post restructuring, our investments in Permian have been restored to full accrual status. As of June 30, 2017, our investments in Permian have an aggregate cost basis of $9.6 million and an aggregate fair value of $11.9 million.
During the third quarter of 2016, we received notice that there would be no recovery of the outstanding principal and interest owed on our two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, our first lien positions in ATI had an aggregate cost of $1.5 million and an aggregate fair value of $0 and no unearned interest income for the period then ended. We wrote off our first lien positions in ATI and recognized an aggregate realized loss of $1.5 million during the three months ended September 30, 2016. As of June 30, 2017, our preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of our first lien positions in ATI, had an aggregate cost basis of $0.1 million and an aggregate fair value of $0.4 million.
Portfolio and Investment Activity
The fair value of our investments was approximately $1,855.0 million in 80 portfolio companies at June 30, 2017 and approximately $1,558.8 million in 78 portfolio companies at December 31, 2016.
The following table shows our portfolio and investment activity for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended
(in millions)	June 30, 2017	June 30, 2016
New investments in 39 and 21 portfolio companies, respectively	$607.6	$163.8
Debt repayments in existing portfolio companies	281.1	170.2
Sales of securities in 11 and 4 portfolio companies, respectively	49.4	28.0
Change in unrealized appreciation on 53 and 54 portfolio companies, respectively	44.6	41.7
Change in unrealized depreciation on 27 and 23 portfolio companies, respectively	(10.5)	(34.1)
At June 30, 2017 and June 30, 2016, our weighted average Yield to Maturity at Cost was approximately 10.8% and 10.3%, respectively.
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

The following table for the three months ended June 30, 2017 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three Months Ended June 30, 2017	Stepped-up Cost Basis Adjustments		Incentive Fee Adjustments(1)	Adjusted Three Months Ended June 30, 2017
Investment income
Interest income	$37,639	$—	(2)	$—	$37,639
Dividend income	9,670	—		—	9,670
Other income	2,710	—		—	2,710
Total investment income(3)	50,019	—		—	50,019
Total expenses pre-incentive fee(4)	17,772	—		—	17,772
Pre-Incentive Fee Net Investment Income	32,247	—		—	32,247
Incentive fee	6,449	—		—	6,449
Post-Incentive Fee Net Investment Income	25,798	—			25,798
Net realized losses on investments(5)	(26,453)	—		—	(26,453)
Net change in unrealized appreciation (depreciation) of investments(5)	27,852	—	(2)	—	27,852
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(33)	—		—	(33)
Benefit for taxes	164	—		—	164
Capital gains incentive fees	—	—		—	—
Net increase in net assets resulting from operations	$27,328				$27,328

(1)	For the three months ended June 30, 2017, we incurred total incentive fees of $6.4 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	For the three months ended June 30, 2017, the adjustment was less than $1 thousand.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $0.0 million and management fee waivers of $1.5 million.

(5)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the three months ended June 30, 2017, we had less than a $1 thousand adjustment to interest income for amortization and a less than $1 thousand adjustment to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments discussed above. For the three months ended June 30, 2017, total adjusted investment income of $50.0 million consisted of approximately $33.6 million in cash interest from investments, approximately $0.8 million in PIK interest from investments, approximately $1.4 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.8 million, approximately $4.9 million in cash dividends from investments, $4.8 million in PIK and non-cash dividends from investments and approximately $2.7 million in other income. Our Adjusted Net Investment Income was $25.8 million for the three months ended June 30, 2017.
In accordance with GAAP, for the three months ended June 30, 2017, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of the period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of June 30, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

The following table for the six months ended June 30, 2017 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Six Months Ended June 30, 2017	Stepped-up Cost Basis Adjustments		Incentive Fee Adjustments(1)	Adjusted Six Months Ended June 30, 2017
Investment income
Interest income	$71,637	$—	(2)	$—	$71,637
Dividend income	16,403	—		—	16,403
Other income	5,286	—		—	5,286
Total investment income(3)	93,326	—		—	93,326
Total expenses pre-incentive fee(4)	34,040	—		—	34,040
Pre-Incentive Fee Net Investment Income	59,286	—		—	59,286
Incentive fee	10,057	—		—	10,057
Post-Incentive Fee Net Investment Income	49,229	—		—	49,229
Net realized losses on investments(5)	(25,627)	—		—	(25,627)
Net change in unrealized appreciation (depreciation) of investments(5)	34,057	—	(2)	—	34,057
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(833)	—		—	(833)
Benefit for taxes	919	—		—	919
Capital gains incentive fees	—	—		—	—
Net increase in net assets resulting from operations	$57,745				$57,745

(1)
For the six months ended June 30, 2017, we incurred total incentive fees of $10.1 million, net of the incentive fee waiver of $1.8 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	For the six months ended June 30, 2017, the adjustment was less than $1 thousand.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $0.5 million and management fee waivers of $2.8 million.

(5)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the six months ended June 30, 2017, we had less than a $1 thousand adjustment to interest income for amortization and a less than $1 thousand adjustment to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments discussed above. For the six months ended June 30, 2017, total adjusted investment income of $93.3 million consisted of approximately $65.9 million in cash interest from investments, approximately $1.7 million in PIK interest from investments, approximately $1.5 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.5 million, approximately $10.1 million in cash dividends from investments, $6.3 million in PIK and non-cash dividends from investments and approximately $5.3 million in other income. Our Adjusted Net Investment Income was $49.2 million for the six months ended June 30, 2017.
In accordance with GAAP, for the six months ended June 30, 2017, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of the period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of June 30, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Three Months Ended June 30, 2017 and June 30, 2016
Revenue

	Three Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Interest income	$37,639	$38,412
Dividend income	9,670	1,721
Other income	2,710	1,357
Total investment income	$50,019	$41,490
Our total investment income increased by approximately $8.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The 21% increase in total investment income primarily results from an increase in dividend income of approximately $7.9 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase is primarily due to distributions from our investments in SLP I, SLP II and NMNLC and PIK and non-cash dividend income from three equity positions. Other income during the three months ended June 30, 2017, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment, consent and commitment fees received from eleven different portfolio companies and management fees from a non-controlled affiliated portfolio company. Interest income remained relatively flat from the three months ended June 30, 2016 to the three months ended June 30, 2017.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Management fee	$8,275	$6,818
Less: management fee waiver	(1,485)	(1,241)
Total management fee	6,790	5,577
Incentive fee	6,449	5,449
Capital gains incentive fee(1)	—	—
Interest and other financing expenses	9,045	6,771
Professional fees	722	861
Administrative expenses	662	629
Other general and administrative expenses	402	384
Total expenses	24,070	19,671
Less: expenses waived and reimbursed	(4)	(63)
Net expenses before income taxes	24,066	19,608
Income tax expense	155	50
Net expenses after income taxes	$24,221	$19,658

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
Our total net operating expenses increased by approximately $4.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Our management fee increased by approximately $1.2 million, net of a management fee waiver, and incentive fees increased by approximately $1.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in management fees and incentive fees from the three months ended June 30, 2016 to the three months ended June 30, 2017 was attributable to larger invested balances, driven by the October 2016 and April 2017 primary offerings of our common stock, our September 2016 unsecured notes issuance and our September 2016 convertible notes issuance and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments.

Interest and other financing expenses increased by approximately $2.3 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to our issuance of our unsecured notes and additional issuance of our convertible notes and higher drawn balances on our SBA-guaranteed debentures and NMFC Credit Facility (as defined below). Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Net realized (losses) gains on investments	$(26,453)	$865
Net change in unrealized appreciation (depreciation) of investments	27,852	21,956
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(33)	(44)
Benefit for taxes	164	84
Net realized and unrealized gains (losses)	$1,530	$22,861
Our net realized losses and unrealized gains resulted in a net gain of approximately $1.5 million for the three months ended June 30, 2017 compared to net realized and unrealized gains resulting in a net gain of approximately $22.9 million for the same period in 2016. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended June 30, 2017 was primarily driven by the overall increase in the market prices of our investments during the period. With the completion of the Transtar restructuring in April 2017, $27.6 million of previously recorded unrealized depreciation related to this investment was realized during the three months ended June 30, 2017. The benefit for income taxes was attributable to equity investments that are held as of June 30, 2017 in three of our corporate subsidiaries. The net gain for the three months ended June 30, 2016 was primarily driven by the overall increase in the market prices of our investments during the period.
Results of Operations for the Six Months Ended June 30, 2017 and June 30, 2016
Revenue

	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Interest income	$71,637	$76,202
Dividend income	16,403	3,360
Other income	5,286	2,904
Total investment income	$93,326	$82,466
Our total investment income increased by approximately $10.9 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The 13% increase in total investment income primarily results from an increase in dividend income of approximately $13.0 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase is primarily due to distributions from our investments in SLP I, SLP II and NMNLC and PIK and non-cash dividend income from three equity positions. Other income during the six months ended June 30, 2017, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment, consent and commitment fees received from twenty-two different portfolio companies and management fees from a non-controlled affiliated portfolio company. Interest income decreased by approximately $4.6 million from the six months ended June 30, 2016 to the six months ended June 30, 2017, which is attributable to lower prepayment fees received associated with the early repayment of portfolio companies held as of December 31, 2016.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Management fee	$15,889	$13,654
Less: management fee waiver	(2,841)	(2,560)
Total management fee	13,048	11,094
Incentive fee	11,857	10,834
Less: incentive fee waiver	(1,800)	—
Total incentive fee	10,057	10,834
Capital gains incentive fee(1)	—	—
Interest and other financing expenses	17,421	13,373
Professional fees	1,572	1,738
Administrative expenses	1,370	1,468
Other general and administrative expenses	868	816
Total expenses	44,336	39,323
Less: expenses waived and reimbursed	(474)	(347)
Net expenses before income taxes	43,862	38,976
Income tax expense	235	91
Net expenses after income taxes	$44,097	$39,067

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
Our total net operating expenses increased by approximately $5.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Our management fee increased by approximately $2.0 million, net of a management fee waiver, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in management fees from the six months ended June 30, 2016 to the six months ended June 30, 2017 was attributable to larger invested balances, driven by the October 2016 and April 2017 primary offerings of our common stock, our September 2016 unsecured notes issuance and our September 2016 convertible notes issuance and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. Our incentive fees decreased by approximately $0.8 million, net of an incentive fee waiver, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, which was mainly attributable to an incentive fee waiver by the Investment Adviser for the three months ended June 30, 2017 of approximately $1.8 million.
Interest and other financing expenses increased by approximately $4.0 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to our issuance of our unsecured notes and additional issuance of our convertible notes and higher drawn balances on our SBA-guaranteed debentures and NMFC Credit Facility (as defined below). Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Net realized (losses) gains on investments	$(25,627)	$1,041
Net change in unrealized appreciation (depreciation) of investments	34,057	7,570
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(833)	(74)
Benefit for taxes	919	808
Net realized and unrealized gains (losses)	$8,516	$9,345
Our net realized losses and unrealized gains resulted in a net gain of approximately $8.5 million for the six months ended June 30, 2017 compared to net realized and unrealized gains resulting in a net gain of approximately $9.3 million for the same period in 2016. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2017 was primarily driven by the overall increase in the market prices of our investments during the period. With the completion of the Transtar restructuring in April 2017, $27.6 million of previously recorded unrealized depreciation related to this investment was realized during the six months ended June 30, 2017. The benefit for income taxes was attributable to equity investments that are held as of June 30, 2017 in three of our corporate subsidiaries. The net gain for the six months ended June 30, 2016 was primarily driven by the overall increase in the market prices of our investments during the period.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through June 30, 2017, we raised approximately $614.6 million in net proceeds from additional offerings of our common stock.
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
At June 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $36.3 million and $45.9 million, respectively. Our cash (used in) provided by operating activities during the six months ended June 30, 2017 and June 30, 2016 was approximately $(211.2) million and $72.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Borrowings
Holdings Credit Facility—On December 18, 2014, we entered into the Second Amended and Restated Loan and Security Agreement (the "Holdings Credit Facility"), among us, as the Collateral Manager, NMF Holdings as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$2.9	$2.4	$5.6	$5.0
Non-usage fee	$0.2	$0.2	$0.4	$0.3
Amortization of financing costs	$0.4	$0.4	$0.8	$0.8
Weighted average interest rate	3.2%	2.7%	3.2%	2.7%
Effective interest rate	3.9%	3.4%	3.9%	3.3%
Average debt outstanding	$356.3	$348.0	$351.2	$371.4
As of June 30, 2017 and December 31, 2016, the outstanding balance on the Holdings Credit Facility was $328.7 million and $333.5 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of June 30, 2017, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2017		June 30, 2016		June 30, 2017	June 30, 2016
Interest expense	$0.8		$0.5		$1.1	$1.2
Non-usage fee	$—	(1)	$—	(1)	$0.1	$—	(1)
Amortization of financing costs	$0.1		$0.1		$0.2	$0.2
Weighted average interest rate	3.5%		2.9%		3.5%	2.9%
Effective interest rate	4.2%		3.7%		4.5%	3.5%
Average debt outstanding	$87.9		$72.7		$61.4	$82.8

(1)	For the three months ended June 30, 2017 and June 30, 2016 and the six months ended June 30, 2016, the total non-usage fee was less than $50 thousand.
As of June 30, 2017 and December 31, 2016, the outstanding balance on the NMFC Credit Facility was $122.5 million and $10.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of June 30, 2017.

June 30, 2017
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at June 30, 2017	11.7%
Conversion rate at June 30, 2017(1)(2)	63.2794
Conversion price at June 30, 2017(2)(3)	$15.80
Last conversion price calculation date	June 3, 2017

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2017 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2017		June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$2.0		$1.5	$3.9	$2.9
Amortization of financing costs	$0.3		$0.2	$0.6	$0.4
Amortization of premium	$—	(1)	$—	$(0.1)	$—
Effective interest rate	5.7%		5.7%	5.7%	5.7%
Average debt outstanding	$155.3		$115.0	$155.3	$115.0

(1)	For the three months ended June 30, 2017, the total amortization of premium was less than $50 thousand.
As of June 30, 2017 and December 31, 2016, the outstanding balance on the Convertible Notes was $155.3 million and $155.3 million, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
Unsecured Notes—On May 6, 2016, we issued $50.0 million in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes" and together with the 2016 Unsecured Notes, the "Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. The NPA provides for future issuances of Unsecured Notes in separate series or tranches. The Unsecured Notes are equal in priority with our other unsecured indebtedness, including our Convertible Notes.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commences on January 15, 2018. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2017	June 30, 2016(1)		June 30, 2017	June 30, 2016(1)
Interest expense	$1.2	$0.4		$2.4	$0.4
Amortization of financing costs	$0.1	$—	(2)	$0.2	$—	(2)
Effective interest rate	5.8%	5.8%		5.8%	5.8%
Average debt outstanding	$90.6	$50.0		$90.3	$50.0

(1)	For the three and six months ended June 30, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the Unsecured Notes) to June 30, 2016.

(2)	For the three and six months ended June 30, 2016, the total amortization of financing costs was less than $50 thousand.
As of June 30, 2017 and December 31, 2016, the outstanding balance on the Unsecured Notes was $145.0 million and $90.0 million, respectively, and we were in compliance with the terms of the NPA.
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
As of June 30, 2017 and December 31, 2016, SBIC LP had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $126.7 million and $121.7 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of June 30, 2017.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
Interim SBA-guaranteed debentures:
	September 1, 2027(1)	3.0	1.627%	0.742%
	September 1, 2027(1)	2.0	1.576%	0.742%
Total SBA-guaranteed debentures		$126.7

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in September 2017.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$0.9	$0.9	$1.9	$1.8
Amortization of financing costs	$0.1	$0.1	$0.2	$0.2
Weighted average interest rate	3.2%	3.2%	3.2%	3.1%
Effective interest rate	3.5%	3.5%	3.5%	3.4%
Average debt outstanding	$124.3	$118.0	$123.0	$117.9
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBIC LP is subject to an annual periodic examination by an SBA examiner to determine SBIC LP's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2017 and December 31, 2016, SBIC LP was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2017 and December 31, 2016, we had outstanding commitments to third parties to fund investments totaling $50.6 million and $44.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2017 and December 31, 2016, we had commitment letters to purchase investments in an aggregate par amount of $19.2 and $14.8 million, respectively. As of June 30, 2017 and December 31, 2016, we had bridge financing commitments of $9.0 million and $0 million which could require funding in the future.
As of June 30, 2017 and December 31, 2016, we had unfunded commitments related to our equity investment in SLP II of $0 and $7.9 million, respectively, which was funded at our discretion.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2017 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$328.7	$—	$328.7	$—	$—
Convertible Notes(2)	155.3	—	155.3	—	—
Unsecured Notes(3)	145.0	—	—	90.0	55.0
SBA-guaranteed debentures(4)	126.7	—	—	—	126.7
NMFC Credit Facility(5)	122.5	—	122.5	—	—
Total Contractual Obligations	$878.2	$—	$606.5	$90.0	$181.7

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($328.7 million as of June 30, 2017) must be repaid on or before December 18, 2019. As of June 30, 2017, there was approximately $166.3 million of possible capacity remaining under the Holdings Credit Facility.

(2)	The $155.3 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(3)	$90.0 million 2016 Unsecured Notes will mature on May 15, 2021 unless earlier repurchased and $55.0 million of 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased.

(4)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(5)
Under the terms of the $122.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($122.5 million as of June 30, 2017) must be repaid on or before June 4, 2019. As of June 30, 2017, there was no capacity remaining under the NMFC Credit Facility.

We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared and paid to stockholders for the six months ended June 30, 2017 totaled approximately $49.4 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2017
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	$0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
				$0.68
December 31, 2016
Fourth Quarter	November 4, 2016	December 15, 2016	December 29, 2016	$0.34
Third Quarter	August 2, 2016	September 16, 2016	September 30, 2016	0.34
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
				$1.36
December 31, 2015
Fourth Quarter	November 3, 2015	December 16, 2015	December 30, 2015	$0.34
Third Quarter	August 4, 2015	September 16, 2015	September 30, 2015	0.34
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
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

•
We have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2017 approximately $0.4 million and $0.8 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million and $0.4 million, respectively, of indirect administrative expenses were waived by the Administrator. As of June 30, 2017, $0.4 million of indirect administrative expenses were included in payable to affiliates.

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On June 5, 2017, the SEC issued an exemptive order (the “Exemptive Order”) which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. During the six months ended June 30, 2017, certain of the loans held in our portfolio had floating interest rates. As of June 30, 2017, approximately 86.8% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 13.2% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2017. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2017. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2017, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2017. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2017, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.53%	(1)
Base Interest Rate	—%
+100 Basis Points	7.66%
+200 Basis Points	15.43%
+300 Basis Points	23.19%

(1)	Limited to the lesser of the June 30, 2017 LIBOR rates or a decrease of 25 basis points.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not subject to any material pending legal proceedings threatened against us as of June 30, 2017. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended June 30, 2017.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended June 30, 2017, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 23, 2016, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2017 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended June 30, 2017.

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

10.20
Form of First Supplement to Amended and Restated Note Purchase Agreement relating to 4.760% Notes due 2022, dated June 30, 2017, by and between New Mountain Finance Corporation and the purchasers party thereto(16)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on December 23, 2014.

(10)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on January 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 5, 2015.

(12)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on June 30, 2015.

(13)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on March 29, 2016.

(14)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 4, 2016.

(15)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on October 3, 2016.

(16)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on July 3, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2017.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)