Form 10-Q
period 2017-09-30
New Mountain Finance Corp
filed 2017-11-07
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of November 7, 2017
Common stock, par value $0.01 per share	75,805,019

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,480,226 and $1,379,603, respectively)	$1,501,544	$1,346,556
Non-controlled/affiliated investments (cost of $175,576 and $54,996, respectively)	173,619	57,440
Controlled investments (cost of $157,902 and $140,579, respectively)	170,880	154,821
Total investments at fair value (cost of $1,813,704 and $1,575,178, respectively)	1,846,043	1,558,817
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000 respectively)	26,836	29,218
Cash and cash equivalents	39,646	45,928
Interest and dividend receivable	27,800	17,833
Receivable from unsettled securities sold	3,496	990
Receivable from affiliates	339	346
Other assets	6,455	2,886
Total assets	$1,950,615	$1,656,018
Liabilities
Borrowings
Holdings Credit Facility	$376,163	$333,513
Convertible Notes	155,440	155,523
Unsecured Notes	145,000	90,000
SBA-guaranteed debentures	144,000	121,745
NMFC Credit Facility	19,000	10,000
Deferred financing costs (net of accumulated amortization of $15,333 and $12,279, respectively)	(12,502)	(14,041)
Net borrowings	827,101	696,740
Payable for unsettled securities purchased	67,499	2,740
Management fee payable	6,939	5,852
Incentive fee payable	6,573	5,745
Interest payable	6,098	3,172
Payable to affiliates	786	136
Deferred tax liability	509	1,034
Other liabilities	3,027	2,037
Total liabilities	918,532	717,456
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 75,805,019 and 69,755,387 shares issued, respectively, and 75,805,019 and 69,717,814 shares outstanding, respectively	758	698
Paid in capital in excess of par	1,087,474	1,001,862
Treasury stock at cost, 0 and 37,573 shares held, respectively	—	(460)
Accumulated undistributed net investment income	2,462	2,073
Accumulated undistributed net realized losses on investments	(76,790)	(36,947)
Net unrealized appreciation (depreciation) (net of provision for taxes of $509 and $1,034, respectively)	18,179	(28,664)
Total net assets	$1,032,083	$938,562
Total liabilities and net assets	$1,950,615	$1,656,018
Number of shares outstanding	75,805,019	69,717,814
Net asset value per share	$13.61	$13.46

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Investment income
From non-controlled/non-affiliated investments:
Interest income	$38,511	$34,735	$107,905	$106,743
Dividend income	—	83	159	175
Non-cash dividend income	59	—	72	—
Other income	1,196	2,557	5,545	4,776
From non-controlled/affiliated investments:
Interest income	718	720	2,077	3,929
Dividend income	816	1,061	2,662	2,868
Non-cash dividend income	3,994	—	8,625	—
Other income	294	284	888	902
From controlled investments:
Interest income	409	462	1,293	1,447
Dividend income	3,659	1,151	11,739	1,151
Non-cash dividend income	1,342	768	3,016	2,229
Other income	238	13	581	80
Total investment income	51,236	41,834	144,562	124,300
Expenses
Incentive fee	6,573	5,432	18,430	16,266
Management fee	8,422	6,883	24,311	20,537
Interest and other financing expenses	9,509	7,171	26,930	20,544
Professional fees	819	723	2,391	2,461
Administrative expenses	652	586	2,022	2,054
Other general and administrative expenses	346	390	1,214	1,206
Total expenses	26,321	21,185	75,298	63,068
Less: management and incentive fees waived (See Note 5)	(1,483)	(1,102)	(6,124)	(3,662)
Less: expenses waived and reimbursed (See Note 5)	—	—	(474)	(347)
Net expenses	24,838	20,083	68,700	59,059
Net investment income before income taxes	26,398	21,751	75,862	65,241
Income tax expense	106	22	341	113
Net investment income	26,292	21,729	75,521	65,128
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(14,216)	1,150	(39,843)	2,191
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	19,755	3,837	54,365	2,955
Non-controlled/affiliated investments	(3,807)	109	(4,401)	84
Controlled investments	(1,305)	(800)	(1,264)	7,677
Securities purchased under collateralized agreements to resell	(1,549)	(957)	(2,382)	(1,031)
(Provision) benefit for taxes	(394)	11	525	819
Net realized and unrealized gains (losses)	(1,516)	3,350	7,000	12,695
Net increase in net assets resulting from operations	$24,776	$25,079	$82,521	$77,823
Basic earnings per share	$0.33	$0.39	$1.12	$1.22
Weighted average shares of common stock outstanding - basic (See Note 11)	75,688,429	63,758,062	73,618,794	63,843,730
Diluted earnings per share	$0.31	$0.37	$1.04	$1.14
Weighted average shares of common stock outstanding - diluted (See Note 11)	85,512,556	71,145,932	83,442,921	71,158,044
Distributions declared and paid per share	$0.34	$0.34	$1.02	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$75,521	$65,128
Net realized (losses) gains on investments	(39,843)	2,191
Net change in unrealized appreciation (depreciation) of investments	48,700	10,716
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(2,382)	(1,031)
Benefit for taxes	525	819
Net increase in net assets resulting from operations	82,521	77,823
Capital transactions
Net proceeds from shares sold	81,478	—
Deferred offering costs	(172)	38
Distributions declared to stockholders from net investment income	(75,132)	(65,095)
Reinvestment of distributions	4,907	1,486
Repurchase of shares under repurchase program	—	(2,948)
Other	(81)	—
Total net increase (decrease) in net assets resulting from capital transactions	11,000	(66,519)
Net increase in net assets	93,521	11,304
Net assets at the beginning of the period	938,562	836,908
Net assets at the end of the period	$1,032,083	$848,212

Capital share activity
Shares sold	5,750,000	—
Shares issued from the reinvestment of distributions	299,632	—
Shares reissued from repurchase program in connection with the reinvestment of distributions	37,573	107,970
Shares repurchased under repurchase program	—	(248,499)
Net increase (decrease) in shares outstanding	6,087,205	(140,529)

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$82,521	$77,823
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	39,843	(2,191)
Net change in unrealized (appreciation) depreciation of investments	(48,700)	(10,716)
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	2,382	1,031
Amortization of purchase discount	(6,458)	(2,342)
Amortization of deferred financing costs	3,054	2,446
Amortization of premium on Convertible Notes	(83)	—
Non-cash investment income	(6,236)	(5,101)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(810,119)	(336,310)
Proceeds from sales and paydowns of investments	542,563	352,607
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	339	86
Cash paid on drawn revolvers	(11,387)	(10,899)
Cash repayments on drawn revolvers	12,929	8,111
Interest and dividend receivable	(9,967)	(2,822)
Receivable from unsettled securities sold	(2,506)	—
Receivable from affiliates	7	(485)
Other assets	(2,954)	(299)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	64,759	40,249
Management fee payable	1,087	315
Incentive fee payable	828	(190)
Interest payable	2,926	2,027
Payable to affiliates	650	3
Deferred tax liability	(525)	(819)
Other liabilities	585	311
Net cash flows (used in) provided by operating activities	(144,462)	112,835
Cash flows from financing activities
Net proceeds from shares sold	81,478	—
Distributions paid	(70,225)	(63,609)
Offering costs paid	(441)	(155)
Proceeds from Holdings Credit Facility	435,750	128,500
Repayment of Holdings Credit Facility	(393,100)	(238,900)
Proceeds from Convertible Notes	—	40,552
Proceeds from Unsecured Notes	55,000	90,000
Proceeds from SBA-guaranteed debentures	22,255	4,000
Proceeds from NMFC Credit Facility	251,100	156,500
Repayment of NMFC Credit Facility	(242,100)	(204,000)
Other	(81)	—
Deferred financing costs paid	(1,456)	(3,083)
Repurchase of shares under repurchase program	—	(2,948)
Net cash flows provided by (used in) financing activities	138,180	(93,143)
Net (decrease) increase in cash and cash equivalents	(6,282)	19,692
Cash and cash equivalents at the beginning of the period	45,928	30,102
Cash and cash equivalents at the end of the period	$39,646	$49,794
Supplemental disclosure of cash flow information
Cash interest paid	$20,064	$15,975
Income taxes paid	175	11
Non-cash operating activities:
Non-cash activity on investments	$12,858	$167
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$4,347	$—
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	560	1,486
Accrual for offering costs	944	576
Accrual for deferred financing costs	158	371

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	First lien (2)	6.84% (L + 3.50% + 2.00% PIK/Q)*	7/30/2019	$2,984	$2,616	$2,955
	First lien (3)	6.84% (L + 3.50% + 2.00% PIK/Q)*	7/30/2019	1,719	1,515	1,702
	Second lien (2)	10.58% (L + 9.25%/Q)	7/30/2020	24,630	24,381	23,275
	Second lien (3)	10.58% (L + 9.25%/Q)	7/30/2020	8,204	8,338	7,753
				37,537	36,850	35,685	3.46%
Total Funded Debt Investments - Luxembourg				$37,537	$36,850	$35,685	3.46%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	First lien (2)	6.52% (L + 5.25%/Q)	2/18/2022	$14,274	$14,282	$14,372
	Second lien (3)	10.40% (L + 9.13%/Q)	2/17/2023	29,227	28,689	29,080
				43,501	42,971	43,452	4.21%
Total Funded Debt Investments - Netherlands				$43,501	$42,971	$43,452	4.21%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.81% (L + 9.50%/Q)	1/31/2023	$40,000	$38,998	$39,000	3.78%
Shine Acquisition Co. S.à.r.l. / Boing US Holdco Inc.**
Consumer Services	Second lien (3)	8.73% (L+7.50%/M)	10/3/2025	40,353	40,050	40,050	3.88%
Total Funded Debt Investments - United Kingdom				$80,353	$79,048	$79,050	7.66%
Funded Debt Investments - United States
AmWINS Group, Inc.
Business Services	Second lien (3)	7.99% (L + 6.75%/M)	1/25/2025	$57,000	$56,800	$58,378	5.66%
DigiCert Holdings, Inc.
Business Services	First lien (2)	6.24% (L + 5.00%/M)	10/21/2021	34,374	33,873	34,589
	Second lien (3)	9.24% (L + 8.00%/M)	10/31/2025	20,176	20,076	20,403
				54,550	53,949	54,992	5.33%
Alegeus Technologies, LLC
Healthcare Services	Second lien (3)(10)	9.83% (L + 8.50%/Q)	10/30/2023	23,500	23,500	23,500
	Second lien (4)(10)	9.83% (L + 8.50%/Q)	10/30/2023	22,500	22,500	22,500
				46,000	46,000	46,000	4.46%
Salient CRGT Inc.
Federal Services	First lien (2)	6.99% (L + 5.75%/M)	2/28/2022	41,766	41,258	41,662	4.04%
Severin Acquisition, LLC
Software	Second lien (4)(10)	9.99% (L + 8.75%/M)	7/29/2022	15,000	14,887	15,000
	Second lien (3)(10)	9.99% (L + 8.75%/M)	7/29/2022	14,518	14,354	14,518
	Second lien (4)(10)	9.99% (L + 8.75%/M)	7/29/2022	4,154	4,122	4,154
	Second lien (4)(10)	10.49% (L + 9.25%/M)	7/29/2022	3,273	3,246	3,273
	Second lien (3)(10)	10.24% (L + 9.00%/M)	7/29/2022	2,361	2,340	2,361
	Second lien (3)(10)	10.49% (L + 9.25%/M)	7/29/2022	1,825	1,809	1,825
	Second lien (4)(10)	10.49% (L + 9.25%/M)	7/29/2022	300	297	300
				41,431	41,055	41,431	4.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
PetVet Care Centers LLC
Consumer Services	First lien (2)(10)	7.33% (L + 6.00%/Q)	6/8/2023	$34,613	$34,491	$34,486
	First lien (3)(10)(11) - Drawn	7.32% (L + 6.00%/Q)	6/8/2023	5,813	5,792	5,792
	First lien (3)(10)(11) - Drawn	7.27% (L + 6.00%/Q)	6/8/2023	605	603	603
				41,031	40,886	40,881	3.96%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2019	39,900	39,831	39,900	3.87%
Frontline Technologies Group Holdings, LLC
Education	First lien (2)	7.82% (L+ 6.50%Q)	9/18/2023	16,792	16,667	16,666
	First lien (4)	7.82% (L+ 6.50%Q)	9/18/2023	22,670	22,501	22,500
				39,462	39,168	39,166	3.79%
Kronos Incorporated
Software	Second lien (2)	9.56% (L + 8.25%/Q)	11/1/2024	36,000	35,495	37,233	3.61%
VetCor Professional Practices LLC
Consumer Services	First lien (4)(10)	7.33% (L + 6.00%/Q)	4/20/2021	19,160	19,036	19,160
	First lien (2)(10)	7.33% (L + 6.00%/Q)	4/20/2021	7,734	7,615	7,733
	First lien (3)(10)(11) - Drawn	7.33% (L + 6.00%/Q)	4/20/2021	2,721	2,669	2,721
	First lien (4)(10)	7.33% (L + 6.00%/Q)	4/20/2021	2,657	2,638	2,657
	First lien (2)(10)	7.33% (L + 6.00%/Q)	4/20/2021	1,636	1,608	1,636
	First lien (4)(10)	7.33% (L + 6.00%/Q)	4/20/2021	496	488	496
	First lien (3)(10)(11) - Drawn	7.33% (L + 6.00%/Q)	4/20/2021	180	178	180
				34,584	34,232	34,583	3.35%
Weston Solutions, Inc.
Business Services	First lien (2)(10)	10.74% (L + 9.50%/M)	12/31/2020	33,214	33,214	34,211	3.31%
Valet Waste Holdings, Inc.
Business Services	First lien (2)(10)	8.24% (L + 7.00%/M)	9/24/2021	29,400	29,138	29,400
	First lien (2)(10)	8.24% (L + 7.00%/M)	9/24/2021	3,741	3,705	3,741
				33,141	32,843	33,141	3.21%
Evo Payments International, LLC
Business Services	Second lien (2)	10.24% (L + 9.00%/M)	12/23/2024	25,000	24,821	25,218
	Second lien (3)	10.24% (L + 9.00%/M)	12/23/2024	5,000	5,052	5,044
				30,000	29,873	30,262	2.93%
Redbox Automated Retail, LLC
Consumer Services	First lien (2)	8.74% (L + 7.50%/M)	9/27/2021	29,258	28,963	29,441	2.85%
Integro Parent Inc.
Business Services	First lien (2)	7.06% (L + 5.75%/Q)	10/31/2022	19,656	19,353	19,607
	Second lien (3)	10.56% (L + 9.25%/Q)	10/30/2023	10,000	9,917	9,800
				29,656	29,270	29,407	2.85%
Ansira Holdings, Inc.
Business Services	First lien (2)	7.83% (L + 6.50%/Q)	12/20/2022	25,985	25,869	25,920
	First lien (3)(11) - Drawn	7.82% (L + 6.50%/Q)	12/20/2022	2,113	2,102	2,107
				28,098	27,971	28,027	2.72%
Wirepath LLC
Distribution & Logistics	First lien (2)	6.56% (L + 5.25%/Q)	8/5/2024	27,800	27,663	27,948	2.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (4)(10)	10.59% (L + 9.25%/Q)	7/14/2022	$21,500	$21,292	$21,690
	Second lien (3)(10)	10.59% (L + 9.25%/Q)	7/14/2022	5,800	5,734	5,852
				27,300	27,026	27,542	2.67%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.48% (L + 6.25%/M)	6/17/2024	27,259	27,061	27,054	2.62%
Marketo, Inc.
Software	First lien (3)(10)	10.83% (L + 9.50%/Q)	8/16/2021	26,820	26,491	26,820	2.60%
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)(10)	10.99% (L + 9.75%/M)	4/20/2023	25,000	24,628	24,808	2.40%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.58% (L + 5.25%/Q)	5/1/2024	20,000	19,808	20,017
	Second lien (3)	10.58% (L + 9.25%/Q)	5/1/2025	4,500	4,456	4,469
				24,500	24,264	24,486	2.37%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(10)	8.49% (L + 7.25%/M)	8/4/2022	17,589	17,458	17,589
	First lien (4)(10)	7.48% (L + 6.25%/M)	8/4/2022	4,589	4,567	4,566
	First lien (2)(10)	7.48% (L + 6.25%/M)	8/4/2022	1,164	1,158	1,158
	First lien (4)(10)	7.48% (L + 6.25%/M)	8/4/2022	512	510	509
				23,854	23,693	23,822	2.31%
AAC Holding Corp.
Education	First lien (2)(10)	9.49% (L + 8.25%/M)	9/30/2020	23,350	23,123	23,350	2.26%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)(10)	10.30% (L + 8.75%/Q)	11/19/2019	19,895	19,895	20,094
	First lien (3)(10)	10.09% (L + 8.75%/Q)	11/19/2019	2,158	2,158	2,180
	First lien (4)(10)	10.09% (L + 8.75%/Q)	11/19/2019	605	605	611
				22,658	22,658	22,885	2.22%
BackOffice Associates Holdings, L.L.C.
Business Services	First lien (2)(10)	7.74% (L + 6.50%/M)	8/25/2023	22,927	22,729	22,726	2.20%
EN Engineering, LLC
Business Services	First lien (2)(10)	7.33% (L + 6.00%/Q)	6/30/2021	20,946	20,805	20,946
	First lien (2)(10)	7.33% (L + 6.00%/Q)	6/30/2021	1,211	1,202	1,211
				22,157	22,007	22,157	2.15%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	8.84% (L + 7.50%/Q)	6/2/2025	19,500	19,310	19,817	1.92%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(10)	6.58% (L + 5.25%/Q)	7/2/2021	17,498	17,381	17,498
	First lien (3)(10)(11) - Drawn	8.50% (P + 4.25%/Q)	7/2/2021	1,025	1,015	1,025
				18,523	18,396	18,523	1.79%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)(10)	7.30% (L + 6.00%/Q)	4/18/2024	18,652	18,475	18,465	1.79%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)(10)	9.49% (L + 8.25%/M)	7/23/2020	18,500	18,401	18,315	1.77%
VF Holding Corp.
Software	Second lien (3)(10)	10.24% (L + 9.00%/M)	6/28/2024	17,086	17,404	17,598	1.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
ProQuest LLC
Business Services	Second lien (3)	10.24% (L + 9.00%/M)	12/15/2022	$17,220	$16,942	$17,220	1.67%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,700	16,463	1.60%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	15,520	15,257	16,261	1.58%
Hill International, Inc.**
Business Services	First lien (2)(10)	6.99% (L + 5.75%/M)	6/21/2023	15,761	15,685	15,682	1.52%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.82% (L + 9.50%/Q)	10/19/2023	15,000	14,676	15,075	1.46%
Transcendia Holdings, Inc.
Packaging	Second lien (3)	9.24% (L + 8.00%/M)	5/30/2025	14,500	14,304	14,391	1.39%
SW Holdings, LLC
Business Services	Second lien (4)(10)	10.08% (L + 8.75%/Q)	12/30/2021	14,265	14,162	14,368	1.39%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	9.24% (L + 8.00%/M)	7/15/2021	12,054	11,982	12,120
	First lien (4)(10)	9.24% (L + 8.00%/M)	7/15/2021	2,009	1,997	2,020
				14,063	13,979	14,140	1.37%
Poseidon Intermediate, LLC
Software	Second lien (2)(10)	9.81% (L + 8.50%/Q)	8/15/2023	13,000	12,844	13,130	1.27%
Ministry Brands, LLC
Software	First lien (3)(10)	6.24% (L + 5.00%/M)	12/2/2022	3,000	2,987	3,028
	Second lien (3)(10)	10.49% (L + 9.25%/M)	6/2/2023	7,840	7,787	7,841
	Second lien (3)(10)	10.49% (L + 9.25%/M)	6/2/2023	2,160	2,145	2,160
				13,000	12,919	13,029	1.26%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	6.49% (L + 5.25%/M)	4/29/2024	12,569	12,509	12,662	1.23%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.63% (L + 7.25%/Q)	9/8/2022	12,388	12,279	12,388	1.20%
Xactly Corporation
Software	First lien (4)(10)	8.49% (L + 7.25%/M)	7/29/2022	11,600	11,487	11,484	1.11%
Zywave, Inc.
Software	Second lien (4)(10)	10.31% (L + 9.00%/Q)	11/17/2023	11,000	10,925	11,026	1.07%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(10)	7.58% (L + 6.25%/Q)	8/5/2021	6,431	6,401	6,431
	First lien (2)(10)	7.58% (L + 6.25%/Q)	8/5/2021	3,066	3,053	3,066
	First lien (2)(10)	7.58% (L + 6.25%/Q)	8/5/2021	989	985	989
				10,486	10,439	10,486	1.02%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.83% (L + 8.50%/Q)	12/16/2024	10,000	9,942	10,125	0.98%
Quest Software US Holdings Inc.
Software	First lien (2)	7.24% (L + 6.00%/M)	10/31/2022	9,924	9,794	10,069	0.98%
PowerPlan Holdings, Inc.
Software	Second lien (2)(10)	10.24% (L + 9.00%/M)	2/23/2023	10,000	9,924	10,000	0.97%
Cvent, Inc.
Software	Second lien (3)(10)	11.24% (L + 10.00%/M)	5/29/2024	10,000	9,861	9,953	0.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Idera, Inc.
Software	Second lien (4)	10.24% (L + 9.00%/M)	6/27/2025	$10,000	$9,853	$9,913	0.96%
Pelican Products, Inc.
Business Products	Second lien (2)	9.58% (L + 8.25%/Q)	4/9/2021	9,500	9,535	9,500	0.92%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	6.83% (L + 5.50%/Q)	8/16/2022	9,875	9,582	9,474	0.92%
J.D. Power and Associates
Business Services	Second lien (3)	9.83% (L + 8.50%/Q)	9/7/2024	9,333	9,227	9,473	0.92%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/M)	12/20/2019	9,000	8,920	8,955	0.87%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (3)	8.82% (L + 7.50%/Q)	9/15/2025	7,000	6,930	6,987	0.67%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.98% (L + 5.75%/M)	1/5/2024	6,906	6,843	6,912	0.67%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	3/1/2024	5,000	4,785	5,717	0.55%
Applied Systems, Inc.
Software	Second lien (3)	8.32% (L + 7.00%/Q)	9/19/2025	4,923	4,923	5,065	0.49%
ADG, LLC
Healthcare Services	Second lien (3)(10)	10.25% (L + 9.00%/M)	3/28/2024	5,000	4,932	5,047	0.49%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	10.08% (L + 8.75%/Q)	5/23/2020	4,400	4,345	4,450	0.43%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)	7.32% (L + 6.00%/Q)	9/15/2023	4,344	4,301	4,301	0.41%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	2,970	0.29%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,944	2,083	0.20%
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	5.80% (L + 4.50%/Q)	7/2/2020	250	242	106
	First lien (3)	5.80% (L + 4.50%/Q)	7/2/2020	141	137	60
	First lien (2)	8.80% (L + 7.50%/Q)	7/2/2020	475	433	10
	First lien (3)	8.80% (L + 7.50%/Q)	7/2/2020	268	245	6
				1,134	1,057	182	0.02%
Total Funded Debt Investments - United States				$1,317,688	$1,306,942	$1,324,012	128.28%
Total Funded Debt Investments				$1,479,079	$1,465,811	$1,482,199	143.61%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(22)	—	—	58,000	$5,720	$5,720	0.56%
Total Shares - Hong Kong					$5,720	$5,720	0.56%
Equity - United States
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)(10)	—	—	5,290,997	$5,291	$7,759	0.75%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)(10)	—	—	200	$2,000	$3,142	0.30%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (4)(10)	—	—	100	1,000	1,336
	Preferred shares (4)(10)	—	—	16	158	211
	Preferred shares (4)(10)	—	—	6	68	81
					1,226	1,628	0.16%
Ancora Acquisition LLC
Education	Preferred shares (6)(10)	—	—	372	83	393	0.04%
Education Management Corporation (12)
Education	Preferred shares (2)	—	—	3,331	200
	Preferred shares (3)	—	—	1,879	113
	Ordinary shares (2)	—	—	2,994,065	100	15
	Ordinary shares (3)	—	—	1,688,976	56	8
					469	23	—%
Total Shares - United States					$9,069	$12,945	1.25%
Total Shares					$14,789	$18,665	1.81%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2026	622	$37	$895	0.09%
Ancora Acquisition LLC
Education	Warrants (6)(10)	—	8/12/2020	20	—	—	—%
YP Equity Investors, LLC
Media	Warrants (5)(10)	—	5/8/2022	5	—	—	—%
Total Warrants - United States					$37	$895	0.09%
Total Funded Investments					$1,480,637	$1,501,759	145.51%
Unfunded Debt Investments - United States
VetCor Professional Practices LLC
Consumer Services	First lien (3)(10)(11) - Undrawn	—	4/20/2021	$2,520	$(25)	$—
	First lien (3)(10)(11) - Undrawn	—	2/24/2019	3,291	(66)	—
				5,811	(91)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2021	1,075	(11)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(10)(11) - Undrawn	—	8/4/2021	1,000	(10)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	9/24/2021	3,750	(47)	—	—%
Marketo, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/16/2021	1,788	(27)	—	—%
Ministry Brands, LLC
Software	First lien (3)(10)(11) - Undrawn	—	12/2/2022	1,000	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Weston Solutions, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	12/31/2020	$10,000	$—	$—	—%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/20/2018	1,700	(9)	(4)	—%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/29/2022	992	(10)	(10)	—%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2023	1,673	(13)	(13)	—%
Zywave, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/17/2022	2,000	(15)	(15)	—%
PetVet Care Centers LLC
Consumer Services	First lien (3)(10)(11) - Undrawn	—	6/8/2019	7,287	(27)	(27)
	First lien (3)(10)(11) - Undrawn	—	6/8/2023	1,595	(6)	(6)
				8,882	(33)	(33)	—%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	8/24/2018	3,447	(13)	(13)
	First lien (3)(10)(11) - Undrawn	—	8/25/2023	2,586	(23)	(23)
				6,033	(36)	(36)	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(11) - Undrawn	—	3/15/2019	11,584	(29)	(29)
	First lien (3)(11) - Undrawn	—	3/15/2023	1,737	(17)	(17)
				13,321	(46)	(46)	(0.01)%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(11) - Undrawn	—	9/18/2019	7,738	(58)	(58)	(0.01)%
Total Unfunded Debt Investments - United States				$66,763	$(411)	$(215)	(0.02)%
Total Non-Controlled/Non-Affiliated Investments					$1,480,226	$1,501,544	145.49%
Non-Controlled/Affiliated Investments (23)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Education	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2020	$4,395	$4,390	$4,395
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2020	16,342	16,342	13,075
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2020	4,020	4,020	3,216
				24,757	24,752	20,686	2.00%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)	14.00% PIK/Q*	10/15/2021	1,939	1,939	1,939	0.19%
Total Funded Debt Investments - United States				$26,696	$26,691	$22,625	2.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
HI Technology Corp.
Business Services	Preferred shares (3)(10)(21)	—	—	2,768,000	$105,155	$105,155	10.19%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	—	—	23,000	23,000	2.23%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	—	25,000,000	11,501	10,911
	Ordinary shares (3)(10)	—	—	2,786,000	1,281	1,216
					12,782	12,127	1.18%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)	—	—	1,523,520	6,578	8,379
	Ordinary shares (3)(10)	—	—	1,366,452	1,350	1,682
					7,928	10,061	0.97%
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)(10)	—	—	123,968	11	349
	Ordinary shares (2)(10)	—	—	107,143	9	302
					20	651	0.06%
Total Shares - United States					$148,885	$150,994	14.63%
Total Funded Investments					$175,576	$173,619	16.82%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	6/9/2020	$4,881	$—	$—	—%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)(11) - Undrawn	—	10/15/2021	1,025	—	—	—%
Total Unfunded Debt Investments - United States				$5,906	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$175,576	$173,619	16.82%
Controlled Investments (24)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	9.84% (L + 8.50%/Q)	1/13/2019	$10,846	$10,846	$10,846
	First lien (2)(10)	9.84% (L + 7.50% + 1.00% PIK/Q)*	1/13/2019	795	795	795
	Subordinated (2)(10)	15.00% PIK/Q*	7/13/2019	1,929	1,929	1,929
	Subordinated (3)(10)	15.00% PIK/Q*	7/13/2019	1,154	1,154	1,154
				14,724	14,724	14,724	1.43%
Total Funded Debt Investments - United States				$14,724	$14,724	$14,724	1.43%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (8)(10)	—	—	—	$7,345	$7,685	0.74%
Total Shares - Canada					$7,345	$7,685	0.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	—	—	$79,400	$79,400	7.69%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(10)(18)	—	—	21,042,904	18,663	18,228
	Preferred shares (3)(10)(18)	—	—	5,815,258	5,158	5,038
	Preferred shares (3)(10)(19)	—	—	10,370,962	10,371	10,371
	Ordinary shares (2)(10)	—	—	2,096,477	1,925	7,940
	Ordinary shares (3)(10)	—	—	1,993,749	531	7,552
					36,648	49,129	4.76%
NM KRLN LLC
Net Lease	Membership interest (8)(10)	—	—	—	7,510	7,510	0.73%
NM DRVT LLC
Net Lease	Membership interest (8)(10)	—	—	—	5,152	5,152	0.50%
NM APP US LLC
Net Lease	Membership interest (8)(10)	—	—	—	5,080	5,119	0.50%
NM JRA LLC
Net Lease	Membership interest (8)(10)	—	—	—	2,043	2,161	0.21%
Total Shares - United States					$135,833	$148,471	14.39%
Total Shares					$143,178	$156,156	15.13%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(10)	—	12/31/2018	526,925	$—	$—	—%
Total Warrants - United States					$—	$—	—%
Total Funded Investments					$157,902	$170,880	16.56%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien (3)(10)(11) - Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments - United States				$2,806	$—	$—	—%
Total Controlled Investments					$157,902	$170,880	16.56%
Total Investments					$1,813,704	$1,846,043	178.87%

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
September 30, 2017
(in thousands, except shares)
(unaudited)

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

(9)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2017.

(10)	The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.

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

(22)
The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(in thousands, except shares)
(unaudited)

(23)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2017 and December 31, 2016, along with transactions during the nine months ended September 30, 2017 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2016	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2017	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$23,247	$7,123	$(5,381)	$—	$(3,652)	$21,337	$1,887	$—	$—
HI Technology Corp.	—	105,155	—	—	—	105,155	—	7,917	—
NMFC Senior Loan Program I LLC	23,000	—	—	—	—	23,000	—	2,662	865
Permian Holdco 1, Inc. / Permian Holdco 2, Inc.	11,193	901	—	—	(94)	12,000	190	708	23
Sierra Hamilton Holdings Corporation	—	12,782	—	—	(655)	12,127	—	—	—
Total Non-Controlled/Affiliated Investments	$57,440	$125,961	$(5,381)	$—	$(4,401)	$173,619	$2,077	$11,287	$888

(A)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind ("PIK") interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B)
Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.

(24)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of September 30, 2017 and December 31, 2016, along with transactions during the nine months ended September 30, 2017 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2016	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2017	Interest Income	Dividend Income	Other Income
New Mountain Net Lease Corporation	$27,000	$—	$(27,000)	$—	$—	$—	$—	$—	$—
NM APP Canada Corp.	—	7,345	—	—	340	7,685	—	662	—
NM APP US LLC	—	5,080	—	—	39	5,119	—	424	—
NM DRVT LLC	—	5,152	—	—	—	5,152	—	350	—
NM JRA LLC	—	2,043	—	—	118	2,161	—	150	—
NM KRLN LLC	—	7,510	—	—	—	7,510	—	526	—
NMFC Senior Loan Program II LLC	71,460	7,940	—	—	—	79,400	—	9,627	—
UniTek Global Services, Inc.	56,361	13,259	(4,006)	—	(1,761)	63,853	1,293	3,016	581
Total Controlled Investments	$154,821	$48,329	$(31,006)	$—	$(1,264)	$170,880	$1,293	$14,755	$581

(A)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B)
Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.

*	All or a portion of interest contains PIK interest.

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2017, 14.9% of the Company’s total investments were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2017
(unaudited)

September 30, 2017
Investment Type	Percent of Total Investments at Fair Value
First lien	41.72%
Second lien	36.83%
Subordinated	3.75%
Equity and other	17.70%
Total investments	100.00%

September 30, 2017
Industry Type	Percent of Total Investments at Fair Value
Business Services	33.41%
Software	21.12%
Healthcare Services	8.76%
Consumer Services	7.85%
Distribution & Logistics	6.13%
Investment Fund	5.55%
Education	5.50%
Federal Services	4.18%
Energy	3.89%
Net Lease	1.50%
Healthcare Information Technology	0.82%
Packaging	0.78%
Business Products	0.51%
Total investments	100.00%

September 30, 2017
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.97%
Fixed rates	12.03%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
 December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (L + 7.00%/M)	9/23/2019	$6,012	$5,992	$6,005	0.64%
Total Funded Debt Investments - Australia				$6,012	$5,992	$6,005	0.64%
Funded Debt Investments - Luxembourg
Pinnacle Holdco S.à.r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (L + 9.25%/Q)	7/30/2020	$24,630	$24,362	$18,103
	Second lien (3)	10.50% (L + 9.25%/Q)	7/30/2020	8,204	8,332	6,030
				32,834	32,694	24,133	2.57%
Total Funded Debt Investments - Luxembourg				$32,834	$32,694	$24,133	2.57%
Funded Debt Investments - Netherlands
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)**
Software	Second lien (3)	10.13% (L + 9.13%/Q)	2/17/2023	$10,000	$9,371	$9,799	1.04%
Total Funded Debt Investments - Netherlands				$10,000	$9,371	$9,799	1.04%
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.50% (L + 9.50%/Q)	1/31/2023	$32,500	$31,814	$29,514	3.14%
Total Funded Debt Investments - United Kingdom				$32,500	$31,814	$29,514	3.14%
Funded Debt Investments - United States
TIBCO Software Inc.
Software	First lien (2)	6.50% (L + 5.50%/M)	12/4/2020	$29,475	$28,444	$29,634
	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,659	15,038
				44,475	43,103	44,672	4.76%
Navex Global, Inc.
Software	First lien (4)	5.99% (L + 4.75%/Q)	11/19/2021	4,563	4,530	4,540
	First lien (2)	5.99% (L + 4.75%/Q)	11/19/2021	2,583	2,563	2,570
	Second lien (4)	10.31% (L + 8.75%/Q)	11/18/2022	18,187	17,984	17,823
	Second lien (3)	10.31% (L + 8.75%/Q)	11/18/2022	19,813	19,282	19,417
				45,146	44,359	44,350	4.73%
Hill International, Inc.
Business Services	First lien (2)(10)	7.75% (L + 6.75%/Q)	9/28/2020	41,544	41,150	41,543	4.43%
AssuredPartners, Inc.
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	10/20/2023	20,200	19,480	20,394
	Second lien (2)	10.00% (L + 9.00%/M)	10/20/2023	20,000	19,282	20,192
				40,200	38,762	40,586	4.32%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2019	40,000	39,903	39,825	4.24%
Kronos Incorporated
Software	Second lien (2)	9.25% (L + 8.25%/Q)	11/1/2024	36,000	35,458	37,159	3.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
PetVet Care Centers LLC
Consumer Services	Second lien (3)(10)	10.25% (L + 9.25%/Q)	6/17/2021	$24,000	$23,820	$24,240
	Second lien (3)(10)	10.50% (L + 9.50%/Q)	6/17/2021	6,500	6,444	6,565
	Second lien (3)(10)	9.50% (L + 8.50%/Q)	6/17/2021	6,000	5,910	5,910
				36,500	36,174	36,715	3.91%
Ascend Learning, LLC
Education	Second lien (3)	9.50% (L + 8.50%/Q)	11/30/2020	35,227	34,895	34,963	3.73%
Weston Solutions, Inc.
Business Services	First lien (2)(10)	10.50% (L + 9.50%/M)	12/31/2020	34,821	34,821	34,821	3.71%
Redbox Automated Retail, LLC
Consumer Services	First lien (2)	8.50% (L + 7.50%/Q)	9/27/2021	33,469	32,987	32,601	3.47%
Valet Waste Holdings, Inc.
Business Services	First lien (2)(10)	8.00% (L + 7.00%/Q)	9/24/2021	29,625	29,320	29,625
	First lien (3)(10)(11) - Drawn	8.00% (L + 7.00%/Q)	9/24/2021	2,250	2,222	2,250
				31,875	31,542	31,875	3.40%
VetCor Professional Practices LLC
Consumer Services	First lien (4)(10)	7.25% (L + 6.25%/Q)	4/20/2021	19,306	19,159	19,306
	First lien (2)(10)	7.25% (L + 6.25%/Q)	4/20/2021	7,793	7,652	7,793
	First lien (4)(10)	7.25% (L + 6.25%/Q)	4/20/2021	2,677	2,655	2,677
	First lien (4)(10) (11) - Drawn	7.25% (L + 6.25%/Q)	4/20/2021	373	365	373
				30,149	29,831	30,149	3.21%
Integro Parent Inc.
Business Services	First lien (2)	6.75% (L + 5.75%/Q)	10/31/2022	19,806	19,463	19,607
	Second lien (3)	10.25% (L + 9.25%/Q)	10/30/2023	10,000	9,910	9,750
				29,806	29,373	29,357	3.13%
ProQuest LLC
Business Services	Second lien (3)	10.00% (L + 9.00%/M)	12/15/2022	28,700	28,188	28,700	3.06%
CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/M)	12/19/2020	27,409	27,252	27,478	2.93%
Evo Payments International, LLC
Business Services	First lien (2)	6.00% (L + 5.00%/M)	12/22/2023	2,500	2,487	2,515
	Second lien (2)	10.00% (L + 9.00%/M)	12/23/2024	25,000	24,813	24,813
				27,500	27,300	27,328	2.91%
Severin Acquisition, LLC
Software	Second lien (4)(10)	9.75% (L + 8.75%/Q)	7/29/2022	15,000	14,873	15,000
	Second lien (4)(10)	9.75% (L + 8.75%/Q)	7/29/2022	4,154	4,118	4,154
	Second lien (4)(10)	10.25% (L + 9.25%/Q)	7/29/2022	3,273	3,243	3,305
	Second lien (3)(10)	10.00% (L + 9.00%/Q)	7/29/2022	2,361	2,338	2,384
	Second lien (3)(10)	10.25% (L + 9.25%/Q)	7/29/2022	1,825	1,807	1,843
	Second lien (4)(10)	10.25% (L + 9.25%/Q)	7/29/2022	300	297	303
				26,913	26,676	26,989	2.88%
Marketo, Inc.
Software	First lien (3)(10)	10.50% (L + 9.50%/Q)	8/16/2021	26,820	26,442	26,418	2.81%
Ansira Holdings, Inc.
Business Services	First lien (2)	7.50% (L + 6.50%/Q)	12/20/2022	26,182	26,051	26,051	2.78%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Pelican Products, Inc.
Business Products	Second lien (3)	9.25% (L + 8.25%/Q)	4/9/2021	$15,500	$15,506	$15,170
	Second lien (2)	9.25% (L + 8.25%/Q)	4/9/2021	10,000	10,107	9,788
				25,500	25,613	24,958	2.66%
DigiCert Holdings, Inc.
Software	First lien (2)	6.00% (L + 5.00%/Q)	10/21/2021	24,750	24,134	24,719	2.63%
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)(10)	10.75% (L + 9.75%/M)	4/20/2023	25,000	24,593	24,711	2.63%
AAC Holding Corp.
Education	First lien (2)(10)	8.25% (L + 7.25%/M)	9/30/2020	23,918	23,637	23,918	2.55%
Ryan, LLC
Business Services	First lien (2)	6.75% (L + 5.75%/M)	8/7/2020	23,927	23,656	23,785	2.53%
EN Engineering, LLC
Business Services	First lien (2)(10)	7.00% (L + 6.00%/Q)	6/30/2021	21,107	20,940	21,107
	First lien (2)(10)	7.78% (Base + 5.55%/Q)	6/30/2021	2,189	2,170	2,189
				23,296	23,110	23,296	2.48%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)(10)	9.75% (L + 8.75%/Q)	11/19/2019	19,895	19,895	19,895
	First lien (3)(10)	9.75% (L + 8.75%/Q)	11/19/2019	2,158	2,158	2,158
	First lien (4)(10)	9.75% (L + 8.75%/Q)	11/19/2019	605	605	605
				22,658	22,658	22,658	2.41%
Vision Solutions, Inc.
Software	First lien (2)	7.50% (Base + 6.50%/Q)	6/16/2022	22,359	22,153	22,317	2.38%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.75% (L + 6.50%/Q)	11/13/2017	22,411	22,312	22,299	2.38%
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (4)(10)	10.25% (L + 9.25%/Q)	7/14/2022	21,500	21,268	21,500
	Second lien (3)(10)	10.25% (L + 9.25%/Q)	7/14/2022	500	494	500
				22,000	21,762	22,000	2.34%
IT'SUGAR LLC
Retail	First lien (4)(10)	10.50% (L + 9.50%/Q)	10/23/2019	20,790	20,189	20,467	2.18%
First American Payment Systems, L.P.
Business Services	Second lien (2)	10.75% (L + 9.50%/M)	4/12/2019	18,643	18,483	18,643	1.99%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(10)	6.25% (L + 5.25%/Q)	7/2/2021	17,632	17,493	17,632
	First lien (3)(10)(11) - Drawn	8.00% (P + 4.25%/Q)	7/2/2021	752	744	752
				18,384	18,237	18,384	1.96%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)(10)	9.25% (L + 8.25%/M)	7/23/2020	18,500	18,379	18,046	1.92%
Project Alpha Intermediate Holding, Inc.
Software	First lien (2)(10)	9.25% (L + 8.25%/M)	8/22/2022	17,955	17,784	17,775	1.89%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(10)	8.25% (L + 7.25%/Q)	8/4/2022	17,775	17,626	17,775	1.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)(10)	12.25%/S (8)	12/15/2018	$25,000	$25,000	$16,012
	First lien (3)(10)	12.25%/S (8)	12/15/2018	2,660	2,231	1,704
				27,660	27,231	17,716	1.89%
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)
Software	First lien (2)	6.00% (L + 5.00%/Q)	11/4/2020	1,891	1,880	1,865
	Second lien (2)	9.25% (L + 8.25%/Q)	11/4/2021	14,000	13,448	13,650
				15,891	15,328	15,515	1.65%
YP Holdings LLC / Print Media Holdings LLC (12)
YP LLC / Print Media LLC
Media	First lien (2)	12.25% (L + 11.00%/M)	6/4/2018	15,267	15,197	15,191	1.62%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.50% (L + 9.50%/Q)	10/19/2023	15,000	14,648	14,944	1.59%
Cvent, Inc.
Software	First lien (3)	6.00% (L + 5.00%/Q)	11/29/2023	5,000	4,963	5,064
	Second lien (3)(10)	11.00% (L + 10.00%/Q)	5/29/2024	10,000	9,851	9,850
				15,000	14,814	14,914	1.59%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	9.00% (L + 8.00%/M)	7/15/2021	12,536	12,449	12,442
	First lien (4)(10)	9.00% (L + 8.00%/M)	7/15/2021	2,089	2,075	2,074
				14,625	14,524	14,516	1.55%
SW Holdings, LLC
Business Services	Second lien (4)(10)	9.75% (L + 8.75%/Q)	12/30/2021	14,265	14,147	14,265	1.52%
Poseidon Intermediate, LLC
Software	Second lien (2)(10)	9.50% (L + 8.50%/Q)	8/15/2023	13,000	12,829	13,000	1.39%
Zywave, Inc.
Software	Second lien (4)	10.00% (L + 9.00%/Q)	11/17/2023	11,000	10,918	10,918	1.16%
Aricent Technologies
Business Services	Second lien (2)	9.50% (L + 8.50%/Q)	4/14/2022	12,500	12,316	10,719	1.14%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(10)	7.50% (L + 6.50%/Q)	8/5/2019	6,463	6,421	6,463
	First lien (2)(10)	7.50% (L + 6.50%/Q)	8/5/2019	3,081	3,064	3,081
	First lien (2)(10)	7.50% (L + 6.50%/Q)	8/5/2019	994	988	994
				10,538	10,473	10,538	1.12%
Quest Software US Holdings Inc.
Software	First lien (2)	7.00% (L + 6.00%/Q)	10/31/2022	10,000	9,854	10,152	1.08%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.50% (L + 8.50%/Q)	12/16/2024	10,000	9,938	10,000	1.07%
PowerPlan Holdings, Inc.
Software	Second lien (2)(10)	10.00% (L + 9.00%/M)	2/23/2023	10,000	9,916	10,000	1.07%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.25% (L + 7.25%/Q)	9/8/2022	9,975	9,879	9,875	1.05%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	9,700	9,523	9,353	1.00%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.50% (L + 9.25%/Q)	12/20/2019	9,000	8,897	8,640	0.92%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ministry Brands, LLC
Software	First lien (3)(11) - Drawn	6.00% (L + 5.00%/Q)	12/2/2022	$350	$348	$348
	Second lien (3)	10.25% (L + 9.25%/Q)	6/2/2023	7,840	7,782	7,781
				8,190	8,130	8,129	0.87%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated (3)	10.00% (L + 9.00%/M)	8/31/2021	7,000	6,934	7,210	0.77%
J.D. Power and Associates
Business Services	Second lien (3)	9.50% (L + 8.50%/Q)	9/7/2024	7,000	6,898	7,035	0.75%
Confie Seguros Holding II Co.
Consumer Services	Second lien (2)	10.25% (L + 9.00%/M)	5/8/2019	6,957	6,952	6,919	0.74%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (2)	9.00% (L + 7.50%/Q)	4/21/2017	6,396	6,389	6,300	0.67%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	3/1/2024	5,000	4,768	5,650	0.60%
VF Holding Corp.
Software	Second lien (3)	10.00% (L + 9.00%/Q)	6/28/2024	5,000	4,952	4,950	0.53%
ADG, LLC
Healthcare Services	Second lien (3)(10)	10.00% (L + 9.00%/Q)	3/28/2024	5,000	4,926	4,925	0.53%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	9.75% (L + 8.75%/Q)	5/23/2020	4,000	3,928	4,039	0.43%
Transtar Holding Company
Distribution & Logistics	Second lien (3)	13.50% (P + 9.75%/Q) (8)	10/9/2019	36,112	3,155	2,167
	Second lien (2)	13.50% (P + 9.75%/Q) (8)	10/9/2019	28,300	28,011	1,698
				64,412	31,166	3,865	0.41%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000	3,000	2,520	0.27%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000	1,939	2,135	0.23%
Education Management Corporation (19)
Education Management II LLC
Education	First lien (2)	5.50% (L + 4.50%/Q)	7/2/2020	250	239	61
	First lien (3)	5.50% (L + 4.50%/Q)	7/2/2020	141	136	35
	First lien (2)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	467	416	22
	First lien (3)	8.50% (L + 1.00% + 6.50% PIK/Q)*	7/2/2020	263	235	12
				1,121	1,026	130	0.01%
Total Funded Debt Investments - United States				$1,339,099	$1,290,033	$1,261,394	134.41%
Total Funded Debt Investments				$1,420,445	$1,369,904	$1,330,845	141.80%
Equity - United States
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)(10)	—	—	5,290,997	$5,291	$6,434	0.69%
TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)(10)	—	—	200	2,000	2,664	0.28%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (4)(10)	—	—	100	$1,000	$1,497
	Preferred shares (4)(10)	—	—	16	158	236
	Preferred shares (4)(10)	—	—	6	68	91
					1,226	1,824	0.19%
Ancora Acquisition LLC
Education	Preferred shares (6)(10)	—	—	372	83	393	0.04%
Education Management Corporation (19)
Education	Preferred shares (2)	—	—	3,331	200	1
	Preferred shares (3)	—	—	1,879	113	1
	Ordinary shares (2)	—	—	2,994,065	100	18
	Ordinary shares (3)	—	—	1,688,976	56	10
					469	30	—%
Total Shares - United States					$9,069	$11,345	1.20%
Warrants - United States
YP Holdings LLC / Print Media Holdings LLC (12)
YP Equity Investors LLC
Media	Warrants (5)(10)	—	5/8/2022	5	$—	$2,966	0.32%
IT'SUGAR LLC
Retail	Warrants (3)(10)	—	10/23/2025	94,672	817	549	0.06%
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2026	622	37	949	0.10%
Ancora Acquisition LLC
Education	Warrants (6)(10)	—	8/12/2020	20	—	—	—%
Total Warrants - United States					$854	$4,464	0.48%
Total Funded Investments					$1,379,827	$1,346,654	143.48%
Unfunded Debt Investments - United States
Mister Car Wash Holdings, Inc.
Consumer Services	First lien (3)(11) - Undrawn	—	12/14/2017	$1,667	$(13)	$8	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2021	1,348	(13)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(10)(11) - Undrawn	—	8/4/2021	1,000	(10)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	9/24/2021	1,500	(19)	—	—%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(10)(11) - Undrawn	—	4/20/2021	2,700	(27)	—
	First lien (4)(10)(11) - Undrawn	—	3/30/2018	127	(3)	—
	First lien (2)(10)(11) - Undrawn	—	6/22/2018	1,644	(33)	—
				4,471	(63)	—	—%
Weston Solutions, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	12/31/2020	10,000	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Zywave, Inc.
Software	First lien (3)(11) - Undrawn	—	11/17/2022	$2,000	$(15)	$(15)	—%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/20/2018	3,818	(19)	(19)	—%
Marketo, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/16/2021	1,788	(27)	(27)	—%
Ministry Brands, LLC
Software	First lien (3)(11) - Undrawn	—	12/2/2022	650	(3)	(3)
	First lien (3)(11) - Undrawn	—	12/2/2017	5,169	(26)	(26)
	Second lien (3)(11) - Undrawn	—	12/2/2017	2,160	(16)	(16)
				7,979	(45)	(45)	(0.01)%
Total Unfunded Debt Investments - United States				$35,571	(224)	$(98)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments					$1,379,603	$1,346,556	143.47%
Non-Controlled/Affiliated Investments(22)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Education	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2020	$4,124	$4,118	$4,124
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2020	15,163	15,163	12,814
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2020	3,730	3,730	3,152
				23,017	23,011	20,090	2.14%
Permian Holdco 1, Inc. (21)
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)	14.00% PIK/Q*	10/15/2021	1,749	1,749	1,749	0.19%
Total Funded Debt Investments - United States				$24,766	$24,760	$21,839	2.33%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	—	—	$23,000	$23,000	2.45%
Permian Holdco 1, Inc. (21)
Energy	Preferred shares (3)(10)(17)	—	—	1,394,237	5,866	7,668
	Ordinary shares (3)(10)	—	—	1,366,452	1,350	1,776
					7,216	9,444	1.00%
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)(10)	—	—	123,968	11	1,693
	Ordinary shares (2)(10)	—	—	107,143	9	1,464
					20	3,157	0.34%
Total Shares - United States					$30,236	$35,601	3.79%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2016
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	6/9/2020	$4,881	$—	$—	—%
Permian Holdco 1, Inc. (21)
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)(11) - Undrawn	—	10/15/2021	1,025	—	—	—%
Total Unfunded Debt Investments - United States				$5,906	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$54,996	$57,440	6.12%
Controlled Investments(23)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	8.50% (L + 7.50%/Q)	1/13/2019	$10,846	$10,846	$11,063
	First lien (2)(10)	9.50% (L + 7.50% + 1.00% PIK/Q)*	1/13/2019	4,784	4,784	4,879
	Subordinated (2)(10)	15.00% PIK/Q*	7/13/2019	1,726	1,726	1,760
	Subordinated (3)(10)	15.00% PIK/Q*	7/13/2019	1,032	1,032	1,054
				18,388	18,388	18,756	2.00%
Total Funded Debt Investments - United States				$18,388	$18,388	$18,756	2.00%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	—	—	$71,460	$71,460	7.61%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(10)(18)	—	—	19,048,426	16,668	17,207
	Preferred shares (3)(10)(18)	—	—	5,264,079	4,606	4,755
	Ordinary shares (2)(10)	—	—	2,096,477	1,925	12,256
	Ordinary shares (3)(10)	—	—	579,366	532	3,387
					23,731	37,605	4.01%
New Mountain Net Lease Corporation
Net Lease	Ordinary shares (3)(10)	—	—	270,000	27,000	27,000	2.88%
Total Shares - United States					$122,191	$136,065	14.50%
Total Funded Investments					$140,579	$154,821	16.50%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien (3)(10)(11) - Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments - United States				$2,806	$—	$—	—%
Total Controlled Investments					$140,579	$154,821	16.50%
Total Investments					$1,575,178	$1,558,817	166.09%

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

(10)	The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.

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

(20)	The Company holds an equity investment in TW-NHME Holdings Corp., and holds a second lien term loan investment in National HME, Inc., a wholly-owned subsidiary of TW-NHME Holdings Corp.

(21)	The Company holds preferred and common equity in Permian Holdco 1, Inc., as well as subordinated notes in Permian Holdco 2, Inc., a wholly-owned subsidiary of Permian Holdco 1, Inc.

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

(B)
Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.

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

(B)
Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.

*	All or a portion of interest contains PIK interest.

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 9.9% of the Company’s total investments were non-qualifying assets.

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

September 30, 2017
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through September 30, 2017, NMFC raised approximately $614,581 in net proceeds from additional offerings of its common stock.
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
The Company’s wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), the Company's wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”), that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC I”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC I GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. During the nine months ended September 30, 2017, New Mountain Finance SBIC II, L.P. (“SBIC II”) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC I received a license from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”). The Company's wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent it invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I and SBIC II's investment objective is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible companies. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2017, the Company’s top five industry concentrations were business services, software, healthcare services, consumer services and distribution & logistics.

Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMNLC, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2017.
Below is certain summarized property information for NMNLC as of September 30, 2017:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2017
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,685
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,119
			Cleveland, OH
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,152
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,161
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	7,510
					$27,627
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2017 and December 31, 2016, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $26,836 and $29,218, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter.

Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2017 and December 31, 2016.
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
For the three and nine months ended September 30, 2017, the Company recognized a total income tax (provision) benefit of approximately $(500) and $184, respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2017, the Company recorded current income tax expense of approximately $106 and $341, respectively, and deferred income tax (provision) benefit of approximately $(394) and $525, respectively. For the three and nine months ended September 30, 2016, the Company recognized a total income tax (provision) benefit of approximately $(11) and $706, respectively, for the Company’s consolidated subsidiaries.  For the three and nine months ended September 30, 2016, the Company recorded current income tax expense of approximately $22 and $113, respectively, and deferred income tax benefit of approximately $11 and $819, respectively, which excluded a deferred tax (provision) benefit of $(818) and $34, respectively, attributable to one of the Company's consolidated subsidiaries.
As of September 30, 2017 and December 31, 2016, the Company had $509 and $1,034, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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

Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 23, 2016, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2017 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and nine months ended September 30, 2017, the Company did not repurchase any shares of the Company's common stock. During the three and nine months ended September 30, 2016, the Company repurchased a total of 0 and 248,499 shares, respectively, of the Company's common stock in the open market for $0 and $2,948, respectively, including commissions paid.
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
Note 3. Investments
At September 30, 2017, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$764,281	$770,238
Second lien	673,074	679,893
Subordinated	69,460	69,202
Equity and other	306,889	326,710
Total investments	$1,813,704	$1,846,043

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$598,620	$616,763
Software	383,779	389,935
Healthcare Services	160,298	161,763
Consumer Services	144,007	144,922
Distribution & Logistics	109,787	113,148
Investment Fund	102,400	102,400
Education	104,810	101,494
Federal Services	76,587	77,239
Energy	67,771	71,786
Net Lease	27,130	27,627
Healthcare Information Technology	14,676	15,075
Packaging	14,304	14,391
Business Products	9,535	9,500
Total investments	$1,813,704	$1,846,043
At December 31, 2016, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$706,140	$700,580
Second lien	638,347	604,203
Subordinated	68,341	66,559
Equity and other	162,350	187,475
Total investments	$1,575,178	$1,558,817
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$446,008	$461,997
Software	424,965	420,896
Consumer Services	105,868	106,392
Investment Fund	94,460	94,460
Education	93,651	94,168
Energy	81,390	75,168
Healthcare Services	70,731	71,844
Distribution & Logistics	88,768	61,696
Federal Services	59,881	60,116
Net Lease	27,000	27,000
Business Products	25,613	24,958
Media	21,189	24,162
Retail	21,006	21,016
Healthcare Information Technology	14,648	14,944
Total investments	$1,575,178	$1,558,817

During the first quarter of 2017, the Company placed its entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, the Company's investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27,231, an aggregate fair value of $12,725 and total unearned interest income of $1,388 for the six months then ended. In July 2017, Sierra completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Sierra. Prior to the extinguishment in July 2017, the Company’s original investment in Sierra had an aggregate cost of $27,307, an aggregate fair value of $12,858 and total unearned interest income of $1,687. The extinguishment resulted in a realized loss of $14,449. As a result of the restructuring, the Company received common shares in Sierra Hamilton Holding Corporation. As of September 30, 2017, the Company’s investment has an aggregate cost basis of $12,782 and an aggregate fair value of $12,127.
During the third quarter of 2016, the Company placed its entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of March 31, 2017, the Company's investment in Transtar had an aggregate cost basis of $31,166, an aggregate fair value of $3,621 and total unearned interest income of approximately $1,809 for the three months then ended. In April 2017, Transtar completed a restructuring which resulted in a $3,606 million repayment of the Company's second lien position. The Company recognized a realized loss of $27,560 during the nine months ended September 30, 2017 related to Transtar.
During the second quarter of 2016, the Company placed a portion of its first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, the Company’s investment in Permian had an aggregate cost basis of $24,444, an aggregate fair value of $7,064 and total unearned interest income of $1,273 for the nine months then ended. In October 2016, Permian completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Permian. Prior to the extinguishment in October 2016, the Company’s original investment in Permian had an aggregate cost of $25,047, an aggregate fair value of $7,064 and total unearned interest income of $1,422 for the year ended December 31, 2016. The extinguishment resulted in a realized loss of $17,983.  Post restructuring, the Company’s investments in Permian have been restored to full accrual status. As of September 30, 2017, the Company’s investments in Permian have an aggregate cost basis of $9,867 and an aggregate fair value of $12,000.
During the third quarter of 2016, the Company received notice that there would be no recovery of the outstanding principal and interest owed on its two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, the Company’s first lien positions in ATI had an aggregate cost of $1,528 and an aggregate fair value of $0 and no unearned interest income for the period then ended. The Company wrote off its first lien positions in ATI and recognized an aggregate realized loss of $1,528 during the three months ended September 30, 2016. As of September 30, 2017, the Company's preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of the Company's first lien positions in ATI, had an aggregate cost basis of $83 and an aggregate fair value of $393.
As of September 30, 2017, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $38,645 and $0, respectively. As of September 30, 2017, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $36,830. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2017.
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
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended for up to one year pursuant to certain terms of the SLP I Agreement. SLP I had a three year re-investment period. In June 2017, the re-investment period was extended for one additional year. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.

SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of September 30, 2017, SLP I had total investments with an aggregate fair value of approximately $336,725, debt outstanding of $244,167 and capital that had been called and funded of $93,000. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348,672, debt outstanding of $256,517 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2017 and December 31, 2016.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2017, the Company earned approximately $286 and $865, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended September 30, 2016, the Company earned approximately $284 and $877, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2017 and December 31, 2016, approximately $286 and $286, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2017, the Company earned approximately $816 and $2,662, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2016, the Company earned approximately $1,061 and $2,868, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2017 and December 31, 2016, approximately $816 and $861, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions were completed. Any decision by SLP II to call down on capital commitments required approval by the board of managers of SLP II. As of September 30, 2017, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2017 and December 31, 2016.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. As of September 30, 2017 and December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $359,265 and $361,719, respectively, and debt outstanding under its credit facility of $229,460 and $249,960, respectively.

The following table is a listing of the individual loans in SLP II's portfolio as of September 30, 2017:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
ADG, LLC	Healthcare Services	6.00% (L + 4.75%)	9/28/2023	$17,077	$16,927	$16,992
ASG Technologies Group, Inc.	Software	6.06% (L + 4.75%)	7/31/2024	7,500	7,463	7,594
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.33% (L + 5.00%)	8/21/2023	14,850	14,721	14,850
Cvent, Inc.	Software	5.24% (L + 4.00%)	11/29/2023	9,950	9,860	10,037
DigiCert Holdings, Inc.	Business Services	6.24% (L + 5.00%)	10/21/2021	14,739	14,666	14,831
DigiCert Holdings, Inc.	Business Services	5.98% (L + 4.75%)	10/31/2024	10,000	9,950	10,109
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.52% (L + 5.25%)	2/18/2022	14,886	14,753	14,988
Emerald 2 Limited	Business Services	5.33% (L + 4.00%)	5/14/2021	1,266	1,207	1,241
Evo Payments International, LLC	Business Services	6.24% (L + 5.00%)	12/22/2023	17,413	17,333	17,649
Explorer Holdings, Inc.	Healthcare Services	5.06% (L + 3.75%)	5/2/2023	2,948	2,923	2,968
Globallogic Holdings Inc.	Business Services	5.83% (L + 4.50%)	6/20/2022	9,701	9,632	9,780
Greenway Health, LLC	Software	5.58% (L + 4.25%)	2/16/2024	14,963	14,893	15,025
Hyperion Insurance Group Limited	Business Services	5.25% (L + 4.00%)	4/29/2022	10,694	10,550	10,834
Idera, Inc.	Software	6.24% (L + 5.00%)	6/28/2024	12,650	12,526	12,655
J.D. Power and Associates	Business Services	5.58% (L + 4.25%)	9/7/2023	13,391	13,340	13,466
Keystone Acquisition Corp.	Healthcare Services	6.58% (L + 5.25%)	5/1/2024	5,400	5,348	5,404
Market Track, LLC	Business Services	5.58% (L + 4.25%)	6/5/2024	11,970	11,912	11,970
McGraw-Hill Global Education Holdings, LLC	Education	5.24% (L + 4.00%)	5/4/2022	9,875	9,836	9,716
Medical Solutions Holdings, Inc.	Healthcare Services	5.58% (L + 4.25%)	6/14/2024	6,983	6,949	7,044
Ministry Brands, LLC	Software	6.24% (L + 5.00%)	12/2/2022	2,143	2,133	2,163
Ministry Brands, LLC	Software	6.24% (L + 5.00%)	12/2/2022	7,787	7,753	7,859
Navex Global, Inc.	Software	5.49% (L + 4.25%)	11/19/2021	14,935	14,751	14,991
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.49% (L + 5.25%)	4/29/2024	10,474	10,424	10,552
Poseidon Intermediate, LLC	Software	5.49% (L + 4.25%)	8/15/2022	14,909	14,906	14,984
Quest Software US Holdings Inc.	Software	7.24% (L + 6.00%)	10/31/2022	9,924	9,794	10,069
Salient CRGT Inc.	Federal Services	6.99% (L + 5.75%)	2/28/2022	14,741	14,608	14,704
Severin Acquisition, LLC	Software	5.99% (L + 4.75%)	7/30/2021	14,925	14,860	14,850
Shine Acquisitoin Co. S.à.r.l / Boing US Holdco Inc.	Consumer Services	4.73% (L + 3.50%)	10/3/2024	15,000	14,963	15,061
TMK Hawk Parent, Corp.	Distribution & Logistics	4.77% (L + 3.50%)	8/28/2024	1,675	1,671	1,689
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	5.49% (L + 4.25%)	7/6/2022	1,928	1,928	1,936
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	6.08% (L + 4.75%)	11/23/2019	10,715	10,700	10,877
WP CityMD Bidco LLC	Healthcare Services	5.33% (L + 4.00%)	6/7/2024	15,000	14,964	15,094
Zywave, Inc.	Software	6.32% (L + 5.00%)	11/17/2022	17,369	17,293	17,282
Total Funded Investments				$357,781	$355,537	$359,264
Unfunded Investments - First lien:
TMK Hawk Parent, Corp.	Distribution & Logistics	—	3/28/2018	$75	$—	$1
Total Unfunded Investments				$75	$—	$1
Total Investments				$357,856	$355,537	$359,265

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2017.

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

Below is certain summarized financial information for SLP II as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and September 30, 2016:

Selected Balance Sheet Information:	September 30, 2017	December 31, 2016
Investments at fair value (cost of $355,537 and $357,438, respectively)	$359,265	$361,719
Receivable from unsettled securities sold	—	1,007
Cash and other assets	6,838	10,138
Total assets	$366,103	$372,864

Credit facility	$229,460	$249,960
Deferred financing costs	(2,117)	(2,565)
Payable for unsettled securities purchased	28,080	24,862
Distribution payable	3,800	3,000
Other liabilities	2,792	3,350
Total liabilities	262,015	278,607

Members' capital	$104,088	$94,257
Total liabilities and members' capital	$366,103	$372,864

Selected Statement of	Three Months Ended		Nine Months Ended
Operations Information:	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016(1)
Interest income	$5,858	$2,698	$16,661	$3,326
Other income	27	114	343	163
Total investment income	5,885	2,812	17,004	3,489

Interest and other financing expenses	2,185	1,398	6,108	1,931
Other expenses	159	134	533	463
Total expenses	2,344	1,532	6,641	2,394
Net investment income	3,541	1,280	10,363	1,095

Net realized gains on investments	223	229	2,145	263
Net change in unrealized appreciation (depreciation) of investments	88	1,863	(553)	1,978
Net increase in members' capital	$3,852	$3,372	$11,955	$3,336

(1)	SLP II commenced operations on April 12, 2016.
For the three and nine months ended September 30, 2017, the Company earned approximately $3,017 and $9,627, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2016, the Company earned approximately $1,151 and $1,151, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2017 and December 31, 2016, approximately $3,017 and $2,382, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of September 30, 2017, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).

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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2017:

	Total	Level I	Level II	Level III
First lien	$770,238	$—	$235,351	$534,887
Second lien	679,893	—	305,125	374,768
Subordinated	69,202	—	43,494	25,708
Equity and other	326,710	23	—	326,687
Total investments	$1,846,043	$23	$583,970	$1,262,050
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2016:

	Total	Level I	Level II	Level III
First lien	$700,580	$—	$169,979	$530,601
Second lien	604,203	—	280,026	324,177
Subordinated	66,559	—	41,906	24,653
Equity and other	187,475	28	—	187,447
Total investments	$1,558,817	$28	$491,911	$1,066,878
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2017, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2017:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2017	$1,240,023	$502,263	$402,565	$26,677	$308,518
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(14,273)	(14,433)	160	—	—
Net change in unrealized appreciation (depreciation)	17,054	15,910	4,825	(1,749)	(1,932)
Purchases, including capitalized PIK and revolver fundings (1)	114,959	94,085	—	780	20,094
Proceeds from sales and paydowns of investments (1)	(65,229)	(26,505)	(38,724)	—	—
Transfers into Level III(2)	49,805	23,942	25,856	—	7
Transfers out of Level III(2)	(80,289)	(60,375)	(19,914)	—	—
Fair Value, September 30, 2017	$1,262,050	$534,887	$374,768	$25,708	$326,687
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,394	$1,370	$4,705	$(1,749)	$(1,932)

(1)	Includes reorganizations and restructurings.

(2)
As of September 30, 2017, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2016, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2016:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2016	$820,742	$331,531	$288,137	$41,734	$159,340
Total gains or losses included in earnings:
Net realized gains (losses) on investments	888	(1,122)	42	—	1,968
Net change in unrealized (depreciation) appreciation	(7,697)	(246)	(5,245)	171	(2,377)
Purchases, including capitalized PIK and revolver fundings	124,859	73,280	13,556	643	37,380
Proceeds from sales and paydowns of investments	(45,409)	(33,861)	(9,002)	—	(2,546)
Transfers into Level III(1)	87,768	87,768	—	—	—
Fair Value, September 30, 2016	$981,151	$457,350	$287,488	$42,548	$193,765
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(7,020)	$(1,562)	$(5,203)	$171	$(426)

(1)	As of September 30, 2016, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2017, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2017:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2016	$1,066,878	$530,601	$324,177	$24,653	$187,447
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(40,577)	(13,877)	(27,108)	—	408
Net change in unrealized appreciation (depreciation)	42,375	12,352	36,523	(1,201)	(5,299)
Purchases, including capitalized PIK and revolver fundings(1)	484,630	217,592	118,614	2,756	145,668
Proceeds from sales and paydowns of investments(1)	(243,879)	(147,376)	(94,466)	(500)	(1,537)
Transfers into Level III(2)	68,484	19,608	48,876	—	—
Transfers out of Level III(2)	(115,861)	(84,013)	(31,848)	—	—
Fair Value, September 30, 2017	$1,262,050	$534,887	$374,768	$25,708	$326,687
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$5,019	$2,847	$8,939	$(1,201)	$(5,566)

(1)	Includes reorganizations and restructurings.

(2)
As of September 30, 2017, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2017 and September 30, 2016. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2017 and December 31, 2016, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2017 and December 31, 2016, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2017 were as follows:

				Range
Type	Fair Value as of September 30, 2017	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$467,260	Market & income approach	EBITDA multiple	2.0x	17.0x	10.8x
			Revenue multiple	0.8x	8.0x	3.9x
			Discount rate	6.0%	11.9%	8.7%
	24,264	Market quote	Broker quote	N/A	N/A	N/A
	43,363	Other	N/A(1)	N/A	N/A	N/A
Second lien	249,219	Market & income approach	EBITDA multiple	8.5x	17.0x	11.6x
			Revenue multiple	5.3x	6.2x	5.8x
			Discount rate	9.4%	12.5%	10.4%
	125,549	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	25,708	Market & income approach	EBITDA multiple	4.0x	10.5x	8.7x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	9.1%	15.0%	12.1%
Equity and other	320,072	Market & income approach	EBITDA multiple	2.5x	15.0x	10.4x
			Revenue multiple	0.5x	1.0x	0.7x
			Discount rate	7.3%	23.9%	12.8%
	895	Black Scholes analysis	Expected life in years	8.5	8.5	8.5
			Volatility	39.4%	39.4%	39.4%
			Discount rate	2.1%	2.1%	2.1%
	5,720	Other	N/A(1)	N/A	N/A	N/A
	$1,262,050

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of September 30, 2017, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures and Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of September 30, 2017 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility, SBA-guaranteed debentures and Unsecured Notes are considered Level III. The fair value of the Convertible Notes (as defined in Note 7. Borrowings) as of September 30, 2017 was $160,684, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of September 30, 2017 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility"). The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of September 30, 2017 and September 30, 2016 approximated $321,390 and $234,048, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2017, management fees waived were approximately $1,483 and $4,324, respectively. For the three and nine months ended September 30, 2016, management fees waived were approximately $1,102 and $3,662, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of September 30, 2017), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

For the three and nine months ended September 30, 2017, incentive fees waived were approximately $0 and $1,800, respectively. For the three and nine months ended September 30, 2016, no incentive fees were waived by the Investment Adviser. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Management fee	$8,422	$6,883	$24,311	$20,537
Less: management fee waiver	(1,483)	(1,102)	(4,324)	(3,662)
Total management fee	6,939	5,781	19,987	16,875
Incentive fee, excluding accrued capital gains incentive fees	$6,573	$5,432	$18,430	$16,266
Less: incentive fee waiver	—	—	(1,800)	—
Total incentive fee	6,573	5,432	16,630	16,266
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)
As of September 30, 2017 and September 30, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statement of Operations for the three and nine months ended September 30, 2017 is adjusted to reflect this step-up to fair market value.

	Three Months Ended September 30, 2017	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended September 30, 2017
Investment income
Interest income(1)	$39,638	$—	$39,638
Total dividend income(2)	9,870	—	9,870
Other income	1,728	—	1,728
Total investment income(3)	51,236	—	51,236
Total expenses pre-incentive fee(4)	18,371	—	18,371
Pre-Incentive Fee Net Investment Income	32,865	—	32,865
Incentive fee(5)	6,573	—	6,573
Post-Incentive Fee Net Investment Income	26,292	—	26,292
Net realized losses on investments(6)	(14,216)	—	(14,216)
Net change in unrealized appreciation (depreciation) of investments(6)	14,643	—	14,643
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(1,549)	—	(1,549)
Provision for taxes	(394)	—	(394)
Net increase in net assets resulting from operations	$24,776		$24,776

(1)	Includes $1,552 in PIK and non-cash interest from investments.

(2)	Includes $5,395 in PIK and non-cash dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes management fee waivers of $1,483. There were no expense waivers and reimbursements for the three months ended September 30, 2017.

(5)
For the three months ended September 30, 2017, the Company incurred total incentive fees of $6,573, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

	Nine Months Ended September 30, 2017	Stepped-up Cost Basis Adjustments		Adjusted Nine Months Ended September 30, 2017
Investment income
Interest income(1)	$111,275	$—	(7)	$111,275
Total dividend income(2)	26,273	—		26,273
Other income	7,014	—		7,014
Total investment income(3)	144,562	—		144,562
Total expenses pre-incentive fee(4)	52,411	—		52,411
Pre-Incentive Fee Net Investment Income	92,151	—		92,151
Incentive fee(5)	16,630	—		16,630
Post-Incentive Fee Net Investment Income	75,521	—		75,521
Net realized losses on investments(6)	(39,843)	—		(39,843)
Net change in unrealized appreciation (depreciation) of investments(6)	48,700	—	(7)	48,700
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(2,382)	—		(2,382)
Benefit for taxes	525	—		525
Net increase in net assets resulting from operations	$82,521			$82,521

(1)	Includes $4,747 in PIK and non-cash interest from investments.

(2)	Includes $11,713 in PIK and non-cash dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $474 and management fee waivers of $4,324.

(5)
For the nine months ended September 30, 2017, the Company incurred total incentive fees of $16,630, net of the incentive fee waiver of $1,800, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(7)	For the nine months ended September 30, 2017, the adjustment was less than $1.

The following Consolidated Statement of Operations for the three and nine months ended September 30, 2016 is adjusted to reflect this step-up to fair market value.

	Three Months Ended September 30, 2016	Stepped-up Cost Basis Adjustments	Adjusted Three Months Ended September 30, 2016
Investment income
Interest income(1)	$35,917	$(1)	$35,916
Total dividend income(2)	3,063	—	3,063
Other income	2,854	—	2,854
Total investment income(3)	41,834	(1)	41,833
Total expenses pre-incentive fee(4)	14,673	—	14,673
Pre-Incentive Fee Net Investment Income	27,161	(1)	27,160
Incentive fee(5)	5,432	—	5,432
Post-Incentive Fee Net Investment Income	21,729	(1)	21,728
Net realized gains (losses) on investments(6)	1,150	(27)	1,123
Net change in unrealized appreciation (depreciation) of investments(6)	3,146	28	3,174
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(957)	—	(957)
Benefit for taxes	11	—	11
Net increase in net assets resulting from operations	$25,079		$25,079

(1)	Includes $947 in PIK interest from investments.

(2)	Includes $768 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes management fee waivers of $1,102. There were no expense waivers and reimbursements for the three months ended September 30, 2016.

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

	Nine Months Ended September 30, 2016	Stepped-up Cost Basis Adjustments	Adjusted Nine Months Ended September 30, 2016
Investment income
Interest income(1)	$112,119	$(65)	$112,054
Total dividend income(2)	6,423	—	6,423
Other income	5,758	—	5,758
Total investment income(3)	124,300	(65)	124,235
Total expenses pre-incentive fee(4)	42,906	—	42,906
Pre-Incentive Fee Net Investment Income	81,394	(65)	81,329
Incentive fee(5)	16,266	—	16,266
Post-Incentive Fee Net Investment Income	65,128	(65)	65,063
Net realized gains (losses) on investments(6)	2,191	(151)	2,040
Net change in unrealized appreciation (depreciation) of investments(6)	10,716	216	10,932
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(1,031)	—	(1,031)
Benefit for taxes	819	—	819
Net increase in net assets resulting from operations	$77,823		$77,823

(1)	Includes $2,850 in PIK interest from investments.

(2)	Includes $2,229 in PIK dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $347 and management fee waivers of $3,662.

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

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2017, approximately $361 and $1,144, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $416, respectively, of indirect administrative expenses were waived by the Administrator. For the three and nine months ended September 30, 2016, approximately $332 and $1,263, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $347, respectively, of indirect administrative expenses were waived by the Administrator. As of September 30, 2017 and December 31, 2016, approximately $361 and $0, respectively, of indirect administrative expenses were included in payable to affiliates.

The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the “New Mountain” and the “New Mountain Finance” names. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the “New Mountain” and “New Mountain Finance” names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the “New Mountain” or the “New Mountain Finance” names.
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
The Company has entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs.
The Company, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name “New Mountain” and “New Mountain Finance”.
The Company has adopted a formal code of ethics that governs the conduct of its officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. On June 5, 2017, the SEC issued an exemptive order (the “Exemptive Order”) which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies.
Note 7. Borrowings
Holdings Credit Facility—On December 18, 2014, the Company entered into the Second Amended and Restated Loan and Security Agreement (the “Holdings Credit Facility”), among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019.

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$3,081	$2,243	$8,684	$7,237
Non-usage fee	$179	$223	$536	$531
Amortization of financing costs	$406	$406	$1,204	$1,209
Weighted average interest rate	3.4%	2.8%	3.3%	2.7%
Effective interest rate	4.1%	3.6%	4.0%	3.4%
Average debt outstanding	$352,372	$318,368	$351,594	$353,577
As of September 30, 2017 and December 31, 2016, the outstanding balance on the Holdings Credit Facility was $376,163 and $333,513, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended, dated June 4, 2014 (together with the related guarantee and security agreement, the “NMFC Credit Facility”), among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of September 30, 2017, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$205	$684	$1,278	$1,911
Non-usage fee	$97	$32	$212	$78
Amortization of financing costs	$99	$98	$293	$279
Weighted average interest rate	3.6%	3.0%	3.5%	3.0%
Effective interest rate	7.3%	3.6%	5.0%	3.6%
Average debt outstanding	$21,670	$89,375	$48,030	$84,996
As of September 30, 2017 and December 31, 2016, the outstanding balance on the NMFC Credit Facility was $19,000 and $10,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Convertible Notes—On June 3, 2014, the Company closed a private offering of $115,000 aggregate principal amount of unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “Indenture”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of June 3, 2015, the restrictions under Rule 144A under the Securities Act were removed, allowing the Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, the Company closed a public offering of an additional $40,250 aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115,000 aggregate principal amount of Convertible Notes that the Company issued on June 3, 2014.
The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of September 30, 2017.

September 30, 2017
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at September 30, 2017	11.7%
Conversion rate at September 30, 2017(1)(2)	63.2794
Conversion price at September 30, 2017(2)(3)	$15.80
Last conversion price calculation date	June 3, 2017

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2017 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$1,941	$1,443	$5,822	$4,318
Amortization of financing costs	$300	$188	$890	$559
Amortization of premium	$(28)	$—	$(83)	$—
Effective interest rate	5.7%	5.6%	5.7%	5.7%
Average debt outstanding	$155,250	$155,438	$155,250	$115,147
As of September 30, 2017 and December 31, 2016, the outstanding balance on the Convertible Notes was $155,250 and $155,250, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016(1)
Interest expense	$1,850	$670	$4,248	$1,076
Amortization of financing costs	$145	$62	$349	$99
Effective interest rate	5.5%	5.8%	5.7%	5.8%
Average debt outstanding	$145,000	$50,435	$108,736	$50,270

(1)	For the nine months ended September 30, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the Unsecured Notes) to September 30, 2016.
As of September 30, 2017 and December 31, 2016, the outstanding balance on the Unsecured Notes was $145,000 and $90,000, respectively, and the Company was in compliance with the terms of the NPA.
SBA-guaranteed debentures—On August 1, 2014, SBIC I received an SBIC license from the SBA.
The SBIC license allows SBIC I to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to the Company, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I over the Company’s stockholders in the event SBIC I is liquidated or the SBA exercises remedies upon an event of default.
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150,000 as long as the licensee has at least $75,000 in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.
As of September 30, 2017 and December 31, 2016, SBIC I had regulatory capital of approximately $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $144,000 and $121,745, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes SBIC I’s SBA-guaranteed debentures as of September 30, 2017.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
Interim SBA-guaranteed debentures:
	March 1, 2028(1)	9,255	1.769%	0.742%
Total SBA-guaranteed debentures		$144,000

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in March 2018.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$1,056	$964	$2,988	$2,784
Amortization of financing costs	$114	$103	$319	$300
Weighted average interest rate	3.1%	3.1%	3.1%	3.1%
Effective interest rate	3.4%	3.5%	3.5%	3.5%
Average debt outstanding	$134,890	$121,745	$127,028	$119,172
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC I is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBIC I is subject to an annual periodic examination by an SBA examiner to determine SBIC I’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2017 and December 31, 2016, SBIC I was in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2017, the Company had unfunded commitments on revolving credit facilities of $38,645, no outstanding bridge financing commitments and other future funding commitments of $36,830. As of December 31, 2016, the Company had unfunded commitments on revolving credit facilities of $27,915, no outstanding bridge financing commitments and other future funding commitments of $16,368. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s respective Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of September 30, 2017 and December 31, 2016. See Note 7. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of September 30, 2017 and December 31, 2016, the Company had commitment letters to purchase investments in the aggregate par amount of $57,200 and $14,818, respectively, which could require funding in the future.
As of September 30, 2017 and December 31, 2016, the Company had unfunded commitments related to an equity investment in SLP II of $0 and $7,940, respectively, which was funded at the Company's discretion.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Treasury Stock	Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized (Depreciation)	Total
	Shares	Par Amount	at Cost	Excess of Par	Income	(Losses) Gains	Appreciation	Net Assets
Balance at December 31, 2016	69,717,814	$698	$(460)	$1,001,862	$2,073	$(36,947)	$(28,664)	$938,562
Issuances of common stock	6,049,632	60	—	85,765	—	—	—	85,825
Reissuance of common stock	37,573	—	460	100	—	—	—	560
Deferred offering costs	—	—	—	(172)	—	—	—	(172)
Other	—	—	—	(81)	—	—	—	(81)
Distributions declared	—	—	—	—	(75,132)	—	—	(75,132)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	75,521	(39,843)	46,843	82,521
Balance at September 30, 2017	75,805,019	$758	$—	$1,087,474	$2,462	$(76,790)	$18,179	$1,032,083
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Earnings per share—basic
Numerator for basic earnings per share:	$24,776	$25,079	$82,521	$77,823
Denominator for basic weighted average share:	75,688,429	63,758,062	73,618,794	63,843,730
Basic earnings per share:	$0.33	$0.39	$1.12	$1.22
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$24,776	$25,079	$82,521	$77,823
Adjustment for interest on Convertible Notes and incentive fees, net	1,553	1,154	4,658	3,454
Numerator for diluted earnings per share:	$26,329	$26,233	$87,179	$81,277
Denominator for basic weighted average share	75,688,429	63,758,062	73,618,794	63,843,730
Adjustment for dilutive effect of Convertible Notes	9,824,127	7,387,870	9,824,127	7,314,314
Denominator for diluted weighted average share	85,512,556	71,145,932	83,442,921	71,158,044
Diluted earnings per share	$0.31	$0.37	$1.04	$1.14

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2017 and September 30, 2016.

	Nine Months Ended
	September 30, 2017	September 30, 2016
Per share data(1):
Net asset value, January 1, 2017 and January 1, 2016, respectively	$13.46	$13.08
Net investment income	1.03	1.02
Net realized and unrealized gains (losses)(2)	0.14	0.20
Total net increase	1.17	1.22
Distributions declared to stockholders from net investment income	(1.02)	(1.02)
Net asset value, September 30, 2017 and September 30, 2016, respectively	$13.61	$13.28
Per share market value, September 30, 2017 and September 30, 2016, respectively	$14.25	$13.76
Total return based on market value(3)	8.31%	14.07%
Total return based on net asset value(4)	8.91%	9.68%
Shares outstanding at end of period	75,805,019	63,864,858
Average weighted shares outstanding for the period	73,618,794	63,843,730
Average net assets for the period	$1,003,672	$837,887
Ratio to average net assets:
Net investment income	10.06%	10.38%
Total expenses, before waivers/reimbursements	10.08%	10.07%
Total expenses, net of waivers/reimbursements	9.20%	9.43%
Average debt outstanding—Holdings Credit Facility	$351,594	$353,577
Average debt outstanding—Convertible Notes	155,250	115,147
Average debt outstanding—SBA-guaranteed debentures	127,028	119,172
Average debt outstanding—Unsecured Notes(5)	108,736	50,270
Average debt outstanding—NMFC Credit Facility	48,030	84,996
Asset coverage ratio(6)	248.37%	242.09%
Portfolio turnover	29.67%	22.38%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).

(2)	Includes the accretive effect of common stock issuances per share, which for the nine months ended September 30, 2017 and September 30, 2016 were $0.05 and $0.00, respectively.

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

(5)	For the nine months ended September 30, 2016, average debt outstanding represents the period from May 6, 2016 (issuance of the Unsecured Notes) to September 30, 2016.

(6)	On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

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
Note 14. Subsequent Events
On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (together with the exhibits and schedules thereto, the “New Holdings Credit Facility”), by and among the Company, as the collateral manager, NMF Holdings, as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto, and Wells Fargo Bank, as collateral custodian. The New Holdings Credit Facility effectively amends and restates the Holdings Credit Facility. The New Holdings Credit Facility has a revolving period ending on October 24, 2020 and matures on October 24, 2022. With the closing of the New Holdings Credit Facility, the Company broadened its lender group, with Raymond James Bank, N.A., State Street Bank and Trust Company, NBH Bank, and State Bank and Trust Company joining the facility, making commitments and advances aggregating $85,000. The maximum amount of revolving borrowing available under the New Holdings Credit Facility remains $495,000.

On October 31, 2017, the Company announced that its wholly owned subsidiary, SBIC II, received approval for a license from the SBA to operate as an SBIC. This is the second SBIC license granted to the Company through its SBIC subsidiaries. As an SBIC, SBIC II will be subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments.

On November 2, 2017, the Company’s board of directors declared a fourth quarter 2017 distribution of $0.34 per share payable on December 28, 2017 to holders of record as of December 15, 2017.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
New Mountain Finance Corporation
New York, New York

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of September 30, 2017, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2017 and 2016, and changes in net assets, and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

/s/DELOITTE & TOUCHE LLP

November 7, 2017

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through September 30, 2017, we raised approximately $614.6 million in net proceeds from additional offerings of common stock.
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

Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”), serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC I”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC I GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. During the nine months ended September 30, 2017, New Mountain Finance SBIC II, L.P. (“SBIC II”) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC I received a license from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”). Our wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. Our first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I and SBIC II's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC I and SBIC II's investments must be in SBA eligible companies. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2017, our top five industry concentrations were business services, software, healthcare services, consumer services and distribution & logistics.
As of September 30, 2017, our net asset value was $1,032.1 million and our portfolio had a fair value of approximately $1,846.0 million in 82 portfolio companies, with a weighted average yield to maturity at cost ("Yield to Maturity at Cost") of approximately 10.6%. This Yield to Maturity at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On October 24, 2017, we entered into the Third Amended and Restated Loan and Security Agreement (together with the exhibits and schedules thereto, the “New Holdings Credit Facility”), by and among us, as the collateral manager, NMF Holdings, as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto, and Wells Fargo Bank, as collateral custodian. The New Holdings Credit Facility effectively amends and restates the Holdings Credit Facility. The New Holdings Credit Facility has a revolving period ending on October 24, 2020 and matures on October 24, 2022. With the closing of the New Holdings Credit Facility, we broadened our lender group, with Raymond James Bank, N.A., State Street Bank and Trust Company, NBH Bank, and State Bank and Trust Company joining the facility, making commitments and advances aggregating $85.0 million. The maximum amount of revolving borrowing available under the New Holdings Credit Facility remains $495.0 million.

On October 31, 2017, we announced that our wholly owned subsidiary, SBIC II, received approval for a license from the SBA to operate as a SBIC. This is the second SBIC license granted to us through our SBIC subsidiaries. As an SBIC, SBIC II will be subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments.
On November 2, 2017, our board of directors declared a fourth quarter 2017 distribution of $0.34 per share payable on December 28, 2017 to holders of record as of December 15, 2017.

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
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMNLC, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2017:

(in thousands)	Total	Level I	Level II	Level III
First lien	$770,238	$—	$235,351	$534,887
Second lien	679,893	—	305,125	374,768
Subordinated	69,202	—	43,494	25,708
Equity and other	326,710	23	—	326,687
Total investments	$1,846,043	$23	$583,970	$1,262,050

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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2017, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2017, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2017 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2017	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$467,260	Market & income approach	EBITDA multiple	2.0x	17.0x	10.8x
			Revenue multiple	0.8x	8.0x	3.9x
			Discount rate	6.0%	11.9%	8.7%
	24,264	Market quote	Broker quote	N/A	N/A	N/A
	43,363	Other	N/A(1)	N/A	N/A	N/A
Second lien	249,219	Market & income approach	EBITDA multiple	8.5x	17.0x	11.6x
			Revenue multiple	5.3x	6.2x	5.8x
			Discount rate	9.4%	12.5%	10.4%
	125,549	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	25,708	Market & income approach	EBITDA multiple	4.0x	10.5x	8.7x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	9.1%	15.0%	12.1%
Equity and other	320,072	Market & income approach	EBITDA multiple	2.5x	15.0x	10.4x
			Revenue multiple	0.5x	1.0x	0.7x
			Discount rate	7.3%	23.9%	12.8%
	895	Black Scholes analysis	Expected life in years	8.5	8.5	8.5
			Volatility	39.4%	39.4%	39.4%
			Discount rate	2.1%	2.1%	2.1%
	5,720	Other	N/A(1)	N/A	N/A	N/A
	$1,262,050

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until June 10, 2019, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended for up to one year pursuant to certain terms of the SLP I Agreement. SLP I had a three year re-investment period. In June 2017, the re-investment period was extended for one additional year. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of September 30, 2017, SLP I had total investments with an aggregate fair value of approximately $336.7 million, debt outstanding of $244.2 million and capital that had been called and funded of $93.0 million. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $256.5 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of September 30, 2017 and December 31, 2016.

We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2017, we earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended September 30, 2016, we earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2017 and December 31, 2016, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2017, we earned approximately $0.8 million and $2.7 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2016, we earned approximately $1.1 million and $2.9 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2017 and December 31, 2016, approximately $0.8 million and $0.9 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions were completed. Any decision by SLP II to call down on capital commitments required approval by the board of managers of SLP II. As of September 30, 2017, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of September 30, 2017 and December 31, 2016.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. As of September 30, 2017 and December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $359.3 million and $361.7 million, respectively, and debt outstanding under its credit facility of $229.5 million and $250.0 million, respectively.

The following table is a listing of the individual loans in SLP II's portfolio as of September 30, 2017:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
ADG, LLC	Healthcare Services	6.00% (L + 4.75%)	9/28/2023	$17,077	$16,927	$16,992
ASG Technologies Group, Inc.	Software	6.06% (L + 4.75%)	7/31/2024	7,500	7,463	7,594
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.33% (L + 5.00%)	8/21/2023	14,850	14,721	14,850
Cvent, Inc.	Software	5.24% (L + 4.00%)	11/29/2023	9,950	9,860	10,037
DigiCert Holdings, Inc.	Business Services	6.24% (L + 5.00%)	10/21/2021	14,739	14,666	14,831
DigiCert Holdings, Inc.	Business Services	5.98% (L + 4.75%)	10/31/2024	10,000	9,950	10,109
Eiger Acquisition B.V. (Eiger Co-Borrower, LLC)	Software	6.52% (L + 5.25%)	2/18/2022	14,886	14,753	14,988
Emerald 2 Limited	Business Services	5.33% (L + 4.00%)	5/14/2021	1,266	1,207	1,241
Evo Payments International, LLC	Business Services	6.24% (L + 5.00%)	12/22/2023	17,413	17,333	17,649
Explorer Holdings, Inc.	Healthcare Services	5.06% (L + 3.75%)	5/2/2023	2,948	2,923	2,968
Globallogic Holdings Inc.	Business Services	5.83% (L + 4.50%)	6/20/2022	9,701	9,632	9,780
Greenway Health, LLC	Software	5.58% (L + 4.25%)	2/16/2024	14,963	14,893	15,025
Hyperion Insurance Group Limited	Business Services	5.25% (L + 4.00%)	4/29/2022	10,694	10,550	10,834
Idera, Inc.	Software	6.24% (L + 5.00%)	6/28/2024	12,650	12,526	12,655
J.D. Power and Associates	Business Services	5.58% (L + 4.25%)	9/7/2023	13,391	13,340	13,466
Keystone Acquisition Corp.	Healthcare Services	6.58% (L + 5.25%)	5/1/2024	5,400	5,348	5,404
Market Track, LLC	Business Services	5.58% (L + 4.25%)	6/5/2024	11,970	11,912	11,970
McGraw-Hill Global Education Holdings, LLC	Education	5.24% (L + 4.00%)	5/4/2022	9,875	9,836	9,716
Medical Solutions Holdings, Inc.	Healthcare Services	5.58% (L + 4.25%)	6/14/2024	6,983	6,949	7,044
Ministry Brands, LLC	Software	6.24% (L + 5.00%)	12/2/2022	2,143	2,133	2,163
Ministry Brands, LLC	Software	6.24% (L + 5.00%)	12/2/2022	7,787	7,753	7,859
Navex Global, Inc.	Software	5.49% (L + 4.25%)	11/19/2021	14,935	14,751	14,991
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.49% (L + 5.25%)	4/29/2024	10,474	10,424	10,552
Poseidon Intermediate, LLC	Software	5.49% (L + 4.25%)	8/15/2022	14,909	14,906	14,984
Quest Software US Holdings Inc.	Software	7.24% (L + 6.00%)	10/31/2022	9,924	9,794	10,069
Salient CRGT Inc.	Federal Services	6.99% (L + 5.75%)	2/28/2022	14,741	14,608	14,704
Severin Acquisition, LLC	Software	5.99% (L + 4.75%)	7/30/2021	14,925	14,860	14,850
Shine Acquisitoin Co. S.à.r.l / Boing US Holdco Inc.	Consumer Services	4.73% (L + 3.50%)	10/3/2024	15,000	14,963	15,061
TMK Hawk Parent, Corp.	Distribution & Logistics	4.77% (L + 3.50%)	8/28/2024	1,675	1,671	1,689
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	5.49% (L + 4.25%)	7/6/2022	1,928	1,928	1,936
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	6.08% (L + 4.75%)	11/23/2019	10,715	10,700	10,877
WP CityMD Bidco LLC	Healthcare Services	5.33% (L + 4.00%)	6/7/2024	15,000	14,964	15,094
Zywave, Inc.	Software	6.32% (L + 5.00%)	11/17/2022	17,369	17,293	17,282
Total Funded Investments				$357,781	$355,537	$359,264
Unfunded Investments - First lien:
TMK Hawk Parent, Corp.	Distribution & Logistics	—	3/28/2018	$75	$—	$1
Total Unfunded Investments				$75	$—	$1
				$357,856	$355,537	$359,265

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2017.

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

Below is certain summarized financial information for SLP II as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and September 30, 2016:

Selected Balance Sheet Information:	September 30, 2017	December 31, 2016
	(in thousands)	(in thousands)
Investments at fair value (cost of $355,537 and $357,438, respectively)	$359,265	$361,719
Receivable from unsettled securities sold	—	1,007
Cash and other assets	6,838	10,138
Total assets	$366,103	$372,864

Credit facility	$229,460	$249,960
Deferred financing costs	(2,117)	(2,565)
Payable for unsettled securities purchased	28,080	24,862
Distribution payable	3,800	3,000
Other liabilities	2,792	3,350
Total liabilities	262,015	278,607

Members' capital	$104,088	$94,257
Total liabilities and members' capital	$366,103	$372,864

	Three Months Ended		Nine Months Ended
Selected Statement of Operations Information:	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016(1)
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$5,858	$2,698	$16,661	$3,326
Other income	27	114	343	163
Total investment income	5,885	2,812	17,004	3,489

Interest and other financing expenses	2,185	1,398	6,108	1,931
Other expenses	159	134	533	463
Total expenses	2,344	1,532	6,641	2,394
Net investment income	3,541	1,280	10,363	1,095

Net realized gains on investments	223	229	2,145	263
Net change in unrealized appreciation (depreciation) of investments	88	1,863	(553)	1,978
Net increase in members' capital	$3,852	$3,372	$11,955	$3,336

(1)	SLP II commenced operations on April 12, 2016.
For the three and nine months ended September 30, 2017, we earned approximately $3.0 million and $9.6 million, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2016, we earned approximately $1.2 million and $1.2 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2017 and December 31, 2016, approximately $3.0 million and $2.4 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2017.
Below is certain summarized property information for NMNLC as of September 30, 2017:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2017
				(in thousands)	(in thousands)
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,685
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,119
			Cleveland, OH
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,152
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,161
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	7,510
					$27,627
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2017 and December 31, 2016, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $26.8 million and $29.2 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2017:

(in millions)	As of September 30, 2017
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$134.5	8.4%	$139.1	7.5%
Investment Rating 2	1,461.5	91.6%	1,706.5	92.5%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	0.4	—%
	$1,596.0	100.0%	$1,846.0	100.0%

(1)	Excludes shares and warrants.
As of September 30, 2017, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of one portfolio company that had an Investment Rating of 4.
During the first quarter of 2017, we placed our entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, our investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27.2 million, an aggregate fair value of $12.7 million and total unearned interest income of $1.4 million for the six months then ended. In July 2017, Sierra completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in Sierra. Prior to the extinguishment in July 2017, our original investment in Sierra had an aggregate cost of $27.3 million, an aggregate fair value of $12.9 million and total unearned interest income of $1.7 million. The extinguishment resulted in a realized loss of $14.4 million. As a result of the restructuring, we received common shares in Sierra Hamilton Holding Corporation. As of September 30, 2017, our investment had an aggregate cost basis of $12.8 million and an aggregate fair value of $12.1 million.
During the third quarter of 2016, we placed our entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of March 31, 2017, our investment in Transtar had an aggregate cost basis of $31.2 million, an aggregate fair value of $3.6 million and total unearned interest income of approximately $1.8 million for the three months then ended. In April 2017, Transtar completed a restructuring which resulted in a $3.6 million repayment of our second lien position. We recognized a realized loss of $27.6 million during the nine months ended September 30, 2017 related to Transtar.

During the second quarter of 2016, we placed a portion of our first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, our investment in Permian had an aggregate cost basis of $24.4 million, an aggregate fair value of $7.1 million and total unearned interest income of $1.3 million for the nine months then ended. In October 2016, Permian completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in Permian. Prior to the extinguishment in October 2016, our original investment in Permian had an aggregate cost of $25.0 million, an aggregate fair value of $7.1 million and total unearned interest income of $1.4 million for the year ended December 31, 2016. The extinguishment resulted in a realized loss of $17.9 million. Post restructuring, our investments in Permian have been restored to full accrual status. As of September 30, 2017, our investments in Permian have an aggregate cost basis of $9.9 million and an aggregate fair value of $12.0 million.
During the third quarter of 2016, we received notice that there would be no recovery of the outstanding principal and interest owed on our two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, our first lien positions in ATI had an aggregate cost of $1.5 million and an aggregate fair value of $0 and no unearned interest income for the period then ended. We wrote off our first lien positions in ATI and recognized an aggregate realized loss of $1.5 million during the three months ended September 30, 2016. As of September 30, 2017, our preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of our first lien positions in ATI, had an aggregate cost basis of $0.1 million and an aggregate fair value of $0.4 million.
Portfolio and Investment Activity
The fair value of our investments was approximately $1,846.0 million in 82 portfolio companies at September 30, 2017 and approximately $1,558.8 million in 78 portfolio companies at December 31, 2016.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended
(in millions)	September 30, 2017	September 30, 2016
New investments in 51 and 32 portfolio companies, respectively	$809.8	$336.2
Debt repayments in existing portfolio companies	483.6	310.3
Sales of securities in 16 and 7 portfolio companies, respectively	58.9	42.3
Change in unrealized appreciation on 55 and 61 portfolio companies, respectively	61.6	50.1
Change in unrealized depreciation on 34 and 24 portfolio companies, respectively	(12.9)	(39.4)
At September 30, 2017 and September 30, 2016, our weighted average Yield to Maturity at Cost was approximately 10.6% and 10.4%, respectively.
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

The following table for the three months ended September 30, 2017 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three Months Ended September 30, 2017	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Three Month Ended September 30, 2017
Investment income
Interest income	$39,638	$—	$—	$39,638
Total dividend income	9,870	—	—	9,870
Other income	1,728	—	—	1,728
Total investment income(2)	51,236	—	—	51,236
Total expenses pre-incentive fee(3)	18,371	—	—	18,371
Pre-Incentive Fee Net Investment Income	32,865	—	—	32,865
Incentive fee	6,573	—	—	6,573
Post-Incentive Fee Net Investment Income	26,292	—		26,292
Net realized losses on investments(4)	(14,216)	—	—	(14,216)
Net change in unrealized appreciation (depreciation) of investments(4)	14,643	—	—	14,643
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(1,549)	—	—	(1,549)
Provision for taxes	(394)	—	—	(394)
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$24,776			$24,776

(1)
For the three months ended September 30, 2017, we incurred total incentive fees of $6.6 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes management fee waivers of $1.5 million. There were no expense waivers and reimbursements for the three months ended September 30, 2017.

(4)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the three months ended September 30, 2017, total investment income of $51.2 million consisted of approximately $32.5 million in cash interest from investments, approximately $1.5 million in PIK and non-cash interest from investments, approximately $1.6 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $4.0 million, approximately $4.5 million in cash dividends from investments, $5.4 million in PIK and non-cash dividends from investments and approximately $1.7 million in other income. Our Adjusted Net Investment Income was $26.3 million for the three months ended September 30, 2017.
In accordance with GAAP, for the three months ended September 30, 2017, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of the period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of September 30, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

The following table for the nine months ended September 30, 2017 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Nine Months Ended September 30, 2017	Stepped-up Cost Basis Adjustments		Incentive Fee Adjustments(1)	Adjusted Nine Months Ended September 30, 2017
Investment income
Interest income	$111,275	$—	(2)	$—	$111,275
Total dividend income	26,273	—		—	26,273
Other income	7,014	—		—	7,014
Total investment income(3)	144,562	—		—	144,562
Total expenses pre-incentive fee(4)	52,411	—		—	52,411
Pre-Incentive Fee Net Investment Income	92,151	—		—	92,151
Incentive fee	16,630	—		—	16,630
Post-Incentive Fee Net Investment Income	75,521	—		—	75,521
Net realized losses on investments(5)	(39,843)	—		—	(39,843)
Net change in unrealized appreciation (depreciation) of investments(5)	48,700	—	(2)	—	48,700
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(2,382)	—		—	(2,382)
Benefit for taxes	525	—		—	525
Capital gains incentive fees	—	—		—	—
Net increase in net assets resulting from operations	$82,521				$82,521

(1)
For the nine months ended September 30, 2017, we incurred total incentive fees of $16.6 million, net of the incentive fee waiver of $1.8 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	For the nine months ended September 30, 2017, the adjustment was less than $1 thousand.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $0.5 million and management fee waivers of $4.3 million.

(5)
Includes net realized gains and losses on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the nine months ended September 30, 2017, we had less than a $1 thousand adjustment to interest income for amortization and a less than $1 thousand adjustment to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments discussed above. For the nine months ended September 30, 2017, total adjusted investment income of $144.6 million consisted of approximately $96.9 million in cash interest from investments, approximately $4.7 million in PIK and non-cash interest from investments, approximately $3.2 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $6.5 million, approximately $14.6 million in cash dividends from investments, $11.7 million in PIK and non-cash dividends from investments and approximately $7.0 million in other income. Our Adjusted Net Investment Income was $75.5 million for the nine months ended September 30, 2017.
In accordance with GAAP, for the nine months ended September 30, 2017, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of the period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of September 30, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Three Months Ended September 30, 2017 and September 30, 2016
Revenue

	Three Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Interest income	$39,638	$35,917
Total dividend income	9,870	3,063
Other income	1,728	2,854
Total investment income	$51,236	$41,834
Our total investment income increased by approximately $9.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The 22% increase in total investment income primarily results from an increase in interest income of approximately $3.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, which is attributable to larger invested balances and prepayment fees received associated with the early repayment of four different portfolio companies. Our larger invested balances were driven by the proceeds from the October 2016 and April 2017 primary offering of our common stock and June 2017 unsecured notes issuances to originate new investments. The increase was also attributable to an increase of dividend income of approximately $6.8 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase is primarily due to distributions from our investments in SLP II and NMNLC and PIK and non-cash dividend income from four equity positions. Other income during the three months ended September 30, 2017, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment, consent, bridge and commitment fees received from eleven different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Management fee	$8,422	$6,883
Less: management fee waiver	(1,483)	(1,102)
Total management fee	6,939	5,781
Incentive fee	6,573	5,432
Capital gains incentive fee(1)	—	—
Interest and other financing expenses	9,509	7,171
Professional fees	819	723
Administrative expenses	652	586
Other general and administrative expenses	346	390
Total expenses	24,838	20,083
Less: expenses waived and reimbursed	—	—
Net expenses before income taxes	24,838	20,083
Income tax expense	106	22
Net expenses after income taxes	$24,944	$20,105

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
Our total net operating expenses increased by approximately $4.8 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Our management fee increased by approximately $1.2 million, net of a management fee waiver, and incentive fees increased by approximately $1.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in management fees and incentive fees from the three months ended September 30, 2016 to the three months ended September 30, 2017 was attributable to larger invested balances, driven by the October 2016 and April 2017 primary offerings of our common stock, our September 2016 and June 2017 unsecured notes issuance and our September 2016 convertible notes issuance and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments.

Interest and other financing expenses increased by approximately $2.3 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to our issuance of our unsecured notes and additional issuance of our convertible notes and higher drawn balances on our SBA-guaranteed debentures and Holdings Credit Facility (as defined below). Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Net realized (losses) gains on investments	$(14,216)	$1,150
Net change in unrealized appreciation (depreciation) of investments	14,643	3,146
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(1,549)	(957)
(Provision) benefit for taxes	(394)	11
Net realized and unrealized gains (losses)	$(1,516)	$3,350
Our net realized losses and unrealized gains resulted in a net loss of approximately $(1.5) million for the three months ended September 30, 2017 compared to net realized and unrealized gains resulting in a net gain of approximately $3.4 million for the same period in 2016. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2017 was primarily driven by unrealized depreciation on our securities purchased under collateralized agreements to resell. With the completion of the Sierra restructuring in July 2017, $14.5 million of previously recorded unrealized depreciation related to this investment was realized during the three months ended September 30, 2017. The provision for income taxes was attributable to equity investments that are held as of September 30, 2017 in three of our corporate subsidiaries. The net gain for the three months ended September 30, 2016 was primarily driven by the overall increase in the market prices of our investments during the period, but also included a further mark down of our investment in one portfolio company that was placed on non-accrual.
Results of Operations for the Nine Months Ended September 30, 2017 and September 30, 2016
Revenue

	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Interest income	$111,275	$112,119
Total dividend income	26,273	6,423
Other income	7,014	5,758
Total investment income	$144,562	$124,300
Our total investment income increased by approximately $20.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The 16% increase in total investment income primarily results from an increase in dividend income of approximately $19.9 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase is primarily due to distributions from our investments in SLP II and NMNLC and PIK and non-cash dividend income from four equity positions. Other income during the nine months ended September 30, 2017, which represents fees that are generally non-recurring in nature, was primarily attributable to structuring, upfront, amendment, consent, bridge and commitment fees received from thirty-two different portfolio companies and management fees from a non-controlled affiliated portfolio company. Interest income decreased by approximately $0.8 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, which is attributable to lower prepayment fees received associated with the early repayment of portfolio companies held as of December 31, 2016.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Management fee	$24,311	$20,537
Less: management fee waiver	(4,324)	(3,662)
Total management fee	19,987	16,875
Incentive fee	18,430	16,266
Less: incentive fee waiver	(1,800)	—
Total incentive fee	16,630	16,266
Capital gains incentive fee(1)	—	—
Interest and other financing expenses	26,930	20,544
Professional fees	2,391	2,461
Administrative expenses	2,022	2,054
Other general and administrative expenses	1,214	1,206
Total expenses	69,174	59,406
Less: expenses waived and reimbursed	(474)	(347)
Net expenses before income taxes	68,700	59,059
Income tax expense	341	113
Net expenses after income taxes	$69,041	$59,172

(1)	Capital gains incentive fee accrual assumes a hypothetical liquidation basis.
Our total net operating expenses increased by approximately $9.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Our management fee increased by approximately $3.1 million, net of a management fee waiver, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in management fees from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was attributable to larger invested balances, driven by the October 2016 and April 2017 primary offerings of our common stock, our September 2016 and June 2017 unsecured notes issuance and our September 2016 convertible notes issuance and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. Our incentive fees decreased by approximately $0.4 million, net of an incentive fee waiver, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, which was mainly attributable to an incentive fee waiver by the Investment Adviser for the three months ended September 30, 2017 of approximately $1.8 million.
Interest and other financing expenses increased by approximately $6.4 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to our issuance of our unsecured notes and additional issuance of our convertible notes and higher drawn balances on our SBA-guaranteed debentures and Holdings Credit Facility (as defined below). Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Net realized (losses) gains on investments	$(39,843)	$2,191
Net change in unrealized appreciation (depreciation) of investments	48,700	10,716
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(2,382)	(1,031)
Benefit for taxes	525	819
Net realized and unrealized gains (losses)	$7,000	$12,695

Our net realized losses and unrealized gains resulted in a net gain of approximately $7.0 million for the nine months ended September 30, 2017 compared to net realized and unrealized gains resulting in a net gain of approximately $12.7 million for the same period in 2016. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the nine months ended September 30, 2017 was primarily driven by the overall increase in the market prices of our investments during the period. With the completion of the Transtar and Sierra restructurings in April 2017 and July 2017, respectively, $27.6 million and $14.5 million, respectively, of previously recorded unrealized depreciation related to these investments were realized during the nine months ended September 30, 2017. The benefit for income taxes was attributable to equity investments that are held as of September 30, 2017 in three of our corporate subsidiaries. The net gain for the nine months ended September 30, 2016 was primarily driven by the overall increase in the market prices of our investments during the period, but also included a further mark down of our investment in one portfolio company that was placed on non-accrual.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through September 30, 2017, we raised approximately $614.6 million in net proceeds from additional offerings of our common stock.
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
At September 30, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $39.6 million and $45.9 million, respectively. Our cash (used in) provided by operating activities during the nine months ended September 30, 2017 and September 30, 2016 was approximately $(144.5) million and $112.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Borrowings
Holdings Credit Facility—On December 18, 2014, we entered into the Second Amended and Restated Loan and Security Agreement (the "Holdings Credit Facility"), among us, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$3.1	$2.2	$8.7	$7.2
Non-usage fee	$0.1	$0.2	$0.5	$0.5
Amortization of financing costs	$0.4	$0.4	$1.2	$1.2
Weighted average interest rate	3.4%	2.8%	3.3%	2.7%
Effective interest rate	4.1%	3.6%	4.0%	3.4%
Average debt outstanding	$352.4	$318.4	$351.6	$353.6
As of September 30, 2017 and December 31, 2016, the outstanding balance on the Holdings Credit Facility was $376.2 million and $333.5 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended, dated June 4, 2014 (together with the related guarantee and security agreement, the "NMFC Credit Facility"), among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of September 30, 2017, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$0.2	$0.7	$1.3	$1.9
Non-usage fee	$0.1	$0.1	$0.2	$0.1
Amortization of financing costs	$0.1	$0.1	$0.3	$0.3
Weighted average interest rate	3.6%	3.0%	3.5%	3.0%
Effective interest rate	7.3%	3.6%	5.0%	3.6%
Average debt outstanding	$21.7	$89.4	$48.0	$85.0
As of September 30, 2017 and December 31, 2016, the outstanding balance on the NMFC Credit Facility was $19.0 million and $10.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

Convertible Notes—On June 3, 2014, we closed a private offering of $115.0 million aggregate principal amount of unsecured convertible notes (the "Convertible Notes"), pursuant to an indenture, dated June 3, 2014 (the "Indenture"). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of June 3, 2015, the restrictions under Rule 144A under the Securities Act were removed, allowing the Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, we closed a public offering of an additional $40.3 million aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of Convertible Notes that we issued on June 3, 2014.
The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of September 30, 2017.

September 30, 2017
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at September 30, 2017	11.7%
Conversion rate at September 30, 2017(1)(2)	63.2794
Conversion price at September 30, 2017(2)(3)	$15.80
Last conversion price calculation date	June 3, 2017

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2017 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2017		September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$1.9		$1.4	$5.8	$4.3
Amortization of financing costs	$0.3		$0.2	$0.9	$0.6
Amortization of premium	$—	(1)	$—	$(0.1)	$—
Effective interest rate	5.7%		5.6%	5.7%	5.7%
Average debt outstanding	$155.3		$155.4	$155.3	$115.1

(1)	For the three months ended September 30, 2017, the total amortization of premium was less than $50 thousand.
As of September 30, 2017 and December 31, 2016, the outstanding balance on the Convertible Notes was $155.3 million and $155.3 million, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016(1)
Interest expense	$1.8	$0.7	$4.2	$1.1
Amortization of financing costs	$0.1	$0.1	$0.3	$0.1
Effective interest rate	5.5%	5.8%	5.7%	5.8%
Average debt outstanding	$145.0	$50.4	$108.7	$50.3

(1)	For the nine months ended September 30, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the Unsecured Notes) to September 30, 2016.
As of September 30, 2017 and December 31, 2016, the outstanding balance on the Unsecured Notes was $145.0 million and $90.0 million, respectively, and we were in compliance with the terms of the NPA.
SBA-guaranteed debentures—On August 1, 2014, SBIC I received an SBIC license from the SBA.
The SBIC license allows SBIC I to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to us, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I over our stockholders in the event SBIC I is liquidated or the SBA exercises remedies upon an event of default.
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.
As of September 30, 2017 and December 31, 2016, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $144.0 million and $121.7 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of September 30, 2017.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
Interim SBA-guaranteed debentures:
	March 1, 2028(1)	9.3	1.769%	0.742%
Total SBA-guaranteed debentures		$144.0

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in March 2018.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$1.1	$1.0	$3.0	$2.8
Amortization of financing costs	$0.1	$0.1	$0.3	$0.3
Weighted average interest rate	3.1%	3.1%	3.1%	3.1%
Effective interest rate	3.4%	3.5%	3.5%	3.5%
Average debt outstanding	$134.9	$121.7	$127.0	$119.2
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC I is subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBIC I is subject to an annual periodic examination by an SBA examiner to determine SBIC I's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2017 and December 31, 2016, SBIC I was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2017 and December 31, 2016, we had outstanding commitments to third parties to fund investments totaling $75.5 million and $44.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2017 and December 31, 2016, we had commitment letters to purchase investments in an aggregate par amount of $57.2 million and $14.8 million, respectively. As of September 30, 2017 and December 31, 2016, we had not entered into any bridge financing commitments which could require funding in the future.
As of September 30, 2017 and December 31, 2016, we had unfunded commitments related to our equity investment in SLP II of $0 and $7.9 million, respectively, which was funded at our discretion.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2017 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$376.2	$—	$376.2	$—	$—
Convertible Notes(2)	155.3	—	155.3	—	—
Unsecured Notes(3)	145.0	—	—	145.0	—
SBA-guaranteed debentures(4)	144.0	—	—	—	144.0
NMFC Credit Facility(5)	19.0	—	19.0	—	—
Total Contractual Obligations	$839.5	$—	$550.5	$145.0	$144.0

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($376.2 million as of September 30, 2017) must be repaid on or before December 18, 2019. As of September 30, 2017, there was approximately $118.8 million of possible capacity remaining under the Holdings Credit Facility.

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

(5)
Under the terms of the $122.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($19.0 million as of September 30, 2017) must be repaid on or before June 4, 2019. As of September 30, 2017, there was approximately $103.5 million of possible capacity remaining under the NMFC Credit Facility.

We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into the Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2017 totaled approximately $75.1 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2017
Third Quarter	August 4, 2017	September 15, 2017	September 29, 2017	$0.34
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
				$1.02
December 31, 2016
Fourth Quarter	November 4, 2016	December 15, 2016	December 29, 2016	$0.34
Third Quarter	August 2, 2016	September 16, 2016	September 30, 2016	0.34
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
				$1.36
December 31, 2015
Fourth Quarter	November 3, 2015	December 16, 2015	December 30, 2015	$0.34
Third Quarter	August 4, 2015	September 16, 2015	September 30, 2015	0.34
Second Quarter	May 5, 2015	June 16, 2015	June 30, 2015	0.34
First Quarter	February 23, 2015	March 17, 2015	March 31, 2015	0.34
				$1.36

(1)
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2017 approximately $0.4 million and $1.1 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0 and $0.4 million, respectively, of indirect administrative expenses were waived by the Administrator. As of September 30, 2017, $0.4 million of indirect administrative expenses were included in payable to affiliates.

•
We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance".

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On June 5, 2017, the SEC issued an exemptive order (the “Exemptive Order”) which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. During the nine months ended September 30, 2017, certain of the loans held in our portfolio had floating interest rates. As of September 30, 2017, approximately 86.7% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 13.3% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2017. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2017. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2017, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2017. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2017, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.66%	(1)
Base Interest Rate	—%
+100 Basis Points	8.00%
+200 Basis Points	16.10%
+300 Basis Points	24.19%

(1)	Limited to the lesser of the September 30, 2017 LIBOR rates or a decrease of 25 basis points.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
On May 3, 2013, we entered into a collateralized securities purchase and put agreement (the “SPP Agreement”) with a private hedge fund. Under the SPP Agreement, we purchased twenty million Class E Preferred Units of Black Elk Energy Offshore Operations, LLC (“Black Elk”) for $20 million with a corresponding obligation of the private hedge fund to repurchase the preferred units for $20 million plus other amounts due under the SPP Agreement. The majority owner of Black Elk was the private hedge fund. In August 2014, we received $20.54 million, the full amount due under the SPP Agreement.
In August 2017, a trustee (the “Trustee”) for Black Elk informed us that the Trustee intends to assert a fraudulent conveyance claim (the “Claim”) against us and one of our affiliates seeking the return of $20.54 million. Black Elk filed a Chapter 11 bankruptcy petition pursuant to the United States Bankruptcy Code in August 2015. The Trustee alleges that individuals affiliated with the private hedge fund conspired with Black Elk and others to improperly use proceeds from the sale of certain Black Elk assets to repay, in August 2014, the private hedge fund’s obligation to us under the SPP Agreement. The private hedge fund is currently in liquidation under the laws of the Cayman Islands.
We are in the process of evaluating the Claim as well as our recourse against the private hedge fund and certain of its principals and agents, as well as other affiliated and nonaffiliated entities and individuals. In addition, a claim has been filed with the Cayman Islands joint official liquidators of the private hedge fund in the amount sought by the Trustee.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended September 30, 2017.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended September 30, 2017, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 23, 2016, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2017 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended September 30, 2017.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2017.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)