Form 10-K
period 2017-12-31
New Mountain Finance Corp
filed 2018-02-28
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 30, 2017, based on the closing price on that date of $14.55, on the New York Stock Exchange was $1,001.0 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 28, 2018
Common stock, par value $0.01 per share	75,935,093
Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

PART I
Item 1.    Business
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through December 31, 2017, we have raised approximately $614.6 million in net proceeds from additional offerings of common stock.
Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. ("NMF YP"), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. ("NMF Servicing") serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. ("SBIC I") and its general partner, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), are organized in Delaware as a limited partnership and limited liability company, respectively. During the year ended December 31, 2017, New Mountain Finance SBIC II, L.P. (“SBIC II”) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC I and SBIC II received licenses from the United States ("U.S.") Small Business Administration (the "SBA") to operate as a small business investment company ("SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"). Our wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and has qualified, and intends to continue to qualify, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
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
We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $10.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, each of SBIC I's and SBIC II's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. For additional information on SBA regulations, see "SBA Regulation". Our portfolio may be concentrated in a limited number of industries. As of December 31, 2017, our top five industry concentrations were business services, software, healthcare services, education and consumer services. Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $125.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2017, our portfolio consisted of 84 portfolio companies and was invested 38.0% in first lien loans, 37.4% in second lien loans, 3.8% in subordinated debt and 20.8% in equity and other, as measured at fair value versus 78 portfolio companies invested 44.9% in first lien loans, 38.8% in second lien loans, 4.3% in subordinated debt and 12.0% in equity and other, as measured at fair value at December 31, 2016.
The fair value of our investments was approximately $1,825.7 million in 84 portfolio companies at December 31, 2017, approximately $1,558.8 million in 78 portfolio companies at December 31, 2016 and approximately $1,512.2 million in 75 portfolio companies at December 31, 2015.
The following table shows our portfolio and investment activity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31,
(in millions)	2017	2016	2015
New investments in 64, 43 and 36 portfolio companies, respectively	$999.7	$558.1	$612.7
Debt repayments in existing portfolio companies	696.6	479.5	400.8
Sales of securities in 17, 10 and 15 portfolio companies, respectively	70.7	67.6	83.1
Change in unrealized appreciation on 58, 71 and 23 portfolio companies, respectively	66.1	76.5	44.7
Change in unrealized depreciation on 43, 24 and 70 portfolio companies, respectively	(15.3)	(36.4)	(79.9)
At December 31, 2017 and December 31, 2016, our weighted average yield to maturity at cost ("YTM at Cost") was approximately 10.9% and 11.1%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage. YTM at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.

The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2017, calculated as a percentage of total assets as of December 31, 2017:

Portfolio Company	Percent of Total Assets
HI Technology Corp.	5.5%
NMFC Senior Loan Program II LLC	4.1%
UniTek Global Services, Inc.	3.4%
AmWINS Group, Inc.	3.0%
Avatar Topco, Inc.	2.9%
Tenawa Resource Management LLC	2.5%
Alegeus Technologies, LLC	2.4%
PetVet Care Centers LLC	2.4%
Integro Parent Inc.	2.3%
Severin Acquisition, LLC	2.1%
Total	30.6%

Industry Type	Percent of Total Assets
Business Services	30.2%
Software	15.5%
Healthcare Services	9.1%
Education	9.0%
Consumer Services	6.8%
Distribution & Logistics	5.8%
Investment Fund	5.3%
Federal Services	4.1%
Energy	3.8%
Net Lease	2.1%
Total	91.7%
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
Investment Committee
The Investment Adviser is managed by a five member investment committee (the “Investment Committee”), which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Mathew J. Lori served on the Investment Committee from August 2016 to July 2017. Beginning in August 2017, Peter N. Masucci was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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

•
First Lien Loans and Bonds.  First lien loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate, may contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. These first lien loans and bonds may include payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche.

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2017:

(in millions)	As of December 31, 2017
Investment Rating	Fair Value	Percent
Investment Rating 1	$87.9	4.8%
Investment Rating 2	1,737.4	95.2%
Investment Rating 3	—	—%
Investment Rating 4	0.4	—%
	$1,825.7	100.0%
Exit Strategies/Refinancing
We exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity or (iv) the sale of the debt investment by us. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
Valuation
At all times consistent with accounting principals generally accepted in the United States of America ("GAAP") and the 1940 Act, we conduct a valuation of our assets, which impacts our net asset value.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On December 18, 2017, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on June 5, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the

1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
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
Taxation as a Regulated Investment Company
We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as distributions. Rather, distributions paid by us generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income recognized by us.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for tax treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income", which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").
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
SBA Regulation
On August 1, 2014 and August 25, 2017, respectively, SBIC I and SBIC II, our wholly-owned direct and indirect subsidiary, received licenses from the SBA to operate as SBICs under Section 301(c) of the 1958 Act. SBIC I and SBIC II have an investment strategy and philosophy substantially similar to ours and make similar types of investments in accordance with SBA regulations.
A SBIC license allows SBIC I and SBIC II to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, a standard debenture licensed SBIC is eligible for two tiers of leverage capped at $150.0 million, where each tier is equivalent to the SBIC's regulatory capital, which generally equates to the amount of equity capital in the SBIC. Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. SBIC I and SBIC II are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment, if applicable, on a regular basis. The SBA, as a creditor, will have a superior claim to SBIC I's and SBIC II's assets over our stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I and SBIC II upon an event of default.
On November 5, 2014, we received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of SBIC I and any other future SBIC subsidiaries, including SBIC II, from our 200.0% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200.0%. This provides us with increased investment flexibility but also increases our risks related to leverage.
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
Prior to December 18, 2014, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF") was a Delaware limited liability company. NMF SLF was a wholly-owned subsidiary of NMF Holdings and thus our wholly-owned indirect subsidiary. NMF SLF was bankruptcy-remote and non-recourse to us. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 5. Agreements for additional information on our borrowings.
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
Base Management Fees

Pursuant to the Investment Management Agreement, the base management fee is calculated at an annual rate of 1.75% of our gross assets, which equals our total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement with Wells Fargo Bank, National Association, dated October 27, 2010, as amended (the "SLF Credit Facility"), and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets, which equals our total assets, as determined in accordance with GAAP, less the borrowings under the SLF Credit Facility and cash and cash equivalents, at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. We have not invested, and currently do not invest, in derivatives. To the extent we invest in derivatives in the future, we will use the actual value of the derivatives, as reported on our Consolidated Statements of Assets and Liabilities, for purposes of calculating our base management fee.
Since our IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and into the Second Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association (the "Holdings Credit Facility") on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings for additional information on our credit facilities. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since our IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which approximated $281.2 million as of December 31, 2017. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2017, total management fees waived was approximately $5.6 million.
Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there is none as of December 31, 2017), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Under GAAP, our IPO did not step-up the cost basis of the Predecessor Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. We track the transferred (or fair market) value of each of our investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjust Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on our investments as if each investment was purchased at the date of our IPO, or stepped up to fair market value. This is defined as "Pre-Incentive Fee Adjusted Net Investment Income". We also use the transferred (or fair market) value of each of our investments as of the time of the IPO to adjust capital gains ("Adjusted Realized Capital Gains") or losses ("Adjusted Realized Capital Losses") and unrealized capital appreciation ("Adjusted Unrealized Capital Appreciation") and unrealized capital depreciation ("Adjusted Unrealized Capital Depreciation"). As of December 31, 2017, all predecessor investments have been sold or matured.
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

For the year ended December 31, 2017, incentive fees waived were approximately $1.8 million.
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

Board Consideration of the Investment Management Agreement
Our board of directors determined at an in-person meeting held on February 7, 2018 to re-approve our Investment Management Agreement with the Investment Adviser. In the consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:

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

•
the total of all assets managed by the Adviser, as well as total number of investment companies and other clients serviced by the Adviser and possible economies of scale arising from our size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged to us by the Investment Adviser, and concluded that some economies of scale may be possible in the future;

•
other possible benefits to the Investment Adviser and its affiliates arising from their relationships with us, and concluded that any such other benefits were not material to the Investment Adviser and its affiliates; and

•
possible alternative fee structures or bases for determining fees and the possibility of obtaining similar services from other third party service providers, and concluded that our current fee structure and bases for determining fees are satisfactory.

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
As of December 31, 2017, 13.2% of our total assets were non-qualifying assets.
Significant Managerial Assistance to Portfolio Companies
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
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no temporary investments as of December 31, 2017.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Holdings Credit Facility, or the Senior Secured Revolving Credit Agreement with Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, dated June 4, 2014, as amended (together with the related guarantee and security agreement, the "NMFC Credit Facility"), the convertible notes issued on June 3, 2014 and September 30, 2016 under our indenture with U.S. Bank National Association (the "Convertible Notes"), or the unsecured notes issued on May 6, 2016, September 30, 2016 and June 30, 2017 (the "Unsecured Notes")), we must make provisions to prohibit any distribution to our stockholders or the repurchase of our equity securities unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. We received exemptive relief from the SEC on November 5, 2014, allowing us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from this calculation. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors.

Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, District of Columbia 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330, and a copy of the code of ethics may be obtained, after paying a duplication fee, by electronic request at the following e-mail address: publicinfo@sec.gov. In addition, the code of ethics is available on the SEC’s website at http://www.sec.gov.
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
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. You may inspect and copy any materials we file with the SEC at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.
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
The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. Since 2010, several European Union ("EU") countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In June 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the EU (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. The inital negotiations on Brexit began in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and  credit markets), and especially in the U.K. and the EU, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017, there is increased uncertainty on the timing of Brexit. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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
Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our board of directors in accordance with our valuation policy, which is at all times consistent with GAAP. See Item 8.—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies or Note 4. Fair Value for additional information on valuations.
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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee and John R. Kline, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2017 consisted of approximately 130 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
Other than us, the Investment Adviser has not previously managed a BDC or a RIC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70.0% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and Annual Distribution Requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. The Investment Adviser's lack of experience in managing a portfolio of assets under the constraints applicable to BDCs and RICs may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. If we fail to maintain our status as a BDC or tax treatment as a RIC, our operating flexibility could be significantly reduced.
We operate in a highly competitive market for investment opportunities and may not be able to compete effectively.
We compete for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements that we must satisfy to maintain our tax treatment as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

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
The management fee and incentive fee may induce the Investment Adviser to make speculative investments.
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
The Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our Pre-Incentive Fee Net Investment Income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our Pre-Incentive Fee Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that it may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
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
We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital and may, consequently, increase the risk of investing in us. We expect to continue to use leverage to finance our investments, through senior securities issued by banks and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to claims of our common stockholders. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had it not leveraged. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have had it not borrowed. Such a decline could adversely affect our ability to make common stock distribution payments. In addition, because our investments may be illiquid, we may be unable to dispose of them or to do so at a favorable price in the event we need to do so if we are unable to refinance any indebtedness upon maturity and, as a result, we may suffer losses. Leverage is generally considered a speculative investment technique.
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
At December 31, 2017, we had $312.4 million, $122.5 million, $155.3 million, $145.0 million, and $150.0 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the Convertible Notes, the Unsecured Notes and the SBA-guaranteed debentures, respectively. The Holdings Credit Facility, the NMFC Credit Facility, the SBA-guaranteed debentures and the Unsecured Notes had weighted average interest rates of 3.3%, 3.6%, 3.1% and 5.2%, respectively, for the year ended December 31, 2017. The interest rate on the Convertible Notes is 5.0% per annum.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Holdings Credit Facility, the NMFC Credit Facility and the Convertible Notes mature on October 24, 2022, June 4, 2019 and June 15, 2019, respectively. Our $90.0 million in aggregate principal amount of five-year unsecured notes will mature on May 15, 2021 (the "2016 Unsecured Notes") and our $50.0 million in aggregate principal amount of five-year unsecured notes will mature on July 15, 2022 (the "2017A Unsecured Notes"). The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and contained in the Holdings Credit Facility, the NMFC Credit Facility, the Unsecured Notes. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under the NMFC Credit Facility and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations, or reapply for SBIC licenses. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future credit facilities. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.
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
SBIC I and SBIC II are licensed by the SBA and is subject to SBA regulations.
On August 1, 2014 and August 25, 2017, respectively, our wholly-owned direct and indirect subsidiaries, SBIC I and SBIC II, received licenses to operate as SBICs under the 1958 Act and are regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies, regulates the types of financings, prohibits investing in small businesses with certain characteristics or in certain industries and requires capitalization thresholds that limit distributions to us. Compliance with SBIC requirements may cause SBIC I and SBIC II to invest at less competitive rates in order to find investments that qualify under the SBA regulations.
The SBA regulations require, among other things, an annual periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor. If SBIC I and SBIC II fail to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit SBIC I's and SBIC II's use of the debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC I and SBIC II from making new investments. In addition, the SBA could revoke or suspend SBIC I's or SBIC II's licenses for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC I and SBIC II are our wholly-owned direct and indirect subsidiaries.
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
RISKS RELATED TO OUR OPERATIONS
Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
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
SBIC I and SBIC II may be unable to make distributions to us that will enable us to meet or maintain our RIC tax treatment.
In order for us to continue to qualify for tax benefits available to RICs and to minimize corporate-level U.S. federal income tax, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income”, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, including investment company taxable income from SBIC I and SBIC II. We will be partially dependent on SBIC I and SBIC II for cash distributions to enable us to meet the RIC distribution requirements. SBIC I and SBIC II may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC I and SBIC II to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if SBIC I and SBIC II are unable to obtain a waiver, compliance with the SBA regulations may result in corporate-level U.S. federal income tax.
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
Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as stockholders. We are focused primarily on investing in the investments that we target, in the future, the investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On December 18, 2017, the SEC issued the Exemptive Order, which superseded a prior order issued on June 5, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve us or our stockholders overreaching on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies.
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
We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after each issuance of senior securities. As a result of our SEC exemptive relief, we are permitted to exclude our SBA-guaranteed debentures from the definition of senior securities in the 200.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 200.0%, we would be unable to issue senior securities, and if we had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Holdings Credit Facility and NMFC Credit Facility), we would be unable to make distributions to our stockholders. However, at December 31, 2017, our only senior securities outstanding were indebtedness under the Holdings Credit Facility, NMFC Credit Facility, Convertible Notes, Unsecured Notes and therefore at December 31, 2017, we would not have been precluded from paying distributions. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.
The Holdings Credit Facility matures on October 24, 2022 and permits borrowings of $495.0 million as of December 31, 2017. The Holdings Credit Facility had $312.4 million in debt outstanding as of December 31, 2017. The NMFC Credit Facility matures on June 4, 2019 and permits borrowings of $122.5 million as of December 31, 2017. The NMFC Credit Facility had $122.5 million in debt outstanding as of December 31, 2017. The Convertible Notes mature on June 15, 2019. The

Convertible Notes had $155.3 million in debt outstanding as of December 31, 2017. The 2016 Unsecured Notes and 2017A Unsecured Notes mature on May 15, 2021 and July 15, 2022, respectively, and had $90.0 million and $55.0 million, respectively, in debt outstanding as of December 31, 2017. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. As of December 31, 2017, $150.0 million of SBA-guaranteed debentures were outstanding.
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
We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
Although we intend to continue to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•
The Annual Distribution Requirement for a RIC will be satisfied if we distribute (or are deemed to distribute) to our stockholders on an annual basis at least 90.0% of our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we are subject to certain financial covenants contained in the Holdings Credit Facility and other debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to certain corporate-level U.S. federal income tax (and any applicable state and local taxes).

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

If we fail to maintain our tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will continue to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under the Holdings Credit Facility, the NMFC Credit Facility, or the Unsecured Notes, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of our board of directors and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under the Holdings Credit Facility, the NMFC Credit Facility and the Unsecured Notes, and such other factors as our board of directors may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we include in our taxable income our allocable share of certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest and dividends, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Our allocable share of such original issue discount and PIK interest are included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income our allocable share of certain other amounts that we will not receive in cash.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).
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
We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President signed into law. Such legislation will make many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Although the U.S. ratified the Paris Agreement on November 4, 2016, the current administration announced the U.S. would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, at least through November 4, 2020 (the earliest date the U.S. may withdraw from the Paris Agreement), which could increase their operating costs and/or decrease their revenues.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our total assets or we may borrow an amount equal to 100.0% of net assets). The U.S. Senate recently introduced the Small Business Credit Availability Act which, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
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
Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.
The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.
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
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2017, our investments in the business services and the software industries represented approximately 31.9% and 16.3%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
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
The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, we may incur greater and indirect costs to engage in derivatives transactions or financial commitment transactions, and our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.
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
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
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
These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. The Holdings Credit Facility, the NMFC Credit Facility, and the Unsecured Notes also include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility, the NMFC Credit Facility, and the Unsecured Notes also include change of control provisions that accelerate the indebtedness (or require prepayment of such indebtedness) under these agreements in the event of certain change of control events.
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
Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our tax treatment as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
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

Item 3.    Legal Proceedings
On May 3, 2013, we entered into a collateralized securities purchase and put agreement (the “SPP Agreement”) with a private hedge fund. Under the SPP Agreement, we purchased twenty million Class E Preferred Units of Black Elk Energy Offshore Operations, LLC (“Black Elk”) for $20.0 million with a corresponding obligation of the private hedge fund to repurchase the preferred units for $20.0 million plus other amounts due under the SPP Agreement. The majority owner of Black Elk was the private hedge fund. In August 2014, we received $20.54 million, the full amount due under the SPP Agreement.
In August 2017, a trustee (the “Trustee”) for Black Elk informed us that the Trustee intended to assert a fraudulent conveyance claim (the “Claim”) against us and one of our affiliates seeking the return of $20.54 million. Black Elk filed a Chapter 11 bankruptcy petition pursuant to the United States Bankruptcy Code in August 2015. The Trustee alleges that individuals affiliated with the private hedge fund conspired with Black Elk and others to improperly use proceeds from the sale of certain Black Elk assets to repay, in August 2014, the private hedge fund’s obligation to us under the SPP Agreement. The private hedge fund is currently in liquidation under the laws of the Cayman Islands.
On December 22, 2017, we settled the Trustee’s $20.54 million Claim for a net payment by us of $14.5 million (after accounting for a $1.5 million contribution payment made to us by our insurance carrier in respect of the settlement).  We currently intend to seek recourse against the private hedge fund and certain of its principals and agents, as well as other affiliated and nonaffiliated entities and individuals for amounts paid in respect of such Claim.  In addition, a claim has already been filed with the Cayman Islands joint official liquidators of the private hedge fund.
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2017. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Distributions
New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of our common stock, the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and the quarterly distributions per share for each fiscal quarter for the years ended December 31, 2017 and December 31, 2016.

	NAV Per Share(1)	Closing Sales Price(2)		Premium (Discount) of High Closing Sales Price to NAV(3)	Premium (Discount) of Low Closing Sales Price to NAV(3)	Declared Distributions Per Share(4)(5)
Fiscal Year Ended		High	Low
December 31, 2017
Fourth Quarter	$13.63	$14.50	$13.55	6.38%	(0.59)%	$0.34
Third Quarter	$13.61	$14.70	$13.55	8.01%	(0.44)%	$0.34
Second Quarter	$13.63	$14.95	$14.35	9.68%	5.28%	$0.34
First Quarter	$13.56	$14.90	$14.00	9.88%	3.24%	$0.34
December 31, 2016
Fourth Quarter	$13.46	$14.30	$13.20	6.24%	(1.93)%	$0.34
Third Quarter	$13.28	$14.28	$13.11	7.53%	(1.28)%	$0.34
Second Quarter	$13.23	$12.90	$12.10	(2.49)%	(8.54)%	$0.34
First Quarter	$12.87	$12.96	$11.09	0.70%	(13.83)%	$0.34
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

(5)
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2017 and December 31, 2016, total distributions were $100.9 million and $88.8 million, respectively, of which the distributions were comprised of approximately 71.50% and 89.46%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 28.50% and 10.54%, respectively, of a return of capital.

On February 26, 2018, the last reported sales price of our common stock was $12.90 per share. As of February 26, 2018, we had approximately 15 stockholders of record and one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
Distributions
We intend to pay quarterly distributions to our stockholders in amounts sufficient to maintain our status as a regulated investment company ("RIC"). We intend to distribute approximately our entire net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment. The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital, which is a return of a portion of a stockholders original investment in our common stock, for United States ("U.S.") federal income tax purposes. Generally, a return of capital will reduce an investor's basis in our stock for U.S. federal income tax purposes, which will result in a higher tax liability when the stock is sold. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.
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
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2017 and December 31, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount
November 2, 2017	December 15, 2017	December 28, 2017	$0.34
August 4, 2017	September 15, 2017	September 29, 2017	0.34
May 4, 2017	June 16, 2017	June 30, 2017	0.34
February 23, 2017	March 17, 2017	March 31, 2017	0.34
			$1.36

November 4, 2016	December 15, 2016	December 29, 2016	$0.34
August 2, 2016	September 16, 2016	September 30, 2016	0.34
May 3, 2016	June 16, 2016	June 30, 2016	0.34
February 22, 2016	March 17, 2016	March 31, 2016	0.34
			$1.36
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2017 and December 31, 2016, total distributions were $100.9 million and $88.8 million, respectively, of which the distributions were comprised of approximately 71.50% and 89.46%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 28.50%and 10.54%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of equity securities during the year ended December 31, 2017.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2017. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.
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

Item 6.    Selected Financial Data
The selected financial data should be read in conjunction with the respective consolidated financial statements and related consolidated notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Financial information for the years ended December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013, has been derived from the Predecessor Operating Company and our financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.

The below selected financial and other data is for NMFC.
(in thousands except shares and per share data)

	Year Ended December 31,
New Mountain Finance Corporation	2017	2016	2015	2014	2013
Statement of Operations Data:
Investment income	$197,806	$168,084	$153,855	$91,923	$—
Investment income allocated from NMF Holdings	—	—	—	43,678	90,876
Net expenses	95,602	79,976	71,360	34,727	—
Net expenses allocated from NMF Holdings	—	—	—	20,808	40,355
Net investment income	102,204	88,108	82,495	80,066	50,521
Net realized (losses) gains on investments	(39,734)	(16,717)	(12,789)	357	—
Net realized and unrealized gains (losses) allocated from NMF Holdings	—	—	—	9,508	11,443
Net change in unrealized appreciation (depreciation) of investments	50,794	40,131	(35,272)	(43,863)	—
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(4,006)	(486)	(296)	—	—
Net change in unrealized (depreciation) appreciation of investment in NMF Holdings	—	—	—	—	(44)
Benefit (provision) for taxes	140	642	(1,183)	(493)	—
Net increase in net assets resulting from operations	109,398	111,678	32,955	45,575	61,920
Per share data:
Net asset value	$13.63	$13.46	$13.08	$13.83	$14.38
Net increase in net assets resulting from operations (basic)	1.47	1.72	0.55	0.88	1.76
Net increase in net assets resulting from operations (diluted)(1)	1.38	1.60	0.55	0.86	1.76
Distributions declared(2)	1.36	1.36	1.36	1.48	1.48
Balance sheet data:
Total assets(3)	$1,928,018	$1,656,018	$1,588,146	$1,500,868	$650,107
Holdings Credit Facility	312,363	333,513	419,313	468,108	N/A
Convertible Notes	155,412	155,523	115,000	115,000	N/A
SBA-guaranteed debentures	150,000	121,745	117,745	37,500	N/A
Unsecured Notes	145,000	90,000	—	—	N/A
NMFC Credit Facility	122,500	10,000	90,000	50,000	N/A
Total net assets	1,034,975	938,562	836,908	802,170	650,107
Other data:
Total return based on market value(4)	5.54%	19.68%	(4.00)%	9.66%	11.62%
Total return based on net asset value(5)	11.77%	13.98%	4.32%	6.56%	13.27%
Number of portfolio companies at period end	84	78	75	71	N/A
Total new investments for the period(6)	$999,677	$558,068	$612,737	$720,871	N/A
Investment sales and repayments for the period(6)	$767,360	$547,078	$483,936	$384,568	N/A
Weighted average YTM at Cost on debt portfolio at period end (unaudited)(7)	10.9%	11.1%	10.7%	10.7%	N/A
Weighted average shares outstanding for the period (basic)	74,171,268	64,918,191	59,715,290	51,846,164	35,092,722
Weighted average shares outstanding for the period (diluted)	83,995,395	72,863,387	66,968,089	56,157,835	35,092,722
Portfolio turnover(6)	41.98%	36.07%	33.93%	29.51%	N/A
_______________________________________________________________________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2015, there was anti-dilution. For the years ended December 31, 2017, December 31, 2016 and December 31, 2014, there was no anti-dilution. For the year ended December 31, 2013, due to reflecting earnings for the full year of operations of the Predecessor Operating Company assuming 100.0% NMFC ownership of Predecessor Operating Company and assuming all of New Mountain Finance AIV Holdings Corporation's ("AIV Holdings") units in the Predecessor Operating Company were exchanged for public shares of NMFC during the year then ended, the earnings per share would be $1.79.

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

(3)
On January 1, 2016, we adopted Accounting Standard Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Upon adoption, we revised our presentation of deferred financing costs from an asset to a liability, which is a direct deduction to our debt on the Consolidated Statements of Assets and Liabilities. In addition, as of December 31, 2015 and December 31, 2014, we retrospectively revised our presentation of $14.0 million and $14.1 million, respectively, of deferred financing costs that were previously presented as an asset, which resulted in a decrease to total assets and total liabilities as of December 31, 2015 and December 31, 2014. For the year ended December 31, 2013, NMFC was a holding company with no direct operations of its own and its sole asset was its ownership in the Predecessor Operating Company and as such ASU 2015-03 did not apply to NMFC.

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

(7)
The weighted average YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the cost for post-IPO investments in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date).

As of May 8, 2014, NMFC assumed all operating activities previously undertaken by NMF Holdings. The following table sets forth selected financial and other data for NMF Holdings when it was the Predecessor Operating Company.
(in thousands except units and per unit data)

New Mountain Finance Holdings, L.L.C.	Year Ended December 31, 2013
Statement of Operations Data:
Total investment income	$114,912
Net expenses	51,235
Net investment income	63,677
Net realized and unrealized gains (losses)	15,247
Net increase in net assets resulting from operations	78,924
Per unit data:
Net asset value	$14.38
Net increase in net assets resulting from operations (basic and diluted)	1.79
Distributions declared(1)	1.48
Balance sheet data:
Total assets	$1,147,841
Holdings Credit Facility	221,849
SLF Credit Facility	214,668
Total net assets	688,516
Other data:
Total return at net asset value(2)	13.27%
Number of portfolio companies at period end	59
Total new investments for the period	$529,307
Investment sales and repayments for the period	$426,561
Weighted average YTM at Cost on debt portfolio at period end (unaudited)(3)	11.0%
Weighted average YTM on debt portfolio at period end (unaudited)(4)	10.6%
Weighted average common membership units outstanding for the period	44,021,920
Portfolio turnover	40.52%
_______________________________________________________________________________

(1)
Distributions declared in the year ended December 31, 2013 include a $0.12 per unit special dividend related to a distribution received attributable to NMF Holdings' investment in YP Equity Investors LLC. Actual cash payments on the distributions declared to AIV Holdings only, for the quarter ended March 31, 2013 was made on April 5, 2013.

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

(3)
The weighted average YTM at Cost calculation assumes that all investments not on non-accrual are purchased at the adjusted cost on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date).

(4)
The weighted average YTM calculation assumes that all investments not on non-accrual are purchased at fair value on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity. The weighted average YTM was not calculated subsequent to December 31, 2013.

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
Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. ("NMF YP"), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. ("NMF Servicing") serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC L.P. ("SBIC I") and its general partner, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), are organized in Delaware as a limited partnership and limited liability company, respectively. During the year ended December 31, 2017, New Mountain Finance SBIC II, L.P. (“SBIC II" ) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC I and SBIC II received licenses from the United States ("U.S.") Small Business Administration (the "SBA") to operate as a small business investment company ("SBIC") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"). Our wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2017, our top five industry concentrations were business services, software, healthcare services, education and consumer services.
As of December 31, 2017, our net asset value was $1,035.0 million and our portfolio had a fair value of approximately $1,825.7 million in 84 portfolio companies, with a weighted average yield to maturity at cost ("YTM at Cost") of approximately 10.9%. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage. YTM at Cost uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.

Recent Developments
On January 25, 2018, we entered into a Commitment Increase Agreement (the “Commitment Agreement”) related to our existing senior secured revolving credit facility, maturing on June 4, 2019, provided by Goldman Sachs Bank USA as the Administrative Agent and Syndication Agent and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust as Lenders (the “NMFC Credit Facility”). The Commitment Agreement increases the total commitments under the NMFC Credit Facility from $122.5 million to $150.0 million from existing lenders in accordance with the accordion feature of the NMFC Credit Facility.
On January 30, 2018, we entered into a second supplement (the “Supplement”) to our Amended and Restated Note Purchase Agreement, dated September 30, 2016 (the “NPA”). Pursuant to the Supplement, on January 30, 2018, we issued to certain institutional investors identified therein, in a private placement, $90.0 million in aggregate principal amount of 4.87% Series 2018A Notes due January 30, 2023 (the “2018A Unsecured Notes”) as an additional series of notes under the NPA. Except as set forth in the Supplement, the 2018A Unsecured Notes have the same terms as the $90.0 million in aggregate principal amount of the 5.313% Notes due May 15, 2021 and the $55.0 million in aggregate principal amount of the 4.76% Series 2017A Notes due July 15, 2022 (collectively, the “Prior Notes”) that we previously issued pursuant to the NPA and the first supplement thereto, respectively. The 2018A Unsecured Notes will rank equal in priority with our other unsecured indebtedness, including the Prior Notes. Interest on the 2018A Unsecured Notes will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2018.
On February 21, 2018, our board of directors declared a first quarter 2018 distribution of $0.34 per share payable on March 29, 2018 to holders of record as of March 15, 2018.
On February 27, 2018, we entered into Amendment No. 3 (the "Amendment") to the NMFC Credit Facility.  The Amendment extends the term of the NMFC Credit Facility from the existing maturity date of June 4, 2019 to June 4, 2022. After June 4, 2019, the capacity under the NMFC Credit Facility will be reduced from the existing amount of $150.0 million to $135.0 million.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of December 31, 2017:

(in thousands)	Total	Level I	Level II	Level III
First lien	$693,563	$—	$136,866	$556,697
Second lien	682,950	—	239,868	443,082
Subordinated	70,257	—	43,156	27,101
Equity and other	378,890	16	—	378,874
Total investments	$1,825,660	$16	$419,890	$1,405,754
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company

EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2017, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2017, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2017 were as follows:

(in thousands)				Range
Type	Fair Value as of December 31, 2017	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$458,543	Market & income approach	EBITDA multiple	2.0x	20.0x	11.8x
			Revenue multiple	3.5x	8.0x	6.1x
			Discount rate	6.5%	11.2%	9.2%
	98,154	Market quote	Broker quote	N/A	N/A	N/A
Second lien	220,597	Market & income approach	EBITDA multiple	8.0x	16.0x	11.4x
			Discount rate	7.9%	12.5%	10.8%
	215,098	Market quote	Broker quote	N/A	N/A	N/A
	7,387	Other	N/A(1)	N/A	N/A	N/A
Subordinated	27,101	Market & income approach	EBITDA multiple	4.5x	11.8x	9.0x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	7.9%	14.9%	12.8%
Equity and other	377,785	Market & income approach	EBITDA multiple	2.5x	18.0x	9.9x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	7.0%	23.6%	14.5%
	1,089	Black Scholes analysis	Expected life in years	8.3	8.3	8.3
			Volatility	39.4%	39.4%	39.4%
			Discount rate	2.4%	2.4%	2.4%
	$1,405,754
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
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $223.7 million and capital that had been called and funded of $93.0 million. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $256.5 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedules of Investments as of December 31, 2017 and December 31, 2016.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we earned approximately $1.2 million, $1.2 million and $1.2 million, respectively, in management fees related to SLP I, which is included in other income. As of December 31, 2017 and December 31, 2016, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we earned approximately $3.5 million, $3.7 million and $3.6 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2017 and December 31, 2016, approximately $0.8 million and $0.9 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions were completed. Any decision by SLP II to call down on capital commitments required approval by the board of managers of SLP II. We and SkyKnight have committed and contributed $79.4 million and $20.6 million of equity to SLP II, respectively. Our investment in SLP II is disclosed on our Consolidated Schedules of Investments as of December 31, 2017 and December 31, 2016.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. As of December 31, 2017 and December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $382.5 million and $361.7 million, respectively, and debt outstanding under its credit facility of $266.3 million and $250.0 million, respectively.

The following table is a listing of the individual loans in SLP II's portfolio as of December 31, 2017:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
ADG, LLC	Healthcare Services	6.32% (L + 4.75%)	9/28/2023	$17,034	$16,890	$16,779
ASG Technologies Group, Inc.	Software	6.32% (L + 4.75%)	7/31/2024	7,481	7,446	7,547
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.69% (L + 5.00%)	8/21/2023	14,812	14,688	14,813
DigiCert, Inc.	Business Services	6.13% (L + 4.75%)	10/31/2024	10,000	9,951	10,141
Emerald 2 Limited	Business Services	5.69% (L + 4.00%)	5/14/2021	1,266	1,211	1,267
Evo Payments International, LLC	Business Services	5.57% (L + 4.00%)	12/22/2023	17,369	17,292	17,492
Explorer Holdings, Inc.	Healthcare Services	5.13% (L + 3.75%)	5/2/2023	2,940	2,917	2,973
Globallogic Holdings Inc.	Business Services	6.19% (L + 4.50%)	6/20/2022	9,677	9,611	9,755
Greenway Health, LLC	Software	5.94% (L + 4.25%)	2/16/2024	14,925	14,858	15,074
Idera, Inc.	Software	6.57% (L + 5.00%)	6/28/2024	12,619	12,499	12,556
J.D. Power (fka J.D. Power and Associates)	Business Services	5.94% (L + 4.25%)	9/7/2023	13,357	13,308	13,407
Keystone Acquisition Corp.	Healthcare Services	6.94% (L + 5.25%)	5/1/2024	5,386	5,336	5,424
Market Track, LLC	Business Services	5.94% (L + 4.25%)	6/5/2024	11,940	11,884	11,940
McGraw-Hill Global Education Holdings, LLC	Education	5.57% (L + 4.00%)	5/4/2022	9,850	9,813	9,844
Medical Solutions Holdings, Inc.	Healthcare Services	5.82% (L + 4.25%)	6/14/2024	6,965	6,932	7,043
Ministry Brands, LLC	Software	6.38% (L + 5.00%)	12/2/2022	2,138	2,128	2,138
Ministry Brands, LLC	Software	6.38% (L + 5.00%)	12/2/2022	7,768	7,735	7,768
Navex Global, Inc.	Software	5.82% (L + 4.25%)	11/19/2021	14,897	14,724	14,971
Navicure, Inc.	Healthcare Services	5.11% (L + 3.75%)	11/1/2024	15,000	14,926	15,000
OEConnection LLC	Business Services	5.69% (L + 4.00%)	11/22/2024	15,000	14,925	14,981
Pathway Partners Vet Management Company LLC	Consumer Services	5.82% (L + 4.25%)	10/10/2024	6,963	6,929	6,980
Pathway Partners Vet Management Company LLC	Consumer Services	5.82% (L + 4.25%)	10/10/2024	291	290	292
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.95% (L + 5.25%)	4/29/2024	10,448	10,399	10,526
Poseidon Intermediate, LLC	Software	5.82% (L + 4.25%)	8/15/2022	14,881	14,877	14,955
Project Accelerate Parent, LLC	Business Services	5.94% (L + 4.25%)	1/2/2025	15,000	14,925	15,038
PSC Industrial Holdings Corp.	Industrial Services	5.71% (L + 4.25%)	10/11/2024	10,500	10,398	10,500
Quest Software US Holdings Inc.	Software	6.92% (L + 5.50%)	10/31/2022	9,899	9,775	10,071
Salient CRGT Inc.	Federal Services	7.32% (L + 5.75%)	2/28/2022	14,433	14,310	14,559
Severin Acquisition, LLC	Software	6.32% (L + 4.75%)	7/30/2021	14,888	14,827	14,813
Shine Acquisitoin Co. S.à.r.l / Boing US Holdco Inc.	Consumer Services	4.88% (L + 3.50%)	10/3/2024	15,000	14,964	15,108
Sierra Acquisition, Inc.	Food & Beverage	5.68% (L + 4.25%)	11/11/2024	3,750	3,731	3,789
TMK Hawk Parent, Corp.	Distribution & Logistics	4.88% (L + 3.50%)	8/28/2024	1,671	1,667	1,686
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	5.82% (L + 4.25%)	7/6/2022	1,875	1,875	1,900
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	6.44% (L + 4.75%)	11/23/2019	10,686	10,673	10,835
WP CityMD Bidco LLC	Healthcare Services	5.69% (L + 4.00%)	6/7/2024	14,963	14,928	15,009
YI, LLC	Healthcare Services	5.69% (L + 4.00%)	11/7/2024	8,240	8,204	8,230
Zywave, Inc.	Software	6.61% (L + 5.00%)	11/17/2022	17,325	17,252	17,325
Total Funded Investments				$381,237	$379,098	$382,529

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
Pathway Partners Vet Management Company LLC	Consumer Services	—	10/10/2019	$2,728	$(14)	$7
TMK Hawk Parent, Corp.	Distribution & Logistics	—	3/28/2018	75	—	1
YI, LLC	Healthcare Services	—	11/7/2018	2,060	(9)	(3)
Total Unfunded Investments				$4,863	$(23)	$5
Total Investments				$386,100	$379,075	$382,534
_______________________________________________________________________________

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2017.

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

Below is certain summarized financial information for SLP II as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017 and December 31, 2016:

Selected Balance Sheet Information:	December 31, 2017	December 31, 2016
	(in thousands)	(in thousands)
Investments at fair value (cost of $379,075 and $357,438, respectively)	$382,534	$361,719
Receivable from unsettled securities sold	—	1,007
Cash and other assets	8,065	10,138
Total assets	$390,599	$372,864

Credit facility	$266,270	$249,960
Deferred financing costs	(1,966)	(2,565)
Payable for unsettled securities purchased	15,964	24,862
Distribution payable	3,500	3,000
Other liabilities	2,891	3,350
Total liabilities	286,659	278,607

Members' capital	$103,940	$94,257
Total liabilities and members' capital	$390,599	$372,864

	Year Ended December 31,
Selected Statement of Operations Information:	2017	2016(1)
	(in thousands)	(in thousands)
Interest income	$22,551	$7,463
Other income	351	572
Total investment income	22,902	8,035

Interest and other financing expenses	8,356	3,558
Other expenses	697	650
Total expenses	9,053	4,208
Net investment income	13,849	3,827

Net realized gains on investments	2,281	599
Net change in unrealized (depreciation) appreciation of investments	(822)	4,281
Net increase in members' capital	$15,308	$8,707
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, amounts reported relate to the period from April 12, 2016 (commencement of operations) to December 31, 2016.
For the years ended December 31, 2017 and December 31, 2016, we earned approximately $12.4 million and $3.5 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of December 31, 2017 and December 31, 2016, approximately $2.8 million and $2.4 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
We have determined that SLP II is an investment company under ASC 946; however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLP II.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of December 31, 2017.
Below is certain summarized property information for NMNLC as of December 31, 2017:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2017
				(in thousands)	(in thousands)
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,962
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,138
NM CLFX LP	Victor Equipment Company	8/31/2033	Denton, TX	423	12,538
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,385
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,191
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	8,195
					$41,409
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2017 and December 31, 2016, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $25.2 million and $29.2 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2017:

(in millions)	As of December 31, 2017
Investment Rating	Fair Value	Percent
Investment Rating 1	$87.9	4.8%
Investment Rating 2	1,737.4	95.2%
Investment Rating 3	—	—%
Investment Rating 4	0.4	—%
	$1,825.7	100.0%

As of December 31, 2017, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of one portfolio company that had an Investment Rating of 4.
During the first quarter of 2017, we placed our entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, our investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27.2 million, an aggregate fair value of $12.7 million and total unearned interest income of $1.4 million for the six months then ended. In July 2017, Sierra completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investment in Sierra. Prior to the extinguishment in July 2017, our original investment in Sierra had an aggregate cost of $27.3 million, an aggregate fair value of $12.9 million and total unearned interest income of $1.7 million. The extinguishment resulted in a realized loss of $14.4 million. As a result of the restructuring, we received common shares in Sierra Hamilton Holding Corporation. As of December 31, 2017, our investment had an aggregate cost basis of $12.8 million and an aggregate fair value of $12.3 million.
During the third quarter of 2016, we placed our entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of March 31, 2017, our investment in Transtar had an aggregate cost basis of $31.2 million, an aggregate fair value of $3.6 million and total unearned interest income of approximately $1.8 million for the three months then ended. In April 2017, Transtar completed a restructuring which resulted in a $3.6 million repayment of our second lien position. We recognized a realized loss of $27.6 million during the year ended December 31, 2017 related to Transtar.

Portfolio and Investment Activity
The fair value of our investments was approximately $1,825.7 million in 84 portfolio companies at December 31, 2017, approximately $1,558.8 million in 78 portfolio companies at December 31, 2016 and approximately $1,512.2 million in 75 portfolio companies at December 31, 2015.
The following table shows our portfolio and investment activity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31,
(in millions)	2017	2016	2015
New investments in 64, 43 and 36 portfolio companies, respectively	$999.7	$558.1	$612.7
Debt repayments in existing portfolio companies	696.6	479.5	400.8
Sales of securities in 17, 10 and 15 portfolio companies, respectively	70.7	67.6	83.1
Change in unrealized appreciation on 58, 71 and 23 portfolio companies, respectively	66.1	76.5	44.7
Change in unrealized depreciation on 43, 24 and 70 portfolio companies, respectively	(15.3)	(36.4)	(79.9)
At December 31, 2017 and December 31, 2016, our weighted average YTM at Cost was approximately 10.9% and 11.1%, respectively.
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 15. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations
Under GAAP, our IPO did not step-up the cost basis of the Predecessor Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold, repaid or mature in the future. We track the transferred (or fair market) value of each of the Predecessor Operating Company's investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts income as if each investment was purchased at the date of the IPO (or stepped up to fair market value). The respective "Adjusted Net Investment Income" (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) is used in calculating both the incentive fee and dividend payments. As of December 31, 2017, all predecessor investments have been sold or matured. See Item 8.—Financial Statements and Supplementary Data—Note 5. Agreements for additional details.
The following table for the year ended December 31, 2017 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Year Ended December 31, 2017	Stepped-up Cost Basis Adjustments		Incentive Fee Adjustments(1)	Adjusted Year Ended December 31, 2017
Investment income
Interest income	$149,800	$—	(2)	$—	$149,800
Total dividend income	37,250	—		—	37,250
Other income	10,756	—		—	10,756
Total investment income(3)	197,806	—		—	197,806
Total expenses pre-incentive fee(4)	72,301	—		—	72,301
Pre-Incentive Fee Net Investment Income	125,505	—		—	125,505
Incentive fee (1)	23,301	—		—	23,301
Post-Incentive Fee Net Investment Income	102,204	—		—	102,204
Net realized losses on investments(5)	(39,734)	—		—	(39,734)
Net change in unrealized appreciation (depreciation) of investments(5)	50,794	—	(2)	—	50,794
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(4,006)	—		—	(4,006)
Benefit for taxes	140	—		—	140
Capital gains incentive fees	—	—		—	—
Net increase in net assets resulting from operations	$109,398				$109,398
_______________________________________________________________________________

(1)
For the year ended December 31, 2017, we incurred total incentive fees of $23.3 million, net of the incentive fee waiver of $1.8 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	For the year ended December 31, 2017, the adjustment was less than $1 thousand.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $0.5 million and management fee waivers of $5.6 million.

(5)
Includes net realized gains (losses) on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the year ended December 31, 2017, we had less than a $1 thousand adjustment to interest income for amortization and a less than $1 thousand adjustment to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments discussed above. For the year ended December 31, 2017, total adjusted investment income of $197.8 million consisted of approximately $129.3 million in cash interest from investments, approximately $6.4 million in PIK and non-cash interest from investments, approximately $4.9 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $9.2 million, approximately $19.4 million in cash dividends from investments, $17.8 million in PIK and non-cash dividends from investments and approximately $10.8 million in other income. Our Adjusted Net Investment Income was $102.2 million for the year ended December 31, 2017.
In accordance with GAAP, for the year ended December 31, 2017, we did not have an accrual for hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of the period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of December 31, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.
The following table for the year ended December 31, 2016 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Year Ended December 31, 2016	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Year Ended December 31, 2016
Investment income
Interest income	$147,425	$(65)	$—	$147,360
Total dividend income	11,200	—	—	11,200
Other income	9,459	—	—	9,459
Total investment income(2)	168,084	(65)	—	168,019
Total expenses pre-incentive fee(3)	57,965	—	—	57,965
Pre-Incentive Fee Net Investment Income	110,119	(65)	—	110,054
Incentive fee	22,011	—	—	22,011
Post-Incentive Fee Net Investment Income	88,108	(65)	—	88,043
Net realized losses on investments(4)	(16,717)	(151)	—	(16,868)
Net change in unrealized appreciation (depreciation) of investments(4)	40,131	216	—	40,347
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(486)	—	—	(486)
Benefit for taxes	642	—	—	642
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$111,678			$111,678
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, we incurred total incentive fees of $22.0 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.7 million and management fee waivers of $4.8 million.

(4)
Includes net realized gains (losses) on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

For the year ended December 31, 2016, we had a $0.1 million adjustment to interest income for amortization, a decrease of $0.2 million to net realized losses and an increase of $0.2 million to net change in unrealized appreciation (depreciation) to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the year ended December 31, 2016, total adjusted investment income of $168.0 million consisted of approximately $135.2 million in cash interest from investments, approximately $4.3 million in PIK interest from investments, approximately $4.9 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.0 million, approximately $8.0 million in cash dividend income, $3.2 million in PIK dividends from investments and approximately $9.4 million in other income. Our Adjusted Net Investment Income was $88.0 million for the year ended December 31, 2016.
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

(in thousands)	Year Ended December 31, 2015	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Year Ended December 31, 2015
Investment income
Interest income	$140,074	$(131)	$—	$139,943
Total dividend income	5,771	—	—	5,771
Other income	8,010	—	—	8,010
Total investment income(2)	153,855	(131)	—	153,724
Total expenses pre-incentive fee(3)	50,769	—	—	50,769
Pre-Incentive Fee Net Investment Income	103,086	(131)	—	102,955
Incentive fee	20,591	—	—	20,591
Post-Incentive Fee Net Investment Income	82,495	(131)	—	82,364
Net realized losses on investments	(12,789)	(78)	—	(12,867)
Net change in unrealized (depreciation) appreciation of investments(4)	(35,272)	209	—	(35,063)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(296)	—	—	(296)
Provision for taxes	(1,183)	—	—	(1,183)
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$32,955			$32,955
_______________________________________________________________________________

(1)	For the year ended December 31, 2015, we incurred total incentive fees of $20.6 million, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.7 million and management fee waivers of $5.2 million.

(4)
Includes net realized gains (losses) on investments and net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

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
Results of Operations for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015
Revenue

	Year Ended December 31,
(in thousands)	2017	2016	2015
Interest income	$149,800	$147,425	$140,074
Total dividend income	37,250	11,200	5,771
Other income	10,756	9,459	8,010
Total investment income	$197,806	$168,084	$153,855
Our total investment income increased by approximately $29.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The 18% increase in total investment income results from an increase in interest income of approximately $2.4 million from the year ended December 31, 2016 to the year ended December 31, 2017, which is attributable to larger invested balances and prepayment fees received associated with the early repayments of eleven different portfolio companies held as of December 31, 2016. Our larger invested balances were driven by the proceeds from the April 2017 primary offering of our common stock, our June 2017 unsecured notes issuance, as well as, our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. The increase in dividend income of approximately $26.1 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to distributions from our investments in SLP II and NMNLC and PIK and non-cash dividend income from five equity positions. The increase in other income, which represents fees that are generally non-recurring in nature, of approximately $1.3 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to structuring, upfront, amendment, consent, bridge and commitment fees received from 46 different portfolio companies.
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

Operating Expenses

	Year Ended December 31,
(in thousands)	2017	2016	2015
Management fee	$32,694	$27,551	$25,858
Less: management fee waiver	(5,642)	(4,824)	(5,219)
Total management fee	27,052	22,727	20,639
Incentive fee	25,101	22,011	20,591
Less: incentive fee waiver	(1,800)	—	—
Total incentive fee	23,301	22,011	20,591
Interest and other financing expenses	37,094	28,452	23,374
Professional fees	3,658	3,087	3,214
Administrative fees	2,779	2,683	2,450
Other general and administrative expenses	1,636	1,589	1,665
Total expenses	95,520	80,549	71,933
Less: expenses waived and reimbursed	(474)	(725)	(733)
Net expenses before income taxes	95,046	79,824	71,200
Income tax expense	556	152	160
Net expenses after income taxes	$95,602	$79,976	$71,360
Our total net operating expenses increased by approximately $15.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Our management fee increased by approximately $4.3 million, net of a management fee waiver, and incentive fees increased by approximately $1.3 million, net of an incentive fee waiver, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in management fee and incentive fee from the year ended December 31, 2016 to the year ended December 31, 2017 was attributable to larger invested balances, driven by the proceeds from our April 2017 primary offering of our common stock, our unsecured notes issuances and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. No capital gains incentive fee was accrued for the year ended December 31, 2017.
Interest and other financing expenses increased by approximately $8.6 million during the year ended December 31, 2017, primarily due to our issuance of our unsecured notes, higher drawn balances on our SBA-guaranteed debentures and an increase in LIBOR rates. Our total professional fees, total administrative expenses, net of expenses waived and reimbursed, and total other general and administrative expenses remained relatively flat for the year ended December 31, 2017 as compared to the year ended December 31, 2016.
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

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net realized losses on investments	$(39,734)	$(16,717)	$(12,789)
Net change in unrealized appreciation (depreciation) of investments	50,794	40,131	(35,272)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(4,006)	(486)	(296)
Benefit (provision) for taxes	140	642	(1,183)
Net realized and unrealized gains (losses)	$7,194	$23,570	$(49,540)
Our net realized losses and unrealized gains resulted in a net gain of approximately $7.2 million for the year ended December 31, 2017 compared to the net realized losses and unrealized gains resulting in a net gain of approximately $23.6 million for the same period in 2016. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2017 was primarily driven by the overall increase in the market prices of our investments during the period. With the completion of the Transtar and Sierra restructurings in April 2017 and July 2017, respectively, $27.6 million and $14.5 million, respectively, of previously recorded unrealized depreciation related to these investments were realized during the year ended December 31, 2017. The benefit for income taxes was primarily attributable to equity investments that are held in three of our corporate subsidiaries as of December 31, 2017.
Our net realized losses and unrealized gains resulted in a net gain of approximately $23.6 million for the year ended December 31, 2016 compared to the net realized and unrealized losses resulting in a net loss of approximately $49.5 million for the same period in 2015. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2016 was primarily driven by the overall increase in the market prices of our investments during the period and sales or repayments of investments with fair values in excess of December 31, 2015 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The net gain was offset by a $17.9 million realized loss on an investment resulting from the modification of terms on a portfolio company that was accounted for as an extinguishment. The benefit for income taxes was primarily attributable to equity investments that are held in three of our corporate subsidiaries as of December 31, 2016.
The net loss for the year ended December 31, 2015 was primarily driven by the overall decrease in the market prices of our investments during the period and $29.7 million of realized losses on investments resulting from the modification of terms on three portfolio companies that were accounted for as extinguishments. These losses were partially offset by sales or repayments of investments with fair values in excess of December 31, 2014 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments which included the sale of two portfolio companies resulting in realized gains of approximately $14.2 million. The provision for income taxes was primarily attributable to equity investments that are held in three of our corporate subsidiaries as of December 31, 2015.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through December 31, 2017, we raised approximately $614.6 million in net proceeds from additional offerings of common stock.
On April 7, 2017, we completed a public offering of 5,000,000 shares of our common stock at a public offering price of $14.60 per share. On April 13, 2017, in connection with the public offering, the underwriters completed a purchase of an additional 750,000 shares of our common stock with the exercise of the overallotment option to purchase up to an additional 750,000 shares of our common stock. We received total net proceeds of approximately $81.5 million in connection with the offering.
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
At December 31, 2017, December 31, 2016 and December 31, 2015, we had cash and cash equivalents of approximately $34.9 million, $45.9 million and $30.1 million, respectively. Our cash (used in) provided by operating activities during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, was approximately $(166.3) million, $60.5 million and $(63.3) million, respectively.
Borrowings
Holdings Credit Facility—On December 18, 2014 we entered into the Second Amended and Restated Loan and Security Agreement, among us, as the Collateral Manager, NMF Holdings as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019. On October 24, 2017 we entered into the Third Amended and Restated Loan and Security Agreement (the "Holdings Credit Facility"), among us as the Collateral Manager, NMF Holdings as the Borrower and Wells Fargo Bank, National Association as the Administrative Agent and Collateral Custodian, which extended the maturity date to October 24, 2022.
The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association as Administrative Agent. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
(in millions)	2017	2016	2015
Interest expense	$11.6	$9.5	$10.5
Non-usage fee	$0.7	$0.8	$0.5
Amortization of financing costs	$1.8	$1.6	$1.6
Weighted average interest rate	3.3%	2.8%	2.6%
Effective interest rate	4.1%	3.5%	3.2%
Average debt outstanding	$345.2	$341.1	$394.9
As of December 31, 2017, December 31, 2016 and December 31, 2015, the outstanding balance on the Holdings Credit Facility was $312.4 million, $333.5 million and $419.3 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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

As of December 31, 2017, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
(in millions)	2017	2016	2015
Interest expense	$2.0	$2.0	$1.7
Non-usage fee	$0.3	$0.2	$0.1
Amortization of financing costs	$0.4	$0.4	$0.4
Weighted average interest rate	3.6%	3.0%	2.7%
Effective interest rate	4.8%	3.8%	3.5%
Average debt outstanding	$54.9	$66.9	$60.5
As of December 31, 2017, December 31, 2016 and December 31, 2015, the outstanding balance on the NMFC Credit Facility was $122.5 million, $10.0 million and $90.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Convertible Notes—On June 3, 2014, we closed a private offering of $115.0 million aggregate principal amount of unsecured convertible notes (the "Convertible Notes"), pursuant to an indenture, dated June 3, 2014 (the "Indenture"). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of June 3, 2015, the restrictions under Rule 144A under the Securities Act were removed, allowing the Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, we closed a public offering of an additional $40.3 million aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of Convertible Notes that the we issued on June 3, 2014.
The Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of December 31, 2017.

December 31, 2017
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at December 31, 2017	11.7%
Conversion rate at December 31, 2017(1)(2)	63.2794
Conversion price at December 31, 2017(2)(3)	$15.80
Last conversion price calculation date	June 3, 2017
_______________________________________________________________________________

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2017 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the Convertible Note and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. These covenants are subject to limitations and exceptions that are described in the Indenture.
The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
(in millions)	2017	2016		2015
Interest expense	$7.8	$6.3		$5.8
Amortization of financing costs	$1.2	$0.9		$0.7
Amortization of premium	$(0.1)	$—	(1)	$—
Effective interest rate	5.7%	5.7%		5.6%
Average debt outstanding	$155.3	$125.2		$115.0
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, the total amortization of premium was less than $50 thousand.
As of December 31, 2017, December 31, 2016 and December 31, 2015, the outstanding balance on the Convertible Notes was $155.3 million, $155.3 million and $115.0 million, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
(in millions)	2017(1)	2016(2)	2015(3)
Interest expense	$6.1	$2.3	$—
Amortization of financing costs	$0.5	$0.2	$—
Weighted average interest rate	5.2%	5.3%	—%
Effective interest rate	5.6%	5.8%	—%
Average debt outstanding	$117.9	$65.5	$—
_____________________________________________________________________________

(1)	For the year ended December 31, 2017, amounts reported include the 2017A Unsecured Notes for the period from June 30, 2017 (issuance of the 2017A Unsecured Notes) to December 31, 2017.

(2)	For the year ended December 31, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the 2016 Unsecured Notes) to December 31, 2016.

(3)	Not applicable, as the Unsecured Notes were issued on May 6, 2016.

As of December 31, 2017 and December 31, 2016, the outstanding balances on the Unsecured Notes was $145.0 million and $90.0 million, respectively, and we were in compliance with the terms of the NPA.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, SBIC I and SBIC II received licenses from the SBA to operate as SBICs.
The SBIC license allows SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to us, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I and SBIC II over our stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises remedies upon an event of default.
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.
As of December 31, 2017 and December 31, 2016, SBIC I had regulatory capital of approximately $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $121.7 million, respectively. As of December 31, 2017, SBIC II had regulatory capital of $2.5 million and no SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes our SBA-guaranteed debentures as of December 31, 2017.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
Interim SBA-guaranteed debentures:
	March 1, 2028 (1)	9.3	1.769%	0.742%
	March 1, 2028 (1)	6.0	1.781%	0.742%
Total SBA-guaranteed debentures		$150.0
_____________________________________________________________________________

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in March 2018.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Years Ended December 31,
(in millions)	2017	2016	2015
Interest expense	$4.2	$3.8	$1.7
Amortization of financing costs	$0.4	$0.4	$0.2
Weighted average interest rate	3.1%	3.1%	2.4%
Effective interest rate	3.5%	3.5%	2.7%
Average debt outstanding	$132.6	$119.8	$71.9

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBIC's are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBIC's are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2017, December 31, 2016, and December 31, 2015, SBIC I was in compliance with SBA regulatory requirements and as of December 31, 2017, SBIC II was in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017 and December 31, 2016, we had outstanding commitments to third parties to fund investments totaling $77.4 million and $44.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2017 and December 31, 2016, we had commitment letters to purchase investments in aggregate par amount of $13.9 million and $14.8 million, respectively. As of December 31, 2017 and December 31, 2016, we had not entered into any bridge financing commitments which could require funding in the future.
As of December 31, 2017 and December 31, 2016, we had unfunded commitments related to our equity investment in SLP II of $0 and $7.9 million, respectively, which had been funded at our discretion.
As of December 31, 2017, we owed $12.0 million related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. We will make semi-annual payments of $3.0 million beginning in June 2018, with the final payment due in December 2019. See Item 3—Legal Proceedings of this annual report on Form 10-K for additional details.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2017 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$312.4	$—	$—	$312.4	$—
Convertible Notes(2)	155.3	—	155.3	—	—
SBA-guaranteed debentures(3)	150.0	—	—	—	150.0
Unsecured Notes(4)	145.0	—	—	145.0	—
NMFC Credit Facility(5)	122.5	—	122.5	—	—
Total Contractual Obligations	$885.2	$—	$277.8	$457.4	$150.0
_______________________________________________________________________________

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($312.4 million as of December 31, 2017) must be repaid on or before October 24, 2022. As of December 31, 2017, there was approximately $182.6 million of possible capacity remaining under the Holdings Credit Facility.

(2)	The $155.3 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder's option.

(3)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(4)	The $90.0 million 2016 Unsecured Notes will mature on May 15, 2021 unless earlier repurchased and $55.0 million of 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased.

(5)
Under the terms of the $122.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($122.5 million as of December 31, 2017) must be repaid on or before June 4, 2019. As of December 31, 2017, there was no capacity remaining under the NMFC Credit Facility.

We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into the administration agreement, as asmended and restated (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2017 totaled $100.9 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2017 and December 31, 2016:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2017
Fourth Quarter	November 2, 2017	December 15, 2017	December 28, 2017	$0.34
Third Quarter	August 4, 2017	September 15, 2017	September 29, 2017	0.34
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
				$1.36

December 31, 2016
Fourth Quarter	November 4, 2016	December 15, 2016	December 29, 2016	$0.34
Third Quarter	August 2, 2016	September 16, 2016	September 30, 2016	0.34
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
				$1.36
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2017 and December 31, 2016, total distributions were $100.9 million and $88.8 million, respectively, of which the distributions were comprised of approximately 71.50% and 89.46%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 28.50% and 10.54%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
We intend to pay quarterly distributions to our stockholders in amounts sufficient to maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the

Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2017, approximately $1.6 million of indirect administrative expenses were included in administrative expenses, of which $0.4 million were waived by the Administrator. As of December 31, 2017, $0.4 million of indirect administrative expenses were included in payable to affiliates.

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On December 18, 2017, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on June 5, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. During the year ended December 31, 2017, certain of the loans held in our portfolio had floating interest rates. As of December 31, 2017, approximately 86.5% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 13.5% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2017. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2017. Interest expense on our floating rate credit facilities are calculated using the interest rate as of December 31, 2017, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2017. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.08%	(1)
Base Interest Rate	—%
+100 Basis Points	7.53%
+200 Basis Points	15.10%
+300 Basis Points	22.67%
_______________________________________________________________________________

(1)	Limited to the lesser of the December 31, 2017 LIBOR rates or a decrease of 25 basis points.
We were not exposed to any foreign currency exchange risks as of December 31, 2017.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Mountain Finance Corporation

Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, the consolidated financial highlights for each of the five years in the period ended December 31, 2017, and the related notes. In our opinion, the consolidated financial statements and consolidated financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the financial highlights for each of the five years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agents and borrowers; where replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2018

We have served as the Company's auditor since 2008.

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2017	December 31, 2016
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,438,889 and $1,379,603, respectively)	$1,462,182	$1,346,556
Non-controlled/affiliated investments (cost of $180,380 and $54,996, respectively)	178,076	57,440
Controlled investments (cost of $171,958 and $140,579, respectively)	185,402	154,821
Total investments at fair value (cost of $1,791,227 and $1,575,178, respectively)	1,825,660	1,558,817
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	25,212	29,218
Cash and cash equivalents	34,936	45,928
Interest and dividend receivable	31,844	17,833
Receivable from affiliates	343	346
Receivable from unsettled securities sold	—	990
Other assets	10,023	2,886
Total assets	$1,928,018	$1,656,018
Liabilities
Borrowings
Holdings Credit Facility	$312,363	$333,513
Convertible Notes	155,412	155,523
SBA-guaranteed debentures	150,000	121,745
Unsecured Notes	145,000	90,000
NMFC Credit Facility	122,500	10,000
Deferred financing costs (net of accumulated amortization of $16,578 and $12,279, respectively)	(15,777)	(14,041)
Net borrowings	869,498	696,740
Management fee payable	7,065	5,852
Incentive fee payable	6,671	5,745
Interest payable	5,107	3,172
Deferred tax liability	894	1,034
Payable to affiliates	863	136
Payable for unsettled securities purchased	—	2,740
Other liabilities	2,945	2,037
Total liabilities	893,043	717,456
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 75,935,093 and 69,755,387 shares issued, respectively, and 75,935,093 and 69,717,814 shares outstanding, respectively	759	698
Paid in capital in excess of par	1,053,468	1,001,862
Treasury stock at cost, 0 and 37,573 shares held, respectively	—	(460)
Accumulated undistributed net investment income	39,165	2,073
Accumulated undistributed net realized (losses) gains on investments	(76,681)	(36,947)
Net unrealized appreciation (depreciation) (net of provision for taxes of $894 and $1,034, respectively)	18,264	(28,664)
Total net assets	$1,034,975	$938,562
Total liabilities and net assets	$1,928,018	$1,656,018
Number of shares outstanding	75,935,093	69,717,814
Net asset value per share	$13.63	$13.46

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2017	2016	2015
Investment income
From non-controlled/non-affiliated investments:
Interest income	$145,283	$140,983	$132,665
Dividend income	159	220	(407)
Non-cash dividend income	811	—	—
Other income	8,751	7,708	5,996
From non-controlled/affiliated investments:
Interest income	2,808	4,538	5,402
Dividend income	3,498	3,728	3,619
Non-cash dividend income	12,627	156	—
Other income	1,186	1,193	1,965
From controlled investments:
Interest income	1,709	1,904	2,007
Dividend income	15,740	4,073	—
Non-cash dividend income	4,415	3,023	2,559
Other income	819	558	49
Total investment income	197,806	168,084	153,855
Expenses
Incentive fee	25,101	22,011	20,591
Management fee	32,694	27,551	25,858
Interest and other financing expenses	37,094	28,452	23,374
Professional fees	3,658	3,087	3,214
Administrative expenses	2,779	2,683	2,450
Other general and administrative expenses	1,636	1,589	1,665
Total expenses	102,962	85,373	77,152
Less: management and incentive fees waived (see Note 5)	(7,442)	(4,824)	(5,219)
Less: expenses waived and reimbursed (see Note 5)	(474)	(725)	(733)
Net expenses	95,046	79,824	71,200
Net investment income before income taxes	102,760	88,260	82,655
Income tax expense	556	152	160
Net investment income	102,204	88,108	82,495
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(39,734)	(16,717)	(12,789)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	56,340	30,742	(40,807)
Non-controlled/affiliated investments	(4,748)	1,315	(633)
Controlled investments	(798)	8,074	6,168
Securities purchased under collateralized agreements to resell	(4,006)	(486)	(296)
Benefit (provision) for taxes	140	642	(1,183)
Net realized and unrealized gains (losses)	7,194	23,570	(49,540)
Net increase in net assets resulting from operations	$109,398	$111,678	$32,955
Basic earnings per share	$1.47	$1.72	$0.55
Weighted average shares of common stock outstanding—basic (See Note 12)	74,171,268	64,918,191	59,715,290
Diluted earnings per share	$1.38	$1.60	$0.55
Weighted average shares of common stock outstanding—diluted (See Note 12)	83,995,395	72,863,387	66,968,089
Distributions declared and paid per share	$1.36	$1.36	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$102,204	$88,108	$82,495
Net realized (losses) gains on investments	(39,734)	(16,717)	(12,789)
Net change in unrealized appreciation (depreciation) of investments	50,794	40,131	(35,272)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(4,006)	(486)	(296)
Benefit (provision) for taxes	140	642	(1,183)
Net increase in net assets resulting from operations	109,398	111,678	32,955
Capital transactions
Net proceeds from shares sold	81,478	79,063	79,415
Deferred offering costs	(172)	(328)	(285)
Other	(81)	—	—
Distributions declared to stockholders from net investment income	(100,905)	(88,764)	(81,002)
Reinvestment of distributions	6,695	2,953	3,655
Repurchase of shares under repurchase program	—	(2,948)	—
Total net (decrease) increase in net assets resulting from capital transactions	(12,985)	(10,024)	1,783
Net increase in net assets	96,413	101,654	34,738
Net assets at the beginning of the period	938,562	836,908	802,170
Net assets at the end of the period(1)	$1,034,975	$938,562	$836,908

Capital share activity
Shares sold	5,750,000	5,750,000	5,750,000
Shares issued from reinvestment of distributions	429,706	—	257,497
Shares reissued from repurchase program in connection with reinvestment of distributions	37,573	210,926	—
Shares repurchased under repurchase program	—	(248,499)	—
Net increase in shares outstanding	6,217,279	5,712,427	6,007,497
______________________________________________________

(1)	For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, includes accumulated undistributed net investment income of $39,165, $2,073 and $4,164, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$109,398	$111,678	$32,955
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments	39,734	16,717	12,789
Net change in unrealized (appreciation) depreciation of investments	(50,794)	(40,131)	35,272
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	4,006	486	296
Amortization of purchase discount	(9,202)	(3,096)	(2,511)
Amortization of deferred financing costs	4,299	3,457	2,955
Amortization of premium on Convertible Notes	(111)	(28)	—
Non-cash investment income	(9,367)	(7,644)	(5,978)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(1,000,229)	(557,897)	(609,667)
Proceeds from sales and paydowns of investments	767,360	547,078	483,936
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	552	177	157
Cash paid for purchase of drawn portion of revolving credit facilities	—	(348)	(3,227)
Cash paid for drawn revolvers	(24,615)	(11,651)	(4,376)
Cash repayments on drawn revolvers	19,718	10,202	6,052
Interest and dividend receivable	(14,011)	(4,001)	(2,088)
Receivable from affiliates	3	14	130
Receivable from unsettled securities sold	990	(990)	8,912
Other assets	(6,523)	(1,080)	(156)
Increase (decrease) in operating liabilities:
Management fee payable	1,213	386	322
Incentive fee payable	926	123	819
Interest payable	1,935	829	991
Deferred tax (benefit) liability	(140)	(642)	1,183
Payable to affiliates	727	(428)	(258)
Payable for unsettled securities purchased	(2,740)	(2,701)	(21,019)
Other liabilities	558	(2)	(836)
Net cash flows (used in) provided by operating activities	(166,313)	60,508	(63,347)
Cash flows from financing activities
Net proceeds from shares sold	81,478	79,063	79,415
Distributions paid	(94,210)	(85,811)	(77,347)
Offering costs paid	(441)	(261)	(325)
Proceeds from Holdings Credit Facility	505,450	177,600	400,355
Repayment of Holdings Credit Facility	(526,600)	(263,400)	(449,150)
Proceeds from Convertible Notes	—	40,552	—
Proceeds from SBA-guaranteed debentures	28,255	4,000	80,245
Proceeds from Unsecured Notes	55,000	90,000	—
Proceeds from NMFC Credit Facility	354,600	166,500	148,800
Repayment of NMFC Credit Facility	(242,100)	(246,500)	(108,800)
Deferred financing costs paid	(6,030)	(3,477)	(3,189)
Repurchase of shares under repurchase program	—	(2,948)	—
Other	(81)	—	—
Net cash flows provided by (used in) financing activities	155,321	(44,682)	70,004
Net (decrease) increase in cash and cash equivalents	(10,992)	15,826	6,657
Cash and cash equivalents at the beginning of the period	45,928	30,102	23,445
Cash and cash equivalents at the end of the period	$34,936	$45,928	$30,102
Supplemental disclosure of cash flow information
Cash interest paid	$29,658	$23,768	$18,683
Income taxes paid	414	85	217
Non-cash operating activities:
Non-cash activity on investments	$12,858	$7,186	$60,652
Non-cash financing activities:
Value of shares issued in connection with reinvestment of distributions	$6,135	$—	$3,655
Value of shares reissued from repurchase program in connection with reinvestment of distributions	560	2,953	—
Accrual for offering costs	944	598	638
Accrual for deferred financing costs	103	99	81

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.94% (L + 9.50%/Q)	1/31/2023	$40,000	$39,033	$39,000	3.77%
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (3)	8.88% (L + 7.50%/Q)	10/3/2025	40,353	40,056	40,656	3.93%
Total Funded Debt Investments - United Kingdom				$80,353	$79,089	$79,656	7.70%
Funded Debt Investments - United States
AmWINS Group, Inc.
Business Services	Second lien (3)	8.32% (L + 6.75%/M)	1/25/2025	$57,000	$56,804	$57,606	5.57%
Alegeus Technologies, LLC
Healthcare Services	Second lien (3)(10)	10.19% (L + 8.50%/Q)	10/30/2023	23,500	23,500	23,500
	Second lien (4)(10)	10.19% (L + 8.50%/Q)	10/30/2023	22,500	22,500	22,500
				46,000	46,000	46,000	4.44%
PetVet Care Centers LLC
Consumer Services	First lien (2)(10)	7.69% (L + 6.00%/Q)	6/8/2023	34,527	34,409	34,872
	First lien (3)(10)(11) - Drawn	7.55% (L + 6.00%/Q)	6/8/2023	8,646	8,616	8,733
	First lien (3)(10)(11) - Drawn	9.50% (P + 5.00%/Q)	6/8/2023	2,200	2,192	2,200
				45,373	45,217	45,805	4.43%
Integro Parent Inc.
Business Services	First lien (2)	7.16% (L + 5.75%/Q)	10/31/2022	34,873	34,601	34,786
	Second lien (3)	10.63% (L + 9.25%/Q)	10/30/2023	10,000	9,920	9,800
				44,873	44,521	44,586	4.31%
Severin Acquisition, LLC
Software	Second lien (4)(10)	10.32% (L + 8.75%/M)	7/29/2022	15,000	14,891	15,000
	Second lien (3)(10)	10.32% (L + 8.75%/M)	7/29/2022	14,518	14,361	14,518
	Second lien (4)(10)	10.32% (L + 8.75%/M)	7/29/2022	4,154	4,123	4,154
	Second lien (4)(10)	10.82% (L + 9.25%/M)	7/29/2022	3,273	3,248	3,273
	Second lien (3)(10)	10.57% (L + 9.00%/M)	7/29/2022	2,361	2,341	2,361
	Second lien (3)(10)	10.82% (L + 9.25%/M)	7/29/2022	1,825	1,810	1,825
	Second lien (4)(10)	10.82% (L + 9.25%/M)	7/29/2022	300	298	300
				41,431	41,072	41,431	4.00%
Salient CRGT Inc.
Federal Services	First lien (2)	7.32% (L + 5.75%/M)	2/28/2022	40,894	40,421	41,251	3.99%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(10)	10.50% (Base + 8.00%/Q)	10/30/2024	39,900	39,835	39,900	3.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.69% (L + 6.00%/Q)	4/20/2021	$19,111	$18,996	$19,134
	First lien (2)	7.69% (L + 6.00%/Q)	4/20/2021	7,714	7,603	7,724
	First lien (3)(11) - Drawn	7.69% (L + 6.00%/Q)	4/20/2021	6,005	5,891	6,013
	First lien (4)	7.69% (L + 6.00%/Q)	4/20/2021	2,650	2,632	2,654
	First lien (2)	7.69% (L + 6.00%/Q)	4/20/2021	1,632	1,606	1,634
	First lien (4)	7.69% (L + 6.00%/Q)	4/20/2021	495	487	496
	First lien (3)(11) - Drawn	7.69% (L + 6.00%/Q)	4/20/2021	1,426	1,412	1,428
				39,033	38,627	39,083	3.78%
Frontline Technologies Group Holdings, LLC
Education	First lien (2)(10)	8.09% (L + 6.50%/Q)	9/18/2023	16,750	16,629	16,625
	First lien (4)(10)	8.09% (L + 6.50%/Q)	9/18/2023	22,613	22,450	22,444
				39,363	39,079	39,069	3.77%
Kronos Incorporated
Software	Second lien (2)	9.63% (L + 8.25%/Q)	11/1/2024	36,000	35,508	37,449	3.62%
Valet Waste Holdings, Inc.
Business Services	First lien (2)(10)	8.57% (L + 7.00%/M)	9/24/2021	29,325	29,078	29,325
	First lien (2)(10)	8.57% (L + 7.00%/M)	9/24/2021	3,731	3,697	3,731
				33,056	32,775	33,056	3.19%
Evo Payments International, LLC
Business Services	Second lien (2)	10.57% (L + 9.00%/M)	12/23/2024	25,000	24,824	25,250
	Second lien (3)	10.57% (L + 9.00%/M)	12/23/2024	5,000	5,052	5,050
				30,000	29,876	30,300	2.93%
Wirepath LLC
Distribution & Logistics	First lien (2)	6.87% (L + 5.25%/Q)	8/5/2024	27,731	27,598	28,112	2.72%
Ansira Holdings, Inc.
Business Services	First lien (2)	8.19% (L + 6.50%/Q)	12/20/2022	25,920	25,809	25,855
	First lien (3)(11) - Drawn	8.19% (L + 6.50%/Q)	12/20/2022	2,107	2,097	2,102
				28,027	27,906	27,957	2.70%
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (4)(10)	10.95% (L + 9.25%/Q)	7/14/2022	21,500	21,301	21,646
	Second lien (3)(10)	10.95% (L + 9.25%/Q)	7/14/2022	5,800	5,737	5,839
				27,300	27,038	27,485	2.66%
Navicure, Inc.
Healthcare Services	Second lien (3)	8.86% (L + 7.50%/M)	10/31/2025	26,952	26,819	27,154	2.62%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.50% (L + 6.00%/M)	6/17/2024	27,190	26,999	26,986	2.61%
Marketo, Inc.
Software	First lien (3)(10)	11.19% (L + 9.50%/Q)	8/16/2021	26,820	26,509	26,820	2.59%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.94% (L + 5.25%/Q)	5/1/2024	19,950	19,764	20,087
	Second lien (3)	10.94% (L + 9.25%/Q)	5/1/2025	4,500	4,457	4,511
				24,450	24,221	24,598	2.38%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(10)	8.82% (L + 7.25%/M)	8/4/2022	$17,589	$17,464	$17,589
	First lien (4)(10)	7.74% (L + 6.25%/M)	8/4/2022	4,577	4,556	4,554
	First lien (2)(10)	7.74% (L + 6.25%/M)	8/4/2022	1,161	1,155	1,155
	First lien (4)(10)	7.74% (L + 6.25%/M)	8/4/2022	511	508	508
				23,838	23,683	23,806	2.30%
AAC Holding Corp.
Education	First lien (2)(10)	9.62% (L + 8.25%/M)	9/30/2020	23,161	22,953	23,161	2.24%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	8.06% (L + 6.50%/M)	8/25/2023	22,869	22,679	22,669	2.19%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)(10)	10.49% (L + 8.75%/Q)	11/19/2019	19,895	19,895	19,895
	First lien (3)(10)	10.44% (L + 8.75%/Q)	11/19/2019	2,158	2,158	2,158
	First lien (4)(10)	10.44% (L + 8.75%/Q)	11/19/2019	605	605	605
				22,658	22,658	22,658	2.19%
EN Engineering, LLC
Business Services	First lien (2)(10)	7.69% (L + 6.00%/Q)	6/30/2021	20,893	20,760	20,893
	First lien (2)(10)	7.69% (L + 6.00%/Q)	6/30/2021	1,208	1,200	1,208
				22,101	21,960	22,101	2.14%
Avatar Topco, Inc (23)
EAB Global, Inc.
Education	Second lien (3)	8.99% (L + 7.50%/M)	11/17/2025	21,450	21,132	21,236	2.05%
DigiCert Holdings, Inc.
Business Services	Second lien (3)	9.38% (L + 8.00%/Q)	10/31/2025	20,176	20,077	20,347	1.97%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	9.20% (L + 7.50%/Q)	6/2/2025	19,500	19,315	19,744	1.91%
ABILITY Network Inc.
Healthcare Information Technology	Second lien (3)	9.21% (L + 7.75%/M)	12/12/2025	18,851	18,839	18,945	1.83%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)(10)	7.35% (L + 6.00%/Q)	4/18/2024	18,413	18,243	18,597	1.80%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)(10)	9.82% (L + 8.25%/M)	7/23/2020	18,500	18,409	18,500	1.79%
VF Holding Corp.
Software	Second lien (3)(10)	10.57% (L + 9.00%/M)	6/28/2024	17,086	17,396	17,598	1.70%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(10)	6.94% (L + 5.25%/Q)	7/2/2021	17,453	17,344	17,453	1.69%
OEConnection LLC
Business Services	Second lien (3)	9.69% (L + 8.00%/Q)	11/22/2025	16,841	16,548	16,841	1.63%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	12/1/2021	15,000	14,714	16,378	1.58%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	3/1/2022	15,520	15,267	16,063	1.55%
Hill International, Inc.**
Business Services	First lien (2)(10)	7.32% (L + 5.75%/M)	6/21/2023	15,721	15,648	15,642	1.51%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.98% (L + 9.50%/Q)	10/19/2023	15,000	14,686	15,075	1.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Transcendia Holdings, Inc.
Packaging	Second lien (3)	9.57% (L + 8.00%/M)	5/30/2025	$14,500	$14,309	$14,391	1.39%
SW Holdings, LLC
Business Services	Second lien (4)(10)	10.44% (L + 8.75%/Q)	12/30/2021	14,265	14,167	14,331	1.38%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	6.95% (L + 5.25%/Q)	4/29/2024	14,030	13,987	14,135	1.37%
Ministry Brands, LLC
Software	First lien (3)	6.38% (L + 5.00%/Q)	12/2/2022	2,993	2,980	2,993
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.00%/M)	12/2/2022	1,000	995	1,000
	Second lien (3)(10)	10.63% (L + 9.25%/Q)	6/2/2023	7,840	7,788	7,840
	Second lien (3)(10)	10.63% (L + 9.25%/Q)	6/2/2023	2,160	2,146	2,160
				13,993	13,909	13,993	1.35%
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)(10)	11.32% (L + 9.75%/M)	4/20/2023	13,000	12,813	12,702	1.23%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.81% (L + 7.25%/Q)	9/8/2022	12,356	12,252	12,373	1.19%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	9.57% (L + 8.00%/M)	7/15/2021	10,403	10,344	10,458
	First lien (4)(10)	9.57% (L + 8.00%/M)	7/15/2021	1,734	1,724	1,743
				12,137	12,068	12,201	1.18%
SSH Group Holdings, Inc.
Education	First lien (2)(10)	6.69% (L + 5.00%/Q)	10/2/2024	8,407	8,366	8,365
	Second lien (3)(10)	10.69% (L + 9.00%/Q)	10/2/2025	3,363	3,330	3,329
				11,770	11,696	11,694	1.13%
ProQuest LLC
Business Services	Second lien (3)	10.55% (L + 9.00%/M)	12/15/2022	11,620	11,440	11,620	1.12%
Xactly Corporation
Software	First lien (4)(10)	8.82% (L + 7.25%/M)	7/29/2022	11,600	11,492	11,484	1.11%
Zywave, Inc.
Software	Second lien (4)(10)	10.42% (L + 9.00%/Q)	11/17/2023	11,000	10,927	11,011
	First lien (3)(10)(11) - Drawn	8.50% (P + 4.00%/Q)	11/17/2022	200	199	200
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.00%/Q)	11/17/2022	250	248	250
				11,450	11,374	11,461	1.11%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(10)	7.94% (L + 6.25%/Q)	8/5/2021	6,415	6,386	6,415
	First lien (2)(10)	7.94% (L + 6.25%/Q)	8/5/2021	3,058	3,046	3,058
	First lien (2)(10)	7.94% (L + 6.25%/Q)	8/5/2021	987	983	987
				10,460	10,415	10,460	1.01%
Masergy Holdings, Inc.
Business Services	Second lien (2)	10.19% (L + 8.50%/Q)	12/16/2024	10,000	9,943	10,144	0.98%
Idera, Inc.
Software	Second lien (4)	10.57% (L + 9.00%/M)	6/27/2025	10,000	9,856	10,100	0.97%
Quest Software US Holdings Inc.
Software	First lien (2)	6.92% (L + 5.50%/Q)	10/31/2022	9,899	9,775	10,071	0.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares		Cost		Fair Value	Percent of Net Assets
PowerPlan Holdings, Inc.
Software	Second lien (2)(10)	10.57% (L + 9.00%/M)	2/23/2023	$10,000		$9,927		$10,000	0.97%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.07% (L + 5.50%/M)	8/16/2022	9,813		9,534		9,512	0.92%
Pelican Products, Inc.
Business Products	Second lien (2)	9.94% (L + 8.25%/Q)	4/9/2021	9,500		9,533		9,500	0.92%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	10.19% (L + 8.50%/Q)	9/7/2024	9,333		9,230		9,473	0.91%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.63% (L + 9.25%/Q)	12/20/2019	9,000		8,929		8,955	0.86%
JAMF Holdings, Inc.
Software	First lien (3)(10)	9.41% (L + 8.00%/Q)	11/11/2022	8,757		8,672		8,670	0.84%
Autodata, Inc. (Autodata Solutions, Inc.)
Business Services	Second lien (3)	8.82% (L + 7.25%/Q)	12/12/2025	7,406		7,387		7,387	0.71%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (3)	9.09% (L + 7.50%/Q)	9/15/2025	7,000		6,932		7,048	0.68%
First American Payment Systems, L.P.
Business Services	First lien (2)	7.14% (L + 5.75%/M)	1/5/2024	6,844		6,783		6,880	0.66%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	3/1/2024	5,000		4,791		5,650	0.55%
Pathway Partners Vet Management Company LLC
Consumer Services	Second lien (4)	9.57% (L + 8.00%/M)	10/10/2025	5,556		5,527		5,527	0.53%
Applied Systems, Inc.
Software	Second lien (3)	8.69% (L + 7.00%/Q)	9/19/2025	4,923		4,923		5,106	0.49%
ADG, LLC
Healthcare Services	Second lien (3)(10)	10.57% (L + 9.00%/M)	3/28/2024	5,000		4,934		5,038	0.49%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	10.44% (L + 8.75%/Q)	5/23/2020	4,400		4,350		4,450	0.43%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	7.59% (L + 6.00%/Q)	9/15/2023	4,344		4,302		4,301	0.41%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	10/1/2022	3,000		3,000		2,940	0.28%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/30/2023	2,000		1,946		2,125	0.20%
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	5.85% (L + 4.50%/Q)	7/2/2020	211		205		82
	First lien (3)	5.85% (L + 4.50%/Q)	7/2/2020	119		116		46
	First lien (2)	8.85% (L + 7.50%/Q)	7/2/2020	475		437		10
	First lien (3)	8.85% (L + 7.50%/Q)	7/2/2020	268		247		6
				1,073		1,005		144	0.01%
Total Funded Debt Investments - United States				$1,319,560	—	$1,309,577	—	$1,325,328	128.05%
Total Funded Debt Investments				$1,399,913		$1,388,666		$1,404,984	135.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	—	58,868	$5,807	$5,806	0.56%
Total Shares - Hong Kong					$5,807	$5,806	0.56%
Equity - United States
Avatar Topco, Inc. (23)
Education	Preferred shares (3)(10)(23)	—	—	35,750	$35,220	$35,204	3.40%
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)(10)	—	—	5,290,997	5,291	8,154
	Preferred shares (7)(10)	—	—	620,706	621	1,007
					5,912	9,161	0.88%

TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)(10)	—	—	200	2,000	4,508	0.44%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (4)(10)	—	—	100	1,000	944
	Preferred shares (4)(10)	—	—	16	158	149
	Preferred shares (4)(10)	—	—	6	68	58
					1,226	1,151	0.11%
Ancora Acquisition LLC
Education	Preferred shares (6)(10)	—	—	372	83	393	0.04%
Education Management Corporation (12)
Education	Preferred shares (2)	—	—	3,331	200	—
	Preferred shares (3)	—	—	1,879	113	—
	Ordinary shares (2)	—	—	2,994,065	100	10
	Ordinary shares (3)	—	—	1,688,976	56	6
					469	16	0.00%
Total Shares - United States					$44,910	$50,433	4.87%
Total Shares					$50,717	$56,239	5.43%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2026	622	$37	$1,089	0.11%
Ancora Acquisition LLC
Education	Warrants (6)(10)	—	8/12/2020	20	—	—	—%
YP Equity Investors, LLC
Media	Warrants (5)(10)	—	5/8/2022	5	—	—	—%
Total Warrants - United States					$37	$1,089	0.11%
Total Funded Investments					$1,439,420	$1,462,312	141.29%
Unfunded Debt Investments - United States
PetVet Care Centers LLC
Consumer Services	First lien (3)(10)(11) - Undrawn	—	6/8/2019	$4,439	$(16)	$44	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	4/20/2021	$1,274	$(13)	$2
	First lien (3)(11) - Undrawn	—	12/29/2019	8,552	(75)	11
				9,826	(88)	13	0.00%

DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2021	2,100	(21)	—
	First lien (3)(10)(11) - Undrawn	—	12/20/2019	13,465	(118)	—
				15,565	(139)	—	—%

iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(10)(11) - Undrawn	—	8/4/2021	1,000	(10)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	9/24/2021	3,750	(47)	—	—%
Zywave, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/17/2022	1,550	(12)	—	—%
Marketo, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/16/2021	1,788	(27)	—	—%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/20/2018	1,700	(9)	(4)	(0.00)%
JAMF Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/11/2022	750	(8)	(8)	(0.00)%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/29/2022	992	(10)	(10)	(0.00)%
Pathway Partners Vet Management Company LLC
Consumer Services	Second lien (4)(11) - Undrawn	—	10/10/2019	2,444	(12)	(12)	(0.00)%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2023	1,673	(13)	(13)	(0.00)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	8/24/2018	3,448	(13)	(13)
	First lien (3)(10)(11) - Undrawn	—	8/25/2023	2,586	(23)	(23)
				6,034	(36)	(36)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	3/15/2019	$11,584	$(29)	$(29)
	First lien (3)(10)(11) - Undrawn	—	3/15/2023	1,738	(17)	(17)
				13,322	(46)	(46)	(0.00)%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(10)(11) - Undrawn	—	9/18/2019	7,738	(58)	(58)	(0.01)%
Total Unfunded Debt Investments - United States				$72,571	$(531)	$(130)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments					$1,438,889	$1,462,182	141.28%
Non-Controlled/Affiliated Investments(24)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Drawn	5.00%/M	6/9/2020	$3,172	$3,172	$3,172
	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2020	4,491	4,486	4,491
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2020	16,760	16,760	13,408
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2020	4,123	4,123	3,298
				28,546	28,541	24,369	2.36%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)	14.00% PIK/Q*	10/15/2021	2,007	2,007	2,007
	Subordinated (3)(10)(11) - Drawn	14.00% PIK/Q*	10/15/2021	696	696	696
				2,703	2,703	2,703	0.26%
Total Funded Debt Investments - United States				$31,249	$31,244	$27,072	2.62%
Equity - United States
HI Technology Corp.
Business Services	Preferred shares (3)(10)(21)	—	—	2,768,000	$105,155	$105,155	10.16%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	—	—	23,000	23,000	2.22%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	—	25,000,000	11,501	11,094
	Ordinary shares (3)(10)	—	—	2,786,000	1,281	1,236
					12,782	12,330	1.19%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)	—	—	1,569,226	6,829	8,631
	Ordinary shares (3)(10)	—	—	1,366,452	1,350	1,399
					8,179	10,030	0.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)(10)	—	—	123,968	$11	$262
	Ordinary shares (2)(10)	—	—	107,143	9	227
					20	489	0.05%
Total Shares - United States					$149,136	$151,004	14.59%
Total Funded Investments					$180,380	$178,076	17.21%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	6/9/2020	$1,709	$—	$—	—%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)(11) - Undrawn	—	10/15/2021	342	—	—	—%
Total Unfunded Debt Investments - United States				$2,051	$—	$—	—%
Total Non-Controlled/Affiliated Investments					$180,380	$178,076	17.21%
Controlled Investments(25)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	10.20% (L + 8.50%/Q)	1/13/2019	$10,846	$10,846	$10,846
	First lien (2)(10)	9.84% (L + 7.50% + 1.00% PIK/Q)*	1/13/2019	797	797	797
	Subordinated (2)(10)	15.00% PIK/Q*	7/13/2019	2,003	2,003	2,003
	Subordinated (3)(10)	15.00% PIK/Q*	7/13/2019	1,198	1,198	1,198
				14,844	14,844	14,844	1.43%
Total Funded Debt Investments - United States				$14,844	$14,844	$14,844	1.43%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (8)(10)	—	—	—	$7,345	$7,962	0.77%
Total Shares - Canada					$7,345	$7,962	0.77%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	—	—	$79,400	$79,400	7.67%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(10)(18)	—	—	21,753,102	19,373	19,288
	Preferred shares (3)(10)(18)	—	—	6,011,522	5,353	5,330
	Preferred shares (3)(10)(19)	—	—	10,863,583	10,864	10,864
	Ordinary shares (2)(10)	—	—	2,096,477	1,925	7,313
	Ordinary shares (3)(10)	—	—	1,993,749	531	6,954
					38,046	49,749	4.81%
NM CLFX LP
Net Lease	Membership interest (8)(10)	—	—	—	12,538	12,538	1.21%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NM KRLN LLC
Net Lease	Membership interest (8)(10)	—	—	—	$7,510	$8,195	0.79%
NM DRVT LLC
Net Lease	Membership interest (8)(10)	—	—	—	5,152	5,385	0.52%
NM APP US LLC
Net Lease	Membership interest (8)(10)	—	—	—	5,080	5,138	0.50%
NM JRA LLC
Net Lease	Membership interest (8)(10)	—	—	—	2,043	2,191	0.21%
Total Shares - United States					$149,769	$162,596	15.71%
Total Shares					$157,114	$170,558	16.48%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(10)	—	12/31/2018	526,925	$—	$—	—%
Total Warrants - United States					$—	$—	—%
Total Funded Investments					$171,958	$185,402	17.91%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	1/13/2019	$2,048	$—	$—
	First lien (3)(10)(11) - Undrawn	—	1/13/2019	758	—	—
				2,806	—	—	—%
Total Unfunded Debt Investments - United States				$2,806	$—	$—	—%
Total Controlled Investments					$171,958	$185,402	17.91%
Total Investments					$1,791,227	$1,825,660	176.4%

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

(2)
Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company, as the Collateral Manager, New Mountain Finance Holdings, L.L.C. ("NMF Holdings") as the Borrower and Wells Fargo Bank, National Association as the Administrative Agent and Collateral Custodian. See Note 7. Borrowings, for details.

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

(9)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

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

(13)
The Company holds investments in three related entities of Tenawa Resource Holdings LLC. The Company holds 4.77% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC), class A preferred units in QID NGL LLC and a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.

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

(22)
The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares

(23)
The Company holds preferred equity in Avatar Topco, Inc., and holds a second lien term loan investment in EAB Global, Inc., a wholly-owned subsidiary of Avatar Topco, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of L + 11.00% per annum.

(24)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2017 and December 31, 2016 along with transactions during the year ended December 31, 2017 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2016	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$23,247	$10,912	$(5,381)	$—	$(3,920)	$24,858	$2,538	$—	$—
HI Technology Corp.	—	105,155	—	—	—	105,155	—	11,667	—
NMFC Senior Loan Program I LLC	23,000	—	—	—	—	23,000	—	3,498	1,156
Permian Holdco 1, Inc. / Permian Holdco 2, Inc.	11,193	1,916	—	—	(376)	12,733	270	960	30
Sierra Hamilton Holdings Corporation	—	12,782	—	—	(452)	12,330	—	—	—
Total Non-Controlled/Affiliated Investments	$57,440	$130,765	$(5,381)	$—	$(4,748)	$178,076	$2,808	$16,125	$1,186
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017
(in thousands, except shares)

(25)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2017 and December 31, 2016 along with transactions during the year ended December 31, 2017 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2016	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income	Dividend Income	Other Income
New Mountain Net Lease Corporation	$27,000	$—	$(27,000)	$—	$—	$—	$—	$—	$—
NM APP CANADA CORP	—	7,345	—	—	617	7,962	—	911	—
NM APP US LLC	—	5,080	—	—	58	5,138	—	594	—
NM CLFX LP	—	12,538	—	—	—	12,538	—	341	—
NM DRVT LLC	—	5,152	—	—	233	5,385	—	520	—
NM JRA LLC	—	2,043	—	—	148	2,191	—	232	—
NM KRLN LLC	—	7,510	—	—	685	8,195	—	736	—
NMFC Senior Loan Program II LLC	71,460	7,940	—	—	—	79,400	—	12,406	—
UniTek Global Services, Inc.	56,361	14,777	(4,006)	—	(2,539)	64,593	1,709	4,415	819
Total Controlled Investments	$154,821	$62,385	$(31,006)	$—	$(798)	$185,402	$1,709	$20,155	$819

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 11.0% of the Company’s total investments were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2017

December 31, 2017
Investment Type	Percent of Total Investments at Fair Value
First lien	37.99%
Second lien	37.41%
Subordinated	3.85%
Equity and other	20.75%
Total investments	100.00%

December 31, 2017
Industry Type	Percent of Total Investments at Fair Value
Business Services	31.85%
Software	16.33%
Healthcare Services	9.60%
Education	9.48%
Consumer Services	7.18%
Distribution & Logistics	6.15%
Investment Fund	5.61%
Federal Services	4.30%
Energy	4.06%
Net Lease	2.27%
Healthcare Information Technology	1.86%
Packaging	0.79%
Business Products	0.52%
Total investments	100.00%

December 31, 2017
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.48%
Fixed rates	12.52%
Total investments	100.00%

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

(10)	The fair value of the the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2016
(in thousands, except shares)

(22)
Denotes investments in which the Comapany an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2015 and December 31, 2016, along with transactions during the year ended December 31, 2016 in which the issuer was a non-controlled/affiliated investment, is as follows:

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Comapany's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 9.9% of the the Company's total investments were non-qualifying assets.

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2017
(in thousands, except share data)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through December 31, 2017, NMFC raised approximately $614,581 in net proceeds from additional offerings of its common stock.
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
The Company's wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. ("NMF YP"), the Company's wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. ("NMF Servicing") serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC L.P. ("SBIC I") and its general partner, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), are organized in Delaware as a limited partnership and limited liability company, respectively. During the year ended December 31, 2017, New Mountain Finance SBIC II, L.P. (“SBIC II”) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC I and SBIC II received licenses from the United States ("U.S.") Small Business Administration (the "SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"). The Company's wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and has qualified, and intends to continue to qualify, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objective is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. The Company's portfolio may be concentrated in a limited number of industries. As of December 31, 2017, the Company’s top five industry concentrations were business services, software, healthcare services, education and consumer services.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

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
December 31, 2017
(in thousands, except share data)

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
December 31, 2017
(in thousands, except share data)

Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with GAAP. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946"). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMNLC, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP. Previously, the Company consolidated its wholly-owned indirect subsidiary NMF SLF until it merged with and into NMF Holdings on December 18, 2014. See Note 5. Agreements, for details. Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in ASC 946 to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it was also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund was owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.
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
December 31, 2017
(in thousands, except share data)

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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2017.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Below is certain summarized property information for NMNLC as of December 31, 2017:

Portfolio Company	Tenant	Lease Expiration Date	Location	Total Square Feet	Fair Value as of December 31, 2017
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	$7,962
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL	261	5,138
NM CLFX LP	Victor Equipment Company	8/31/2033	Denton, TX	423	12,538
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,385
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,191
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	8,195
					$41,409
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2017 and December 31, 2016, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $25,212 and $29,218, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2017 and December 31, 2016.
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
December 31, 2017
(in thousands, except share data)

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
For the year ended December 31, 2017, the Company recognized a total provision for income taxes of approximately $416 for the Company's consolidated subsidiaries. For the year ended December 31, 2017, the Company recorded current income tax expense of approximately $556 and deferred income tax benefit of approximately $140. For the year ended December 31, 2016, the Company recognized a total income tax benefit of $490 for the Company's consolidated subsidiaries. For the year ended December 31, 2016, the Company recorded current income tax expense of approximately $152 and deferred income tax benefit of approximately $642. For the year ended December 31, 2015, the Company recognized a total provision for income taxes of $1,343 for the Company's consolidated subsidiaries. For the year ended December 31, 2015, the Company recorded current income tax expense of approximately $160 and deferred income tax expense of approximately $1,183.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

As of December 31, 2017 and December 31, 2016, the Company had $894 and $1,034, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
    The Company has adopted the Income Taxes topic of the Accounting Standards Codification Topic 740 ("ASC 740"). ASC 740 provides guidance for income taxes, including how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold through December 31, 2017. The 2014 through 2017 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
Distributions—Distributions to common stockholders of the Company are recorded on the record date as set by the board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income (see Note 5. Agreements) on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 29, 2017 the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2018 or until $50,000 of its outstanding shares of common stock have been repurchased. During the year ended December 31, 2017 and December 31, 2016, the Company repurchased a total of 0 and 248,499 shares, respectively, of the Company's common stock in the open market for $0 and $2,948, respectively, including commissions paid.
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
December 31, 2017
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
Note 3. Investments
At December 31, 2017, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$688,696	$693,563
Second lien	674,536	682,950
Subordinated	70,991	70,257
Equity and other	357,004	378,890
Total investments	$1,791,227	$1,825,660

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$566,344	$581,434
Software	291,445	298,172
Healthcare Services	174,046	175,348
Education	176,399	173,072
Consumer Services	129,311	131,116
Distribution & Logistics	107,835	112,241
Investment Fund	102,400	102,400
Federal Services	77,001	78,433
Energy	69,411	74,124
Net Lease	39,668	41,409
Healthcare Information Technology	33,525	34,020
Packaging	14,309	14,391
Business Products	9,533	9,500
Total investments	$1,791,227	$1,825,660
At December 31, 2016, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$706,140	$700,580
Second lien	638,347	604,203
Subordinated	68,341	66,559
Equity and other	162,350	187,475
Total investments	$1,575,178	$1,558,817

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
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
During the first quarter of 2017, the Company placed its entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, the Company's investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27,231, an aggregate fair value of $12,725 and total unearned interest income of $1,388 for the six months then ended. In July 2017, Sierra completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Sierra. Prior to the extinguishment in July 2017, the Company’s original investment in Sierra had an aggregate cost of $27,307, an aggregate fair value of $12,858 and total unearned interest income of $1,687. The extinguishment resulted in a realized loss of $14,449. As a result of the restructuring, the Company received common shares in Sierra Hamilton Holding Corporation. As of December 31, 2017, the Company’s investment has an aggregate cost basis of $12,782 and an aggregate fair value of $12,330.
During the third quarter of 2016, the Company placed its entire second lien position in Transtar Holding Company (“Transtar”) on non-accrual status due to its ongoing restructuring. As of March 31, 2017, the Company's investment in Transtar had an aggregate cost basis of $31,166, an aggregate fair value of $3,621 and total unearned interest income of approximately $1,809 for the three months then ended. In April 2017, Transtar completed a restructuring which resulted in a $3,606 repayment of the Company's second lien position. The Company recognized a realized loss of $27,560 during the year ended December 31, 2017 related to Transtar.
During the second quarter of 2016, the Company placed a portion of its first lien position in Permian Tank & Manufacturing, Inc. (“Permian”) on non-accrual status due to its ongoing restructuring. As of September 30, 2016, the Company’s investment in Permian had an aggregate cost basis of $24,444, an aggregate fair value of $7,064 and total unearned interest income of $1,273 for the nine months then ended. In October 2016, Permian completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Permian. Prior to the extinguishment in October 2016, the Company’s original investment in Permian had an aggregate cost of $25,047, an aggregate fair value of $7,064 and total unearned interest income of $1,422 for the year ended December 31, 2016. The extinguishment resulted in a realized loss of $17,983.  Post restructuring, the Company’s investments in Permian have been restored to full accrual status.  As of December 31, 2017, the Company’s investments in Permian have an aggregate cost basis of $10,882 and an aggregate fair value of $12,733.
During the third quarter of 2016, the Company received notice that there would be no recovery of the outstanding principal and interest owed on its two super priority first lien positions in ATI Acquisition Company ("ATI"). As of June 30, 2016, the Company’s first lien positions in ATI had an aggregate cost of $1,528 and an aggregate fair value of $0 and no

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

unearned interest income for the period then ended. The Company wrote off its first lien positions in ATI and recognized an aggregate realized loss of $1,528 during the year ended December 31, 2016. As of December 31, 2017, the Company's preferred shares and warrants in Ancora Acquisition LLC, which were received as a result of the Company's first lien positions in ATI, had an aggregate cost basis of $83 and an aggregate fair value of $393.
As of December 31, 2017, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $23,716 and $0, respectively. As of December 31, 2017, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $53,712. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2017.
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
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company's capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitment. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348,652, debt outstanding of $223,667 and capital that had been called and funded of $93,000. As of December 31, 2016, SLP I had total investments with an aggregate fair value of approximately $348,672, debt outstanding of $256,517 and capital that had been called and funded of $93,000. The Company's investment in SLP I is disclosed on the Company's Consolidated Schedules of Investments as of December 31, 2017 and December 31, 2016.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company earned approximately $1,156, $1,163 and $1,215, respectively, in management fees related to SLP I which is included in other income. As of December 31, 2017 and December 31, 2016, approximately $291 and $286, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company earned approximately $3,498, $3,728 and $3,619, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2017 and December 31, 2016, approximately $836 and $861, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under the respective rules.  As of December 31, 2017, the following portfolio companies were considered significant unconsolidated subsidiaries under Regulation S-X Rule 4-08(g). Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of these portfolio companies is shown below:

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions were completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of December 31, 2017, the Company and SkyKnight have committed and contributed $79,400 and $20,600 of equity to SLP II, respectively. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedules of Investments as of December 31, 2017 and December 31, 2016.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. As of December 31, 2017 and December 31, 2016, SLP II had total investments with an aggregate fair value of approximately $382,534 and $361,719, respectively, and debt outstanding under its credit facility of $266,270 and $249,960, respectively.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following table is a listing of the individual loans in SLP II's portfolio as of December 31, 2017:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADG, LLC	Healthcare Services	6.32% (L + 4.75%)	9/28/2023	$17,034	$16,890	$16,779
ASG Technologies Group, Inc.	Software	6.32% (L + 4.75%)	7/31/2024	7,481	7,446	7,547
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.69% (L + 5.00%)	8/21/2023	14,812	14,688	14,813
DigiCert, Inc.	Business Services	6.13% (L + 4.75%)	10/31/2024	10,000	9,951	10,141
Emerald 2 Limited	Business Services	5.69% (L + 4.00%)	5/14/2021	1,266	1,211	1,267
Evo Payments International, LLC	Business Services	5.57% (L + 4.00%)	12/22/2023	17,369	17,292	17,492
Explorer Holdings, Inc.	Healthcare Services	5.13% (L + 3.75%)	5/2/2023	2,940	2,917	2,973
Globallogic Holdings Inc.	Business Services	6.19% (L + 4.50%)	6/20/2022	9,677	9,611	9,755
Greenway Health, LLC	Software	5.94% (L + 4.25%)	2/16/2024	14,925	14,858	15,074
Idera, Inc.	Software	6.57% (L + 5.00%)	6/28/2024	12,619	12,499	12,556
J.D. Power (fka J.D. Power and Associates)	Business Services	5.94% (L + 4.25%)	9/7/2023	13,357	13,308	13,407
Keystone Acquisition Corp.	Healthcare Services	6.94% (L + 5.25%)	5/1/2024	5,386	5,336	5,424
Market Track, LLC	Business Services	5.94% (L + 4.25%)	6/5/2024	11,940	11,884	11,940
McGraw-Hill Global Education Holdings, LLC	Education	5.57% (L + 4.00%)	5/4/2022	9,850	9,813	9,844
Medical Solutions Holdings, Inc.	Healthcare Services	5.82% (L + 4.25%)	6/14/2024	6,965	6,932	7,043
Ministry Brands, LLC	Software	6.38% (L + 5.00%)	12/2/2022	2,138	2,128	2,138
Ministry Brands, LLC	Software	6.38% (L + 5.00%)	12/2/2022	7,768	7,735	7,768
Navex Global, Inc.	Software	5.82% (L + 4.25%)	11/19/2021	14,897	14,724	14,971
Navicure, Inc.	Healthcare Services	5.11% (L + 3.75%)	11/1/2024	15,000	14,926	15,000
OEConnection LLC	Business Services	5.69% (L + 4.00%)	11/22/2024	15,000	14,925	14,981
Pathway Partners Vet Management Company LLC	Consumer Services	5.82% (L + 4.25%)	10/10/2024	6,963	6,929	6,980
Pathway Partners Vet Management Company LLC	Consumer Services	5.82% (L + 4.25%)	10/10/2024	291	290	292
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.95% (L + 5.25%)	4/29/2024	10,448	10,399	10,526
Poseidon Intermediate, LLC	Software	5.82% (L + 4.25%)	8/15/2022	14,881	14,877	14,955
Project Accelerate Parent, LLC	Business Services	5.94% (L + 4.25%)	1/2/2025	15,000	14,925	15,038
PSC Industrial Holdings Corp.	Industrial Services	5.71% (L + 4.25%)	10/11/2024	10,500	10,398	10,500
Quest Software US Holdings Inc.	Software	6.92% (L + 5.50%)	10/31/2022	9,899	9,775	10,071
Salient CRGT Inc.	Federal Services	7.32% (L + 5.75%)	2/28/2022	14,433	14,310	14,559
Severin Acquisition, LLC	Software	6.32% (L + 4.75%)	7/30/2021	14,888	14,827	14,813
Shine Acquisitoin Co. S.à.r.l / Boing US Holdco Inc.	Consumer Services	4.88% (L + 3.50%)	10/3/2024	15,000	14,964	15,108
Sierra Acquisition, Inc.	Food & Beverage	5.68% (L + 4.25%)	11/11/2024	3,750	3,731	3,789
TMK Hawk Parent, Corp.	Distribution & Logistics	4.88% (L + 3.50%)	8/28/2024	1,671	1,667	1,686
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	5.82% (L + 4.25%)	7/6/2022	1,875	1,875	1,900
Vencore, Inc. (fka SI Organization, Inc., The)	Federal Services	6.44% (L + 4.75%)	11/23/2019	10,686	10,673	10,835
WP CityMD Bidco LLC	Healthcare Services	5.69% (L + 4.00%)	6/7/2024	14,963	14,928	15,009
YI, LLC	Healthcare Services	5.69% (L + 4.00%)	11/7/2024	8,240	8,204	8,230
Zywave, Inc.	Software	6.61% (L + 5.00%)	11/17/2022	17,325	17,252	17,325
Total Funded Investments				$381,237	$379,098	$382,529

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
Pathway Partners Vet Management Company LLC	Consumer Services	—	10/10/2019	$2,728	$(14)	$7
TMK Hawk Parent, Corp.	Distribution & Logistics	—	3/28/2018	75	—	1
YI, LLC	Healthcare Services	—	11/7/2018	2,060	(9)	(3)
Total Unfunded Investments				$4,863	$(23)	$5
Total Investments				$386,100	$379,075	$382,534
_______________________________________________________________________________

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2017.

(2)
Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company's board of directors does not determine the fair value of the investments held by SLP II.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Below is certain summarized financial information for SLP II as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017 and December 31, 2016:

Selected Balance Sheet Information:	December 31, 2017	December 31, 2016
Investments at fair value (cost of $379,075 and $357,438, respectively)	$382,534	$361,719
Receivable from unsettled securities sold	—	1,007
Cash and other assets	8,065	10,138
Total assets	$390,599	$372,864

Credit facility	$266,270	$249,960
Deferred financing costs	(1,966)	(2,565)
Payable for unsettled securities purchased	15,964	24,862
Distribution payable	3,500	3,000
Other liabilities	2,891	3,350
Total liabilities	286,659	278,607

Members' capital	$103,940	$94,257
Total liabilities and members' capital	$390,599	$372,864

	Year Ended December 31,
Selected Statement of Operations Information:	2017	2016(1)
Interest income	$22,551	$7,463
Other income	351	572
Total investment income	22,902	8,035

Interest and other financing expenses	8,356	3,558
Other expenses	697	650
Total expenses	9,053	4,208
Net investment income	13,849	3,827

Net realized gains on investments	2,281	599
Net change in unrealized (depreciation) appreciation of investments	(822)	4,281
Net increase in members' capital	$15,308	$8,707
_______________________________________________________________________________

(1)	For the year ended December 31, 2016, amounts reported relate to the period from April 12, 2016 (commencement of operations) to December 31, 2016.
For the years ended December 31, 2017 and December 31, 2016, the Company earned approximately $12,406 and $3,533, respectively, of dividend income related to SLP II, which is included in dividend income. As of December 31, 2017 and December 31, 2016, approximately $2,779 and $2,382, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
December 31, 2017
(in thousands, except share data)

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
December 31, 2017
(in thousands, except share data)

of certain investments within the fair value hierarchy from period to period. Reclassifications impacting the fair value hierarchy are reported as transfers in/out of the respective leveling categories as of the beginning of the period in which the reclassifications occur.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2017:

	Total	Level I	Level II	Level III
First lien	$693,563	$—	$136,866	$556,697
Second lien	682,950	—	239,868	443,082
Subordinated	70,257	—	43,156	27,101
Equity and other	378,890	16	—	378,874
Total investments	$1,825,660	$16	$419,890	$1,405,754
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2016:

	Total	Level I	Level II	Level III
First lien	$700,580	$—	$169,979	$530,601
Second lien	604,203	—	280,026	324,177
Subordinated	66,559	—	41,906	24,653
Equity and other	187,475	28	—	187,447
Total investments	$1,558,817	$28	$491,911	$1,066,878

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2017, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2017:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2016	$1,066,878	$530,601	$324,177	$24,653	$187,447
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(41,086)	(13,848)	(27,195)	—	(43)
Net change in unrealized appreciation (depreciation) of investments	39,690	12,326	31,897	(1,305)	(3,228)
Purchases, including capitalized PIK and revolver fundings(1)	740,395	284,239	256,932	3,753	195,471
Proceeds from sales and paydowns of investments(1)	(380,700)	(229,144)	(150,783)	—	(773)
Transfers into Level III(2)	39,902	—	39,902	—	—
Transfers out of Level III(2)	(59,325)	(27,477)	(31,848)	—	—
Fair value, December 31, 2017	$1,405,754	$556,697	$443,082	$27,101	$378,874
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,478	$2,115	$4,163	$(1,305)	$(3,495)
_______________________________________________________________________________

(1)	Includes reorganizations and restructurings.

(2)
As of December 31, 2017, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassifications occurred.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2016, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2016:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2015	$699,987	$340,890	$182,758	$53,459	$122,880
Total gains or losses included in earnings:
Net realized gains (losses) on investments	2,259	(482)	113	119	2,509
Net change in unrealized appreciation (depreciation) of investments	9,491	16,016	(16,049)	1,802	7,722
Purchases, including capitalized PIK and revolver fundings (1)	411,500	157,164	140,089	4,273	109,974
Proceeds from sales and paydowns of investments (1)	(203,431)	(102,308)	(10,469)	(35,000)	(55,654)
Transfers into Level III(2)	156,122	119,321	36,785	—	16
Transfers out of Level III(2)	(9,050)	—	(9,050)	—	—
Fair value, December 31, 2016	$1,066,878	$530,601	$324,177	$24,653	$187,447
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,657	$13,205	$(16,049)	$1,351	$9,150
_______________________________________________________________________________

(1)	Includes reorganizations and restructurings.

(2)
As of December 31, 2016, the portfolio investments were transferred into Level III from Level II or Level I and out of Level III into Level II at fair value as of the beginning of the period in which the reclassifications occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2017 and December 31, 2016. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
December 31, 2017
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2017 and December 31, 2016, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2017 and December 31, 2016, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2017 were as follows:

				Range
Type	Fair Value as of December 31, 2017	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$458,543	Market & income approach	EBITDA multiple	2.0x	20.0x	11.8x
			Revenue multiple	3.5x	8.0x	6.1x
			Discount rate	6.5%	11.2%	9.2%
	98,154	Market quote	Broker quote	N/A	N/A	N/A
Second lien	220,597	Market & income approach	EBITDA multiple	8.0x	16.0x	11.4x
			Discount rate	7.9%	12.5%	10.8%
	215,098	Market quote	Broker quote	N/A	N/A	N/A
	7,387	Other	N/A(1)	N/A	N/A	N/A
Subordinated	27,101	Market & income approach	EBITDA multiple	4.5x	11.8x	9.0x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	7.9%	14.9%	12.8%
Equity and other	377,785	Market & income approach	EBITDA multiple	2.5x	18.0x	9.9x
			Revenue multiple	0.5x	1.0x	0.8x
			Discount rate	7.0%	23.6%	14.5%
	1,089	Black Scholes analysis	Expected life in years	8.3	8.3	8.3
			Volatility	39.4%	39.4%	39.4%
			Discount rate	2.4%	2.4%	2.4%
	$1,405,754
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
December 31, 2017
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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of December 31, 2017, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures and Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of December 31, 2017 based on a comparison of market interest rates for the Company's borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility, SBA-guaranteed debentures and Unsecured Notes are considered Level III. The fair value of the Convertible Notes (as defined in Note 7. Borrowings) as of December 31, 2017 was $159,810, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of December 31, 2017 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
December 31, 2017
(in thousands, except share data)

region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on February 7, 2018. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.
Pursuant to the Investment Management Agreement, the base management fee is calculated at an annual rate of 1.75% of the Company's gross assets, which equals the Company's total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company's gross assets, which equals the Company's total assets, as determined in accordance with GAAP, less the borrowings under the SLF Credit Facility and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. The Company has not invested, and currently is not invested, in derivatives. To the extent the Company invests in derivatives in the future, the Company will use the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating its base management fee.
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of December 31, 2017, December 31, 2016 and December 31, 2015 was approximately $281,174, $297,323 and $304,899, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, management fees waived were approximately $5,642, $4,824 and $5,219, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of December 31, 2017), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Under GAAP, NMFC's IPO did not step-up the cost basis of the Predecessor Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Predecessor Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold, repaid or mature in the future. The Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on the Company's investments as if each investment was purchased at the date of the IPO, or stepped up to fair market value. This is defined as "Pre-Incentive Fee Adjusted Net Investment Income". The Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains ("Adjusted Realized Capital Gains") or losses ("Adjusted Realized Capital Losses") and unrealized capital appreciation ("Adjusted Unrealized Capital Appreciation") and unrealized capital depreciation ("Adjusted Unrealized Capital Depreciation"). As of December 31, 2017, all predecessor investments have been sold or matured.
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

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, incentive fees waived were approximately $1,800, $0 and $0, respectively.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
	2017	2016	2015
Management fee	$32,694	$27,551	$25,858
Less: management fee waiver	(5,642)	(4,824)	(5,219)
Total management fee	27,052	22,727	20,639
Incentive fee, excluding accrued capital gains incentive fees	$25,101	$22,011	$20,591
Less: incentive fee waiver	(1,800)	—	—
Total incentive fee	23,301	22,011	20,591
Accrued capital gains incentive fees(1)	$—	$—	$—
_______________________________________________________________________________

(1)
As of December 31, 2017, December 31, 2016 and December 31, 2015, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Company's Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.
The following Consolidated Statement of Operations for the year ended December 31, 2017 is adjusted to reflect this step-up to fair market value.

	Year Ended December 31, 2017	Stepped-up Cost Basis Adjustments		Adjusted Year Ended December 31, 2017
Investment income
Interest income(1)	$149,800	$—	(7)	$149,800
Total dividend income(2)	37,250	—		37,250
Other income	10,756	—		10,756
Total investment income(3)	197,806	—		197,806
Total expenses pre-incentive fee(4)	72,301	—		72,301
Pre-Incentive Fee Net Investment Income	125,505	—		125,505
Incentive fee(5)	23,301	—		23,301
Post-Incentive Fee Net Investment Income	102,204	—		102,204
Net realized losses on investments(6)	(39,734)	—		(39,734)
Net change in unrealized appreciation (depreciation) of investments(6)	50,794	—	(7)	50,794
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(4,006)	—		(4,006)
Benefit for taxes	140	—		140
Net increase in net assets resulting from operations	$109,398			$109,398
_______________________________________________________________________________

(1)	Includes $6,394 in PIK and non-cash interest from investments.

(2)	Includes $17,853 in PIK and non-cash dividends from investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $474 and management fee waivers of $5,642.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

(5)
For the year ended December 31, 2017, the Compnay incurred total incentive fees of $23,301, net of the incentive fee waiver of $1,800, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains (losses) on investments and net change in unrealized appreciation (deprecation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(7)	For the year ended December 31, 2017, the adjustment was less than $1.
The following Consolidated Statement of Operations for the year ended December 31, 2016 is adjusted to reflect this step-up to fair market value.

	Year Ended December 31, 2016	Stepped-up Cost Basis Adjustments	Adjusted Year Ended December 31, 2016
Investment income
Interest income(1)	$147,425	$(65)	$147,360
Total dividend income(2)	11,200	—	11,200
Other income	9,459	—	9,459
Total investment income(3)	168,084	(65)	168,019
Total expenses pre-incentive fee(4)	57,965	—	57,965
Pre-Incentive Fee Net Investment Income	110,119	(65)	110,054
Incentive fee(5)	22,011	—	22,011
Post-Incentive Fee Net Investment Income	88,108	(65)	88,043
Net realized losses on investments(6)	(16,717)	(151)	(16,868)
Net change in unrealized appreciation (depreciation) of investments(6)	40,131	216	40,347
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(486)	—	(486)
Benefit for taxes	642	—	642
Net increase in net assets resulting from operations	$111,678		$111,678
_______________________________________________________________________________

(1)	Includes $4,270 in PIK interest from investments.

(2)	Includes $3,178 in PIK dividends from investments

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $725 and management fee waivers of $4,824.

(5)	For the year ended December 31, 2016, the Company incurred total incentive fees of $22,011, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains (losses) on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following Consolidated Statement of Operations for the year ended December 31, 2015 is adjusted to reflect this step-up to fair market value.

	Year Ended December 31, 2015	Stepped-up Cost Basis Adjustments	Adjusted Year Ended December 31, 2015
Investment income
Interest income(1)	$140,074	$(131)	$139,943
Total dividend income (2)	5,771	—	5,771
Other income	8,010	—	8,010
Total investment income(3)	153,855	(131)	153,724
Total expenses pre-incentive fee(4)	50,769	—	50,769
Pre-Incentive Fee Net Investment Income	103,086	(131)	102,955
Incentive fee(5)	20,591	—	20,591
Post-Incentive Fee Net Investment Income	82,495	(131)	82,364
Net realized losses on investments (6)	(12,789)	(78)	(12,867)
Net change in unrealized (depreciation) appreciation of investments(6)	(35,272)	209	(35,063)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(296)	—	(296)
Provision for taxes	(1,183)	—	(1,183)
Net increase in net assets resulting from operations	$32,955		$32,955
_______________________________________________________________________________

(1)	Includes $3,942 in PIK interest from investments.

(2)	Includes $2,559 in PIK dividends for investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $733 and management fee waivers of $5,219.

(5)	For the year ended December 31, 2015, the Company incurred total incentive fees of $20,591, of which none was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains (losses) on investments and net change in unrealized (depreciation) appreciation of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the performance of, the Company's consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and watches the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, approximately $1,558, $1,641 and $1,431, respectively, of indirect administrative expenses were included in administrative expenses of which $415, $725 and $733, respectively, of indirect administrative expenses were waived by the Administrator. As of December 31, 2017 and December 31, 2016, $444 and $0, respectively, of indirect administrative expenses were included in payable to affiliates as the expenses were payable to the Administrator.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

As of December 31, 2017, December 31, 2016 and December 31, 2015, no expense waivers or reimbursements were receivable from an affiliate.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. On December 18, 2017, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on June 5, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Note 7. Borrowings
Holdings Credit Facility—On December 18, 2014 the Company entered into the Second Amended and Restated Loan and Security Agreement, among the Company, as the Collateral Manager, NMF Holdings as the Borrower, Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019. On October 24, 2017 the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Holdings Credit Facility"), among the Company, as the Collateral Manager, NMF Holdings as the Borrower and Wells Fargo Bank, National Association as the Administrative Agent and Collateral Custodian, which which extended the maturity date to October 24, 2022.
The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association as Administrative Agent. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
	2017	2016	2015
Interest expense	$11,612	$9,546	$10,512
Non-usage fee	$749	$772	$500
Amortization of financing costs	$1,780	$1,615	$1,612
Weighted average interest rate	3.3%	2.8%	2.6%
Effective interest rate	4.1%	3.5%	3.2%
Average debt outstanding	$345,174	$341,055	$394,945
As of December 31, 2017, December 31, 2016 and December 31, 2015, the outstanding balance on the Holdings Credit Facility was $312,363, $333,513 and $419,313, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

As of December 31, 2017, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $122,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
	2017	2016	2015
Interest expense	$2,010	$2,011	$1,653
Non-usage fee	$257	$183	$104
Amortization of financing costs	$391	$378	$360
Weighted average interest rate	3.6%	3.0%	2.7%
Effective interest rate	4.8%	3.8%	3.5%
Average debt outstanding	$54,853	$66,876	$60,477

As of December 31, 2017, December 31, 2016 and December 31, 2015, the outstanding balance on the NMFC Credit Facility was $122,500, $10,000 and $90,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of December 31, 2017.

December 31, 2017
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at December 31, 2017	11.7%
Conversion rate at December 31, 2017(1)(2)	63.2794
Conversion price at December 31, 2017(2)(3)	$15.80
Last conversion price calculation date	June 3, 2017
_______________________________________________________________________________

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2017 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following table summarizes the interest expense and amortization of financing costs incurred on the Convertible Notes for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
	2017	2016	2015
Interest expense	$7,763	$6,259	$5,750
Amortization of financing costs	$1,190	$859	$743
Amortization of premium	$(111)	$(28)	$—
Effective interest rate	5.7%	5.7%	5.6%
Average debt outstanding	$155,250	$125,227	$115,000
As of December 31, 2017, December 31, 2016 and December 31, 2015, the outstanding balance on the Convertible Notes was $155,250, $155,250 and $115,000, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
Unsecured Notes—On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes" and together with the 2016 Unsecured Notes, the "Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. The NPA provides for future issuances of Unsecured Notes in separate series or tranches. The Unsecured Notes are equal in priority with the Company other unsecured indebtedness, including the Company's Convertible Notes.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commences on January 15, 2018. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company's unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to the Company's investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the Unsecured Notes at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of the Company's status as a BDC under the 1940 Act and a RIC under the Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Years Ended December 31,
	2017(1)	2016(2)	2015(3)
Interest expense	$6,098	$2,271	$—
Amortization of financing costs	$493	$202	$—
Weighted average interest rate	5.2%	5.3%	—%
Effective interest rate	5.6%	5.8%	—%
Average debt outstanding	$117,877	$65,500	$—
_____________________________________________________________________________

(1)	For the year ended December 31, 2017, amounts reported include the 2017A Unsecured Notes for the period from June 30, 2017 (issuance of the 2017A Unsecured Notes) to December 31, 2017.

(2)	For the year ended December 31, 2016, amounts reported relate to the period from May 6, 2016 (issuance of the 2016 Unsecured Notes) to December 31, 2016.

(3)	Not applicable, as the Unsecured Notes were issued on May 6, 2016.

As of December 31, 2017 and December 31, 2016, the outstanding balance on the Unsecured Notes was $145,000 and $90,000, respectively, and the Company was in compliance with the terms of the NPA.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, SBIC I and SBIC II received licenses from the SBA to operate as SBICs.
A SBIC license allows SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to the Company, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I and SBIC II over the Company's stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises remedies upon an event of default.
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150,000 as long as the licensee has at least $75,000 in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.
As of December 31, 2017 and December 31, 2016, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $121,745, respectively. As of December 31, 2017, SBIC II had regulatory capital of $2,500 and no SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following table summarizes the Company's SBA-guaranteed debentures as of December 31, 2017.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
Interim SBA-guaranteed debentures:
	March 1, 2028 (1)	9,255	1.769%	0.742%
	March 1, 2028 (1)	6,000	1.781%	0.742%
Total SBA-guaranteed debentures		$150,000
____________________________________________________________________________

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in March 2018.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
	2017	2016	2015
Interest expense	$4,160	$3,758	$1,701
Amortization of financing costs	$444	$403	$240
Weighted average interest rate	3.1%	3.1%	2.4%
Effective interest rate	3.5%	3.5%	2.7%
Average debt outstanding	$132,572	$119,819	$71,921
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2017, December 31, 2016 and December 31, 2015, SBIC I was in compliance with SBA regulatory requirements and as of December 31, 2017, SBIC II was in compliance with SBA regulatory requirements.
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
December 31, 2017
(in thousands, except share data)

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2017, the Company had unfunded commitments on revolving credit facilities of $23,716, no outstanding bridge financing commitments and other future funding commitments of $53,712. As of December 31, 2016, the Company had unfunded commitments on revolving credit facilities of $27,915, no outstanding bridge financing commitments and other future funding commitments of $16,368. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's respective Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of December 31, 2017 and December 31, 2016. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2017 and December 31, 2016, the Company had commitment letters to purchase investments in the aggregate par amount of $13,907 and $14,818, respectively, which could require funding in the future.
As of December 31, 2017 and December 31, 2016, the Company had unfunded commitments related to an equity investment in SLP II of $0 and $7,940, respectively, which was funded at the Company's discretion.
As of December 31, 2017, the Company owed $12,000 related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. The Company will make semi-annual payments of $3,000 beginning in June 2018 with the final payment due in December 2019. See Item 3—Legal Proceedings of this annual report on Form 10-K for additional details.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences related to return of capital distributions were as follows:

	Year Ended December 31,
	2017	2016	2015
Undistributed net investment income	$35,793	$(1,435)	$141
Distributions in excess of net realized gains	—	(21,572)	—
Additional paid-in-capital	(35,793)	23,007	(141)
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 were estimated to be as follows:

	Year Ended December 31,
	2017	2016	2015
Ordinary income (non-qualified)	$72,150	$79,415	$80,967
Ordinary income (qualified)	—	—	—
Capital gains	—	—	—
Return of capital	28,755	9,349	35
Total	$100,905	$88,764	$81,002
As of December 31, 2017, December 31, 2016 and December 31, 2015, the costs of investments for the Company for tax purposes were $1,799,563, $1,602,607 and $1,587,189, respectively.

	December 31, 2017(1)	December 31, 2016(1)
Tax cost	$1,799,563	$1,602,607
Gross unrealized appreciation on investments	63,167	42,335
Gross unrealized depreciation on investments	(11,858)	(56,907)
Total investments at fair value	$1,850,872	$1,588,035
_______________________________________________________________________________

(1)	Includes securities purchased under collateralized agreement to resell.
At December 31, 2017, December 31, 2016 and December 31, 2015, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through the Predecessor Operating Company and undistributed income.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

As of December 31, 2017, December 31, 2016 and December 31, 2015, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2017	2016	2015
Accumulated capital gains (capital loss carryforwards)	$(70,701)	$(39,517)	$(19,081)
Other temporary differences	11,521	2,072	2,991
Undistributed ordinary income		—	—
Unrealized (appreciation) depreciation	39,928	(26,093)	(57,424)
Total	$(19,252)	$(63,538)	$(73,514)

The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2017, the Company does not expect to incur any excise taxes. For the years ended December 31, 2016 and December 31, 2015, the Company did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31,
(unaudited)	2017	2016	2015
Distributions per share	$1.36	$1.36	$1.36
Ordinary dividends	71.50%	89.46%	99.96%
Long-term capital gains	—%	—%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(1)	92.59%	89.78%	90.71%
Qualified short-term capital gains(1)	—%	—%	—%
Return of capital	28.50%	10.54%	0.04%
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Treasury Stock at Cost	Paid in Capital in Excess of Par	Accumulated Undistributed Net Investment Income	Accumulated Undistributed Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2014	57,997,890	$580	$—	$817,129	$2,530	$14,131	$(32,200)	$802,170
Issuances of common stock	6,007,497	60	—	83,010	—	—	—	83,070
Deferred offering costs	—	—	—	(285)	—	—	—	(285)
Distributions declared	—	—	—	—	(81,002)	—	—	(81,002)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	82,495	(12,789)	(36,751)	32,955
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(141)	141	—	—	—
Balance at December 31, 2015	64,005,387	$640	$—	$899,713	$4,164	$1,342	$(68,951)	$836,908
Issuances of common stock	5,750,000	58	—	79,005	—	—	—	79,063
Repurchases of common stock	(248,499)	—	(2,948)	—	—	—	—	(2,948)
Reissuance of common stock	210,926	—	2,488	465	—	—	—	2,953
Deferred offering costs	—	—	—	(328)	—	—	—	(328)
Distributions declared	—	—	—	—	(88,764)	—	—	(88,764)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	88,108	(16,717)	40,287	111,678
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	23,007	(1,435)	(21,572)	—	—
Balance at December 31, 2016	69,717,814	$698	$(460)	$1,001,862	$2,073	$(36,947)	$(28,664)	$938,562
Issuances of common stock	6,179,706	61	—	87,552	—	—	—	87,613
Reissuance of common stock	37,573	—	460	100	—	—	—	560
Other	—	—	—	(81)	—	—	—	(81)
Deferred offering costs	—	—	—	(172)	—	—	—	(172)
Distributions declared	—	—	—	—	(100,905)	—	—	(100,905)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	102,204	(39,734)	46,928	109,398
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(35,793)	35,793	—	—	—
Balance at December 31, 2017	75,935,093	$759	$—	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2017	2016	2015
Earnings per share—basic
Numerator for basic earnings per share:	$109,398	$111,678	$32,955
Denominator for basic weighted average share:	74,171,268	64,918,191	59,715,290
Basic earnings per share:	$1.47	$1.72	$0.55
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$109,398	$111,678	$32,955
Adjustment for interest on Convertible Notes and incentive fees, net	6,210	5,007	4,600
Numerator for diluted earnings per share:	$115,608	$116,685	$37,555
Denominator for basic weighted average share	74,171,268	64,918,191	59,715,290
Adjustment for dilutive effect of Convertible Notes	9,824,127	7,945,196	7,252,799
Denominator for diluted weighted average share	83,995,395	72,863,387	66,968,089
Diluted earnings per share	$1.38	$1.60	$0.55
_______________________________________________________________________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2015, there was anti-dilution. For the years ended December 31, 2017 and December 31, 2016, there was no anti-dilution.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Note 13. Financial Highlights
The following information sets forth the financial highlights for the Company for the years ended December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Per share data(1):
Net asset value at the beginning of the period	$13.46	$13.08	$13.83	$14.38	$14.06
Net investment income	1.38	1.36	1.38	1.10	—
Net realized and unrealized gains (losses)(2)	0.15	0.38	(0.77)	(0.80)	—
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(3)	—	—	—	0.44	1.45
Net realized and unrealized gains (losses)(2)(3)	—	—	—	0.19	0.35
Total net increase	1.53	1.74	0.61	0.93	1.80
Distributions declared to stockholders from net investment income	(1.36)	(1.36)	(1.36)	(1.36)	(1.45)
Distributions declared to stockholders from net realized gains	—	—	—	(0.12)	(0.03)
Net asset value at the end of the period	$13.63	$13.46	$13.08	$13.83	$14.38
Per share market value at the end of the period	$13.55	$14.10	$13.02	$14.94	$15.04
Total return based on market value(4)	5.54%	19.68%	(4.00)%	9.66%	11.62%
Total return based on net asset value(5)	11.77%	13.98%	4.32%	6.56%	13.27%
Shares outstanding at end of period	75,935,093	69,717,814	64,005,387	57,997,890	45,224,755
Average weighted shares outstanding for the period	74,171,268	64,918,191	59,715,290	51,846,164	35,092,722
Average net assets for the period	$1,011,562	$863,193	$832,805	$749,732	$502,822
Ratio to average net assets(6):
Net investment income	10.10%	10.21%	9.91%	10.68%	10.10%
Total expenses, before waivers/reimbursements	10.23%	9.91%	9.28%	7.65%	8.53%
Total expenses, net of waivers/reimbursements	9.45%	9.27%	8.57%	7.41%	8.13%
_______________________________________________________________________________

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).

(2)
Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013 were $0.05, $0.02, $0.06, $0.05 and $0.04, respectively.

(3)
For the years ended December 31, 2014 and December 31, 2013, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

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

(6)
Ratio to average net assets for the years ended December 31, 2014 and December 31, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the year ended December 31, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company's net investment income and expenses. For the year ended December 31, 2013, the Company is reflecting its proportionate share of the Predecessor Operating Company's net investment income and expenses.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

The following information sets forth the financial highlights for the Company for the years ended December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014, and NMF Holdings for the year ended December 31, 2013.

	NMFC Year Ended December 31,				NMF Holdings Year Ended December 31,
	2017	2016	2015	2014	2013
Average debt outstanding—Holdings Credit Facility(1)	$345,174	$341,055	$394,945	$243,693	$184,124
Average debt outstanding—SLF Credit Facility(2)	—	—	—	208,377	214,317
Average debt outstanding—Convertible Notes(3)	155,250	125,227	115,000	115,000	—
Average debt outstanding—SBA-guaranteed debentures(4)	132,572	119,819	71,921	29,167	—
Average debt outstanding—Unsecured Notes(5)	117,877	65,500	—	—	—
Average debt outstanding—NMFC Credit Facility(6)	54,853	66,876	60,477	11,227	—
Asset coverage ratio(7)	240.76%	259.34%	234.05%	226.70%	257.73%
Portfolio turnover(8)	41.98%	36.07%	33.93%	29.51%	40.52%
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

Note 14. Selected Quarterly Financial Data (unaudited)
The below selected quarterly financial data is for the Company.
(in thousands except for per share data)

	Total Investment Income		Net Investment Income		Total Net Realized Gains (Losses) and Net Changes in Unrealized Appreciation (Depreciation) of Investments(1)		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2017	$53,244	$0.70	$26,683	$0.35	$194	$—	$26,877	$0.35
September 30, 2017	51,236	0.68	26,292	0.35	(1,516)	(0.02)	24,776	0.33
June 30, 2017	50,019	0.66	25,798	0.34	1,530	0.02	27,328	0.36
March 31, 2017	43,307	0.62	23,431	0.34	6,986	0.10	30,417	0.44

December 31, 2016	$43,784	$0.64	$22,980	$0.34	$10,875	$0.16	$33,855	$0.50
September 30, 2016	41,834	0.66	21,729	0.34	3,350	0.05	25,079	0.39
June 30, 2016	41,490	0.65	21,832	0.34	22,861	0.36	44,693	0.70
March 31, 2016	40,976	0.64	21,567	0.34	(13,516)	(0.21)	8,051	0.13

December 31, 2015	$41,967	$0.66	$22,521	$0.35	$(42,548)	$(0.66)	$(20,027)	$(0.31)
September 30, 2015	37,447	0.64	20,659	0.35	(10,855)	(0.18)	9,804	0.17
June 30, 2015	37,905	0.65	20,253	0.35	11	—	20,264	0.35
March 31, 2015	36,536	0.63	19,062	0.33	3,852	0.07	22,914	0.40
_______________________________________________________________________________
(1)     Includes securities purchased under collateralized agreements to resell, benefit (provision) for taxes and the accretive effect of common stock issuances per share, if applicable.
Note 15. Recent Accounting Standards Updates
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall Subtopic 825-10—Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial assets and liabilities. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2016-01. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial statements and disclosures.
Note 16. Subsequent Events
On January 25, 2018, the Company entered into a Commitment Increase Agreement (the “Commitment Agreement”) related to the NMFC Credit Facility. The Commitment Agreement increases the total commitments under the NMFC Credit Facility from $122,500 to $150,000 from existing lenders in accordance with the accordion feature of the NMFC Credit Facility.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2017
(in thousands, except share data)

On January 30, 2018, the Company entered into a second supplement (the “Supplement”) to its Amended and Restated Note Purchase Agreement, dated September 30, 2016 (the “NPA”). Pursuant to the Supplement, on January 30, 2018, the Company issued to certain institutional investors identified therein, in a private placement, $90,000 in aggregate principal amount of 4.87% Series 2018A Notes due January 30, 2023 (the “2018A Unsecured Notes”) as an additional series of notes under the NPA. Except as set forth in the Supplement, the 2018A Unsecured Notes have the same terms as the $90,000 in aggregate principal amount of the 2016 Unsecured Notes and the $55,000 in aggregate principal amount of the 2017A Unsecured Notes (collectively, the “Prior Notes”) that the Company previously issued pursuant to the NPA and the first supplement thereto, respectively. The 2018A Unsecured Notes will rank equal in priority with the Company's other unsecured indebtedness, including the Prior Notes. Interest on the 2018A Unsecured Notes will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2018.
On February 21, 2018, the Company's board of directors declared a first quarter 2018 distribution of $0.34 per share payable on March 29, 2018 to holders of record as of March 15, 2018.
On February 27, 2018, the Company entered into Amendment No. 3 (the "Amendment") to the NMFC Credit Facility.  The Amendment extends the term of the NMFC Credit Facility from the existing maturity date of June 4, 2019 to June 4, 2022. After June 4, 2019, the capacity under the NMFC Credit Facility will be reduced from the existing amount of $150,000 to $135,000.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.

(c)	Attestation Report of the Registered Public Accounting Firm.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on New Mountain Finance Corporation's internal control over financial reporting, which is set forth on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Mountain Finance Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2018

Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
PART III
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.

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
10.1
Third Amended and Restated Loan and Security Agreement, dated as of October 24, 2017, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as administrative agent, and Wells Bank Fargo, National Association, as lender and custodian(9)

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
10.6
Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(10)

10.7
Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(12)

10.8
Amendment No. 3, dated February 27, 2018 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent

10.9
Commitment Increase Agreement, dated March 23, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent for said Lenders and as Syndication Agent(13)

10.10
Commitment Increase Agreement, dated May 4, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent for said Lenders and as Syndication Agent(14)

10.11
Commitment Increase Agreement, dated January 25, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent for said Lenders and Syndication Agent

10.12	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.13	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.14	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.15	Second Amended and Restated Administration Agreement(11)
10.16	Form of Trademark License Agreement(1)
10.17	Amendment No. 1 to Trademark License Agreement(4)
10.18	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

Exhibit Number	Description
10.19	Dividend Reinvestment Plan(2)
10.20	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(14)
10.21	Form of Amended and Restated Note Purchase Agreement relating to 5.313% Notes due 2021, dated September 30, 2016, by and between New Mountain Finance Corporation and the purchasers party thereto(15)
10.22	Form of Amended and Restated Note Purchase Agreement relating to 4.760% Notes due 2022, dated June 30, 2017, by and between New Mountain Finance Corporation and the purchasers party thereto(16)
10.23	Form of Amended and Restated Note Purchase Agreement relating to 4.870% Notes due 2023, dated January 30, 2018, by and between New Mountain Finance Corporation and the purchasers party thereto(17)
11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)
14.1	Code of Ethics(1)
21.1	Subsidiaries of New Mountain Finance Corporation:
New Mountain Finance Holdings, L.L.C. (Delaware)
NMF Ancora Holdings, Inc. (Delaware)
NMF QID NGL Holdings, Inc. (Delaware)
NMF YP Holdings, Inc. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC II G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)
New Mountain Finance SBIC II, L.P. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
_______________________________________________________________________________

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 31, 2017.

(10)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on January 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 5, 2015.

(12)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 30, 2015.

(13)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 29, 2016.

(14)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 4, 2016.

(15)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 3, 2016.

(16)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on July 3, 2017.

(17)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on February 5, 2018.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer), and Director	February 28, 2018
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer	February 28, 2018
Shiraz Y. Kajee

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 28, 2018
Steven B. Klinsky

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 28, 2018
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	February 28, 2018
Rome G. Arnold III

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 28, 2018
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	February 28, 2018
David Ogens

By:	/s/ KURT J. WOLFGRUBER	Director	February 28, 2018
Kurt J. Wolfgruber