Form 10-Q
period 2018-03-31
New Mountain Finance Corp
filed 2018-05-07
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of May 7, 2018
Common stock, par value $0.01 per share	75,935,093

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,563,275 and $1,438,889, respectively)	$1,583,047	$1,462,182
Non-controlled/affiliated investments (cost of $152,521 and $180,380, respectively)	155,729	178,076
Controlled investments (cost of $229,862 and $171,958, respectively)	239,147	185,402
Total investments at fair value (cost of $1,945,658 and $1,791,227, respectively)	1,977,923	1,825,660
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000 respectively)	25,200	25,212
Cash and cash equivalents	29,636	34,936
Interest and dividend receivable	36,767	31,844
Receivable from affiliates	651	343
Other assets	8,242	10,023
Total assets	$2,078,419	$1,928,018
Liabilities
Borrowings
Holdings Credit Facility	$355,663	$312,363
Unsecured Notes	235,000	145,000
Convertible Notes	155,385	155,412
SBA-guaranteed debentures	150,000	150,000
NMFC Credit Facility	95,000	122,500
Deferred financing costs (net of accumulated amortization of $17,885 and $16,578, respectively)	(16,012)	(15,777)
Net borrowings	975,036	869,498
Payable for unsettled securities purchased	29,841	—
Management fee payable	14,435	7,065
Incentive fee payable	13,105	6,671
Interest payable	7,201	5,107
Payable to affiliates	2,076	863
Deferred tax liability	812	894
Other liabilities	2,912	2,945
Total liabilities	1,045,418	893,043
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 75,935,093 and 75,935,903 shares issued and outstanding, respectively	759	759
Paid in capital in excess of par	1,053,468	1,053,468
Accumulated undistributed net investment income	39,083	39,165
Accumulated undistributed net realized losses on investments	(76,475)	(76,681)
Net unrealized appreciation (depreciation) (net of provision for taxes of $812 and $894, respectively)	16,166	18,264
Total net assets	$1,033,001	$1,034,975
Total liabilities and net assets	$2,078,419	$1,928,018
Number of shares outstanding	75,935,093	75,935,093
Net asset value per share	$13.60	$13.63

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Investment income
From non-controlled/non-affiliated investments:
Interest income	$35,436	$32,876
Dividend income	486	39
Non-cash dividend income	1,324	12
Other income	2,868	2,265
From non-controlled/affiliated investments:
Interest income	102	647
Dividend income	845	1,004
Non-cash dividend income	4,009	644
Other income	302	298
From controlled investments:
Interest income	1,201	475
Dividend income	4,239	4,213
Non-cash dividend income	1,454	821
Other income	623	13
Total investment income	52,889	43,307
Expenses
Incentive fee	6,434	5,408
Management fee	8,692	7,614
Interest and other financing expenses	11,290	8,376
Professional fees	694	850
Administrative expenses	939	708
Other general and administrative expenses	410	466
Total expenses	28,459	23,422
Less: management and incentive fees waived (See Note 5)	(1,322)	(3,156)
Less: expenses waived and reimbursed (See Note 5)	—	(470)
Net expenses	27,137	19,796
Net investment income before income taxes	25,752	23,511
Income tax expense	16	80
Net investment income	25,736	23,431
Net realized gains (losses):
Non-controlled/non-affiliated investments	206	826
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,521)	7,979
Non-controlled/affiliated investments	1,809	(296)
Controlled investments	(456)	(1,478)
Securities purchased under collateralized agreements to resell	(12)	(800)
Benefit for taxes	82	755
Net realized and unrealized gains (losses)	(1,892)	6,986
Net increase in net assets resulting from operations	$23,844	$30,417
Basic earnings per share	$0.31	$0.44
Weighted average shares of common stock outstanding - basic (See Note 11)	75,935,093	69,718,968
Diluted earnings per share	$0.30	$0.40
Weighted average shares of common stock outstanding - diluted (See Note 11)	85,759,220	79,543,095
Distributions declared and paid per share	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$25,736	$23,431
Net realized gains on investments	206	826
Net change in unrealized (depreciation) appreciation of investments	(2,168)	6,205
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(12)	(800)
Benefit for taxes	82	755
Net increase in net assets resulting from operations	23,844	30,417
Capital transactions
Distributions declared to stockholders from net investment income	(25,818)	(23,704)
Reinvestment of distributions	—	1,548
Other	—	(81)
Total net decrease in net assets resulting from capital transactions	(25,818)	(22,237)
Net (decrease) increase in net assets	(1,974)	8,180
Net assets at the beginning of the period	1,034,975	938,562
Net assets at the end of the period	$1,033,001	$946,742

Capital share activity
Shares issued from the reinvestment of distributions	—	66,306
Shares reissued from repurchase program in connection with the reinvestment of distributions	—	37,573
Net increase in shares outstanding	—	103,879

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$23,844	$30,417
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gains on investments	(206)	(826)
Net change in unrealized depreciation (appreciation) of investments	2,168	(6,205)
Net change in unrealized depreciation (appreciation) of securities purchased under collateralized agreements to resell	12	800
Amortization of purchase discount	(926)	(747)
Amortization of deferred financing costs	1,307	988
Amortization of premium on Convertible Notes	(27)	(27)
Non-cash investment income	(4,292)	(1,933)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(237,846)	(349,477)
Proceeds from sales and paydowns of investments	87,141	133,801
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	29	120
Cash paid on drawn revolvers	(5,423)	(3,970)
Cash repayments on drawn revolvers	7,092	1,159
Interest and dividend receivable	(4,923)	(3,881)
Receivable from unsettled securities sold	—	(691)
Receivable from affiliates	(308)	(369)
Other assets	1,781	(967)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	29,841	47,811
Management fee payable	7,370	6,258
Incentive fee payable	6,434	3,608
Interest payable	2,094	2,478
Payable to affiliates	1,213	276
Deferred tax liability	(82)	(755)
Other liabilities	(101)	298
Net cash flows used in operating activities	(83,808)	(141,834)
Cash flows from financing activities
Distributions paid	(25,818)	(22,156)
Offering costs paid	—	(58)
Proceeds from Holdings Credit Facility	94,500	165,600
Repayment of Holdings Credit Facility	(51,200)	(122,200)
Proceeds from Unsecured Notes	90,000	—
Proceeds from NMFC Credit Facility	65,000	122,500
Repayment of NMFC Credit Facility	(92,500)	(10,000)
Other	—	(81)
Deferred financing costs paid	(1,474)	(36)
Net cash flows provided by financing activities	78,508	133,569
Net decrease in cash and cash equivalents	(5,300)	(8,265)
Cash and cash equivalents at the beginning of the period	34,936	45,928
Cash and cash equivalents at the end of the period	$29,636	$37,663
Supplemental disclosure of cash flow information
Cash interest paid	$7,577	$4,570
Income taxes paid	3	12
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$—	$988
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	—	560
Accrual for offering costs	944	540
Accrual for deferred financing costs	171	63

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l. / Boing US Holdco Inc.**
Consumer Services	Second lien (3)	9.29% (L + 7.50%/Q)	9/25/2017	10/3/2025	$40,353	$40,064	$40,480	3.92%
Air Newco LLC**
Software	Second lien (3)	11.37% (L + 9.50%/Q)	1/30/2015	1/31/2023	40,000	39,068	39,600	3.83%
Total Funded Debt Investments - United Kingdom					$80,353	$79,132	$80,080	7.75%
Funded Debt Investments - United States
Benevis Holding Corp.
Healthcare Services	First lien (2)	8.50% (L + 6.32%/Q)	3/15/2018	3/15/2024	$58,824	$58,824	$58,824
	First lien (3)	8.50% (L + 6.32%/Q)	3/15/2018	3/15/2024	20,691	20,691	20,691
					79,515	79,515	79,515	7.70%
AmWINS Group, Inc.
Business Services	Second lien (3)	8.63% (L + 6.75%/Q)	1/19/2017	1/25/2025	57,000	56,810	57,570	5.57%
Alegeus Technologies, LLC
Healthcare Services	Second lien (3)(10)	10.80% (L + 8.50%/Q)	4/28/2017	10/30/2023	23,500	23,500	23,500
	Second lien (4)(10)	10.80% (L + 8.50%/Q)	4/28/2017	10/30/2023	22,500	22,500	22,500
					46,000	46,000	46,000	4.45%
Integro Parent Inc.
Business Services	First lien (2)	7.56% (L + 5.75%/Q)	10/9/2015	10/31/2022	34,784	34,525	34,784
	Second lien (3)	11.02% (L + 9.25%/Q)	10/9/2015	10/30/2023	10,000	9,922	9,800
					44,784	44,447	44,584	4.32%
Severin Acquisition, LLC
Software	Second lien (4)(10)	10.63% (L + 8.75%/M)	7/31/2015	7/29/2022	15,000	14,896	15,000
	Second lien (3)(10)	10.63% (L + 8.75%/M)	2/1/2017	7/29/2022	14,518	14,368	14,518
	Second lien (4)(10)	10.63% (L + 8.75%/M)	11/5/2015	7/29/2022	4,154	4,124	4,154
	Second lien (4)(10)	11.13% (L + 9.25%/M)	2/1/2016	7/29/2022	3,273	3,249	3,273
	Second lien (3)(10)	10.88% (L + 9.00%/M)	10/14/2016	7/29/2022	2,361	2,342	2,361
	Second lien (3)(10)	11.13% (L + 9.25%/M)	8/8/2016	7/29/2022	1,825	1,810	1,825
	Second lien (4)(10)	11.13% (L + 9.25%/M)	8/8/2016	7/29/2022	300	298	300
					41,431	41,087	41,431	4.01%
Salient CRGT Inc.
Federal Services	First lien (2)	7.63% (L + 5.75%/M)	1/6/2015	2/28/2022	39,882	39,445	40,380	3.91%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	39,800	39,737	39,800	3.85%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	8.56% (L + 6.25%/Q)	5/15/2015	4/20/2021	19,062	18,955	19,085
	First lien (2)	8.56% (L + 6.25%/Q)	5/15/2015	4/20/2021	7,694	7,591	7,704
	First lien (3)(11) - Drawn	8.56% (L + 6.25%/Q)	2/24/2017	4/20/2021	5,990	5,884	5,998
	First lien (4)	8.56% (L + 6.25%/Q)	5/15/2015	4/20/2021	2,644	2,627	2,647
	First lien (3)(11) - Drawn	8.56% (L + 6.25%/Q)	6/24/2016	4/20/2021	1,881	1,865	1,884
	First lien (2)	8.56% (L + 6.25%/Q)	3/31/2016	4/20/2021	1,628	1,603	1,630
	First lien (4)	8.56% (L + 6.25%/Q)	5/15/2015	4/20/2021	494	487	494
					39,393	39,012	39,442	3.82%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Frontline Technologies Group Holdings, LLC
Education	First lien (2)(10)	8.38% (L + 6.50%/M)	9/18/2017	9/18/2023	$16,708	$16,592	$16,583
	First lien (4)(10)	8.38% (L + 6.50%/M)	9/18/2017	9/18/2023	22,557	22,400	22,388
					39,265	38,992	38,971	3.77%
NM GRC Holdco, LLC
Business Services	First lien (2)(10)	7.80% (L + 5.50%/Q)	2/9/2018	2/9/2024	38,930	38,739	38,735	3.75%
Kronos Incorporated
Software	Second lien (2)	10.02% (L + 8.25%/Q)	10/26/2012	11/1/2024	36,000	35,520	37,425	3.62%
Valet Waste Holdings, Inc.
Business Services	First lien (2)(10)	8.14% (L + 6.25%/M)	9/24/2015	9/24/2021	29,250	29,018	29,250
	First lien (2)(10)	8.14% (L + 6.25%/M)	7/27/2017	9/24/2021	3,722	3,690	3,722
	First lien (3)(10)(11) - Drawn	8.89% (L + 7.00%/M)	9/24/2015	9/24/2021	600	593	600
					33,572	33,301	33,572	3.25%
Navicure, Inc.
Healthcare Services	Second lien (3)	9.38% (L + 7.50%/M)	10/23/2017	10/31/2025	31,470	31,385	31,627	3.06%
Evo Payments International, LLC
Business Services	Second lien (2)	10.88% (L + 9.00%/M)	12/8/2016	12/23/2024	25,000	24,827	25,250
	Second lien (3)	10.88% (L + 9.00%/M)	12/8/2016	12/23/2024	5,000	5,052	5,050
					30,000	29,879	30,300	2.93%
Wirepath LLC
Distribution & Logistics	First lien (2)	6.80% (L + 4.50%/Q)	7/31/2017	8/5/2024	27,661	27,533	27,895	2.70%
Ansira Holdings, Inc.
Business Services	First lien (2)	8.80% (L + 6.50%/Q)	12/19/2016	12/20/2022	25,855	25,748	25,790
	First lien (3)(11) - Drawn	8.80% (L + 6.50%/Q)	12/19/2016	12/20/2022	2,102	2,093	2,097
					27,957	27,841	27,887	2.70%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.85% (L + 6.00%/M)	6/15/2017	6/17/2024	27,122	26,937	26,919	2.61%
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (4)(10)	11.55% (L + 9.25%/Q)	7/14/2015	7/14/2022	21,500	21,309	20,702
	Second lien (3)(10)	11.55% (L + 9.25%/Q)	7/14/2015	7/14/2022	5,800	5,740	5,585
					27,300	27,049	26,287	2.54%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	7.55% (L + 5.25%/Q)	5/10/2017	5/1/2024	19,900	19,720	20,024
	Second lien (3)	11.55% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,458	4,556
					24,400	24,178	24,580	2.38%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(10)	9.14% (L + 7.25%/M)	8/4/2015	8/4/2022	17,550	17,430	17,550
	First lien (4)(10)	8.06% (L + 6.25%/M)	6/16/2017	8/4/2022	4,566	4,546	4,543
	First lien (2)(10)	8.04% (L + 6.25%/M)	9/25/2017	8/4/2022	1,158	1,153	1,152
	First lien (4)(10)	8.04% (L + 6.25%/M)	9/25/2017	8/4/2022	509	507	507
					23,783	23,636	23,752	2.30%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
AAC Holding Corp.
Education	First lien (2)(10)	9.92% (L + 8.25%/M)	9/30/2015	9/30/2020	$22,971	$22,781	$22,971	2.22%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)(10)	11.22% (L + 8.75%/Q)	11/19/2014	11/19/2019	19,895	19,895	19,895
	First lien (3)(10)	10.79% (L + 8.75%/Q)	11/19/2014	11/19/2019	2,158	2,158	2,158
	First lien (4)(10)	10.79% (L + 8.75%/Q)	11/19/2014	11/19/2019	605	605	605
					22,658	22,658	22,658	2.19%
EN Engineering, LLC
Business Services	First lien (2)(10)	8.30% (L + 6.00%/Q)	7/30/2015	6/30/2021	20,839	20,715	20,839
	First lien (2)(10)	8.30% (L + 6.00%/Q)	7/30/2015	6/30/2021	1,205	1,197	1,205
					22,044	21,912	22,044	2.13%
Avatar Topco, Inc. (23)
EAB Global, Inc.
Education	Second lien (3)	9.23% (L + 7.50%/Q)	11/17/2017	11/17/2025	21,450	21,139	21,450	2.08%
DigiCert Holdings, Inc.
Business Services	Second lien (3)	9.77% (L + 8.00%/M)	9/20/2017	10/31/2025	20,176	20,079	20,378	1.97%
OEConnection LLC
Business Services	Second lien (3)	10.46% (L + 8.00%/Q)	11/22/2017	11/22/2025	20,213	19,943	20,213	1.96%
Help/Systems Holdings, Inc.
Software	Second lien (5)	10.05% (L+ 7.75%/Q)	3/23/2018	3/27/2026	20,231	20,130	20,130	1.95%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	9.81% (L + 7.50%/Q)	5/18/2017	6/2/2025	19,500	19,319	19,744	1.91%
ABILITY Network Inc.
Healthcare Information Technology	Second lien (3)	9.54% (L + 7.75%/M)	12/11/2017	12/12/2025	18,851	18,839	18,933	1.83%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)(10)	10.13% (L + 8.25%/M)	7/23/2014	7/23/2020	18,500	18,417	18,500	1.79%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)(10)	7.73% (L + 6.00%/M)	4/18/2017	4/18/2024	18,173	18,012	18,355	1.78%
BackOffice Associates Holdings, L.L.C.
Business Services	First lien (2)(10)	9.38% (L + 7.50%/M)	8/25/2017	8/25/2023	18,502	18,354	18,341	1.78%
SW Holdings, LLC
Business Services	Second lien (4)(10)	11.05% (L + 8.75%/Q)	6/30/2015	12/30/2021	18,161	18,030	18,260	1.77%
VF Holding Corp.
Software	Second lien (3)(10)	10.88% (L + 9.00%/M)	7/7/2016	6/28/2024	17,086	17,387	17,427	1.69%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(10)	7.56% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,408	17,306	17,408	1.69%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,729	16,359	1.58%
Hill International, Inc.**
Business Services	First lien (2)(10)	7.63% (L + 5.75%/M)	6/21/2017	6/21/2023	15,682	15,611	15,603	1.51%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	9.31% (L + 7.25%/Q)	9/29/2016	9/8/2022	15,317	15,189	15,348	1.49%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	11.38% (L + 9.50%/Q)	4/18/2016	10/19/2023	15,000	14,695	15,075	1.46%
Xactly Corporation
Software	First lien (4)(10)	9.14% (L + 7.25%/M)	7/31/2017	7/29/2022	14,690	14,557	14,543	1.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Transcendia Holdings, Inc.
Packaging	Second lien (3)	9.88% (L + 8.00%/M)	6/28/2017	5/30/2025	$14,500	$14,313	$14,391	1.39%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	7.56% (L + 5.25%/Q)	4/25/2017	4/29/2024	13,994	13,953	14,099	1.36%
Ministry Brands, LLC
Software	First lien (3)	6.88% (L + 5.00%/M)	12/7/2016	12/2/2022	2,985	2,973	2,985
	Second lien (3)(10)	11.13% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,790	7,840
	Second lien (3)(10)	11.13% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,146	2,160
	First lien (3)(10)(11) - Drawn	6.78% (L + 5.00%/Q)	12/7/2016	12/2/2022	600	597	600
					13,585	13,506	13,585	1.32%
Project Accelerate Parent, LLC
Business Services	Second lien (3)(10)	10.19% (L + 8.50%/Q)	1/2/2018	1/2/2026	13,473	13,308	13,305	1.29%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	2/10/2015	3/1/2022	12,520	12,279	12,849	1.24%
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)(10)	11.63% (L + 9.75%/M)	4/19/2016	4/20/2023	13,000	12,820	12,574	1.22%
SSH Group Holdings, Inc.
Education	First lien (2)(10)	7.45% (L + 5.00%/Q)	10/13/2017	10/2/2024	8,386	8,346	8,344
	Second lien (3)(10)	11.45% (L + 9.00%/Q)	10/13/2017	10/2/2025	3,363	3,330	3,329
					11,749	11,676	11,673	1.13%
ProQuest LLC
Business Services	Second lien (3)	10.88% (L + 9.00%/M)	12/14/2015	12/15/2022	11,620	11,447	11,620	1.12%
Zywave, Inc.
Software	Second lien (4)(10)	10.87% (L + 9.00%/Q)	11/22/2016	11/17/2023	11,000	10,929	11,022
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.00%/Q)	11/22/2016	11/17/2022	500	496	500
					11,500	11,425	11,522	1.12%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	9.65% (L + 8.00%/M)	7/15/2016	7/15/2021	9,455	9,405	9,494
	First lien (4)(10)	9.65% (L + 8.00%/M)	7/15/2016	7/15/2021	1,576	1,567	1,582
					11,031	10,972	11,076	1.07%
Vectra Co.
Business Products	Second lien (3)	8.96% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,748	10,896	1.05%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.80% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,448	10,583	1.02%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(10)	8.30% (L + 6.00%/Q)	8/6/2014	8/5/2021	6,399	6,372	6,399
	First lien (2)(10)	8.30% (L + 6.00%/Q)	8/6/2014	8/5/2021	3,051	3,040	3,051
	First lien (2)(10)	8.30% (L + 6.00%/Q)	8/6/2014	8/5/2021	985	980	985
					10,435	10,392	10,435	1.01%
Idera, Inc.
Software	Second lien (4)	10.88% (L + 9.00%/M)	6/27/2017	6/27/2025	10,000	9,859	10,200	0.99%
Quest Software US Holdings Inc.
Software	First lien (2)	7.27% (L + 5.50%/M)	10/31/2016	10/31/2022	9,899	9,780	10,095	0.98%
PowerPlan Holdings, Inc.
Software	Second lien (2)(10)	10.88% (L + 9.00%/M)	2/23/2015	2/23/2023	10,000	9,929	10,000	0.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
FPC Holdings, Inc.
Distribution & Logistics	Second lien (3)	10.88% (L + 9.00%/Q)	3/28/2018	5/19/2023	$10,116	$9,711	$9,711	0.94%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.38% (L + 5.50%/Q)	2/22/2017	8/16/2022	9,750	9,486	9,671	0.94%
Pelican Products, Inc.
Business Products	Second lien (2)	10.13% (L + 8.25%/Q)	4/9/2014	4/9/2021	9,500	9,531	9,548	0.92%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	10.80% (L + 8.50%/Q)	6/9/2016	9/7/2024	9,333	9,232	9,473	0.92%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	12.00% (L + 10.25%/M)	12/18/2013	12/20/2019	9,000	8,937	8,955	0.87%
JAMF Holdings, Inc.
Software	First lien (3)(10)	9.82% (L + 8.00%/Q)	11/13/2017	11/11/2022	8,757	8,675	8,670	0.84%
Autodata, Inc. (Autodata Solutions, Inc.)
Business Services	Second lien (3)	9.01% (L + 7.25%/M)	12/12/2017	12/12/2025	7,406	7,388	7,517	0.73%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (3)	9.28% (L + 7.50%/Q)	8/16/2017	9/15/2025	7,000	6,933	7,101	0.69%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	9.05% (L + 6.75%/Q)	1/29/2018	2/2/2026	6,732	6,699	6,833	0.66%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.44% (L + 4.75%/M)	1/3/2017	1/5/2024	6,688	6,630	6,763	0.66%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	8.63% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,699	6,741	0.65%
Pathway Partners Vet Management Company LLC
Consumer Services	Second lien (4)	9.88% (L + 8.00%/M)	10/4/2017	10/10/2025	5,556	5,528	5,527
	Second lien (4)(11) - Drawn	9.88% (L + 8.00%/M)	10/4/2017	10/10/2025	698	694	694
					6,254	6,222	6,221	0.60%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,797	5,588	0.54%
Applied Systems, Inc.
Software	Second lien (3)	9.30% (L + 7.00%/Q)	9/14/2017	9/19/2025	4,923	4,923	5,102	0.49%
ADG, LLC
Healthcare Services	Second lien (3)(10)	10.88% (L + 9.00%/M)	10/3/2016	3/28/2024	5,000	4,936	5,037	0.49%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	10.63% (L + 8.75%/Q)	6/14/2016	5/23/2020	4,400	4,355	4,439	0.43%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	8.30% (L + 6.00%/Q)	9/15/2017	9/15/2023	4,344	4,304	4,301	0.42%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,820	0.27%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,948	2,110	0.20%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	$211	$205	$50
	First lien (3)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	119	116	28
	First lien (2)	13.25% (P + 8.50%/Q)(24)	1/5/2015	7/2/2020	475	437	7
	First lien (3)	13.25% (P + 8.50%/Q)(24)	1/5/2015	7/2/2020	268	246	4
					1,073	1,004	89	0.01%
Total Funded Debt Investments - United States					$1,442,480	$1,432,395	$1,446,005	139.98%
Total Funded Debt Investments					$1,522,833	$1,511,527	$1,526,085	147.73%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	9/1/2017	—	60,711	$5,991	$5,988	0.58%
Total Shares - Hong Kong						$5,991	$5,988	0.58%
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(10)(23)	—	11/17/2017	—	35,750	$36,372	$36,321	3.52%
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)(10)	—	5/12/2014	—	5,290,997	5,291	7,855
	Preferred shares (7)(10)	—	10/30/2017	—	620,706	621	970
						5,912	8,825	0.85%
TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)(10)	—	11/19/2014	—	200	2,000	4,508	0.44%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (4)(10)	—	7/14/2015	—	100	1,000	409
	Preferred shares (4)(10)	—	1/5/2016	—	16	158	64
	Preferred shares (4)(10)	—	6/30/2016	—	6	68	25
	Preferred shares (3)(10)	—	3/29/2018	—	40	162	162
						1,388	660	0.06%
Ancora Acquisition LLC
Education	Preferred shares (6)(10)	—	8/12/2013	—	372	83	393	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Education Management Corporation (12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	$200	$—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	11
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	6
						469	17	—%
Total Shares - United States						$46,224	$50,724	4.91%
Total Shares						$52,215	$56,712	5.49%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2014	5/5/2026	622	$37	$452	0.04%
Ancora Acquisition LLC
Education	Warrants (6)(10)	—	8/12/2013	8/12/2020	20	—	—	—%
Total Warrants - United States						$37	$452	0.04%
Total Funded Investments						$1,563,779	$1,583,249	153.26%
Unfunded Debt Investments - United States
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	5/15/2015	4/20/2021	$2,700	$(27)	$3
	First lien (3)(11) - Undrawn	—	12/29/2017	12/29/2019	6,671	(58)	8
					9,371	(85)	11	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	2,100	(21)	—
	First lien (3)(10)(11) - Undrawn	—	12/20/2017	7/2/2021	13,465	(118)	—
					15,565	(139)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(10)(11) - Undrawn	—	8/4/2015	8/4/2021	1,000	(10)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	9/24/2015	9/24/2021	3,150	(39)	—	—%
Ministry Brands, LLC
Software	First lien (3)(10)(11) - Undrawn	—	12/7/2016	12/2/2022	400	(2)	—	—%
Zywave, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/22/2016	11/17/2022	1,500	(11)	—	—%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/19/2016	12/20/2018	1,700	(9)	(4)	—%
JAMF Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/13/2017	11/11/2022	750	(8)	(8)	—%
Pathway Partners Vet Management Company LLC
Consumer Services	Second lien (4)(11) - Undrawn	—	10/4/2017	10/10/2025	1,746	(9)	(9)	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	$992	$(10)	$(10)	—%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	(13)	—%
NM GRC Holdco, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	2/9/2018	2/9/2024	11,563	(29)	(29)	—%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	8/25/2017	8/24/2018	3,448	(13)	(13)
	First lien (3)(10)(11) - Undrawn	—	8/25/2017	8/25/2023	2,586	(23)	(23)
					6,034	(36)	(36)	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2019	11,584	(29)	(29)
	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2023	1,737	(17)	(17)
					13,321	(46)	(46)	(0.01)%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(10)(11) - Undrawn	—	9/18/2017	9/18/2019	7,738	(58)	(58)	(0.01)%
Total Unfunded Debt Investments - United States					$76,503	$(504)	$(202)	(0.02)%
Total Non-Controlled/Non-Affiliated Investments						$1,563,275	$1,583,047	153.24%
Non-Controlled/Affiliated Investments (25)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)	14.00% PIK/Q*	10/31/2016	10/15/2021	$2,077	$2,077	$2,077
	Subordinated (3)(10)(11)	14.00% PIK/Q*	10/31/2016	10/15/2021	1,070	1,070	1,070
					3,147	3,147	3,147	0.30%
Total Funded Debt Investments - United States					$3,147	$3,147	$3,147	0.30%
Equity - United States
HI Technology Corp.
Business Services	Preferred shares (3)(10)(21)	—	3/21/2017	—	2,768,000	$105,155	$107,450	10.40%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	23,000	23,000	2.23%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	7/31/2017	—	25,000,000	11,501	11,208
	Ordinary shares (3)(10)	—	7/31/2017	—	2,786,000	1,281	1,248
						12,782	12,456	1.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)	—	10/31/2016	—	1,616,302	$7,087	$8,890
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	786
						8,437	9,676	0.94%
Total Shares - United States						$149,374	$152,582	14.78%
Total Funded Investments						$152,521	$155,729	15.08%
Total Non-Controlled/Affiliated Investments						$152,521	$155,729	15.08%
Controlled Investments (26)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum Inc. (fka Plato, Inc.)(Archipelago Learning Inc.)
Education	Second lien (3)(10)	7.00% PIK/Q*	2/23/2018	12/9/2021	$10,657	$9,906	$9,859
	Second lien (3)(10)(11) - Drawn	5.00% PIK/Q*	6/9/2015	6/9/2020	4,881	4,881	4,881
	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2015	6/9/2020	4,588	4,584	4,588
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	17,188	17,188	13,751
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	4,228	4,228	3,383
					41,542	40,787	36,462	3.53%

UniTek Global Services, Inc.
Business Services	First lien (2)(10)	10.81% (L + 8.50%/Q)	1/13/2015	1/13/2019	10,846	10,846	10,846
	First lien (2)(10)	10.81% (L + 7.50%/M)	1/13/2015	1/13/2019	799	799	799
	Subordinated (2)(10)	15.00% PIK/Q*	1/13/2015	7/13/2019	2,079	2,079	2,079
	Subordinated (3)(10)	15.00% PIK/Q*	1/13/2015	7/13/2019	1,244	1,244	1,244
					14,968	14,968	14,968	1.45%
Total Funded Debt Investments - United States					$56,510	$55,755	$51,430	4.98%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	$7,345	$8,234	0.80%
Total Shares - Canada						$7,345	$8,234	0.80%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	$79,400	$79,400	7.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(10)(18)	—	1/13/2015	—	22,487,269	$20,107	$20,413
	Preferred shares (3)(10)(19)	—	6/30/2017	—	11,379,603	11,380	11,380
	Preferred shares (3)(10)(18)	—	1/13/2015	—	6,214,411	5,557	5,641
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	6,787
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	531	6,454
						39,500	50,675	4.91%
NM GLCR LLC
Net Lease	Membership interest (8)(10)	—	2/1/2018	—	—	14,750	14,750	1.43%
NM CLFX LP
Net Lease	Membership interest (8)(10)	—	10/6/2017	—	—	12,538	12,538	1.21%
NM KRLN LLC
Net Lease	Membership interest (8)(10)	—	11/15/2016	—	—	7,510	8,328	0.80%
NM DRVT LLC
Net Lease	Membership interest (8)(10)	—	11/18/2016	—	—	5,152	5,446	0.53%
NM APP US LLC
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	5,080	5,206	0.50%
NM JRA LLC
Net Lease	Membership interest (8)(10)	—	8/12/2016	—	—	2,043	2,215	0.21%
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)(10)	—	6/9/2015	—	123,968	11	84
	Ordinary shares (2)(10)	—	6/9/2015	—	107,143	9	72
						20	156	0.02%
Total Shares - United States						$165,993	$178,714	17.30%
Total Shares						$173,338	$186,948	18.10%
Warrants - United States
Edmentum Ultimate Holdings, LLC (16)
Education	Warrants (3)(10)	—	2/23/2018	5/5/2026	1,141,846	$769	$769	0.07%
UniTek Global Services, Inc.
Business Services	Warrants (3)(10)	—	6/30/2017	12/31/2018	526,925	—	—	—%
Total Warrants - United States						$769	$769	0.07%
Total Funded Investments						$229,862	$239,147	23.15%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	1/13/2015	1/13/2019	$2,048	$—	$—
	First lien (3)(10)(11) - Undrawn	—	1/13/2015	1/13/2019	758	—	—
					2,806	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	6/9/2015	6/9/2020	$2,568	$—	$—	—%
Total Unfunded Debt Investments - United States					$5,374	$—	$—	—%
Total Controlled Investments						$229,862	$239,147	23.15%
Total Investments						$1,945,658	$1,977,923	191.47%

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

(4)	Investment is held in New Mountain Finance SBIC, L.P.

(5)	Investment is held in New Mountain Finance SBIC II, L.P.

(6)	Investment is held in NMF Ancora Holdings, Inc.

(7)	Investment is held in NMF QID NGL Holdings, Inc.

(8)	Investment is held in New Mountain Net Lease Corporation.

(9)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2018.

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
 March 31, 2018
(in thousands, except shares)
(unaudited)

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

(24)	Investment is on non-accrual status. See Note 3. Investments, for details.

(25)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2018 and December 31, 2017, along with transactions during the three months ended March 31, 2018 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2018	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$24,858	$—	$(24,858)	$—	$—	$—	$—	$—	$—
HI Technology Corp.	105,155	—	—	—	2,295	107,450	—	3,750	—
NMFC Senior Loan Program I LLC	23,000	—	—	—	—	23,000	—	845	295
Permian Holdco 1, Inc. / Permian Holdco 2, Inc.	12,733	702	—	—	(612)	12,824	102	259	7
Sierra Hamilton Holdings Corporation	12,330	—	—	—	126	12,456	—	—	—
Total Non-Controlled/Affiliated Investments	$178,076	$702	$(24,858)	$—	$1,809	$155,730	$102	$4,854	$302

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

(26)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of March 31, 2018 and December 31, 2017, along with transactions during the three months ended March 31, 2018 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2018	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$—	$37,873	$—	$—	$(486)	$37,387	$779	$—	$385
NM APP Canada Corp.	7,962	—	—	—	272	8,234	—	184	—
NM APP US LLC	5,138	—	—	—	68	5,206	—	130	—
NM CLFX LP	12,538	—	—	—	—	12,538		365	—
NM DRVT LLC	5,385	—	—	—	61	5,446	—	120	—
NM JRA LLC	2,191	—	—	—	24	2,215	—	50	—
NM GLCR LLC	—	14,750	—	—	—	14,750		425	—
NM KRLN LLC	8,195	—	—	—	133	8,328	—	345	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	2,620	—
UniTek Global Services, Inc.	64,593	1,578	—	—	(528)	65,643	422	1,454	238
Total Controlled Investments	$185,402	$54,201	$—	$—	$(456)	$239,147	$1,201	$5,693	$623

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 March 31, 2018
(in thousands, except shares)
(unaudited)

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2018, 10.2% of the Company’s total investments were non-qualifying assets.

March 31, 2018
Investment Type	Percent of Total Investments at Fair Value
First lien	37.31%
Second lien	39.16%
Subordinated	3.43%
Equity and other	20.10%
Total investments	100.00%

March 31, 2018
Industry Type	Percent of Total Investments at Fair Value
Business Services	32.87%
Software	14.89%
Healthcare Services	13.36%
Education	9.41%
Distribution & Logistics	5.94%
Investment Fund	5.18%
Consumer Services	4.35%
Federal Services	3.91%
Energy	3.74%
Net Lease	2.87%
Healthcare Information Technology	1.72%
Business Products	1.03%
Packaging	0.73%
Total investments	100.00%

March 31, 2018
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.74%
Fixed rates	12.26%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United Kingdom
Air Newco LLC**
Software	Second lien (3)	10.94% (L + 9.50%/Q)	1/30/2015	1/31/2023	$40,000	$39,033	$39,000	3.77%
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (3)	8.88% (L + 7.50%/Q)	9/25/2017	10/3/2025	40,353	40,056	40,656	3.93%
Total Funded Debt Investments - United Kingdom					$80,353	$79,089	$79,656	7.70%
Funded Debt Investments - United States
AmWINS Group, Inc.
Business Services	Second lien (3)	8.32% (L + 6.75%/M)	1/19/2017	1/25/2025	$57,000	$56,804	$57,606	5.57%
Alegeus Technologies, LLC
Healthcare Services	Second lien (3)(10)	10.19% (L + 8.50%/Q)	4/28/2017	10/30/2023	23,500	23,500	23,500
	Second lien (4)(10)	10.19% (L + 8.50%/Q)	4/28/2017	10/30/2023	22,500	22,500	22,500
					46,000	46,000	46,000	4.44%
PetVet Care Centers LLC
Consumer Services	First lien (2)(10)	7.69% (L + 6.00%/Q)	6/8/2017	6/8/2023	34,527	34,409	34,872
	First lien (3)(10)(11) - Drawn	7.55% (L + 6.00%/Q)	6/8/2017	6/8/2023	8,646	8,616	8,733
	First lien (3)(10)(11) - Drawn	9.50% (P + 5.00%/Q)	6/8/2017	6/8/2023	2,200	2,192	2,200
					45,373	45,217	45,805	4.43%
Integro Parent Inc.
Business Services	First lien (2)	7.16% (L + 5.75%/Q)	10/9/2015	10/31/2022	34,873	34,601	34,786
	Second lien (3)	10.63% (L + 9.25%/Q)	10/9/2015	10/30/2023	10,000	9,920	9,800
					44,873	44,521	44,586	4.31%
Severin Acquisition, LLC
Software	Second lien (4)(10)	10.32% (L + 8.75%/M)	7/31/2015	7/29/2022	15,000	14,891	15,000
	Second lien (3)(10)	10.32% (L + 8.75%/M)	2/1/2017	7/29/2022	14,518	14,361	14,518
	Second lien (4)(10)	10.32% (L + 8.75%/M)	11/5/2015	7/29/2022	4,154	4,123	4,154
	Second lien (4)(10)	10.82% (L + 9.25%/M)	2/1/2016	7/29/2022	3,273	3,248	3,273
	Second lien (3)(10)	10.57% (L + 9.00%/M)	10/14/2016	7/29/2022	2,361	2,341	2,361
	Second lien (3)(10)	10.82% (L + 9.25%/M)	8/8/2016	7/29/2022	1,825	1,810	1,825
	Second lien (4)(10)	10.82% (L + 9.25%/M)	8/8/2016	7/29/2022	300	298	300
					41,431	41,072	41,431	4.00%
Salient CRGT Inc.
Federal Services	First lien (2)	7.32% (L + 5.75%/M)	1/6/2015	2/28/2022	40,894	40,421	41,251	3.99%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	39,900	39,835	39,900	3.86%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
VetCor Professional Practices LLC
Consumer Services	First lien (4)	7.69% (L + 6.00%/Q)	5/15/2015	4/20/2021	$19,111	$18,996	$19,134
	First lien (2)	7.69% (L + 6.00%/Q)	5/15/2015	4/20/2021	7,714	7,603	7,724
	First lien (3)(11) - Drawn	7.69% (L + 6.00%/Q)	2/24/2017	4/20/2021	6,005	5,891	6,013
	First lien (4)	7.69% (L + 6.00%/Q)	5/15/2015	4/20/2021	2,650	2,632	2,654
	First lien (2)	7.69% (L + 6.00%/Q)	6/24/2016	4/20/2021	1,632	1,606	1,634
	First lien (4)	7.69% (L + 6.00%/Q)	3/31/2016	4/20/2021	495	487	496
	First lien (3)(11) - Drawn	7.69% (L + 6.00%/Q)	5/15/2015	4/20/2021	1,426	1,412	1,428
					39,033	38,627	39,083	3.78%
Frontline Technologies Group Holdings, LLC
Education	First lien (2)(10)	8.09% (L + 6.50%/Q)	9/18/2017	9/18/2023	16,750	16,629	16,625
	First lien (4)(10)	8.09% (L + 6.50%/Q)	9/18/2017	9/18/2023	22,613	22,450	22,444
					39,363	39,079	39,069	3.77%
Kronos Incorporated
Software	Second lien (2)	9.63% (L + 8.25%/Q)	10/26/2012	11/1/2024	36,000	35,508	37,449	3.62%
Valet Waste Holdings, Inc.
Business Services	First lien (2)(10)	8.57% (L + 7.00%/M)	9/24/2015	9/24/2021	29,325	29,078	29,325
	First lien (2)(10)	8.57% (L + 7.00%/M)	7/27/2017	9/24/2021	3,731	3,697	3,731
					33,056	32,775	33,056	3.19%
Evo Payments International, LLC
Business Services	Second lien (2)	10.57% (L + 9.00%/M)	12/8/2016	12/23/2024	25,000	24,824	25,250
	Second lien (3)	10.57% (L + 9.00%/M)	12/8/2016	12/23/2024	5,000	5,052	5,050
					30,000	29,876	30,300	2.93%
Wirepath LLC
Distribution & Logistics	First lien (2)	6.87% (L + 5.25%/Q)	7/31/2017	8/5/2024	27,731	27,598	28,112	2.72%
Ansira Holdings, Inc.
Business Services	First lien (2)	8.19% (L + 6.50%/Q)	12/19/2016	12/20/2022	25,920	25,809	25,855
	First lien (3)(11) - Drawn	8.19% (L + 6.50%/Q)	12/19/2016	12/20/2022	2,107	2,097	2,102
					28,027	27,906	27,957	2.70%
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (4)(10)	10.95% (L + 9.25%/Q)	7/14/2015	7/14/2022	21,500	21,301	21,646
	Second lien (3)(10)	10.95% (L + 9.25%/Q)	7/14/2015	7/14/2022	5,800	5,737	5,839
					27,300	27,038	27,485	2.66%
Navicure, Inc.
Healthcare Services	Second lien (3)	8.86% (L + 7.50%/M)	10/23/2017	10/31/2025	26,952	26,819	27,154	2.62%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.50% (L + 6.00%/M)	6/15/2017	6/17/2024	27,190	26,999	26,986	2.61%
Marketo, Inc.
Software	First lien (3)(10)	11.19% (L + 9.50%/Q)	8/16/2016	8/16/2021	26,820	26,509	26,820	2.59%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.94% (L + 5.25%/Q)	5/10/2017	5/1/2024	19,950	19,764	20,087
	Second lien (3)	10.94% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,457	4,511
					24,450	24,221	24,598	2.38%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(10)	8.82% (L + 7.25%/M)	8/4/2015	8/4/2022	$17,589	$17,464	$17,589
	First lien (4)(10)	7.74% (L + 6.25%/M)	6/16/2017	8/4/2022	4,577	4,556	4,554
	First lien (2)(10)	7.74% (L + 6.25%/M)	9/25/2017	8/4/2022	1,161	1,155	1,155
	First lien (4)(10)	7.74% (L + 6.25%/M)	9/25/2017	8/4/2022	511	508	508
					23,838	23,683	23,806	2.30%
AAC Holding Corp.
Education	First lien (2)(10)	9.62% (L + 8.25%/M)	9/30/2015	9/30/2020	23,161	22,953	23,161	2.24%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	8.06% (L + 6.50%/M)	8/25/2017	8/25/2023	22,869	22,679	22,669	2.19%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)(10)	10.49% (L + 8.75%/Q)	11/19/2014	11/19/2019	19,895	19,895	19,895
	First lien (3)(10)	10.44% (L + 8.75%/Q)	11/19/2014	11/19/2019	2,158	2,158	2,158
	First lien (4)(10)	10.44% (L + 8.75%/Q)	11/19/2014	11/19/2019	605	605	605
					22,658	22,658	22,658	2.19%
EN Engineering, LLC
Business Services	First lien (2)(10)	7.69% (L + 6.00%/Q)	7/30/2015	6/30/2021	20,893	20,760	20,893
	First lien (2)(10)	7.69% (L + 6.00%/Q)	7/30/2015	6/30/2021	1,208	1,200	1,208
					22,101	21,960	22,101	2.14%
Avatar Topco, Inc (23)
EAB Global, Inc.
Education	Second lien (3)	8.99% (L + 7.50%/M)	11/17/2017	11/17/2025	21,450	21,132	21,236	2.05%
DigiCert Holdings, Inc.
Business Services	Second lien (3)	9.38% (L + 8.00%/Q)	9/20/2017	10/31/2025	20,176	20,077	20,347	1.97%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	9.20% (L + 7.50%/Q)	5/18/2017	6/2/2025	19,500	19,315	19,744	1.91%
ABILITY Network Inc.
Healthcare Information Technology	Second lien (3)	9.21% (L + 7.75%/M)	12/11/2017	12/12/2025	18,851	18,839	18,945	1.83%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)(10)	7.35% (L + 6.00%/Q)	4/18/2017	4/18/2024	18,413	18,243	18,597	1.80%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)(10)	9.82% (L + 8.25%/M)	7/23/2014	7/23/2020	18,500	18,409	18,500	1.79%
VF Holding Corp.
Software	Second lien (3)(10)	10.57% (L + 9.00%/M)	7/7/2016	6/28/2024	17,086	17,396	17,598	1.70%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(10)	6.94% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,453	17,344	17,453	1.69%
OEConnection LLC
Business Services	Second lien (3)	9.69% (L + 8.00%/Q)	11/22/2017	11/22/2025	16,841	16,548	16,841	1.63%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,714	16,378	1.58%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	2/10/2015	3/1/2022	15,520	15,267	16,063	1.55%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Hill International, Inc.**
Business Services	First lien (2)(10)	7.32% (L + 5.75%/M)	6/21/2017	6/21/2023	$15,721	$15,648	$15,642	1.51%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.98% (L + 9.50%/Q)	4/18/2016	10/19/2023	15,000	14,686	15,075	1.46%
Transcendia Holdings, Inc.
Packaging	Second lien (3)	9.57% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,309	14,391	1.39%
SW Holdings, LLC
Business Services	Second lien (4)(10)	10.44% (L + 8.75%/Q)	6/30/2015	12/30/2021	14,265	14,167	14,331	1.38%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	6.95% (L + 5.25%/Q)	4/25/2017	4/29/2024	14,030	13,987	14,135	1.37%
Ministry Brands, LLC
Software	First lien (3)	6.38% (L + 5.00%/Q)	12/7/2016	12/2/2022	2,993	2,980	2,993
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.00%/M)	12/7/2016	12/2/2022	1,000	995	1,000
	Second lien (3)(10)	10.63% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,788	7,840
	Second lien (3)(10)	10.63% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,146	2,160
					13,993	13,909	13,993	1.35%
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)(10)	11.32% (L + 9.75%/M)	4/19/2016	4/20/2023	13,000	12,813	12,702	1.23%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.81% (L + 7.25%/Q)	9/29/2016	9/8/2022	12,356	12,252	12,373	1.19%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	9.57% (L + 8.00%/M)	7/15/2016	7/15/2021	10,403	10,344	10,458
	First lien (4)(10)	9.57% (L + 8.00%/M)	7/15/2016	7/15/2021	1,734	1,724	1,743
					12,137	12,068	12,201	1.18%
SSH Group Holdings, Inc.
Education	First lien (2)(10)	6.69% (L + 5.00%/Q)	10/13/2017	10/2/2024	8,407	8,366	8,365
	Second lien (3)(10)	10.69% (L + 9.00%/Q)	10/13/2017	10/2/2025	3,363	3,330	3,329
					11,770	11,696	11,694	1.13%
ProQuest LLC
Business Services	Second lien (3)	10.55% (L + 9.00%/M)	12/14/2015	12/15/2022	11,620	11,440	11,620	1.12%
Xactly Corporation
Software	First lien (4)(10)	8.82% (L + 7.25%/M)	7/31/2017	7/29/2022	11,600	11,492	11,484	1.11%
Zywave, Inc.
Software	Second lien (4)(10)	10.42% (L + 9.00%/Q)	11/22/2016	11/17/2023	11,000	10,927	11,011
	First lien (3)(10)(11) - Drawn	8.50% (P + 4.00%/Q)	11/22/2016	11/17/2022	200	199	200
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.00%/Q)	11/22/2016	11/17/2022	250	248	250
					11,450	11,374	11,461	1.11%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(10)	7.94% (L + 6.25%/Q)	8/6/2014	8/5/2021	6,415	6,386	6,415
	First lien (2)(10)	7.94% (L + 6.25%/Q)	8/6/2014	8/5/2021	3,058	3,046	3,058
	First lien (2)(10)	7.94% (L + 6.25%/Q)	8/6/2014	8/5/2021	987	983	987
					10,460	10,415	10,460	1.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Masergy Holdings, Inc.
Business Services	Second lien (2)	10.19% (L + 8.50%/Q)	12/14/2016	12/16/2024	$10,000	$9,943	$10,144	0.98%
Idera, Inc.
Software	Second lien (4)	10.57% (L + 9.00%/M)	6/27/2017	6/27/2025	10,000	9,856	10,100	0.97%
Quest Software US Holdings Inc.
Software	First lien (2)	6.92% (L + 5.50%/Q)	10/31/2016	10/31/2022	9,899	9,775	10,071	0.97%
PowerPlan Holdings, Inc.
Software	Second lien (2)(10)	10.57% (L + 9.00%/M)	2/23/2015	2/23/2023	10,000	9,927	10,000	0.97%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.07% (L + 5.50%/M)	2/22/2017	8/16/2022	9,813	9,534	9,512	0.92%
Pelican Products, Inc.
Business Products	Second lien (2)	9.94% (L + 8.25%/Q)	4/9/2014	4/9/2021	9,500	9,533	9,500	0.92%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	10.19% (L + 8.50%/Q)	6/9/2016	9/7/2024	9,333	9,230	9,473	0.91%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.63% (L + 9.25%/Q)	12/18/2013	12/20/2019	9,000	8,929	8,955	0.86%
JAMF Holdings, Inc.
Software	First lien (3)(10)	9.41% (L + 8.00%/Q)	11/13/2017	11/11/2022	8,757	8,672	8,670	0.84%
Autodata, Inc. (Autodata Solutions, Inc.)
Business Services	Second lien (3)	8.82% (L + 7.25%/Q)	12/12/2017	12/12/2025	7,406	7,387	7,387	0.71%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (3)	9.09% (L + 7.50%/Q)	8/16/2017	9/15/2025	7,000	6,932	7,048	0.68%
First American Payment Systems, L.P.
Business Services	First lien (2)	7.14% (L + 5.75%/M)	1/3/2017	1/5/2024	6,844	6,783	6,880	0.66%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,791	5,650	0.55%
Pathway Partners Vet Management Company LLC
Consumer Services	Second lien (4)	9.57% (L + 8.00%/M)	10/4/2017	10/10/2025	5,556	5,527	5,527	0.53%
Applied Systems, Inc.
Software	Second lien (3)	8.69% (L + 7.00%/Q)	9/14/2017	9/19/2025	4,923	4,923	5,106	0.49%
ADG, LLC
Healthcare Services	Second lien (3)(10)	10.57% (L + 9.00%/M)	10/3/2016	3/28/2024	5,000	4,934	5,038	0.49%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	10.44% (L + 8.75%/Q)	6/14/2016	5/23/2020	4,400	4,350	4,450	0.43%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	7.59% (L + 6.00%/Q)	9/15/2017	9/15/2023	4,344	4,302	4,301	0.41%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,940	0.28%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,946	2,125	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	5.85% (L + 4.50%/Q)	1/5/2015	7/2/2020	$211	$205	$82
	First lien (3)	5.85% (L + 4.50%/Q)	1/5/2015	7/2/2020	119	116	46
	First lien (2)	8.85% (L + 7.50%/Q)	1/5/2015	7/2/2020	475	437	10
	First lien (3)	8.85% (L + 7.50%/Q)	1/5/2015	7/2/2020	268	247	6
					1,073	1,005	144	0.01%
Total Funded Debt Investments - United States					$1,319,560	$1,309,577	$1,325,328	128.05%
Total Funded Debt Investments					$1,399,913	$1,388,666	$1,404,984	135.75%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	9/1/2017	—	58,868	$5,807	$5,806	0.56%
Total Shares - Hong Kong						$5,807	$5,806	0.56%
Equity - United States
Avatar Topco, Inc. (23)
Education	Preferred shares (3)(10)(23)	—	11/17/2017	—	35,750	$35,220	$35,204	3.40%
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)(10)	—	5/12/2014	—	5,290,997	5,291	8,154
	Preferred shares (7)(10)	—	10/30/2017	—	620,706	621	1,007
						5,912	9,161	0.88%

TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)(10)	—	11/19/2014	—	200	2,000	4,508	0.44%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (4)(10)	—	7/14/2015	—	100	1,000	944
	Preferred shares (4)(10)	—	1/5/2016	—	16	158	149
	Preferred shares (4)(10)	—	6/30/2016	—	6	68	58
						1,226	1,151	0.11%
Ancora Acquisition LLC
Education	Preferred shares (6)(10)	—	8/12/2013	—	372	83	393	0.04%
Education Management Corporation (12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	10
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	6
						469	16	0.00%
Total Shares - United States						$44,910	$50,433	4.87%
Total Shares						$50,717	$56,239	5.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2014	5/5/2026	622	$37	$1,089	0.11%
Ancora Acquisition LLC
Education	Warrants (6)(10)	—	8/12/2013	8/12/2020	20	—	—	—%
YP Equity Investors, LLC
Media	Warrants (5)(10)	—	5/3/2012	5/8/2022	5	—	—	—%
Total Warrants - United States						$37	$1,089	0.11%
Total Funded Investments						$1,439,420	$1,462,312	141.29%
Unfunded Debt Investments - United States
PetVet Care Centers LLC
Consumer Services	First lien (3)(10)(11) - Undrawn	—	6/8/2017	6/8/2019	$4,439	$(16)	$44	0.00%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	5/15/2015	4/20/2021	1,274	(13)	2
	First lien (3)(11) - Undrawn	—	12/29/2017	12/29/2019	8,552	(75)	11
					9,826	(88)	13	0.00%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	2,100	(21)	—
	First lien (3)(10)(11) - Undrawn	—	12/20/2017	12/20/2019	13,465	(118)	—
					15,565	(139)	—	—%

iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(10)(11) - Undrawn	—	8/4/2015	8/4/2021	1,000	(10)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	9/24/2015	9/24/2021	3,750	(47)	—	—%
Zywave, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/22/2016	11/17/2022	1,550	(12)	—	—%
Marketo, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/16/2016	8/16/2021	1,788	(27)	—	—%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/19/2016	12/20/2018	1,700	(9)	(4)	(0.00)%
JAMF Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/13/2017	11/11/2022	750	(8)	(8)	(0.00)%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	(10)	(0.00)%
Pathway Partners Vet Management Company LLC
Consumer Services	Second lien (4)(11) - Undrawn	—	10/4/2017	10/10/2019	2,444	(12)	(12)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	$1,673	$(13)	$(13)	(0.00)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	8/25/2017	8/24/2018	3,448	(13)	(13)
	First lien (3)(10)(11) - Undrawn	—	8/25/2017	8/25/2023	2,586	(23)	(23)
					6,034	(36)	(36)	(0.00)%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2019	11,584	(29)	(29)
	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2023	1,738	(17)	(17)
					13,322	(46)	(46)	(0.00)%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(10)(11) - Undrawn	—	9/18/2017	9/18/2019	7,738	(58)	(58)	(0.01)%
Total Unfunded Debt Investments - United States					$72,571	$(531)	$(130)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments						$1,438,889	$1,462,182	141.28%
Non-Controlled/Affiliated Investments(24)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Drawn	5.00%/M	6/9/2015	6/9/2020	$3,172	$3,172	$3,172
	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2015	6/9/2020	4,491	4,486	4,491
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	16,760	16,760	13,408
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	4,123	4,123	3,298
					28,546	28,541	24,369	2.36%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)	14.00% PIK/Q*	10/31/2016	10/15/2021	2,007	2,007	2,007
	Subordinated (3)(10)(11) - Drawn	14.00% PIK/Q*	10/31/2016	10/15/2021	696	696	696
					2,703	2,703	2,703	0.26%
Total Funded Debt Investments - United States					$31,249	$31,244	$27,072	2.62%
Equity - United States
HI Technology Corp.
Business Services	Preferred shares (3)(10)(21)	—	3/21/2017	—	2,768,000	$105,155	$105,155	10.16%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	23,000	23,000	2.22%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	7/31/2017	—	25,000,000	$11,501	$11,094
	Ordinary shares (3)(10)	—	7/31/2017	—	2,786,000	1,281	1,236
						12,782	12,330	1.19%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)	—	10/31/2016	—	1,569,226	6,829	8,631
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	1,399
						8,179	10,030	0.97%
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)(10)	—	6/9/2015	—	123,968	11	262
	Ordinary shares (2)(10)	—	6/9/2015	—	107,143	9	227
						20	489	0.05%
Total Shares - United States						$149,136	$151,004	14.59%
Total Funded Investments						$180,380	$178,076	17.21%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	6/9/2015	6/9/2020	$1,709	$—	$—	—%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)(11) - Undrawn	—	10/31/2016	10/15/2021	342	—	—	—%
Total Unfunded Debt Investments - United States					$2,051	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$180,380	$178,076	17.21%
Controlled Investments(25)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	10.20% (L + 8.50%/Q)	1/13/2015	1/13/2019	$10,846	$10,846	$10,846
	First lien (2)(10)	9.84% (L + 7.50% + 1.00% PIK/Q)*	1/13/2015	1/13/2019	797	797	797
	Subordinated (2)(10)	15.00% PIK/Q*	1/13/2015	7/13/2019	2,003	2,003	2,003
	Subordinated (3)(10)	15.00% PIK/Q*	1/13/2015	7/13/2019	1,198	1,198	1,198
					14,844	14,844	14,844	1.43%
Total Funded Debt Investments - United States					$14,844	$14,844	$14,844	1.43%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	$7,345	$7,962	0.77%
Total Shares - Canada						$7,345	$7,962	0.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	$79,400	$79,400	7.67%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(10)(18)	—	1/13/2015	—	21,753,102	19,373	19,288
	Preferred shares (3)(10)(18)	—	1/13/2015	—	6,011,522	5,353	5,330
	Preferred shares (3)(10)(19)	—	6/30/2017	—	10,863,583	10,864	10,864
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	7,313
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	531	6,954
						38,046	49,749	4.81%
NM CLFX LP
Net Lease	Membership interest (8)(10)	—	10/6/2017	—	—	12,538	12,538	1.21%
NM KRLN LLC
Net Lease	Membership interest (8)(10)	—	11/15/2016	—	—	7,510	8,195	0.79%
NM DRVT LLC
Net Lease	Membership interest (8)(10)	—	11/18/2016	—	—	5,152	5,385	0.52%
NM APP US LLC
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	5,080	5,138	0.50%
NM JRA LLC
Net Lease	Membership interest (8)(10)	—	8/12/2016	—	—	2,043	2,191	0.21%
Total Shares - United States						$149,769	$162,596	15.71%
Total Shares						$157,114	$170,558	16.48%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(10)	—	6/30/2017	12/31/2018	526,925	$—	$—	—%
Total Warrants - United States						$—	$—	—%
Total Funded Investments						$171,958	$185,402	17.91%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	1/13/2015	1/13/2019	$2,048	$—	$—
	First lien (3)(10)(11) - Undrawn	—	1/13/2015	1/13/2019	758	—	—
					2,806	—	—	—%
Total Unfunded Debt Investments - United States					$2,806	$—	$—	—%
Total Controlled Investments						$171,958	$185,402	17.91%
Total Investments						$1,791,227	$1,825,660	176.4%
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2018
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through March 31, 2018, NMFC raised approximately $614,581 in net proceeds from additional offerings of its common stock.
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
The Company’s wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings”), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), the Company's wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”), that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC I”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC I GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. New Mountain Finance SBIC II, L.P. (“SBIC II”) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were also organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC I and SBIC II received a license from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as small business investment companies (“SBICs”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”). The Company's wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and has qualified and intends to continue to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I and SBIC II's investment objective is to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II's investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2018, the

Company’s top five industry concentrations were business services, software, healthcare services, education and distribution & logistics.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2018.
Below is certain summarized property information for NMNLC as of March 31, 2018:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2018
NM GLCR LLC	Artic Glacier U.S.A.	2/28/2038	Los Angeles, CA/ San Diego, CA/ Bakersfield, CA/ East Bay, CA	214	$14,750
NM CLFX LP	Victor Equipment Company	08/31/2033	Denton, TX	423	12,538
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	8,328
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	8,234
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,446
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL/Cleveland, OH	261	5,206
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,215
					$56,717
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2018 and December 31, 2017, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a carrying value of $25,200 and $25,212, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2018 and December 31, 2017.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2018 and March 31, 2017, the Company recognized PIK and non-cash interest from investments of $1,674 and $868, respectively, and PIK and non-cash dividends from investments of $6,787 and $1,477, respectively.
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
For the three months ended March 31, 2018 and March 31, 2017, the Company recognized a total income tax benefit of approximately $66 and $675, respectively, for the Company’s consolidated subsidiaries. For the three months ended March 31, 2018 and March 31, 2017, the Company recorded current income tax expense of approximately $16 and $80, respectively, and deferred income tax benefit of approximately $82 and $755, respectively.
As of March 31, 2018 and December 31, 2017, the Company had $812 and $894, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Distributions—Distributions to common stockholders of the Company are recorded on the record date as set by the board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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

Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 29, 2017, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2018 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three months ended March 31, 2018 and March 31, 2017, the Company did not repurchase any shares of the Company's common stock. The Company has previously repurchased $2,948 of its common stock under the share repurchase program.
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
Note 3. Investments
At March 31, 2018, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$734,071	$738,027
Second lien	766,631	774,515
Subordinated	69,223	67,918
Equity and other	375,733	397,463
Total investments	$1,945,658	$1,977,923

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$633,138	$650,179
Software	287,848	294,622
Healthcare Services	264,881	264,355
Education	190,454	186,089
Distribution & Logistics	113,409	117,396
Investment Fund	102,400	102,400
Consumer Services	85,204	86,145
Federal Services	75,765	77,273
Energy	70,015	73,904
Net Lease	54,418	56,717
Healthcare Information Technology	33,534	34,008
Business Products	20,279	20,444
Packaging	14,313	14,391
Total investments	$1,945,658	$1,977,923
At December 31, 2017, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$688,696	$693,563
Second lien	674,536	682,950
Subordinated	70,991	70,257
Equity and other	357,004	378,890
Total investments	$1,791,227	$1,825,660
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$566,344	$581,434
Software	291,445	298,172
Healthcare Services	174,046	175,348
Education	176,399	173,072
Consumer Services	129,311	131,116
Distribution & Logistics	107,835	112,241
Investment Fund	102,400	102,400
Federal Services	77,001	78,433
Energy	69,411	74,124
Net Lease	39,668	41,409
Healthcare Information Technology	33,525	34,020
Packaging	14,309	14,391
Business Products	9,533	9,500
Total investments	$1,791,227	$1,825,660

During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of March 31, 2018, the Company's investment in EDMC placed on non-accrual status represented an aggregate cost basis of $1,004, an aggregate fair value of $89 and total unearned interest income of $67 for the three months then ended.
During the first quarter of 2017, the Company placed its entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, the Company's investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27,231, an aggregate fair value of $12,725 and total unearned interest income of $1,388 for the six months then ended. In July 2017, Sierra completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Sierra. Prior to the extinguishment in July 2017, the Company’s original investment in Sierra had an aggregate cost of $27,307, an aggregate fair value of $12,858 and total unearned interest income of $1,687. The extinguishment resulted in a realized loss of $14,449. As a result of the restructuring, the Company received common shares in Sierra Hamilton Holding Corporation. As of March 31, 2018, the Company’s investment has an aggregate cost basis of $12,782 and an aggregate fair value of $12,456.
As of March 31, 2018, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $23,963 and $0, respectively. As of March 31, 2018, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $57,915. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2018.
As of December 31, 2017, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $23,716 and $0, respectively. As of December 31, 2017, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $53,712. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2017.
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
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of March 31, 2018, SLP I had total investments with an aggregate fair value of approximately $351,541, debt outstanding of $235,367 and capital that had been called and funded of $93,000. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348,652, debt outstanding of $223,667 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedules of Investments as of March 31, 2018 and December 31, 2017.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2018 and March 31, 2017, the Company earned approximately $295 and $290, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2018 and December 31, 2017, approximately $586 and $291, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2018 and March 31, 2017, the Company earned approximately $845 and $1,004, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2018 and December 31, 2017, approximately $939 and $836, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions were completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of March 31, 2018, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedules of Investments as of March 31, 2018 and December 31, 2017.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. Effective April 1, 2018, SLP II's revolving credit facility will bear interest at a rate of LIBOR plus 1.60% per annum. As of March 31, 2018 and December 31, 2017, SLP II had total investments with an aggregate fair value of approximately $372,099 and $382,534, respectively, and debt outstanding under its credit facility of $255,070 and $266,270, respectively. As of March 31, 2018 and December 31, 2017, none of SLP II's investments were on non-accrual. Additionally, as of March 31, 2018 and December 31, 2017, SLP II had unfunded commitments in the form of delayed draws of $5,906 and $4,863, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
First lien investments (1)	376,233	386,100
Weighted average interest rate on first lien investments (2)	6.36%	6.05%
Number of portfolio companies in SLP II	32	35
Largest portfolio company investment (1)	17,281	17,369
Total of five largest portfolio company investments (1)	79,442	81,728

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of March 31, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	5.63% (L + 3.75%)	2/27/2025	$8,273	$8,232	$8,379
ADG, LLC	Healthcare Services	6.63% (L + 4.75%)	9/28/2023	16,991	16,852	16,736
ASG Technologies Group, Inc.	Software	5.38% (L + 3.50%)	7/31/2024	7,463	7,428	7,490
AVSC Holding Corp.	Business Services	5.13% (L + 3.25%)	3/3/2025	1,500	1,496	1,503
Beaver-Visitec International Holdings, Inc.	Healthcare Products	7.30% (L + 5.00%)	8/21/2023	14,775	14,656	14,849
DigiCert, Inc.	Business Services	6.52% (L + 4.75%)	10/31/2024	10,000	9,952	10,129
FPC Holdings, Inc.	Distribution & Logistics	5.88% (L + 4.50%)	11/18/2022	15,000	14,550	14,681
Globallogic Holdings Inc.	Business Services	6.05% (L + 3.75%)	6/20/2022	9,677	9,615	9,762
Greenway Health, LLC	Software	6.55% (L + 4.25%)	2/16/2024	14,887	14,823	15,036
Idera, Inc.	Software	6.38% (L + 4.50%)	6/28/2024	12,588	12,472	12,729
J.D. Power (fka J.D. Power and Associates)	Business Services	6.55% (L + 4.25%)	9/7/2023	13,324	13,276	13,390
Keystone Acquisition Corp.	Healthcare Services	7.55% (L + 5.25%)	5/1/2024	5,373	5,325	5,407
LSCS Holdings, Inc.	Healthcare Services	6.40% (L + 4.25%)	3/17/2025	4,400	4,378	4,389
Market Track, LLC	Business Services	6.55% (L + 4.25%)	6/5/2024	11,910	11,856	11,940
Medical Solutions Holdings, Inc.	Healthcare Services	5.63% (L + 3.75%)	6/14/2024	6,965	6,933	6,998
Ministry Brands, LLC	Software	6.88% (L + 5.00%)	12/2/2022	2,132	2,123	2,132
Ministry Brands, LLC	Software	6.88% (L + 5.00%)	12/2/2022	7,748	7,717	7,748
Navex Global, Inc.	Software	6.13% (L + 4.25%)	11/19/2021	14,859	14,695	14,924
Navicure, Inc.	Healthcare Services	5.63% (L + 3.75%)	11/1/2024	14,962	14,891	15,056
OEConnection LLC	Business Services	6.46% (L + 4.00%)	11/22/2024	14,963	14,890	15,056
Pathway Partners Vet Management Company LLC	Consumer Services	6.13% (L + 4.25%)	10/10/2024	1,878	1,868	1,882
Pathway Partners Vet Management Company LLC	Consumer Services	6.13% (L + 4.25%)	10/10/2024	6,945	6,913	6,963
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.56% (L + 5.25%)	4/29/2024	10,421	10,375	10,499
Poseidon Intermediate, LLC	Software	6.13% (L + 4.25%)	8/15/2022	14,852	14,849	14,926
Project Accelerate Parent, LLC	Business Services	5.94% (L + 4.25%)	1/2/2025	15,000	14,927	15,131
PSC Industrial Holdings Corp.	Industrial Services	6.04% (L + 4.25%)	10/11/2024	10,474	10,375	10,578
Quest Software US Holdings Inc.	Software	7.27% (L + 5.50%)	10/31/2022	9,899	9,780	10,095
Salient CRGT Inc.	Federal Services	7.63% (L + 5.75%)	2/28/2022	14,076	13,962	14,252
Severin Acquisition, LLC	Software	6.64% (L + 4.75%)	7/30/2021	14,850	14,793	14,999
Shine Acquisition Co. S.a.r.l./ Boing US Holdco Inc.	Consumer Services	5.29% (L + 3.50%)	10/3/2024	14,962	14,927	15,047
Sierra Acquisition Inc.	Food & Beverage	6.13% (L + 4.25%)	11/11/2024	3,741	3,723	3,772
WP CityMD Bidco LLC	Healthcare Services	6.30% (L + 4.00%)	6/7/2024	14,925	14,891	15,009
YI, LLC	Healthcare Services	6.30% (L + 4.00%)	11/7/2024	1,103	1,111	1,109
YI, LLC	Healthcare Services	6.30% (L + 4.00%)	11/7/2024	12,130	12,119	12,190
Zywave, Inc.	Software	7.18% (L + 5.00%)	11/17/2022	17,281	17,212	17,281
Total Funded Investments				$370,327	$367,985	$372,067
Unfunded Investments - First lien:
Access CIG, LLC	Business Services	—	8/27/2018	$1,727	$—	$22
LSCS Holdings, Inc.	Healthcare Services	—	9/17/2018	1,100	(6)	(3)
Pathway Partners Vet Management Company LLC	Consumer Services	—	10/10/2019	1,142	(6)	3
YI, LLC	Healthcare Services	—	11/7/2018	1,937	(10)	10
Total Unfunded Investments				$5,906	$(22)	$32
Total Investments				$376,233	$367,963	$372,099

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2018.

(2)
Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company's board of directors does not determine the fair value of the investments held by SLP II.

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2017:

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

Below is certain summarized financial information for SLP II as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017:

Selected Balance Sheet Information:	March 31, 2018	December 31, 2017
Investments at fair value (cost of $367,963 and $379,075, respectively)	$372,099	$382,534
Receivable from unsettled securities sold	19,466	—
Cash and other assets	7,585	8,065
Total assets	$399,150	$390,599

Credit facility	$255,070	$266,270
Deferred financing costs	(1,818)	(1,966)
Payable for unsettled securities purchased	34,636	15,964
Distribution payable	3,300	3,500
Other liabilities	3,191	2,891
Total liabilities	294,379	286,659

Members' capital	$104,771	$103,940
Total liabilities and members' capital	$399,150	$390,599

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2018	March 31, 2017
Interest income	$5,630	$5,173
Other income	22	214
Total investment income	5,652	5,387

Interest and other financing expenses	2,428	1,849
Other expenses	224	162
Total expenses	2,652	2,011
Net investment income	3,000	3,376

Net realized gains on investments	453	1,108
Net change in unrealized appreciation (depreciation) of investments	677	(106)
Net increase in members' capital	$4,130	$4,378
For the three months ended March 31, 2018 and March 31, 2017, the Company earned approximately $2,620 and $3,434, respectively, of dividend income related to SLP II, which is included in dividend income. As of March 31, 2018 and December 31, 2017, approximately $2,620 and $2,779, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of March 31, 2018, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).
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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2018:

	Total	Level I	Level II	Level III
First lien	$738,027	$—	$88,636	$649,391
Second lien	774,515	—	336,379	438,136
Subordinated	67,918	—	39,726	28,192
Equity and other	397,463	17	—	397,446
Total investments	$1,977,923	$17	$464,741	$1,513,165
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2017:

	Total	Level I	Level II	Level III
First lien	$693,563	$—	$136,866	$556,697
Second lien	682,950	—	239,868	443,082
Subordinated	70,257	—	43,156	27,101
Equity and other	378,890	16	—	378,874
Total investments	$1,825,660	$16	$419,890	$1,405,754

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2017	$1,405,754	$556,697	$443,082	$27,101	$378,874
Total gains or losses included in earnings:
Net realized gains on investments	97	97	—	—	—
Net change in unrealized (depreciation) appreciation	(1,554)	(282)	(1,009)	(107)	(156)
Purchases, including capitalized PIK and revolver fundings	198,319	134,287	44,106	1,198	18,728
Proceeds from sales and paydowns of investments	(89,333)	(89,333)	—	—	—
Transfers into Level III(1)	76,037	76,037	—	—	—
Transfers out of Level III(1)	(76,155)	(28,112)	(48,043)	—	—
Fair Value, March 31, 2018	$1,513,165	$649,391	$438,136	$28,192	$397,446
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,043)	$229	$(1,009)	$(107)	$(156)

(1)
As of March 31, 2018, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2018 and March 31, 2017. Transfers into Level III occur as quotations obtained through pricing services are not deemed representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2018 and December 31, 2017, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2018 and December 31, 2017, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2018 were as follows:

				Range
Type	Fair Value as of March 31, 2018	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$424,391	Market & income approach	EBITDA multiple	2.0x	20.0x	11.6x
			Revenue multiple	1.3x	6.0x	3.2x
			Discount rate	7.0%	12.3%	9.5%
	145,485	Market quote	Broker quote	N/A	N/A	N/A
	79,515	Other	N/A(1)	N/A	N/A	N/A
Second lien	247,912	Market & income approach	EBITDA multiple	7.5x	16.8x	12.7x
			Discount rate	9.5%	13.3%	11.3%
	190,224	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	28,192	Market & income approach	EBITDA multiple	4.5x	12.3x	9.0x
			Discount rate	8.0%	14.5%	13.1%
Equity and other	396,225	Market & income approach	EBITDA multiple	2.5x	18.0x	11.1x
			Discount rate	7.0%	23.2%	12.2%
	1,221	Black Scholes analysis	Expected life in years	8.0	8.0	8.0
			Volatility	39.3%	39.3%	39.3%
			Discount rate	3.0%	3.0%	3.0%
	$1,513,165

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of March 31, 2018, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures and Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of March 31, 2018 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility, SBA-guaranteed debentures and Unsecured Notes are considered Level III. The fair value of the Convertible Notes (as defined in Note 7. Borrowings) as of March 31, 2018 was $160,047, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of March 31, 2018 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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

Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser, which was most recently re-approved by the Company's board of directors on February 7, 2018. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility"). The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and into the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of March 31, 2018 and March 31, 2017 was approximately $323,280 and $322,346, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2018 and March 31, 2017, management fees waived were approximately $1,322 and $1,356, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of March 31, 2018), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized), subject to a “catch-up” provision measured as of the end of each calendar quarter. The hurdle rate is appropriately pro-rated for any partial periods. The calculation of the Company’s incentive fee with respect to the Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
No incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2.0% (the “preferred return” or “hurdle”).

•
100.0% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of the Company’s Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up”. The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter.

•
20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

For the three months ended March 31, 2018 and March 31, 2017, incentive fees waived by the Investment Adviser were approximately $0 and $1,800, respectively. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Management fee	$8,692	$7,614
Less: management fee waiver	(1,322)	(1,356)
Total management fee	7,370	6,258
Incentive fee, excluding accrued capital gains incentive fees	$6,434	$5,408
Less: incentive fee waiver	—	(1,800)
Total incentive fee	6,434	3,608
Accrued capital gains incentive fees(1)	$—	$—

(1)
As of March 31, 2018 and March 31, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2018 and March 31, 2017, approximately $659 and $412, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $412, respectively, of indirect administrative expenses were waived by the Administrator. As of March 31, 2018 and December 31, 2017, approximately $1,074 and $444, respectively, of indirect administrative expenses were included in payable to affiliates.

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
Note 7. Borrowings
Holdings Credit Facility—On December 18, 2014, the Company entered into the Second Amended and Restated Loan and Security Agreement, among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019. On October 24, 2017 the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Holdings Credit Facility"), among the Company as the Collateral Manager, NMF Holdings as the Borrower and Wells Fargo Bank, National Association as the Administrative Agent and Collateral Custodian, which extended the maturity date to October 24, 2022.
The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association Agent. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
The Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Effective April 1, 2018, the Holdings Credit Facility will bear interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest expense	$3,126	$2,709
Non-usage fee	$212	$184
Amortization of financing costs	$616	$397
Weighted average interest rate	3.9%	3.1%
Effective interest rate	5.0%	3.9%
Average debt outstanding	$322,943	$346,033
As of March 31, 2018 and December 31, 2017, the outstanding balance on the Holdings Credit Facility was $355,663 and $312,363, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended (together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. On February 27, 2018, the Company entered into an amendment to the NMFC Credit Facility, which extended the maturity date to June 4, 2022. The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of March 31, 2018, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $150,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest expense	$852	$290
Non-usage fee	$57	$82
Amortization of financing costs	$112	$96
Weighted average interest rate	4.2%	3.3%
Effective interest rate	5.1%	5.5%
Average debt outstanding	$81,694	$34,661
As of March 31, 2018 and December 31, 2017, the outstanding balance on the NMFC Credit Facility was $95,000 and $122,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of March 31, 2018.

March 31, 2018
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at March 31, 2018	11.7%
Conversion rate at March 31, 2018 (1)(2)	63.2794
Conversion price at March 31, 2018 (2)(3)	$15.80
Last conversion price calculation date	June 3, 2017

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2018 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest expense	$1,941	$1,941
Amortization of financing costs	$293	$293
Amortization of premium	$(27)	$(27)
Effective interest rate	5.8%	5.8%
Average debt outstanding	$155,250	$155,250
As of March 31, 2018 and December 31, 2017, the outstanding balance on the Convertible Notes was $155,250 and $155,250, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
Unsecured Notes—On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes" and together with the 2016 Unsecured Notes and 2017A Unsecured Notes, the "Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. The NPA provides for future issuances of Unsecured Notes in separate series or tranches. The Unsecured Notes are equal in priority with the Company’s other unsecured indebtedness, including the Company’s Convertible Notes.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.87%, payable semi-annually on February 15 and August 15 of each year, which commences on August 15, 2018. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest expense	$2,592	$1,195
Amortization of financing costs	$162	$101
Weighted average interest rate	5.1%	5.3%
Effective interest rate	5.4%	5.8%
Average debt outstanding	$206,000	$90,000

As of March 31, 2018 and December 31, 2017, the outstanding balance on the Unsecured Notes was $235,000 and $145,000, respectively, and the Company was in compliance with the terms of the NPA.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, SBIC I and SBIC II received SBIC licenses from the SBA to operate as SBICs.
The SBIC license allows SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to the Company, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I and SBIC II over the Company’s stockholders in the event SBIC I and SBIC are liquidated or the SBA exercises remedies upon an event of default.
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150,000 as long as the licensee has at least $75,000 in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.
As of March 31, 2018 and December 31, 2017, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of March 31, 2018 and December 31, 2017, SBIC II had regulatory capital of $2,500 and $2,500, respectively, and no SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2018.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Total SBA-guaranteed debentures		$150,000
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest expense	$1,160	$953
Amortization of financing costs	$124	$101
Weighted average interest rate	3.1%	3.2%
Effective interest rate	3.5%	3.5%
Average debt outstanding	$150,000	$121,745
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible small businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2018 and December 31, 2017, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2018, the Company had unfunded commitments on revolving credit facilities of $23,963, no outstanding bridge financing commitments and other future funding commitments of $57,915. As of December 31, 2017, the Company had unfunded commitments on revolving credit facilities of $23,716, no outstanding bridge financing commitments and other future funding commitments of $53,712. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of March 31, 2018 and December 31, 2017. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2018 and December 31, 2017, the Company had commitment letters to purchase investments in the aggregate par amount of $24,033 and $13,907, respectively, which could require funding in the future.
As of March 31, 2018, the Company owed $12,000 related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. The Company will make semi-annual payments of $3,000 beginning in June 2018 with the final payment due in December 2019. See Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized (Depreciation)	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	Appreciation	Net Assets
Balance at December 31, 2017	75,935,093	$759	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975
Distributions declared	—	—	—	(25,818)	—	—	(25,818)
Net increase (decrease) in net assets resulting from operations	—	—	—	25,736	206	(2,098)	23,844
Balance at March 31, 2018	75,935,093	$759	$1,053,468	$39,083	$(76,475)	$16,166	$1,033,001

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Earnings per share—basic
Numerator for basic earnings per share:	$23,844	$30,417
Denominator for basic weighted average share:	75,935,093	69,718,968
Basic earnings per share:	$0.31	$0.44
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$23,844	$30,417
Adjustment for interest on Convertible Notes and incentive fees, net	1,553	1,553
Numerator for diluted earnings per share:	$25,397	$31,970
Denominator for basic weighted average share	75,935,093	69,718,968
Adjustment for dilutive effect of Convertible Notes	9,824,127	9,824,127
Denominator for diluted weighted average share	85,759,220	79,543,095
Diluted earnings per share	$0.30	$0.40

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Per share data(1):
Net asset value, January 1, 2018 and January 1, 2017, respectively	$13.63	$13.46
Net investment income	0.34	0.34
Net realized and unrealized gains (losses)	(0.03)	0.10
Total net increase	0.31	0.44
Distributions declared to stockholders from net investment income	(0.34)	(0.34)
Net asset value, March 31, 2018 and March 31, 2017, respectively	$13.60	$13.56
Per share market value, March 31, 2018 and March 31, 2017, respectively	$13.15	$14.90
Total return based on market value(2)	(0.46)%	8.09%
Total return based on net asset value(3)	2.30%	3.25%
Shares outstanding at end of period	75,935,093	69,821,693
Average weighted shares outstanding for the period	75,935,093	69,718,698
Average net assets for the period	$1,033,023	$946,651
Ratio to average net assets:
Net investment income	10.10%	10.04%
Total expenses, before waivers/reimbursements	11.18%	10.07%
Total expenses, net of waivers/reimbursements	10.66%	8.52%
Average debt outstanding—Holdings Credit Facility	$322,943	$346,033
Average debt outstanding—Convertible Notes	155,250	155,250
Average debt outstanding—SBA-guaranteed debentures	150,000	121,745
Average debt outstanding—Unsecured Notes	206,000	90,000
Average debt outstanding—NMFC Credit Facility	81,694	34,661
Asset coverage ratio(4)	222.82%	227.10%
Portfolio turnover	4.41%	7.50%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).

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
Note 14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2018, except as discussed below.
On May 2, 2018, the Company's board of directors declared a second quarter 2018 distribution of $0.34 per share payable on June 29, 2018 to holders of record as of June 15, 2018.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of March 31, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2017, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ DELOITTE & TOUCHE LLP

May 7, 2018

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including interest and inflation rates, and its impact on the industries in which we invest;

•	our future operating results, our business prospects and the adequacy of our cash resources and working capital;

•	the ability of our portfolio companies to achieve their objectives;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•	actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital L.L.C. ("New Mountain Capital", defined as New Mountain Capital Group, L.L.C. and its affiliates); and

•	the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2017.
Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2017.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through March 31, 2018, we raised approximately $614.6 million in net proceeds from additional offerings of common stock.
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

Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings”), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”), serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC I”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC I GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. New Mountain Finance SBIC II, L.P. (“SBIC II”) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were also organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC I and SBIC II received licenses from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”). Our wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2018, our top five industry concentrations were business services, software, healthcare services, education and distribution & logistics.
As of March 31, 2018, our net asset value was $1,033.0 million and our portfolio had a fair value of approximately $1,977.9 million in 89 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.1% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 11.1%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased as cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investment calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the "SBCA"). As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective April 12, 2019. On the same day, the board of directors recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to us at a special meeting of stockholders scheduled to be held on June 8, 2018. If the stockholder proposal is approved by the required votes of our stockholders at such special meeting of stockholders, we would become subject to the 150% minimum asset coverage ratio the day after such stockholder approval instead of April 12, 2019. Changing the asset coverage ratio would permit us to double our leverage, which would result in increased leverage risk and increased expenses.
On April 25, 2018, NMFC and SkyKnight Income II, LLC ("SkyKnight II") entered into a limited liability company agreement to establish a joint venture, NMFC Senior Loan Program III LLC ("SLP III"). NMFC and SkyKnight II have committed to provide $80.0 million and $20.0 million, respectively, of equity to SLP III. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. All investment decisions must be unanimously approved by the investment committee of SLP III, which has equal representations from NMFC and SkyKnight II. On May 2, 2018, SLP III closed its $300.0 million revolving credit facility with Citibank, N.A. which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum.
On April 27, 2018, we exited our investment in American Tire Distributors, Inc. (“ATD”), due to ATD’s reported loss of its largest supplier. As of March 31, 2018, our investment in ATD had a cost basis of approximately $12.3 million and a fair value of approximately $12.8 million. The sale will result in a realized loss of approximately $5.8 million for the quarter ended June 30, 2018.
On May 2, 2018, our board of directors declared a second quarter 2018 distribution of $0.34 per share payable on June 29, 2018 to holders of record as of June 15, 2018.
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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2018:

(in thousands)	Total	Level I	Level II	Level III
First lien	$738,027	$—	$88,636	$649,391
Second lien	774,515	—	336,379	438,136
Subordinated	67,918	—	39,726	28,192
Equity and other	397,463	17	—	397,446
Total investments	$1,977,923	$17	$464,741	$1,513,165
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2018, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2018, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2018 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2018	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$424,391	Market & income approach	EBITDA multiple	2.0x	20.0x	11.6x
			Revenue multiple	1.3x	6.0x	3.2x
			Discount rate	7.0%	12.3%	9.5%
	145,485	Market quote	Broker quote	N/A	N/A	N/A
	79,515	Other	N/A(1)	N/A	N/A	N/A
Second lien	247,912	Market & income approach	EBITDA multiple	7.5x	16.8x	12.7x
			Revenue multiple	N/A	N/A	N/A
			Discount rate	9.5%	13.3%	11.3%
	190,224	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	28,192	Market & income approach	EBITDA multiple	4.5x	12.3x	9.0x
			Revenue multiple	N/A	N/A	N/A
			Discount rate	8.0%	14.5%	13.1%
Equity and other	396,225	Market & income approach	EBITDA multiple	2.5x	18.0x	11.1x
			Revenue multiple	N/A	N/A	N/A
			Discount rate	7.0%	23.2%	12.2%
	1,221	Black Scholes analysis	Expected life in years	8.0	8.0	8.0
			Volatility	39.3%	39.3%	39.3%
			Discount rate	3.0%	3.0%	3.0%
	$1,513,165

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
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of March 31, 2018, SLP I had total investments with an aggregate fair value of approximately $351.5 million, debt outstanding of $235.4 million and capital that had been called and funded of $93.0 million. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $223.7 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of March 31, 2018 and December 31, 2017.

We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2018 and March 31, 2017, we earned approximately $0.3 million and $0.3 million, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2018 and December 31, 2017, approximately $0.6 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2018 and March 31, 2017, we earned approximately $0.8 million and $1.0 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2018 and December 31, 2017, approximately $0.9 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between us and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint vesenture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from us and SkyKnight. SLP II has a three year investment period and will continue in existence until April 12, 2021. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions were completed. Any decision by SLP II to call down on capital commitments required approval by the board of managers of SLP II. As of March 31, 2018, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of March 31, 2018 and December 31, 2017.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. Effective April 1, 2018, SLP II's revolving credit facility will bear interest at a rate of LIBOR plus 1.60% per annum. As of March 31, 2018 and December 31, 2017, SLP II had total investments with an aggregate fair value of approximately $372.1 million and $382.5 million, respectively, and debt outstanding under its credit facility of $255.1 million and $266.3 million, respectively. As of March 31, 2018 and December 31, 2017, none of SLP II's investments were on non-accrual. Additionally, as of March 31, 2018 and December 31, 2017, SLP II had unfunded commitments in the form of delayed draws of $5.9 million and $4.9 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
First lien investments (1)	376,233	386,100
Weighted average interest rate on first lien investments (2)	6.36%	6.05%
Number of portfolio companies in SLP II	32	35
Largest portfolio company investment (1)	17,281	17,369
Total of five largest portfolio company investments (1)	79,442	81,728

(1)	Reflects principal amount or par value of investments.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of March 31, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	5.63% (L + 3.75%)	2/27/2025	$8,273	$8,232	$8,379
ADG, LLC	Healthcare Services	6.63% (L + 4.75%)	9/28/2023	16,991	16,852	16,736
ASG Technologies Group, Inc.	Software	5.38% (L + 3.50%)	7/31/2024	7,463	7,428	7,490
AVSC Holding Corp.	Business Services	5.13% (L + 3.25%)	3/3/2025	1,500	1,496	1,503
Beaver-Visitec International Holdings, Inc.	Healthcare Products	7.30% (L + 5.00%)	8/21/2023	14,775	14,656	14,849
DigiCert, Inc.	Business Services	6.52% (L + 4.75%)	10/31/2024	10,000	9,952	10,129
FPC Holdings, Inc.	Distribution & Logistics	5.88% (L + 4.50%)	11/18/2022	15,000	14,550	14,681
Globallogic Holdings Inc.	Business Services	6.05% (L + 3.75%)	6/20/2022	9,677	9,615	9,762
Greenway Health, LLC	Software	6.55% (L + 4.25%)	2/16/2024	14,887	14,823	15,036
Idera, Inc.	Software	6.38% (L + 4.50%)	6/28/2024	12,588	12,472	12,729
J.D. Power (fka J.D. Power and Associates)	Business Services	6.55% (L + 4.25%)	9/7/2023	13,324	13,276	13,390
Keystone Acquisition Corp.	Healthcare Services	7.55% (L + 5.25%)	5/1/2024	5,373	5,325	5,407
LSCS Holdings, Inc.	Healthcare Services	6.40% (L + 4.25%)	3/17/2025	4,400	4,378	4,389
Market Track, LLC	Business Services	6.55% (L + 4.25%)	6/5/2024	11,910	11,856	11,940
Medical Solutions Holdings, Inc.	Healthcare Services	5.63% (L + 3.75%)	6/14/2024	6,965	6,933	6,998
Ministry Brands, LLC	Software	6.88% (L + 5.00%)	12/2/2022	2,132	2,123	2,132
Ministry Brands, LLC	Software	6.88% (L + 5.00%)	12/2/2022	7,748	7,717	7,748
Navex Global, Inc.	Software	6.13% (L + 4.25%)	11/19/2021	14,859	14,695	14,924
Navicure, Inc.	Healthcare Services	5.63% (L + 3.75%)	11/1/2024	14,962	14,891	15,056
OEConnection LLC	Business Services	6.46% (L + 4.00%)	11/22/2024	14,963	14,890	15,056
Pathway Partners Vet Management Company LLC	Consumer Services	6.13% (L + 4.25%)	10/10/2024	1,878	1,868	1,882
Pathway Partners Vet Management Company LLC	Consumer Services	6.13% (L + 4.25%)	10/10/2024	6,945	6,913	6,963
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.56% (L + 5.25%)	4/29/2024	10,421	10,375	10,499
Poseidon Intermediate, LLC	Software	6.13% (L + 4.25%)	8/15/2022	14,852	14,849	14,926
Project Accelerate Parent, LLC	Business Services	5.94% (L + 4.25%)	1/2/2025	15,000	14,927	15,131
PSC Industrial Holdings Corp.	Industrial Services	6.04% (L + 4.25%)	10/11/2024	10,474	10,375	10,578
Quest Software US Holdings Inc.	Software	7.27% (L + 5.50%)	10/31/2022	9,899	9,780	10,095
Salient CRGT Inc.	Federal Services	7.63% (L + 5.75%)	2/28/2022	14,076	13,962	14,252
Severin Acquisition, LLC	Software	6.64% (L + 4.75%)	7/30/2021	14,850	14,793	14,999
Shine Acquisition Co. S.a.r.l./ Boing US Holdco Inc.	Consumer Services	5.29% (L + 3.50%)	10/3/2024	14,962	14,927	15,047
Sierra Acquisition Inc.	Food & Beverage	6.13% (L + 4.25%)	11/11/2024	3,741	3,723	3,772
WP CityMD Bidco LLC	Healthcare Services	6.30% (L + 4.00%)	6/7/2024	14,925	14,891	15,009
YI, LLC	Healthcare Services	6.30% (L + 4.00%)	11/7/2024	1,103	1,111	1,109
YI, LLC	Healthcare Services	6.30% (L + 4.00%)	11/7/2024	12,130	12,119	12,190
Zywave, Inc.	Software	7.18% (L + 5.00%)	11/17/2022	17,281	17,212	17,281
Total Funded Investments				$370,327	$367,985	$372,067
Unfunded Investments - First lien:
Access CIG, LLC	Business Services	—	8/27/2018	$1,727	$—	$22
LSCS Holdings, Inc.	Healthcare Services	—	9/17/2018	1,100	(6)	(3)
Pathway Partners Vet Management Company LLC	Consumer Services	—	10/10/2019	1,142	(6)	3
YI, LLC	Healthcare Services	—	11/7/2018	1,937	(10)	10
Total Unfunded Investments				$5,906	$(22)	$32
				$376,233	$367,963	$372,099

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2018.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP II.

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2017:

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

Below is certain summarized financial information for SLP II as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017:

Selected Balance Sheet Information:	March 31, 2018	December 31, 2017
	(in thousands)	(in thousands)
Investments at fair value (cost of $367,963 and $379,075, respectively)	$372,099	$382,534
Receivable from unsettled securities sold	19,466	—
Cash and other assets	7,585	8,065
Total assets	$399,150	$390,599

Credit facility	$255,070	$266,270
Deferred financing costs	(1,818)	(1,966)
Payable for unsettled securities purchased	34,636	15,964
Distribution payable	3,300	3,500
Other liabilities	3,191	2,891
Total liabilities	294,379	286,659

Members' capital	$104,771	$103,940
Total liabilities and members' capital	$399,150	$390,599

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2018	March 31, 2017
	(in thousands)	(in thousands)
Interest income	$5,630	$5,173
Other income	22	214
Total investment income	5,652	5,387

Interest and other financing expenses	2,428	1,849
Other expenses	224	162
Total expenses	2,652	2,011
Net investment income	3,000	3,376

Net realized gains on investments	453	1,108
Net change in unrealized appreciation (depreciation) of investments	677	(106)
Net increase in members' capital	$4,130	$4,378
For the three months ended March 31, 2018 and March 31, 2017, we earned approximately $2.6 million and $3.4 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of March 31, 2018 and December 31, 2017, approximately $2.6 million and $2.8 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2018.
Below is certain summarized property information for NMNLC as of March 31, 2018:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2018
				(in thousands)	(in thousands)
NM GLCR LLC	Artic Glacier U.S.A.	2/28/2038	Los Angeles, CA/ San Diego, CA/ Bakersfield, CA/ East Bay, CA	214	$14,750
NM CLFX LP	Victor Equipment Company	08/31/2033	Denton, TX	423	12,538
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	Rockville, MD	95	8,328
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Ontario, Canada	436	8,234
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	Jonesboro, AR	195	5,446
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	Fort Payne, AL/Cleveland, OH	261	5,206
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	Holland, MI	88	2,215
					$56,717
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2018 and December 31, 2017, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a carrying value of $25.2 million and $25.2 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and generally due at maturity or when redeemed by the issuer. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2018 and March 31, 2017, we recognized PIK and non-cash interest from investments of $1.7 million and $0.9 million, respectively, and PIK and non-cash dividends from investments of $6.8 million and $1.5 million, respectively.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2018:

(in millions)	March 31, 2018
Investment Rating	Fair Value	Percent
Investment Rating 1	$172.2	8.7%
Investment Rating 2	1,805.2	91.3%
Investment Rating 3	—	—%
Investment Rating 4	0.5	—%
	$1,977.9	100.0%
As of March 31, 2018, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of two portfolio companies that had an Investment Rating of 4.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and commons shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of March 31, 2018, our investments in EDMC had an aggregate cost basis of $1.5 million, an aggregate fair value of $0.1 million and total unearned interest income of less than $0.1 million for the three months then ended.
Our preferred shares and warrants in Ancora Acquisition LLC ("Ancora") have an investment rating of 4. As of March 31, 2018, our investments in Ancora had an aggregate cost basis of $0.1 million and an aggregate fair value of $0.4 million.
Portfolio and Investment Activity
The fair value of our investments was approximately $1,977.9 million in 89 portfolio companies at March 31, 2018 and approximately $1,825.7 million in 84 portfolio companies at December 31, 2017.

The following table shows our portfolio and investment activity for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
(in millions)	March 31, 2018	March 31, 2017
New investments in 21 and 24 portfolio companies, respectively	$237.8	$349.4
Debt repayments in existing portfolio companies	84.0	99.1
Sales of securities in 1 and 8 portfolio companies, respectively	3.1	34.7
Change in unrealized appreciation on 22 and 42 portfolio companies, respectively	5.0	13.3
Change in unrealized depreciation on 61 and 32 portfolio companies, respectively	(7.2)	(7.1)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017
Revenue

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Interest income	$36,739	$33,998
Total dividend income	12,357	6,733
Other income	3,793	2,576
Total investment income	$52,889	$43,307
Our total investment income increased by approximately $9.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, total investment income of $52.9 million consisted of approximately $32.8 million in cash interest from investments, approximately $1.7 million in PIK and non-cash interest from investments, approximately $1.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $0.9 million, approximately $5.6 million in cash dividends from investments, $6.8 million in PIK and non-cash dividends from investments and approximately $3.8 million in other income. The 22% increase in total investment income primarily results from increased interest income due to rising LIBOR rates and prepayment fees from three different portfolio companies. The increase in dividend income of approximately $5.6 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was attributable to PIK and non-cash dividend income from five equity positions. The increase of approximately $1.2 million of other income during the three months ended March 31, 2018, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees from twelve different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Management fee	$8,692	$7,614
Less: management fee waiver	(1,322)	(1,356)
Total management fee	7,370	6,258
Incentive fee	6,434	5,408
Less: incentive fee waiver	—	(1,800)
Total incentive fee	6,434	3,608
Interest and other financing expenses	11,290	8,376
Professional fees	694	850
Administrative expenses	939	708
Other general and administrative expenses	410	466
Total expenses	27,137	20,266
Less: expenses waived and reimbursed	—	(470)
Net expenses before income taxes	27,137	19,796
Income tax expense	16	80
Net expenses after income taxes	$27,153	$19,876
Our total net operating expenses increased by approximately $7.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Our management fee increased by approximately $1.1 million, net of a management fee waiver, and our incentive fees increased by approximately $2.8 million, net of an incentive fee waiver, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in management fees and incentive fees from the three months ended March 31, 2017 to the three months ended March 31, 2018 was attributable to larger invested balances, driven by the proceeds from our April 2017 primary offering of our common stock, our unsecured notes issuances, our January 2018 unsecured notes issuance and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. Additionally, no incentive fees were waived for the three months ended March 31, 2018 as compared to an incentive fee waiver of $1.8 million for the three months ended March 31, 2017.
Interest and other financing expenses increased by approximately $2.9 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to our issuances of unsecured notes and higher drawn balances on our SBA-guaranteed debentures and NMFC Credit Facility (as defined below). Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net realized gains on investments	$206	$826
Net change in unrealized (depreciation) appreciation of investments	(2,168)	6,205
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(12)	(800)
Benefit for taxes	82	755
Net realized and unrealized gains (losses)	$(1,892)	$6,986
Our net realized gains and unrealized losss resulted in a net loss of approximately $1.9 million for the three months ended March 31, 2018 compared to net realized and unrealized gains resulting in a net gain of approximately $7.0 million for the same period in 2017. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2018 was primarily driven by the overall decrease in the market prices of our investments during the period. The benefit for income taxes was attributable to equity investments that are held as of March 31, 2018 in three of our corporate subsidiaries. The net gain for the three months ended March 31, 2017 was primarily driven by the overall increase in the market prices of our investments during the period.

Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2018, we raised approximately $614.6 million in net proceeds from additional offerings of our common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 200.0% (or 150.0%, if certain requirements), are met after such borrowing.
At March 31, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $29.6 million and $34.9 million, respectively. Our cash used in operating activities during the three months ended March 31, 2018 and March 31, 2017 was approximately $83.8 million and $141.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Borrowings
Holdings Credit Facility—On December 18, 2014, we entered into the Second Amended and Restated Loan and Security Agreement, among us, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian, which is structured as a revolving credit facility and matures on December 18, 2019. On October 24, 2017 we entered into the Third Amended and Restated Loan and Security Agreement (the "Holdings Credit Facility"), among us as the Collateral Manager, NMF Holdings as the Borrower and Wells Fargo Bank, National Association as the Administrative Agent and Collateral Custodian, which extended the maturity date to October 24, 2022.
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
The Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Effective April 1, 2018, the Holdings Credit Facility will bear interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
(in millions)	March 31, 2018	March 31, 2017
Interest expense	$3.1	$2.7
Non-usage fee	$0.2	$0.2
Amortization of financing costs	$0.6	$0.4
Weighted average interest rate	3.9%	3.1%
Effective interest rate	5.0%	3.9%
Average debt outstanding	$322.9	$346.0

As of March 31, 2018 and December 31, 2017, the outstanding balance on the Holdings Credit Facility was $355.7 million and $312.4 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended (together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. On February 27, 2018, we entered into an amendment to the NMFC Credit Facility which extended the maturity date to June 4, 2022. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of March 31, 2018, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $150.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
(in millions)	March 31, 2018	March 31, 2017
Interest expense	$0.9	$0.3
Non-usage fee	$0.1	$0.1
Amortization of financing costs	$0.1	$0.1
Weighted average interest rate	4.2%	3.3%
Effective interest rate	5.1%	5.5%
Average debt outstanding	$81.7	$34.7
As of March 31, 2018 and December 31, 2017, the outstanding balance on the NMFC Credit Facility was $95.0 million and $122.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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

The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of March 31, 2018.

March 31, 2018
Initial conversion premium	12.5%
Initial conversion rate (1)	62.7746
Initial conversion price	$15.93
Conversion premium at March 31, 2018	11.7%
Conversion rate at March 31, 2018 (1)(2)	63.2794
Conversion price at March 31, 2018 (2)(3)	$15.80
Last conversion price calculation date	June 3, 2017

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2018 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
(in millions)	March 31, 2018		March 31, 2017
Interest expense	$1.9		$1.9
Amortization of financing costs	$0.3		$0.3
Amortization of premium	$—	(1)	$—	(1)
Effective interest rate	5.8%		5.8%
Average debt outstanding	$155.3		$155.3

(1)	For the three months ended March 31, 2018 and March 31, 2017, the total amortization of premium was less than $50 thousand.
As of March 31, 2018 and December 31, 2017, the outstanding balance on the Convertible Notes was $155.3 million and $155.3 million, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
Unsecured Notes—On May 6, 2016, we issued $50.0 million in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes" and together with the 2016 Unsecured Notes and 2017A Unsecured Notes, the "Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. The NPA provides for future issuances of Unsecured Notes in separate series or tranches. The Unsecured Notes are equal in priority with our other unsecured indebtedness, including our Convertible Notes.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.87%, payable semi-annually on February 15 and August 15 of each year, which commences on August 15, 2018. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the Unsecured Notes at par, in which case holders of the Unsecured Notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the Unsecured Notes at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at NMFC or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of NMFC or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
(in millions)	March 31, 2018	March 31, 2017
Interest expense	$2.6	$1.2
Amortization of financing costs	$0.2	$0.1
Weighted average interest rate	5.1%	5.3%
Effective interest rate	5.4%	5.8%
Average debt outstanding	$206.0	$90.0
As of March 31, 2018 and December 31, 2017, the outstanding balance on the Unsecured Notes was $235.0 million and $145.0 million, respectively, and we were in compliance with the terms of the NPA.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, SBIC I and SBIC II received SBIC licenses from the SBA to operate as SBICs.
The SBIC license allows SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to us, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I and SBIC II over our stockholders in the event SBIC I and SBIC are liquidated or the SBA exercises remedies upon an event of default.
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.
As of March 31, 2018 and December 31, 2017, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of March 31, 2018 and December 31, 2017, SBIC II had regulatory capital of $2.5 million and $2.5 million, respectively, and no SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of March 31, 2018.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
March 21, 2018	March 1, 2028	15.3	3.187%	0.742%
Total SBA-guaranteed debentures		$150.0
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended
(in millions)	March 31, 2018	March 31, 2017
Interest expense	$1.2	$1.0
Amortization of financing costs	$0.1	$0.1
Weighted average interest rate	3.1%	3.2%
Effective interest rate	3.5%	3.5%
Average debt outstanding	$150.0	$121.7
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible small businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2018 and December 31, 2017, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2018 and December 31, 2017, we had outstanding commitments to third parties to fund investments totaling $81.9 million and $77.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2018 and December 31, 2017, we had commitment letters to purchase investments in an aggregate par amount of $24.0 million and $13.9 million, respectively. As of March 31, 2018 and December 31, 2017, we had not entered into any bridge financing commitments which could require funding in the future.
As of March 31, 2018 we owed $12.0 million related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. We will make semi-annual payments of $3.0 million beginning in June 2018, with the final payment due in December 2019.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2018 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$355.7	$—	$—	$355.7	$—
Unsecured Notes(2)	235.0	—	—	235.0	—
Convertible Notes(3)	155.3	—	155.3	—	—
SBA-guaranteed debentures(4)	150.0	—	—	—	150.0
NMFC Credit Facility(5)	95.0	—	—	95.0	—
Total Contractual Obligations	$991.0	$—	$155.3	$685.7	$150.0

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($355.7 million as of March 31, 2018) must be repaid on or before October 24, 2022. As of March 31, 2018, there was approximately $139.3 million of possible capacity remaining under the Holdings Credit Facility.

(2)
$90.0 million 2016 Unsecured Notes will mature on May 15, 2021 unless earlier repurchased, $55.0 million of 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased and $90.0 million in 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased.

(3)	The $155.3 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(4)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(5)
Under the terms of the $150.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($95.0 million as of March 31, 2018) must be repaid on or before June 4, 2022. As of March 31, 2018, there was approximately $55.0 million of possible capacity remaining under the NMFC Credit Facility.

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
Distributions and Dividends
Distributions declared and paid to stockholders for the three months ended March 31, 2018 totaled approximately $25.8 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2018
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	$0.34
				$0.34
December 31, 2017
Fourth Quarter	November 2, 2017	December 15, 2017	December 28, 2017	$0.34
Third Quarter	August 4, 2017	September 15, 2017	September 29, 2017	0.34
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
				$1.36
December 31, 2016
Fourth Quarter	November 4, 2016	December 15, 2016	December 29, 2016	$0.34
Third Quarter	August 2, 2016	September 16, 2016	September 30, 2016	0.34
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2018, approximately $0.7 million of indirect administrative expenses were included in administrative expenses, of which none of the indirect administrative expenses were waived by the Administrator. As of March 31, 2018, $1.1 million of indirect administrative expenses were included in payable to affiliates.

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
We are subject to certain financial market risks, such as interest rate fluctuations. During the three months ended March 31, 2018, certain of the loans held in our portfolio had floating interest rates. As of March 31, 2018, approximately 86.8% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 13.2% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2018. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2018. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2018, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2018. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.08%	(1)
Base Interest Rate	—%
+100 Basis Points	7.89%
+200 Basis Points	15.91%
+300 Basis Points	23.92%

(1)	Limited to the lesser of the March 31, 2018 LIBOR rates or a decrease of 25 basis points.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
There have been no material changes during the three months ended March 31, 2018 to the Legal Proceedings discussed in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2017.
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2018. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

The terms of our credit facilities may contractually limit our ability to incur additional indebtedness.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. We believe that having the flexibility to incur additional leverage could augment the returns to our stockholders and would be in the best interests of our stockholders. Even though our board of directors has approved a resolution permitting the Company to be subject to a 150% asset coverage ratio to be effective on April 12, 2019, and if we receive approval of our stockholders to be effective the day after a special stockholder’s meeting scheduled to be held on June 8, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Currently, our NMFC Credit Facility restricts our ability to incur additional indebtedness if after incurring such additional debt, our asset coverage ratio would be below 200%. We cannot assure you that we will be able to negotiate a change to our credit facilities to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.

Recent legislation may allow us to incur additional leverage which could increase the risk of investing in the Company.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). (i.e., the amount of debt may not exceed 66.7% of the value of our assets). However, on March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCA, was signed into law. The SBCA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150% (i.e., the amount of debt may not exceed 66.7% of the value of our assets), subject to certain requirements described therein. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective April 12, 2019. On the same day, the board of directors recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at a special meeting of stockholders scheduled to be held on June 8, 2018. If the stockholder proposal is approved by the required votes of the Company’s stockholders at such special meeting of stockholders, the Company would become subject to the 150% minimum asset coverage ratio the day after such stockholder approval instead of April 12, 2019. Changing the asset coverage ratio would permit the Company to double its leverage, which would result in increased leverage risk and increased expenses.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

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
We did not engage in unregistered sales of equity securities during the quarter ended March 31, 2018.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended March 31, 2018, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 29, 2017, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2018 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended March 31, 2018.

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

10.1
Amendment No. 3, dated February 27, 2018 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(4)

10.2
Commitment Increase Agreement, dated January 25, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent for said Lenders and Syndication Agent(4)

10.3
First Amendment to Loan and Security Agreement, date as of March 30, 2018, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian.(5)

10.4	Limited Liability Company Agreement for Senior Loan Program III LLC, dated April 25, 2018

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation’s annual report on Form 10-K filed on February 28, 2018.

(5)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on April 5, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2018.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)