Form 10-Q
period 2018-06-30
New Mountain Finance Corp
filed 2018-08-07
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of August 7, 2018
Common stock, par value $0.01 per share	76,106,372

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,579,140 and $1,438,889, respectively)	$1,584,412	$1,462,182
Non-controlled/affiliated investments (cost of $172,898 and $180,380, respectively)	184,376	178,076
Controlled investments (cost of $308,628 and $171,958, respectively)	329,230	185,402
Total investments at fair value (cost of $2,060,666 and $1,791,227, respectively)	2,098,018	1,825,660
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	25,200	25,212
Cash and cash equivalents	33,948	34,936
Interest and dividend receivable	42,397	31,844
Receivable from affiliates	952	343
Other assets	5,426	10,023
Total assets	$2,205,941	$1,928,018
Liabilities
Borrowings
Holdings Credit Facility	$390,463	$312,363
Unsecured Notes	235,000	145,000
SBA-guaranteed debentures	163,000	150,000
Convertible Notes	155,357	155,412
NMFC Credit Facility	150,000	122,500
Deferred financing costs (net of accumulated amortization of $19,229 and $16,578, respectively)	(15,109)	(15,777)
Net borrowings	1,078,711	869,498
Payable for unsettled securities purchased	29,903	—
Management fee payable	22,240	7,065
Incentive fee payable	19,535	6,671
Interest payable	7,099	5,107
Payable to affiliates	2,488	863
Deferred tax liability	1,878	894
Other liabilities	11,441	2,945
Total liabilities	1,173,295	893,043
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 76,106,372 and 75,935,903 shares issued and outstanding, respectively	761	759
Paid in capital in excess of par	1,055,796	1,053,468
Accumulated undistributed net investment income	38,986	39,165
Accumulated undistributed net realized losses on investments	(83,084)	(76,681)
Net unrealized appreciation (depreciation) (net of provision for taxes of $1,878 and $894, respectively)	20,187	18,264
Total net assets	$1,032,646	$1,034,975
Total liabilities and net assets	$2,205,941	$1,928,018
Number of shares outstanding	76,106,372	75,935,093
Net asset value per share	$13.57	$13.63

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investment income
From non-controlled/non-affiliated investments:
Interest income	$38,510	$36,518	$73,946	$69,394
Dividend income	—	120	486	159
Non-cash dividend income	1,439	1	2,763	13
Other income	1,013	2,084	3,881	4,349
From non-controlled/affiliated investments:
Interest income	210	712	312	1,359
Dividend income	791	842	1,636	1,846
Non-cash dividend income	4,017	3,987	8,026	4,631
Other income	912	296	1,214	594
From controlled investments:
Interest income	1,370	409	2,571	884
Dividend income	4,591	3,867	8,830	8,080
Non-cash dividend income	1,508	853	2,962	1,674
Other income	237	330	860	343
Total investment income	54,598	50,019	107,487	93,326
Expenses
Incentive fee	6,430	6,449	12,864	11,857
Management fee	9,301	8,275	17,993	15,889
Interest and other financing expenses	12,824	9,045	24,114	17,421
Professional fees	708	722	1,402	1,572
Administrative expenses	822	662	1,761	1,370
Other general and administrative expenses	518	402	928	868
Total expenses	30,603	25,555	59,062	48,977
Less: management and incentive fees waived (See Note 5)	(1,495)	(1,485)	(2,817)	(4,641)
Less: expenses waived and reimbursed (See Note 5)	(276)	(4)	(276)	(474)
Net expenses	28,832	24,066	55,969	43,862
Net investment income before income taxes	25,766	25,953	51,518	49,464
Income tax expense	45	155	61	235
Net investment income	25,721	25,798	51,457	49,229
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(6,609)	(26,453)	(6,403)	(25,627)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(14,500)	26,631	(18,021)	34,610
Non-controlled/affiliated investments	8,270	(298)	10,079	(594)
Controlled investments	11,317	1,519	10,861	41
Securities purchased under collateralized agreements to resell	—	(33)	(12)	(833)
(Provision) benefit for taxes	(1,066)	164	(984)	919
Net realized and unrealized gains (losses)	(2,588)	1,530	(4,480)	8,516
Net increase in net assets resulting from operations	$23,133	$27,328	$46,977	$57,745
Basic earnings per share	$0.30	$0.36	$0.62	$0.80
Weighted average shares of common stock outstanding - basic (See Note 11)	75,938,857	75,383,387	75,936,986	72,566,825
Diluted earnings per share	$0.29	$0.34	$0.58	$0.74
Weighted average shares of common stock outstanding - diluted (See Note 11)	85,762,984	85,207,514	85,761,113	82,390,952
Distributions declared and paid per share	$0.34	$0.34	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$51,457	$49,229
Net realized losses on investments	(6,403)	(25,627)
Net change in unrealized appreciation of investments	2,919	34,057
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(12)	(833)
(Provision) benefit for taxes	(984)	919
Net increase in net assets resulting from operations	46,977	57,745
Capital transactions
Net proceeds from shares sold	—	81,478
Deferred offering costs	—	(172)
Distributions declared to stockholders from net investment income	(51,636)	(49,398)
Reinvestment of distributions	2,330	3,208
Other	—	(81)
Total net (decrease) increase in net assets resulting from capital transactions	(49,306)	35,035
Net (decrease) increase in net assets	(2,329)	92,780
Net assets at the beginning of the period	1,034,975	938,562
Net assets at the end of the period	$1,032,646	$1,031,342

Capital share activity
Shares sold	—	5,750,000
Shares issued from the reinvestment of distributions	171,279	180,451
Shares reissued from repurchase program in connection with the reinvestment of distributions	—	37,573
Net increase in shares outstanding	171,279	5,968,024

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$46,977	$57,745
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses on investments	6,403	25,627
Net change in unrealized appreciation of investments	(2,919)	(34,057)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	12	833
Amortization of purchase discount	(2,592)	(2,495)
Amortization of deferred financing costs	2,651	1,991
Amortization of premium on Convertible Notes	(55)	(55)
Non-cash investment income	(8,559)	(3,864)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(549,417)	(607,755)
Proceeds from sales and paydowns of investments	296,835	330,586
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	588	189
Cash paid for purchase of drawn portion of revolving credit facilities	(11,631)	—
Cash paid on drawn revolvers	(11,004)	(7,344)
Cash repayments on drawn revolvers	9,938	2,897
Interest and dividend receivable	(10,553)	(6,822)
Receivable from unsettled securities sold	—	990
Receivable from affiliates	(609)	(32)
Other assets	4,597	(1,543)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	29,903	21,411
Management fee payable	15,175	7,196
Incentive fee payable	12,864	4,312
Interest payable	1,992	229
Payable to affiliates	1,625	525
Deferred tax liability	984	(919)
Other liabilities	8,469	(845)
Net cash flows used in operating activities	(158,326)	(211,200)
Cash flows from financing activities
Net proceeds from shares sold	—	81,478
Distributions paid	(49,306)	(46,190)
Offering costs paid	(40)	(289)
Proceeds from Holdings Credit Facility	152,500	278,200
Repayment of Holdings Credit Facility	(74,400)	(283,000)
Proceeds from Unsecured Notes	90,000	55,000
Proceeds from SBA-guaranteed debentures	13,000	5,000
Proceeds from NMFC Credit Facility	120,000	232,100
Repayment of NMFC Credit Facility	(92,500)	(119,600)
Deferred financing costs paid	(1,916)	(1,009)
Other	—	(81)
Net cash flows provided by financing activities	157,338	201,609
Net decrease in cash and cash equivalents	(988)	(9,591)
Cash and cash equivalents at the beginning of the period	34,936	45,928
Cash and cash equivalents at the end of the period	$33,948	$36,337
Supplemental disclosure of cash flow information
Cash interest paid	$18,871	$14,567
Income taxes paid	216	175
Non-cash operating activities:
Non-cash activity on investments	$1,346	$—
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$2,330	$2,648
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	—	560
Accrual for offering costs	904	1,095
Accrual for deferred financing costs	170	128

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Perfect Smile ULC**
Healthcare Services	Second lien (3)	9.59% (L+ 7.50%/M)	6/1/2018	6/8/2026	$18,000	$17,820	$17,820	1.73%
Total Funded Debt Investments - Canada					$18,000	$17,820	$17,820	1.73%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (3)	9.86% (L + 7.50%/Q)	9/25/2017	10/3/2025	$43,853	$43,604	$43,990	4.26%
Air Newco LLC**
Software	First lien (2)	6.78% (L + 4.75%/M)	5/25/2018	5/31/2024	20,176	20,125	20,276	1.96%
Total Funded Debt Investments - United Kingdom					$64,029	$63,729	$64,266	6.22%
Funded Debt Investments - United States
Benevis Holding Corp.
Healthcare Services	First lien (2)(10)	8.66% (L + 6.32%/Q)	3/15/2018	3/15/2024	$58,676	$58,676	$58,676
	First lien (3)(10)	8.66% (L + 6.32%/Q)	3/15/2018	3/15/2024	20,639	20,639	20,639
					79,315	79,315	79,315	7.68%
Integro Parent Inc.
Business Services	First lien (2)	8.06% (L + 5.75%/Q)	10/9/2015	10/31/2022	51,509	51,181	51,251
	Second lien (3)	11.56% (L + 9.25%/Q)	10/9/2015	10/30/2023	10,000	9,925	9,950
					61,509	61,106	61,201	5.93%
AmWINS Group, Inc.
Business Services	Second lien (3)	8.84% (L + 6.75%/M)	1/19/2017	1/25/2025	57,000	56,815	57,570	5.57%
Alegeus Technologies, LLC
Healthcare Services	Second lien (3)(10)	10.83% (L + 8.50%/Q)	4/28/2017	10/30/2023	23,500	23,500	23,500
	Second lien (4)(10)	10.83% (L + 8.50%/Q)	4/28/2017	10/30/2023	22,500	22,500	22,500
					46,000	46,000	46,000	4.45%
Quest Software US Holdings Inc.
Software	Second lien (2)	10.58% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,263	43,806	4.24%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	10.25% (P + 5.25%/M)	5/15/2015	4/20/2021	19,013	18,914	19,013
	First lien (2)	10.25% (P + 5.25%/M)	5/15/2015	4/20/2021	7,674	7,579	7,674
	First lien (3)	10.25% (P + 5.25%/M)	2/24/2017	4/20/2021	5,975	5,877	5,975
	First lien (4)	10.25% (P + 5.25%/M)	5/15/2015	4/20/2021	2,637	2,622	2,637
	First lien (3)(11) - Drawn	10.25% (P + 5.25%/M)	6/24/2016	4/20/2021	1,877	1,862	1,877
	First lien (2)	10.25% (P + 5.25%/M)	3/31/2016	4/20/2021	1,623	1,601	1,623
	First lien (3)(11) - Drawn	10.25% (P + 5.25%/M)	12/29/2017	4/20/2021	1,395	1,381	1,395
	First lien (4)	10.25% (P + 5.25%/M)	5/15/2015	4/20/2021	493	486	493
					40,687	40,322	40,687	3.94%
Salient CRGT Inc.
Federal Services	First lien (2)	7.84% (L + 5.75%/M)	1/6/2015	2/28/2022	39,616	39,206	40,210	3.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	$39,700	$39,639	$39,700	3.84%
NM GRC Holdco, LLC
Business Services	First lien (2)(10)	7.83% (L + 5.50%/Q)	2/9/2018	2/9/2024	38,930	38,746	38,735	3.75%
Frontline Technologies Group Holdings, LLC
Education	First lien (4)(10)	8.59% (L + 6.50%/M)	9/18/2017	9/18/2023	22,500	22,349	22,185
	First lien (2)(10)	8.59% (L + 6.50%/M)	9/18/2017	9/18/2023	16,666	16,555	16,433
					39,166	38,904	38,618	3.74%
Kronos Incorporated
Software	Second lien (2)	10.61% (L + 8.25%/Q)	10/26/2012	11/1/2024	36,000	35,533	37,305	3.61%
Valet Waste Holdings, Inc.
Business Services	First lien (2)(10)	8.34% (L + 6.25%/M)	9/24/2015	9/24/2021	29,175	28,958	29,175
	First lien (2)(10)	8.34% (L + 6.25%/M)	7/27/2017	9/24/2021	3,713	3,683	3,713
	First lien (3)(10)(11) - Drawn	9.09% (L + 7.00%/M)	9/24/2015	9/24/2021	1,350	1,333	1,350
					34,238	33,974	34,238	3.32%
Navicure, Inc.
Healthcare Services	Second lien (3)	9.59% (L + 7.50%/M)	10/23/2017	10/31/2025	31,470	31,386	31,627	3.06%
Severin Acquisition, LLC
Software	Second lien (3)(10)	11.11% (L + 8.75%/Q)	2/1/2017	7/29/2022	14,518	14,375	14,663
	Second lien (4)(10)	11.11% (L + 8.75%/Q)	7/31/2015	7/29/2022	5,000	4,967	5,000
	Second lien (4)(10)	11.11% (L + 8.75%/Q)	11/5/2015	7/29/2022	4,154	4,126	4,154
	Second lien (4)(10)	11.61% (L + 9.25%/Q)	2/1/2016	7/29/2022	3,273	3,250	3,273
	Second lien (3)(10)	11.36% (L + 9.00%/Q)	10/14/2016	7/29/2022	2,361	2,343	2,361
	Second lien (3)(10)	11.61% (L + 9.25%/Q)	8/8/2016	7/29/2022	1,825	1,811	1,825
	Second lien (4)(10)	11.61% (L + 9.25%/Q)	8/8/2016	7/29/2022	300	298	300
					31,431	31,170	31,576	3.06%
TDG Group Holding Company
Consumer Services	First lien (2)(10)	7.83% (L + 5.50%/Q)	5/22/2018	5/31/2024	30,263	30,114	30,112
	First lien (3)(10)(11) - Drawn	7.59% (L + 5.50%/M)	5/22/2018	5/31/2024	504	502	502
					30,767	30,616	30,614	2.96%
Ansira Holdings, Inc.
Business Services	First lien (2)	7.86% (L + 5.75%/M)	12/19/2016	12/20/2022	25,790	25,688	25,725
	First lien (3)	7.86% (L + 5.75%/M)	4/16/2018	12/20/2022	2,097	2,088	2,092
	First lien (3)(11) - Drawn	7.73% (L + 5.75%/M)	12/19/2016	12/20/2022	826	823	824
					28,713	28,599	28,641	2.77%
Wirepath LLC
Distribution & Logistics	First lien (2)	6.83% (L + 4.50%/Q)	7/31/2017	8/5/2024	27,592	27,468	27,747	2.69%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.84% (L + 5.75%/M)	6/15/2017	6/17/2024	27,054	26,875	27,054	2.62%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
SW Holdings, LLC
Business Services	Second lien (4)(10)	11.08% (L + 8.75%/Q)	6/30/2015	12/30/2021	$18,161	$18,037	$18,210
	Second lien (3)(10)	11.08% (L + 8.75%/Q)	4/16/2018	12/30/2021	6,181	6,122	6,198
					24,342	24,159	24,408	2.36%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	7.58% (L + 5.25%/Q)	5/10/2017	5/1/2024	19,850	19,677	19,838
	Second lien (3)	11.58% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,458	4,534
					24,350	24,135	24,372	2.36%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(10)	9.35% (L + 7.25%/M)	8/4/2015	8/4/2022	17,451	17,337	17,451
	First lien (4)(10)	8.34% (L + 6.25%/M)	6/16/2017	8/4/2022	4,554	4,535	4,554
	First lien (2)(10)	8.34% (L + 6.25%/M)	9/25/2017	8/4/2022	1,155	1,150	1,155
	First lien (4)(10)	8.34% (L + 6.25%/M)	9/25/2017	8/4/2022	508	506	508
					23,668	23,528	23,668	2.29%
AAC Holding Corp.
Education	First lien (2)(10)	10.24% (L + 8.25%/M)	9/30/2015	9/30/2020	22,782	22,611	22,782	2.21%
EN Engineering, LLC
Business Services	First lien (2)(10)	8.09% (L + 6.00%/M)	7/30/2015	6/30/2021	20,786	20,670	20,786
	First lien (2)(10)	8.09% (L + 6.00%/M)	7/30/2015	6/30/2021	1,202	1,195	1,202
					21,988	21,865	21,988	2.13%
Avatar Topco, Inc. (23)
EAB Global, Inc.
Education	Second lien (3)	10.00% (L + 7.50%/Q)	11/17/2017	11/17/2025	21,450	21,146	21,021	2.04%
Brave Parent Holdings, Inc.
Software	Second lien (5)	9.83% (L + 7.50%/Q)	4/17/2018	4/17/2026	20,231	20,132	20,332	1.97%
Help/Systems Holdings, Inc.
Software	Second lien (5)	9.84% (L + 7.75%/M)	3/23/2018	3/27/2026	20,231	20,132	20,244	1.96%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)(10)	10.84% (L + 8.75%/M)	11/19/2014	11/19/2019	17,891	17,891	17,891
	First lien (3)(10)	10.84% (L + 8.75%/M)	11/19/2014	11/19/2019	1,491	1,491	1,491
	First lien (4)(10)	10.84% (L + 8.75%/M)	11/19/2014	11/19/2019	418	418	418
					19,800	19,800	19,800	1.92%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	9.84% (L + 7.50%/Q)	5/18/2017	6/2/2025	19,500	19,324	19,793	1.92%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)(10)	10.35% (L + 8.25%/M)	7/23/2014	7/23/2020	18,500	18,425	18,500	1.79%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(10)	7.58% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,363	17,269	17,363
	First lien (3)(10)(11) - Drawn	7.58% (L + 5.25%/Q)	12/20/2017	7/2/2021	505	387	505
					17,868	17,656	17,868	1.73%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	9.60% (L + 7.50%/M)	8/25/2017	8/25/2023	18,445	18,302	17,578	1.70%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
VF Holding Corp.
Software	Second lien (3)(10)	11.09% (L + 9.00%/M)	7/7/2016	6/28/2024	$17,086	$17,377	$17,427	1.69%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,744	16,219	1.57%
Hill International, Inc.**
Business Services	First lien (2)(10)	8.08% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,642	15,575	15,642	1.52%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	9.63% (L + 7.25%/Q)	9/29/2016	9/8/2022	15,278	15,156	15,306	1.48%
OEConnection LLC
Business Services	Second lien (3)	10.10% (L + 8.00%/M)	11/22/2017	11/22/2025	15,160	14,962	15,160	1.47%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	11.57% (L + 9.50%/M)	4/18/2016	10/19/2023	15,000	14,705	15,075	1.46%
Xactly Corporation
Software	First lien (4)(10)	9.35% (L + 7.25%/M)	7/31/2017	7/29/2022	14,690	14,563	14,543	1.41%
Transcendia Holdings, Inc.
Packaging	Second lien (3)	10.09% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,318	14,391	1.39%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	7.59% (L + 5.25%/Q)	4/25/2017	4/29/2024	13,959	13,919	14,064	1.36%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	9.59% (L + 7.50%/M)	5/23/2018	5/25/2026	13,450	13,417	13,652	1.32%
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (3)(10)	11.55% (L + 9.25%/Q)(24)	7/14/2015	7/14/2022	27,300	27,061	13,650	1.32%
Castle Management Borrower LLC
Business Services	First lien (2)(10)	8.85% (L + 6.50%/Q)	5/31/2018	2/15/2024	13,413	13,346	13,346	1.29%
Project Accelerate Parent, LLC
Business Services	Second lien (3)(10)	10.50% (L + 8.50%/M)	1/2/2018	1/2/2026	13,473	13,311	13,305	1.29%
Ministry Brands, LLC
Software	Second lien (3)(10)	11.75% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,792	7,840
	First lien (3)	6.10% (L + 4.00%/M)	12/7/2016	12/2/2022	2,978	2,966	2,978
	Second lien (3)(10)	11.75% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,147	2,160
	First lien (3)(10)(11) - Drawn	7.10% (L + 5.00%/M)	12/7/2016	12/2/2022	300	299	300
					13,278	13,204	13,278	1.29%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(10)	—	5/3/2013	—	14,500	14,500	12,180	1.18%
SSH Group Holdings, Inc.
Education	First lien (2)(10)	7.45% (L + 5.00%/Q)	10/13/2017	10/2/2024	8,365	8,326	8,365
	Second lien (3)(10)	11.45% (L + 9.00%/Q)	10/13/2017	10/2/2025	3,363	3,331	3,430
					11,728	11,657	11,795	1.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
CHA Holdings, Inc.
Business Services	Second lien (4)	10.84% (L + 8.75%/Q)	4/3/2018	4/10/2026	$7,012	$6,943	$7,047
	Second lien (3)	10.84% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,409	4,475
					11,465	11,352	11,522	1.12%
Zywave, Inc.
Software	Second lien (4)(10)	11.33% (L + 9.00%/Q)	11/22/2016	11/17/2023	11,000	10,932	11,006
	First lien (3)(10)(11) - Drawn	7.09% (L + 5.00%/M)	11/22/2016	11/17/2022	470	466	470
					11,470	11,398	11,476	1.11%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(10)	8.08% (L + 5.75%/Q)	8/6/2014	8/5/2021	6,383	6,358	6,383
	First lien (2)(10)	8.08% (L + 5.75%/Q)	8/6/2014	8/5/2021	3,043	3,033	3,043
	First lien (2)(10)	8.08% (L + 5.75%/Q)	8/6/2014	8/5/2021	982	978	982
	First lien (2)(10)	8.08% (L + 5.75%/Q)	5/23/2018	8/5/2021	575	565	575
					10,983	10,934	10,983	1.06%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	10.10% (L + 8.00%/M)	7/15/2016	7/15/2021	9,294	9,248	9,326
	First lien (4)(10)	10.10% (L + 8.00%/M)	7/15/2016	7/15/2021	1,549	1,541	1,554
					10,843	10,789	10,880	1.05%
Vectra Co.
Business Products	Second lien (3)	9.34% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,749	10,829	1.05%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.83% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,449	10,561	1.02%
Idera, Inc.
Software	Second lien (4)	11.10% (L + 9.00%/M)	6/27/2017	6/27/2025	10,000	9,862	10,150	0.98%
FPC Holdings, Inc.
Distribution & Logistics	Second lien (3)	11.09% (L + 9.00%/M)	3/28/2018	5/19/2023	10,116	9,725	10,103	0.98%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.59% (L + 5.50%/M)	2/22/2017	8/16/2022	9,663	9,414	9,566	0.93%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	10.59% (L + 8.50%/M)	6/9/2016	9/7/2024	9,333	9,235	9,462	0.92%
JAMF Holdings, Inc.
Software	First lien (3)(10)	10.36% (L + 8.00%/Q)	11/13/2017	11/11/2022	8,757	8,679	8,670	0.84%
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)
Consumer Services	Second lien (4)	10.09% (L + 8.00%/M)	10/4/2017	10/10/2025	7,597	7,561	7,559
	Second lien (4)	10.09% (L + 8.00%/M)	10/4/2017	10/10/2025	403	401	401
					8,000	7,962	7,960	0.77%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	8.30% (L + 6.00%/Q)	9/15/2017	9/15/2023	4,344	4,305	4,301
	First lien (3)(10)(11) - Drawn	8.50% (L + 6.00%/Q)	9/15/2017	9/15/2023	3,265	3,241	3,240
					7,609	7,546	7,541	0.73%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Autodata, Inc. (Autodata Solutions, Inc.)
Business Services	Second lien (3)	9.34% (L + 7.25%/M)	12/12/2017	12/12/2025	$7,406	$7,388	$7,503	0.73%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (3)	9.59% (L + 7.50%/M)	8/16/2017	9/15/2025	7,000	6,935	7,053	0.68%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	9.08% (L + 6.75%/Q)	1/29/2018	2/2/2026	6,732	6,700	6,817	0.66%
DigiCert Holdings, Inc.
Business Services	Second lien (3)	10.09% (L + 8.00%/M)	9/20/2017	10/31/2025	6,898	6,865	6,790	0.66%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	8.84% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,700	6,716	0.65%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.76% (L + 4.75%/M)	1/3/2017	1/5/2024	6,625	6,570	6,683	0.65%
DealerSocket, Inc.
Software	First lien (2)	6.84% (L + 4.75%/M)	4/16/2018	4/26/2023	6,711	6,662	6,644	0.64%
ProQuest LLC
Business Services	Second lien (3)	11.09% (L + 9.00%/M)	12/14/2015	12/15/2022	6,020	5,934	6,020	0.58%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,803	5,578	0.54%
Applied Systems, Inc.
Software	Second lien (3)	9.33% (L + 7.00%/Q)	9/14/2017	9/19/2025	4,923	4,923	5,093	0.49%
ADG, LLC
Healthcare Services	Second lien (3)(10)	11.09% (L + 9.00%/M)	10/3/2016	3/28/2024	5,000	4,938	4,842	0.47%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,768	0.28%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,950	2,110	0.21%
Education Management Corporation (12)
Education Management II LLC
Education	First Lien (2)	10.50% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	211	205	45
	First Lien (3)	10.50% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	119	116	25
	First Lien (2)	13.50% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	475	437	4
	First Lien (3)	13.50% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	268	246	2
					1,073	1,004	76	0.01%
Total Funded Debt Investments - United States					$1,454,144	$1,444,433	$1,440,427	139.49%
Total Funded Debt Investments					$1,536,173	$1,525,982	$1,522,513	147.44%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	9/1/2017	—	62,591	$6,179	$6,173	0.60%
Total Shares - Hong Kong						$6,179	$6,173	0.60%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(10)(23)	—	11/17/2017	—	35,750	$37,618	$37,530	3.63%
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Ordinary shares (7)(10)	—	5/12/2014	—	5,290,997	5,291	12,281
	Preferred shares (7)(10)	—	10/30/2017	—	1,002,679	1,003	1,517
						6,294	13,798	1.34%
TWDiamondback Holdings Corp. (15)
Distribution & Logistics	Preferred shares (4)(10)	—	11/19/2014	—	200	2,000	4,600	0.45%
Ancora Acquisition LLC
Education	Preferred shares (6)(10)	—	8/12/2013	—	372	83	393	0.03%
Education Management Corporation (12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	9
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	5
						469	14	—%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (3)(10)	—	7/14/2015	—	100	1,000	—
	Preferred shares (3)(10)	—	1/5/2016	—	16	158	—
	Preferred shares (3)(10)	—	6/30/2016	—	6	68	—
	Preferred shares (3)(10)	—	3/29/2018	—	40	162	—
						1,388	—	—%
Total Shares - United States						$47,852	$56,335	5.45%
Total Shares						$54,031	$62,508	6.05%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2014	5/5/2026	622	$37	$495	0.05%
Ancora Acquisition LLC
Education	Warrants (6)(10)	—	8/12/2013	8/12/2020	20	—	—	—%
Total Warrants - United States						$37	$495	0.05%
Total Funded Investments						$1,580,050	$1,585,516	153.54%
Unfunded Debt Investments - Canada
Dentalcorp Perfect Smile ULC**
Healthcare Services	Second lien (3)(11) - Undrawn	—	6/1/2018	6/6/2020	$4,500	$—	$—	—%
Total Unfunded Debt Investments - Canada					$4,500	$—	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	5/15/2015	4/20/2021	$1,305	$(13)	$—
	First lien (3)(11) - Undrawn	—	12/29/2017	12/29/2019	6,670	(58)	—
					7,975	(71)	—	—%

DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	2,100	(21)	—
	First lien (3)(10)(11) - Undrawn	—	12/20/2017	12/20/2019	12,960	—	—
					15,060	(21)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(10)(11) - Undrawn	—	8/4/2015	8/4/2021	1,000	(10)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	9/24/2015	9/24/2021	2,400	(30)	—	—%
Ministry Brands, LLC
Software	First lien (3)(10)(11) - Undrawn	—	12/7/2016	12/2/2022	700	(4)	—	—%
Zywave, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/22/2016	11/17/2022	1,530	(11)	—	—%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
DealerSocket, Inc.
Software	First lien (3)(11) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(6)	—%
JAMF Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/13/2017	11/11/2022	750	(8)	(8)	—%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	(10)	—%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/19/2016	4/16/2020	6,403	(20)	(16)	—%
NM GRC Holdco, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	2/9/2018	2/9/2024	11,563	(29)	(29)	—%
Integro Parent Inc.
Business Services	First lien (3)(11) - Undrawn	—	6/8/2018	10/30/2021	6,743	(34)	(34)	—%
TDG Group Holding Company
Consumer Services	First lien (3)(10)(11) - Undrawn	—	5/22/2018	5/29/2020	3,363	—	(17)
	First lien (3)(10)(11) - Undrawn	—	5/22/2018	5/31/2024	4,539	(23)	(23)
					7,902	(23)	(40)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2019	$8,319	$(21)	$(62)
	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2023	1,737	(17)	(17)
					10,056	(38)	(79)	(0.01)%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(10)(11) - Undrawn	—	9/18/2017	9/18/2019	7,738	(58)	(108)	(0.01)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	8/25/2017	8/24/2018	3,448	(13)	(162)
	First lien (3)(10)(11) - Undrawn	—	8/25/2017	8/25/2023	2,586	(23)	(122)
					6,034	(36)	(284)	(0.03)%
Salient CRGT Inc.
Federal Services	First lien (3)(11) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(490)	(0.05)%
Total Unfunded Debt Investments - United States					$95,204	$(910)	$(1,104)	(0.11)%
Total Unfunded Debt Investments					$99,704	$(910)	$(1,104)	(0.11)%
Total Non-Controlled/Non-Affiliated Investments						$1,579,140	$1,584,412	153.43%
Non-Controlled/Affiliated Investments (25)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(10)(11) - Drawn	8.56% (L + 6.50%/Q)	6/14/2018	6/30/2022	$10,000	$10,000	$10,000
	First lien (3)(10)	12.56% (L + 10.50%/Q)	6/14/2018	6/30/2022	10,000	10,000	10,000
	Subordinated (3)(10)	14.00% PIK/Q*	10/31/2016	10/15/2021	2,149	2,149	2,149
	Subordinated (3)(10)	14.00% PIK/Q*	10/31/2016	10/15/2021	1,107	1,107	1,107
					23,256	23,256	23,256	2.25%
Total Funded Debt Investments - United States					$23,256	$23,256	$23,256	2.25%
Equity - United States
HI Technology Corp.
Business Services	Preferred shares (3)(10)(21)	—	3/21/2017	—	2,768,000	$105,155	$115,830	11.22%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	23,000	23,000	2.23%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	7/31/2017	—	25,000,000	11,501	11,271
	Ordinary shares (3)(10)	—	7/31/2017	—	2,768,000	1,281	1,256
						12,782	12,527	1.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)	—	10/31/2016	—	1,664,791	$7,355	$9,156
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	607
						8,705	9,763	0.95%
Total Shares - United States						$149,642	$161,120	15.61%
Total Funded Investments						$172,898	$184,376	17.86%
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(10)(11) - Undrawn	—	6/14/2018	6/30/2022	$10,000	$—	$—	—%
Total Unfunded Debt Investments - United States					$10,000	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$172,898	$184,376	17.86%
Controlled Investments (26)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)	7.00% PIK/Q*	2/23/2018	12/9/2021	$10,794	$10,087	$9,986
	Second lien (3)(10)(11) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	6,995	6,995	6,995
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	17,613	17,613	14,091
	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2015	6/9/2020	4,685	4,681	4,685
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	4,333	4,333	3,466
					44,420	43,709	39,223	3.80%
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	7.59% (L + 5.50%/M)	6/29/2018	6/29/2023	12,573	12,573	12,573
	First lien (2)(10)	10.60% (L + 8.50%/M)	1/13/2015	1/13/2019	10,253	10,253	10,253
	Subordinated (2)(10)	15.00% PIK/Q*	1/13/2015	7/13/2019	2,157	2,157	2,157
	Subordinated (3)(10)	15.00% PIK/Q*	1/13/2015	7/13/2019	1,291	1,291	1,291
					26,274	26,274	26,274	2.54%
Total Funded Debt Investments - United States					$70,694	$69,983	$65,497	6.34%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	$7,345	$8,475	0.82%
Total Shares - Canada						$7,345	$8,475	0.82%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	$79,400	$79,400	7.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(10)(18)	—	1/13/2015	—	23,246,214	$20,866	$21,514
	Preferred shares (3)(10)(18)	—	6/30/2017	—	6,424,148	5,766	5,946
	Preferred shares (3)(10)(19)	—	1/13/2015	—	11,920,134	11,920	11,920
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	12,175
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	532	11,578
						41,009	63,133	6.11%
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(10)	—	5/4/2018	—	—	42,800	42,800	4.15%
NM NL Holdings, L.P.
Net Lease	Membership interest (8)(10)	—	6/20/2018	—	—	20,229	20,229	1.96%
NM GLCR LLC
Net Lease	Membership interest (8)(10)	—	2/1/2018	—	—	14,750	14,750	1.43%
NM CLFX LP
Net Lease	Membership interest (8)(10)	—	10/6/2017	—	—	12,538	12,538	1.21%
NM KRLN LLC
Net Lease	Membership interest (8)(10)	—	11/15/2016	—	—	7,510	8,462	0.82%
NM DRVT LLC
Net Lease	Membership interest (8)(10)	—	11/18/2016	—	—	5,152	5,507	0.53%
NM APP US LLC
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	5,080	5,274	0.51%
NM JRA LLC
Net Lease	Membership interest (8)(10)	—	8/12/2016	—	—	2,043	2,240	0.22%
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)(10)	—	6/9/2015	—	123,968	11	84
	Ordinary shares (2)(10)	—	6/9/2015	—	107,143	9	72
						20	156	0.02%
Total Shares - United States						$230,531	$254,489	24.65%
Total Shares						$237,876	$262,964	25.47%
Warrants - United States
Edmentum Ultimate Holdings, LLC (16)
Education	Warrants (3)(10)	—	2/23/2018	5/5/2026	1,141,846	$769	$769	0.07%
UniTek Global Services, Inc.
Business Services	Warrants (3)(10)	—	6/30/2017	12/31/2018	526,925	—	—	—%
Total Warrants - United States						$769	$769	0.07%
Total Funded Investments						$308,628	$329,230	31.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	6/29/2018	6/29/2023	$2,515	$—	$—
	First lien (3)(10)(11) - Undrawn	—	1/13/2015	1/13/2019	2,048	—	—
	First lien (3)(10)(11) - Undrawn	—	1/13/2015	1/13/2019	758	—	—
					5,321	—	—	—%
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	6/9/2015	12/9/2021	514	—	—	—%
Total Unfunded Debt Investments - United States					$5,835	$—	$—	—%
Total Controlled Investments						$308,628	$329,230	31.88%
Total Investments						$2,060,666	$2,098,018	203.17%

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

(9)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2018.

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

(14)
The Company holds investments in QC McKissock Investment, LLC and one related entity of QC McKissock Investment, LLC. The Company holds a first lien term loan in QC McKissock Investment, LLC (which at closing represented 71.1% of the ownership in the Series A common units of McKissock Investment Holdings, LLC) and holds first lien term loans and a delayed draw term loan in McKissock, LLC, a wholly-owned subsidiary of McKissock Investment Holdings, LLC.

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

(16)
The Company holds investments in Edmentum Ultimate Holdings, LLC and its related entities. The Company holds subordinated notes, ordinary equity, and warrants in Edmentum Ultimate Holdings, LLC and holds a second lien revolver and a second lien term loan in Edmentum, Inc. and Archipelago Learning, Inc., which are wholly-owned subsidiaries of Edmentum Ultimate Holdings, LLC.

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

(24)	Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.

(25)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2018 and December 31, 2017, along with transactions during the six months ended June 30, 2018 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2018	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$24,858	$—	$(24,858)	$—	$—	$—	$—	$—	$—
HI Technology Corp.	105,155	—	—	—	10,675	115,830	—	7,500	—
NMFC Senior Loan Program I LLC	23,000	—	—	—	—	23,000	—	1,636	596
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	12,733	21,079	—	—	(793)	33,019	312	526	618
Sierra Hamilton Holdings Corporation	12,330	—	—	—	197	12,527	—	—	—
Total Non-Controlled/Affiliated Investments	$178,076	$21,079	$(24,858)	$—	$10,079	$184,376	$312	$9,662	$1,214

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

(26)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of June 30, 2018 and December 31, 2017, along with transactions during the six months ended June 30, 2018 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2018	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$—	$40,796	$—	$—	$(648)	$40,148	$1,736	$—	$385
NM APP CANADA CORP	7,962	—	—	—	513	8,475	—	405	—
NM APP US LLC	5,138	—	—	—	136	5,274	—	283	—
NM CLFX LP	12,538	—	—	—	—	12,538	—	806	—
NM DRVT LLC	5,385	—	—	—	122	5,507	—	263	—
NM JRA LLC	2,191	—	—	—	49	2,240	—	110	—
NM GLCR LLC	—	14,750	—	—	—	14,750	—	785	—
NM KRLN LLC	8,195	—	—	—	267	8,462	—	414	—
NM NL Holdings, L.P.	—	20,229	—	—	—	20,229	—	—	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	5,764	—
NMFC Senior Loan Program III LLC	—	42,800	—	—	—	42,800	—	—	—
UniTek Global Services, Inc.	64,593	15,784	(1,392)	—	10,422	89,407	835	2,962	475
Total Controlled Investments	$185,402	$134,359	$(1,392)	$—	$10,861	$329,230	$2,571	$11,792	$860

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2018, 11.7% of the Company’s total investments were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2018
(in thousands, except shares)
(unaudited)

June 30, 2018
Investment Type	Percent of Total Investments at Fair Value
First lien	39.49%
Second lien	34.03%
Subordinated	3.23%
Equity and other	23.25%
Total investments	100.00%

June 30, 2018
Industry Type	Percent of Total Investments at Fair Value
Business Services	32.78%
Software	15.69%
Healthcare Services	12.36%
Education	9.05%
Investment Fund	6.92%
Consumer Services	5.87%
Energy	4.72%
Distribution & Logistics	4.43%
Net Lease	3.69%
Federal Services	2.56%
Healthcare Information Technology	0.72%
Packaging	0.69%
Business Products	0.52%
Total investments	100.00%

June 30, 2018
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.83%
Fixed rates	12.17%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(10)	8.82% (L + 7.25%/M)	8/4/2015	8/4/2022	$17,589	$17,464	$17,589
	First lien (4)(10)	7.74% (L + 6.25%/M)	6/16/2017	8/4/2022	4,577	4,556	4,554
	First lien (2)(10)	7.74% (L + 6.25%/M)	9/25/2017	8/4/2022	1,161	1,155	1,155
	First lien (4)(10)	7.74% (L + 6.25%/M)	9/25/2017	8/4/2022	511	508	508
					23,838	23,683	23,806	2.30%
AAC Holding Corp.
Education	First lien (2)(10)	9.62% (L + 8.25%/M)	9/30/2015	9/30/2020	23,161	22,953	23,161	2.24%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	8.06% (L + 6.50%/M)	8/25/2017	8/25/2023	22,869	22,679	22,669	2.19%
TWDiamondback Holdings Corp. (15)
Diamondback Drugs of Delaware, L.L.C. (TWDiamondback II Holdings LLC)
Distribution & Logistics	First lien (4)(10)	10.49% (L + 8.75%/Q)	11/19/2014	11/19/2019	19,895	19,895	19,895
	First lien (3)(10)	10.44% (L + 8.75%/Q)	11/19/2014	11/19/2019	2,158	2,158	2,158
	First lien (4)(10)	10.44% (L + 8.75%/Q)	11/19/2014	11/19/2019	605	605	605
					22,658	22,658	22,658	2.19%
EN Engineering, LLC
Business Services	First lien (2)(10)	7.69% (L + 6.00%/Q)	7/30/2015	6/30/2021	20,893	20,760	20,893
	First lien (2)(10)	7.69% (L + 6.00%/Q)	7/30/2015	6/30/2021	1,208	1,200	1,208
					22,101	21,960	22,101	2.14%
Avatar Topco, Inc (23)
EAB Global, Inc.
Education	Second lien (3)	8.99% (L + 7.50%/M)	11/17/2017	11/17/2025	21,450	21,132	21,236	2.05%
DigiCert Holdings, Inc.
Business Services	Second lien (3)	9.38% (L + 8.00%/Q)	9/20/2017	10/31/2025	20,176	20,077	20,347	1.97%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	9.20% (L + 7.50%/Q)	5/18/2017	6/2/2025	19,500	19,315	19,744	1.91%
ABILITY Network Inc.
Healthcare Information Technology	Second lien (3)	9.21% (L + 7.75%/M)	12/11/2017	12/12/2025	18,851	18,839	18,945	1.83%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)(10)	7.35% (L + 6.00%/Q)	4/18/2017	4/18/2024	18,413	18,243	18,597	1.80%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)(10)	9.82% (L + 8.25%/M)	7/23/2014	7/23/2020	18,500	18,409	18,500	1.79%
VF Holding Corp.
Software	Second lien (3)(10)	10.57% (L + 9.00%/M)	7/7/2016	6/28/2024	17,086	17,396	17,598	1.70%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(10)	6.94% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,453	17,344	17,453	1.69%
OEConnection LLC
Business Services	Second lien (3)	9.69% (L + 8.00%/Q)	11/22/2017	11/22/2025	16,841	16,548	16,841	1.63%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,714	16,378	1.58%
American Tire Distributors, Inc.
Distribution & Logistics	Subordinated (3)	10.25%/S	2/10/2015	3/1/2022	15,520	15,267	16,063	1.55%
Hill International, Inc.**
Business Services	First lien (2)(10)	7.32% (L + 5.75%/M)	6/21/2017	6/21/2023	15,721	15,648	15,642	1.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.98% (L + 9.50%/Q)	4/18/2016	10/19/2023	$15,000	$14,686	$15,075	1.46%
Transcendia Holdings, Inc.
Packaging	Second lien (3)	9.57% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,309	14,391	1.39%
SW Holdings, LLC
Business Services	Second lien (4)(10)	10.44% (L + 8.75%/Q)	6/30/2015	12/30/2021	14,265	14,167	14,331	1.38%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	6.95% (L + 5.25%/Q)	4/25/2017	4/29/2024	14,030	13,987	14,135	1.37%
Ministry Brands, LLC
Software	First lien (3)	6.38% (L + 5.00%/Q)	12/7/2016	12/2/2022	2,993	2,980	2,993
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.00%/M)	12/7/2016	12/2/2022	1,000	995	1,000
	Second lien (3)(10)	10.63% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,788	7,840
	Second lien (3)(10)	10.63% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,146	2,160
					13,993	13,909	13,993	1.35%
nThrive, Inc. (fka Precyse Acquisition Corp.)
Healthcare Services	Second lien (2)(10)	11.32% (L + 9.75%/M)	4/19/2016	4/20/2023	13,000	12,813	12,702	1.23%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.81% (L + 7.25%/Q)	9/29/2016	9/8/2022	12,356	12,252	12,373	1.19%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	9.57% (L + 8.00%/M)	7/15/2016	7/15/2021	10,403	10,344	10,458
	First lien (4)(10)	9.57% (L + 8.00%/M)	7/15/2016	7/15/2021	1,734	1,724	1,743
					12,137	12,068	12,201	1.18%
SSH Group Holdings, Inc.
Education	First lien (2)(10)	6.69% (L + 5.00%/Q)	10/13/2017	10/2/2024	8,407	8,366	8,365
	Second lien (3)(10)	10.69% (L + 9.00%/Q)	10/13/2017	10/2/2025	3,363	3,330	3,329
					11,770	11,696	11,694	1.13%
ProQuest LLC
Business Services	Second lien (3)	10.55% (L + 9.00%/M)	12/14/2015	12/15/2022	11,620	11,440	11,620	1.12%
Xactly Corporation
Software	First lien (4)(10)	8.82% (L + 7.25%/M)	7/31/2017	7/29/2022	11,600	11,492	11,484	1.11%
Zywave, Inc.
Software	Second lien (4)(10)	10.42% (L + 9.00%/Q)	11/22/2016	11/17/2023	11,000	10,927	11,011
	First lien (3)(10)(11) - Drawn	8.50% (P + 4.00%/Q)	11/22/2016	11/17/2022	200	199	200
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.00%/Q)	11/22/2016	11/17/2022	250	248	250
					11,450	11,374	11,461	1.11%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(10)	7.94% (L + 6.25%/Q)	8/6/2014	8/5/2021	6,415	6,386	6,415
	First lien (2)(10)	7.94% (L + 6.25%/Q)	8/6/2014	8/5/2021	3,058	3,046	3,058
	First lien (2)(10)	7.94% (L + 6.25%/Q)	8/6/2014	8/5/2021	987	983	987
					10,460	10,415	10,460	1.01%
Masergy Holdings, Inc.
Business Services	Second lien (2)	10.19% (L + 8.50%/Q)	12/14/2016	12/16/2024	10,000	9,943	10,144	0.98%
Idera, Inc.
Software	Second lien (4)	10.57% (L + 9.00%/M)	6/27/2017	6/27/2025	10,000	9,856	10,100	0.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Quest Software US Holdings Inc.
Software	First lien (2)	6.92% (L + 5.50%/Q)	10/31/2016	10/31/2022	$9,899	$9,775	$10,071	0.97%
PowerPlan Holdings, Inc.
Software	Second lien (2)(10)	10.57% (L + 9.00%/M)	2/23/2015	2/23/2023	10,000	9,927	10,000	0.97%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.07% (L + 5.50%/M)	2/22/2017	8/16/2022	9,813	9,534	9,512	0.92%
Pelican Products, Inc.
Business Products	Second lien (2)	9.94% (L + 8.25%/Q)	4/9/2014	4/9/2021	9,500	9,533	9,500	0.92%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	10.19% (L + 8.50%/Q)	6/9/2016	9/7/2024	9,333	9,230	9,473	0.91%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (2)	10.63% (L + 9.25%/Q)	12/18/2013	12/20/2019	9,000	8,929	8,955	0.86%
JAMF Holdings, Inc.
Software	First lien (3)(10)	9.41% (L + 8.00%/Q)	11/13/2017	11/11/2022	8,757	8,672	8,670	0.84%
Autodata, Inc. (Autodata Solutions, Inc.)
Business Services	Second lien (3)	8.82% (L + 7.25%/Q)	12/12/2017	12/12/2025	7,406	7,387	7,387	0.71%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (3)	9.09% (L + 7.50%/Q)	8/16/2017	9/15/2025	7,000	6,932	7,048	0.68%
First American Payment Systems, L.P.
Business Services	First lien (2)	7.14% (L + 5.75%/M)	1/3/2017	1/5/2024	6,844	6,783	6,880	0.66%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,791	5,650	0.55%
Pathway Partners Vet Management Company LLC
Consumer Services	Second lien (4)	9.57% (L + 8.00%/M)	10/4/2017	10/10/2025	5,556	5,527	5,527	0.53%
Applied Systems, Inc.
Software	Second lien (3)	8.69% (L + 7.00%/Q)	9/14/2017	9/19/2025	4,923	4,923	5,106	0.49%
ADG, LLC
Healthcare Services	Second lien (3)(10)	10.57% (L + 9.00%/M)	10/3/2016	3/28/2024	5,000	4,934	5,038	0.49%
Vencore, Inc. (fka The SI Organization Inc.)
Federal Services	Second lien (3)	10.44% (L + 8.75%/Q)	6/14/2016	5/23/2020	4,400	4,350	4,450	0.43%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	7.59% (L + 6.00%/Q)	9/15/2017	9/15/2023	4,344	4,302	4,301	0.41%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,940	0.28%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,946	2,125	0.20%
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	5.85% (L + 4.50%/Q)	1/5/2015	7/2/2020	211	205	82
	First lien (3)	5.85% (L + 4.50%/Q)	1/5/2015	7/2/2020	119	116	46
	First lien (2)	8.85% (L + 7.50%/Q)	1/5/2015	7/2/2020	475	437	10
	First lien (3)	8.85% (L + 7.50%/Q)	1/5/2015	7/2/2020	268	247	6
					1,073	1,005	144	0.01%
Total Funded Debt Investments - United States					$1,319,560	$1,309,577	$1,325,328	128.05%
Total Funded Debt Investments					$1,399,913	$1,388,666	$1,404,984	135.75%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
PetVet Care Centers LLC
Consumer Services	First lien (3)(10)(11) - Undrawn	—	6/8/2017	6/8/2019	$4,439	$(16)	$44	0.00%
VetCor Professional Practices LLC
Consumer Services	First lien (3)(11) - Undrawn	—	5/15/2015	4/20/2021	1,274	(13)	2
	First lien (3)(11) - Undrawn	—	12/29/2017	12/29/2019	8,552	(75)	11
					9,826	(88)	13	0.00%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	2,100	(21)	—
	First lien (3)(10)(11) - Undrawn	—	12/20/2017	12/20/2019	13,465	(118)	—
					15,565	(139)	—	—%

iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(10)(11) - Undrawn	—	8/4/2015	8/4/2021	1,000	(10)	—	—%
Valet Waste Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	9/24/2015	9/24/2021	3,750	(47)	—	—%
Zywave, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/22/2016	11/17/2022	1,550	(12)	—	—%
Marketo, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/16/2016	8/16/2021	1,788	(27)	—	—%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/19/2016	12/20/2018	1,700	(9)	(4)	(0.00)%
JAMF Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/13/2017	11/11/2022	750	(8)	(8)	(0.00)%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	(10)	(0.00)%
Pathway Partners Vet Management Company LLC
Consumer Services	Second lien (4)(11) - Undrawn	—	10/4/2017	10/10/2019	2,444	(12)	(12)	(0.00)%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	(13)	(0.00)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	8/25/2017	8/24/2018	3,448	(13)	(13)
	First lien (3)(10)(11) - Undrawn	—	8/25/2017	8/25/2023	2,586	(23)	(23)
					6,034	(36)	(36)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2019	$11,584	$(29)	$(29)
	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2023	1,738	(17)	(17)
					13,322	(46)	(46)	(0.00)%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(10)(11) - Undrawn	—	9/18/2017	9/18/2019	7,738	(58)	(58)	(0.01)%
Total Unfunded Debt Investments - United States					$72,571	$(531)	$(130)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments						$1,438,889	$1,462,182	141.28%
Non-Controlled/Affiliated Investments(24)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Drawn	5.00%/M	6/9/2015	6/9/2020	$3,172	$3,172	$3,172
	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2015	6/9/2020	4,491	4,486	4,491
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	16,760	16,760	13,408
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	4,123	4,123	3,298
					28,546	28,541	24,369	2.36%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)	14.00% PIK/Q*	10/31/2016	10/15/2021	2,007	2,007	2,007
	Subordinated (3)(10)(11) - Drawn	14.00% PIK/Q*	10/31/2016	10/15/2021	696	696	696
					2,703	2,703	2,703	0.26%
Total Funded Debt Investments - United States					$31,249	$31,244	$27,072	2.62%
Equity - United States
HI Technology Corp.
Business Services	Preferred shares (3)(10)(21)	—	3/21/2017	—	2,768,000	$105,155	$105,155	10.16%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	23,000	23,000	2.22%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	7/31/2017	—	25,000,000	11,501	11,094
	Ordinary shares (3)(10)	—	7/31/2017	—	2,786,000	1,281	1,236
						12,782	12,330	1.19%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)	—	10/31/2016	—	1,569,226	6,829	8,631
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	1,399
						8,179	10,030	0.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)(10)	—	6/9/2015	—	123,968	$11	$262
	Ordinary shares (2)(10)	—	6/9/2015	—	107,143	9	227
						20	489	0.05%
Total Shares - United States						$149,136	$151,004	14.59%
Total Funded Investments						$180,380	$178,076	17.21%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	6/9/2015	6/9/2020	$1,709	$—	$—	—%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Energy	Subordinated (3)(10)(11) - Undrawn	—	10/31/2016	10/15/2021	342	—	—	—%
Total Unfunded Debt Investments - United States					$2,051	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$180,380	$178,076	17.21%
Controlled Investments(25)
Funded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	10.20% (L + 8.50%/Q)	1/13/2015	1/13/2019	$10,846	$10,846	$10,846
	First lien (2)(10)	9.84% (L + 7.50% + 1.00% PIK/Q)*	1/13/2015	1/13/2019	797	797	797
	Subordinated (2)(10)	15.00% PIK/Q*	1/13/2015	7/13/2019	2,003	2,003	2,003
	Subordinated (3)(10)	15.00% PIK/Q*	1/13/2015	7/13/2019	1,198	1,198	1,198
					14,844	14,844	14,844	1.43%
Total Funded Debt Investments - United States					$14,844	$14,844	$14,844	1.43%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	$7,345	$7,962	0.77%
Total Shares - Canada						$7,345	$7,962	0.77%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	$79,400	$79,400	7.67%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2017
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(10)(18)	—	1/13/2015	—	21,753,102	$19,373	$19,288
	Preferred shares (3)(10)(18)	—	1/13/2015	—	6,011,522	5,353	5,330
	Preferred shares (3)(10)(19)	—	6/30/2017	—	10,863,583	10,864	10,864
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	7,313
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	531	6,954
						38,046	49,749	4.81%
NM CLFX LP
Net Lease	Membership interest (8)(10)	—	10/6/2017	—	—	12,538	12,538	1.21%
NM KRLN LLC
Net Lease	Membership interest (8)(10)	—	11/15/2016	—	—	7,510	8,195	0.79%
NM DRVT LLC
Net Lease	Membership interest (8)(10)	—	11/18/2016	—	—	5,152	5,385	0.52%
NM APP US LLC
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	5,080	5,138	0.50%
NM JRA LLC
Net Lease	Membership interest (8)(10)	—	8/12/2016	—	—	2,043	2,191	0.21%
Total Shares - United States						$149,769	$162,596	15.71%
Total Shares						$157,114	$170,558	16.48%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(10)	—	6/30/2017	12/31/2018	526,925	$—	$—	—%
Total Warrants - United States						$—	$—	—%
Total Funded Investments						$171,958	$185,402	17.91%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	1/13/2015	1/13/2019	$2,048	$—	$—
	First lien (3)(10)(11) - Undrawn	—	1/13/2015	1/13/2019	758	—	—
					2,806	—	—	—%
Total Unfunded Debt Investments - United States					$2,806	$—	$—	—%
Total Controlled Investments						$171,958	$185,402	17.91%
Total Investments						$1,791,227	$1,825,660	176.4%
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

June 30, 2018
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through June 30, 2018, NMFC raised approximately $614,581 in net proceeds from additional offerings of its common stock.
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
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2018, the Company’s top five industry concentrations were business services, software, healthcare services, education and investment funds.

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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2018.
Below is certain summarized property information for NMNLC as of June 30, 2018:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2018
NM NL Holdings, L.P.	FXI Inc.	6/30/2038	IN / MS / NM / OR / PA / Mexico	2,122	$20,229
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	14,750
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,538
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	8,475
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	8,462
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,507
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	5,274
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	2,240
					$77,475
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2018 and December 31, 2017, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $25,200 and $25,212, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2018 and December 31, 2017.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2018, the Company recognized PIK and non-cash interest from investments of $1,938 and $3,612, respectively, and PIK and non-cash dividends from investments of $6,964 and $13,751, respectively. For the three and six months ended June 30, 2017, the Company recognized PIK and non-cash interest from investments of $873 and $1,741, respectively, and PIK and non-cash dividends from investments of $4,841 and $6,318, respectively.
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
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with equity offerings and the filing of shelf registration statements. Upon the issuance of shares, offering costs are charged as a direct reduction to net assets. Deferred offering costs are included in other assets on the Company's Consolidated Statements of Assets and Liabilities.

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
For the three and six months ended June 30, 2018, the Company recognized a total income tax provision of approximately $1,111 and $1,045, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2018, the Company recorded current income tax expense of approximately $45 and $61, respectively, and deferred income tax provision of approximately $1,066 and $984, respectively. For the three and six months ended June 30, 2017, the Company recognized a total income tax benefit of approximately $9 and $684, respectively, for the Company’s consolidated subsidiaries.  For the three and six months ended June 30, 2017, the Company recorded current income tax expense of approximately $155 and $235, respectively, and deferred income tax benefit of approximately $164 and $919, respectively.
As of June 30, 2018 and December 31, 2017, the Company had $1,878 and $894, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 29, 2017, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2018 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2018 and June 30, 2017, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the share repurchase program.
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

Note 3. Investments
At June 30, 2018, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$826,539	$828,387
Second lien	719,444	713,974
Subordinated	72,328	67,801
Equity and other	442,355	487,856
Total investments	$2,060,666	$2,098,018
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$655,485	$687,852
Software	322,353	329,076
Healthcare Services	273,300	259,238
Education	195,082	189,920
Investment Fund	145,200	145,200
Consumer Services	122,410	123,211
Energy	90,676	99,044
Distribution & Logistics	89,106	92,923
Net Lease	74,647	77,475
Federal Services	52,635	53,784
Healthcare Information Technology	14,705	15,075
Packaging	14,318	14,391
Business Products	10,749	10,829
Total investments	$2,060,666	$2,098,018

At December 31, 2017, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$688,696	$693,563
Second lien	674,536	682,950
Subordinated	70,991	70,257
Equity and other	357,004	378,890
Total investments	$1,791,227	$1,825,660
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$566,344	$581,434
Software	291,445	298,172
Healthcare Services	174,046	175,348
Education	176,399	173,072
Consumer Services	129,311	131,116
Distribution & Logistics	107,835	112,241
Investment Fund	102,400	102,400
Federal Services	77,001	78,433
Energy	69,411	74,124
Net Lease	39,668	41,409
Healthcare Information Technology	33,525	34,020
Packaging	14,309	14,391
Business Products	9,533	9,500
Total investments	$1,791,227	$1,825,660

During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of June 30, 2018, the Company's investment in EDMC placed on non-accrual status represented an aggregate cost basis of $1,004, an aggregate fair value of $76 and total unearned interest income of $22 and $89, respectively, for the three and six months then ended.
During the second quarter of 2018, the Company placed a portion of its second lien position in National HME, Inc. on non-accrual status and wrote down the aggregate fair value of its preferred shares in TW-NHME Holdings Corp. (together with the Company's second lien position, "NHME") to $0. As of June 30, 2018, the Company's investments in NHME had an aggregate cost basis of $28,448, an aggregate fair value of $13,650 and total unearned interest income of $407 and $407, respectively, for the three and six months then ended.
During the first quarter of 2017, the Company placed its entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, the Company's investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27,231, an aggregate fair value of $12,725 and total unearned interest income of $1,388 for the six months then ended. In July 2017, Sierra completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Sierra. Prior to the extinguishment in July 2017, the Company’s original investment in Sierra had an aggregate cost of $27,307, an aggregate fair value of $12,858 and total unearned interest income of $1,687. The extinguishment resulted in a realized loss of $14,449. As a result of the restructuring, the Company received common shares in Sierra Hamilton Holding Corporation. As of June 30, 2018, the Company’s investment has an aggregate cost basis of $12,782 and an aggregate fair value of $12,527.
As of June 30, 2018, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $48,060 and $0, respectively. As of June 30, 2018, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $67,479. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2018.

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
PPVA Black Elk (Equity) LLC
On May 3, 2013, the Company entered into a collateralized securities purchase and put agreement (the “SPP Agreement”) with a private hedge fund. Under the SPP Agreement, the Company purchased twenty million Class E Preferred Units of Black Elk Energy Offshore Operations, LLC (“Black Elk”) for $20,000 with a corresponding obligation of the private hedge fund to repurchase the preferred units for $20,000 plus other amounts due under the SPP Agreement. The majority owner of Black Elk was the private hedge fund. In August 2014, the Company received a payment of $20,540, the full amount due under the SPP Agreement.
In August 2017, a trustee (the “Trustee”) for Black Elk informed the Company that the Trustee intended to assert a fraudulent conveyance claim (the “Claim”) against the Company and one of its affiliates seeking the return of the $20,540 repayment. Black Elk filed a Chapter 11 bankruptcy petition pursuant to the United States Bankruptcy Code in August 2015. The Trustee alleges that individuals affiliated with the private hedge fund conspired with Black Elk and others to improperly use proceeds from the sale of certain Black Elk assets to repay, in August 2014, the private hedge fund’s obligation to the Company under the SPP Agreement. The Company was unaware of these claims at the time the repayment was received. The private hedge fund is currently in liquidation under the laws of the Cayman Islands.
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the six months ended June 30, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of June 30, 2018, the SPP Agreement has a cost basis of $14,500 and a fair value of $12,180, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until July 31, 2020, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement and SLP I's re-investment period is through July 31, 2018. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of June 30, 2018, SLP I had total investments with an aggregate fair value of approximately $347,230, debt outstanding of $251,567 and capital that had been called and funded of $93,000. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348,652, debt outstanding of $223,667 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2018 and December 31, 2017.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2018, the Company earned approximately $301 and $596, respectively, in management fees related to SLP I, which is included in other income. For the three and six months ended June 30, 2017, the Company earned approximately $289 and $579, respectively, in management fees related to SLP I, which is included in other income. As of June 30, 2018 and December 31, 2017, approximately $887 and $291, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2018, the Company earned approximately $791 and $1,636, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2017, the Company earned approximately $842 and $1,846, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2018 and December 31, 2017, approximately $981 and $836, respectively, of dividend income related to SLP I was included in interest and dividend receivable.

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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of June 30, 2018, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2018 and December 31, 2017.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. Effective April 1, 2018, SLP II's revolving credit facility bears interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2018 and December 31, 2017, SLP II had total investments with an aggregate fair value of approximately $368,920 and $382,534, respectively, and debt outstanding under its credit facility of $267,870 and $266,270, respectively. As of June 30, 2018 and December 31, 2017, none of SLP II's investments were on non-accrual. Additionally, as of June 30, 2018 and December 31, 2017, SLP II had unfunded commitments in the form of delayed draws of $7,032 and $4,863, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
First lien investments (1)	374,972	386,100
Weighted average interest rate on first lien investments (2)	6.51%	6.05%
Number of portfolio companies in SLP II	33	35
Largest portfolio company investment (1)	17,183	17,369
Total of five largest portfolio company investments (1)	80,614	81,728

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of June 30, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	5.84% (L + 3.75%)	2/27/2025	$8,870	$8,827	$8,898
ADG, LLC	Healthcare Services	6.84% (L + 4.75%)	9/28/2023	16,948	16,815	16,694
ASG Technologies Group, Inc.	Software	5.59% (L + 3.50%)	7/31/2024	5,449	5,424	5,427
Beaver-Visitec International Holdings, Inc.	Healthcare Products	7.09% (L + 5.00%)	8/21/2023	14,738	14,622	14,756
Brave Parent Holdings, Inc.	Software	6.33% (L + 4.00%)	4/18/2025	8,500	8,479	8,543
CHA Holdings, Inc.	Business Services	6.58% (L + 4.50%)	4/10/2025	9,857	9,808	9,931
CommerceHub, Inc.	Software	5.86% (L + 3.75%)	5/21/2025	2,500	2,487	2,512
DigiCert, Inc.	Business Services	6.84% (L + 4.75%)	10/31/2024	9,975	9,929	9,977
FPC Holdings, Inc.	Distribution & Logistics	6.59% (L + 4.50%)	11/18/2022	14,963	14,532	15,084
Globallogic Holdings Inc.	Business Services	6.08% (L + 3.75%)	6/20/2022	4,665	4,637	4,677
Greenway Health, LLC	Software	6.08% (L + 3.75%)	2/16/2024	14,849	14,788	14,869
Idera, Inc.	Software	6.60% (L + 4.50%)	6/28/2024	12,555	12,443	12,750
J.D. Power (fka J.D. Power and Associates)	Business Services	6.34% (L + 4.25%)	9/7/2023	13,290	13,244	13,340
Keystone Acquisition Corp.	Healthcare Services	7.58% (L + 5.25%)	5/1/2024	5,360	5,313	5,356
LSCS Holdings, Inc.	Healthcare Services	6.52% (L + 4.25%)	3/17/2025	6,384	6,373	6,384
LSCS Holdings, Inc.	Healthcare Services	6.34% (L + 4.25%)	3/17/2025	1,264	1,263	1,264
Market Track, LLC	Business Services	6.58% (L + 4.25%)	6/5/2024	11,880	11,828	11,880
Medical Solutions Holdings, Inc.	Healthcare Services	5.84% (L + 3.75%)	6/14/2024	4,454	4,434	4,457
Ministry Brands, LLC	Software	6.10% (L + 4.00%)	12/2/2022	2,127	2,118	2,127
Ministry Brands, LLC	Software	6.10% (L + 4.00%)	12/2/2022	12,348	12,295	12,348
Navex Global, Inc.	Software	6.34% (L + 4.25%)	11/19/2021	14,820	14,668	14,885
Navicure, Inc.	Healthcare Services	5.84% (L + 3.75%)	11/1/2024	10,935	10,885	10,935
NorthStar Financial Services Group, LLC	Software	5.59% (L + 3.50%)	5/25/2025	7,500	7,463	7,519
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)	Consumer Services	6.34% (L + 4.25%)	10/10/2024	286	285	287
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)	Consumer Services	6.34% (L + 4.25%)	10/10/2024	9,654	9,609	9,678
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.59% (L + 5.25%)	4/29/2024	10,395	10,350	10,473
Poseidon Intermediate, LLC	Software	6.35% (L + 4.25%)	8/15/2022	14,805	14,802	14,879
Project Accelerate Parent, LLC	Business Services	6.25% (L + 4.25%)	1/2/2025	14,963	14,892	15,037
PSC Industrial Holdings Corp.	Industrial Services	5.84% (L + 3.75%)	10/11/2024	10,448	10,352	10,448
Quest Software US Holdings Inc.	Software	6.58% (L + 4.25%)	5/16/2025	15,000	14,926	14,994
Salient CRGT Inc.	Federal Services	7.84% (L + 5.75%)	2/28/2022	13,982	13,875	14,192
Severin Acquisition, LLC	Software	7.11% (L + 4.75%)	7/30/2021	14,812	14,760	14,868
Sierra Acquisition, Inc.	Food & Beverage	5.59% (L + 3.50%)	11/11/2024	3,731	3,714	3,750
WP CityMD Bidco LLC	Healthcare Services	5.83% (L + 3.50%)	6/7/2024	14,887	14,855	14,822
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	1,464	1,470	1,475
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	12,099	12,089	12,190
Zywave, Inc.	Software	7.34% (L + 5.00%)	11/17/2022	17,183	17,117	17,183
Total Funded Investments				$367,940	$365,771	$368,889
Unfunded Investments - First lien:
Access CIG, LLC	Business Services	—	8/27/2018	$1,108	$—	$3
CHA Holdings, Inc.	Business Services	—	10/10/2019	2,143	(11)	16
LSCS Holdings, Inc.	Healthcare Services	—	9/17/2018	336	(2)	—
Ministry Brands, LLC	Software	—	10/18/2019	1,869	(9)	—
YI, LLC	Healthcare Services	—	11/7/2018	1,576	(8)	12
Total Unfunded Investments				$7,032	$(30)	$31
Total Investments				$374,972	$365,741	$368,920

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2018.

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

Below is certain summarized financial information for SLP II as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and June 30, 2017:

Selected Balance Sheet Information:	June 30, 2018	December 31, 2017
Investments at fair value (cost of $365,741 and $379,075, respectively)	$368,920	$382,534
Cash and other assets	7,581	8,065
Total assets	$376,501	$390,599

Credit facility	$267,870	$266,270
Deferred financing costs	(1,678)	(1,966)
Payable for unsettled securities purchased	—	15,964
Distribution payable	3,960	3,500
Other liabilities	2,838	2,891
Total liabilities	272,990	286,659

Members' capital	$103,511	$103,940
Total liabilities and members' capital	$376,501	$390,599

Selected Statement of	Three Months Ended		Six Months Ended
Operations Information:	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$6,134	$5,630	$11,764	$10,803
Other income	36	102	58	316
Total investment income	6,170	5,732	11,822	11,119

Interest and other financing expenses	2,553	2,074	4,981	3,923
Other expenses	140	212	364	374
Total expenses	2,693	2,286	5,345	4,297
Net investment income	3,477	3,446	6,477	6,822

Net realized gains on investments	180	814	633	1,922
Net change in unrealized appreciation (depreciation) of investments	(957)	(535)	(280)	(641)
Net increase in members' capital	$2,700	$3,725	$6,830	$8,103
For the three and six months ended June 30, 2018, the Company earned approximately $3,144 and $5,764, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2017, the Company earned approximately $3,176 and $6,610, respectively, of dividend income related to SLP II, which is included in dividend income. As of June 30, 2018 and December 31, 2017, approximately $3,144 and $2,779, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
The Company has determined that SLP II is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation ("ASC 810"), concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP II.

NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between the Company and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from the Company and SkyKnight II. SLP III has a five year investment period and will continue in existence until April 25, 2025. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2018, the Company and SkyKnight II have committed $80,000 and $20,000, respectively, of equity to SLP III. As of June 30, 2018, the Company and SkyKnight II have contributed $42,800 and $10,700, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2018.
On May 2, 2018, SLP III closed its $300,000 revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. As of June 30, 2018, SLP III had total investments with an aggregate fair value of approximately $157,271 and debt outstanding under its credit facility of $90,400. As of June 30, 2018, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2018, SLP III had unfunded commitments in the form of delayed draws of $12,136 . Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2018:

June 30, 2018
First lien investments (1)	169,218
Weighted average interest rate on first lien investments (2)	5.95%
Number of portfolio companies in SLP III	19
Largest portfolio company investment (1)	19,000
Total of five largest portfolio company investments (1)	79,000

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	5.84% (L + 3.75%)	2/27/2025	$1,222	$1,222	$1,226
Brave Parent Holdings, Inc.	Software	6.33% (L + 4.00%)	4/18/2025	8,500	8,479	8,543
Certara Holdco, Inc.	Healthcare I.T.	5.83% (L + 3.50%)	8/15/2024	1,282	1,285	1,287
CommerceHub, Inc.	Software	5.86% (L + 3.75%)	5/21/2025	15,000	14,925	15,074
Dentalcorp of Canada ULC	Healthcare Services	5.76% (L + 3.75%)	6/6/2025	12,000	11,970	12,026
Greenway Health, LLC	Software	6.08% (L + 3.75%)	2/16/2024	10,326	10,332	10,339
Heartland Dental, LLC	Healthcare Services	5.84% (L + 3.75%)	4/30/2025	16,522	16,441	16,470
Market Track, LLC	Business Services	6.58% ( L + 4.25%)	6/5/2024	1,188	1,182	1,188
Ministry Brands, LLC	Software	6.10% (L + 4.00%)	12/2/2022	4,619	4,597	4,619
National Intergovernmental Purchasing Alliance Company	Business Services	6.08% (L + 3.75%)	5/23/2025	15,000	14,987	14,981
Netsmart Technologies, Inc.	Healthcare I.T.	5.84% (L + 3.75%)	4/19/2023	10,491	10,491	10,570
NorthStar Financial Services Group, LLC	Software	5.59% (L + 3.50%)	5/25/2025	15,000	14,925	15,038
Pathway Vet Alliance LLC	Consumer Services	6.34% (L + 4.25%)	10/10/2024	192	191	192
Pelican Products, Inc.	Business Products	5.48% (L + 3.50%)	5/1/2025	5,000	4,988	5,008
Quest Software US Holdings Inc.	Software	6.58% (L + 4.25%)	5/16/2025	15,000	14,926	14,994
Sierra Enterprises, LLC	Food & Beverage	5.59% (L + 3.50%)	11/11/2024	2,494	2,491	2,506
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	5.59% (L + 3.50%)	7/17/2025	3,814	3,794	3,802
WP CityMD Bidco LLC	Healthcare Services	5.83% (L + 3.50%)	6/7/2024	14,962	14,962	14,897
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	3,988	4,003	4,018
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	482	482	486
Total Funded Investments				$157,082	$156,673	$157,264
Unfunded Investments - First lien
Dentalcorp of Canada ULC	Healthcare Services	—	6/6/2020	$3,000	$—	$7
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	2,478	—	(8)
Ministry Brands, LLC	Software	—	10/18/2019	1,869	(9)	—
Pathway Vet Alliance LLC	Consumer Services	—	5/25/2020	3,083	(15)	8
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	—	7/17/2019	1,186	—	(4)
YI, LLC	Healthcare Services	—	11/7/2018	520	4	4
Total Unfunded Investments				$12,136	$(20)	$7
Total Investments				$169,218	$156,653	$157,271

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2018.

(2)	Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP III.

Below is certain summarized financial information for SLP III as of June 30, 2018 and for the three and six months ended June 30, 2018:

Selected Balance Sheet Information:	June 30, 2018
Investments at fair value (cost of $156,653)	$157,271
Cash and other assets	3,407
Total assets	$160,678

Credit facility	$90,400
Deferred financing costs	(3,138)
Payable for unsettled securities purchased	16,689
Other liabilities	2,596
Total liabilities	106,547

Members' capital	$54,131
Total liabilities and members' capital	$160,678

	Three Months Ended	Six Months Ended
Selected Statement of Operations Information:	June 30, 2018(1)	June 30, 2018(1)
Interest income	$790	$790
Other income	22	22
Total investment income	812	812

Interest and other financing expenses	574	574
Other expenses	226	226
Total expenses	800	800
Net investment income	12	12

Net change in unrealized appreciation (depreciation) of investments	618	618
Net increase in members' capital	$630	$630

(1)	SLP III commenced operations on April 25, 2018.
For the three and six months ended June 30, 2018, the Company did not earn dividend income related to SLP III.
The Company has determined that SLP III is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP III.
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of June 30, 2018, UniTek Global Services, Inc. (“UniTek”) is considered a significant unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1). Based on the requirements under Regulation S-X 10-01(b)(1), the summarized consolidated financial information of UniTek is shown below.

UniTek Global Services, Inc.
UniTek is a full service provider of technical services to customers in the wireline telecommunications, satellite television and broadband cable industries in the U.S. and Canada. UniTek’s customers are primarily telecommunication services, satellite television, and broadband cable providers, their contractors, and municipalities and related agencies. UniTek’s customers utilize its services to engineer, build and maintain their network infrastructure and to provide residential and commercial fulfillment services, which is critical to their ability to deliver voice, video and data services to end users.

	Three Months Ended		Six Months Ended
Summary of Operations	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Sales	$74,615	$62,026	$146,126	$128,110
Cost of goods sold	58,756	47,656	118,536	99,853
Gross Profit	15,859	14,370	27,590	28,257

Other expenses	14,100	13,078	27,319	26,065
Net income from continuing operations before extraordinary items	1,759	1,292	271	2,192
Loss from discontinued operations	(67)	(1,609)	(7)	(2,958)
Net income (loss)	$1,692	$(317)	$264	$(766)
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2018:

	Total	Level I	Level II	Level III
First lien	$828,387	$—	$117,309	$711,078
Second lien	713,974	—	332,109	381,865
Subordinated	67,801	—	26,675	41,126
Equity and other	487,856	14	—	487,842
Total investments	$2,098,018	$14	$476,093	$1,621,911
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2017:

	Total	Level I	Level II	Level III
First lien	$693,563	$—	$136,866	$556,697
Second lien	682,950	—	239,868	443,082
Subordinated	70,257	—	43,156	27,101
Equity and other	378,890	16	—	378,874
Total investments	$1,825,660	$16	$419,890	$1,405,754

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2018	$1,513,165	$649,391	$438,136	$28,192	$397,446
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(1,114)	15	(1,129)	—	—
Net change in unrealized appreciation (depreciation)	7,675	(1,101)	(12,572)	(2,426)	23,774
Purchases, including capitalized PIK and revolver fundings	228,891	108,444	36,965	16,860	66,622
Proceeds from sales and paydowns of investments	(89,363)	(27,230)	(60,633)	(1,500)	—
Transfers into Level III(1)	9,512	9,512	—	—	—
Transfers out of Level III(1)	(46,855)	(27,953)	(18,902)	—	—
Fair Value, June 30, 2018	$1,621,911	$711,078	$381,865	$41,126	$487,842
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,695	$(913)	$(12,740)	$(2,426)	$23,774

(1)
As of June 30, 2018, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2017, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2017:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2017	$1,199,039	$526,968	$347,519	$25,603	$298,949
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(26,615)	538	(27,560)	—	407
Net change in unrealized appreciation (depreciation)	25,078	(3,784)	28,813	336	(287)
Purchases, including capitalized PIK and revolver fundings	198,614	92,491	93,899	1,238	10,986
Proceeds from sales and paydowns of investments	(156,191)	(114,048)	(40,106)	(500)	(1,537)
Transfers into Level III(1)	25,957	25,957	—	—	—
Transfers out of Level III (1)	(25,859)	(25,859)	—	—	—
Fair Value, June 30, 2017	$1,240,023	$502,263	$402,565	$26,677	$308,518
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,047)	$(3,114)	$1,482	$336	$(751)

(1)	As of June 30, 2017, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2017	$1,405,754	$556,697	$443,082	$27,101	$378,874
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(1,017)	112	(1,129)	—	—
Net change in unrealized appreciation (depreciation)	6,121	(1,383)	(13,581)	(2,533)	23,618
Purchases, including capitalized PIK and revolver fundings	427,210	242,731	81,071	18,058	85,350
Proceeds from sales and paydowns of investments	(178,696)	(116,563)	(60,633)	(1,500)	—
Transfers into Level III(1)	85,549	85,549	—	—	—
Transfers out of Level III(1)	(123,010)	(56,065)	(66,945)	—	—
Fair Value, June 30, 2018	$1,621,911	$711,078	$381,865	$41,126	$487,842
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$6,652	$(684)	$(13,749)	$(2,533)	$23,618

(1)
As of June 30, 2018, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2018 and June 30, 2017. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2018 and December 31, 2017, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2018 and December 31, 2017, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2018 were as follows:

				Range
Type	Fair Value as of June 30, 2018	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$527,399	Market & income approach	EBITDA multiple	2.0x	19.8x	11.5x
			Revenue multiple	3.5x	6.3x	5.5x
			Discount rate	7.3%	12.9%	9.8%
	100,379	Market quote	Broker quote	N/A	N/A	N/A
	83,300	Other	N/A(1)	N/A	N/A	N/A
Second lien	211,125	Market & income approach	EBITDA multiple	8.0x	16.0x	11.4x
			Revenue multiple	1.0x	1.1x	1.1x
			Discount rate	9.7%	12.8%	11.3%
	170,740	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	41,126	Market & income approach	EBITDA multiple	5.5x	12.5x	9.4x
			Discount rate	8.1%	21.8%	15.6%
Equity and other	487,347	Market & income approach	EBITDA multiple	0.4x	18.0x	11.9x
			Revenue multiple	1.0x	1.1x	1.1x
			Discount rate	7.0%	26.1%	12.7%
	495	Black Scholes analysis	Expected life in years	7.8	7.8	7.8
			Volatility	35.8%	35.8%	35.8%
			Discount rate	2.9%	2.9%	2.9%
	$1,621,911

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of June 30, 2018, as the facilities are continually monitored and examined by both the borrower and the lender. The carrying value of the SBA-guaranteed debentures and Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of June 30, 2018 based on a comparison of market interest rates for the Company’s borrowings and similar entities. The fair value of the Holdings Credit Facility, NMFC Credit Facility, SBA-guaranteed debentures and Unsecured Notes are considered Level III. The fair value of the Convertible Notes (as defined in Note 7. Borrowings) as of June 30, 2018 was $158,175, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of June 30, 2018 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility"). The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of June 30, 2018 and June 30, 2017 was approximately $360,288 and $356,569, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2018, management fees waived were approximately $1,495 and $2,817, respectively. For the three and six months ended June 30, 2017, management fees waived were approximately $1,485 and $2,841, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of June 30, 2018), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

For the three and six months ended June 30, 2018, no incentive fees were waived. For the three and six months ended June 30, 2017, incentive fees waived were approximately $0 and $1,800, respectively. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Management fee	$9,301	$8,275	$17,993	$15,889
Less: management fee waiver	(1,495)	(1,485)	(2,817)	(2,841)
Total management fee	7,806	6,790	15,176	13,048
Incentive fee, excluding accrued capital gains incentive fees	$6,430	$6,449	$12,864	$11,857
Less: incentive fee waiver	—	—	—	(1,800)
Total incentive fee	6,430	6,449	12,864	10,057
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)
As of June 30, 2018 and June 30, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2018, approximately $551 and $1,210, respectively, of indirect administrative expenses were included in administrative expenses of which $276 and $276, respectively, of indirect administrative expenses were waived by the Administrator. For the three and six months ended June 30, 2017, approximately $371 and $783, respectively, of indirect administrative expenses were included in administrative expenses, of which $4 and $416, respectively, of indirect administrative expenses were waived by the Administrator. As of June 30, 2018 and December 31, 2017, approximately $1,301 and $444, respectively, of indirect administrative expenses were included in payable to affiliates.
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
Note 7. Borrowings
On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150.0% from 200.0% under certain circumstances. On April 12, 2018, the Company's board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to the Company at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of the Company’s stockholders at such special meeting of stockholders, and thus the Company became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. As of June 30, 2018, the Company’s asset coverage ratio was 210.9%.
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
The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
The Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Effective April 1, 2018, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$3,591	$2,894	$6,717	$5,603
Non-usage fee	$179	$173	$391	$357
Amortization of financing costs	$624	$401	$1,240	$798
Weighted average interest rate	4.1%	3.2%	4.0%	3.2%
Effective interest rate	5.0%	3.9%	5.0%	3.9%
Average debt outstanding	$351,466	$356,307	$337,283	$351,198
As of June 30, 2018 and December 31, 2017, the outstanding balance on the Holdings Credit Facility was $390,463 and $312,363, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended (together with the related guarantee and security agreement, the “NMFC Credit Facility”), dated June 4, 2014, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. On February 27, 2018, the Company entered into an amendment to the NMFC Credit Facility, which extended the maturity date to June 4, 2022. The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

As of June 30, 2018, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $150,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$1,519	$783	$2,371	$1,073
Non-usage fee	$14	$33	$71	$115
Amortization of financing costs	$121	$98	$233	$194
Weighted average interest rate	4.5%	3.5%	4.4%	3.5%
Effective interest rate	4.9%	4.2%	5.0%	4.5%
Average debt outstanding	$135,769	$87,902	$108,881	$61,429
As of June 30, 2018 and December 31, 2017, the outstanding balance on the NMFC Credit Facility was $150,000 and $122,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of June 30, 2018.

June 30, 2018
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at June 30, 2018	11.7%
Conversion rate at June 30, 2018(1)(2)	63.2794
Conversion price at June 30, 2018(2)(3)	$15.80
Last conversion price calculation date	June 3, 2018

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2018 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$1,940	$1,940	$3,881	$3,881
Amortization of financing costs	$297	$297	$590	$590
Amortization of premium	$(28)	$(28)	$(55)	$(55)
Effective interest rate	5.7%	5.7%	5.7%	5.7%
Average debt outstanding	$155,250	$155,250	$155,250	$155,250
As of June 30, 2018 and December 31, 2017, the outstanding balance on the Convertible Notes was $155,250 and $155,250, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$2,946	$1,203	$5,538	$2,398
Amortization of financing costs	$174	$103	$336	$204
Weighted average interest rate	5.0%	5.3%	5.1%	5.3%
Effective interest rate	5.3%	5.8%	5.4%	5.8%
Average debt outstanding	$235,000	$90,604	$220,580	$90,304
As of June 30, 2018 and December 31, 2017, the outstanding balance on the Unsecured Notes was $235,000 and $145,000, respectively, and the Company was in compliance with the terms of the NPA.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, respectively, SBIC I and SBIC II received SBIC licenses from the SBA to operate as SBICs.
The SBIC licenses allow SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to the Company, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I and SBIC II over the Company’s stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises remedies upon an event of default.

The maximum amount of borrowings available under current SBA regulations for a single licensee is $150,000 as long as the licensee has at least $75,000 in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. In June 2018, the U.S. Senate passed the Small Business Investment Opportunity Act, which the President signed into law, that amended the 1958 Act by increasing the individual leverage limit from $150,000 to $175,000, subject to SBA approvals.
As of June 30, 2018 and December 31, 2017, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of June 30, 2018 and December 31, 2017, SBIC II had regulatory capital of $42,500 and $2,500, respectively, and $13,000 and $0, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2018.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Interim SBA-guaranteed debentures:
	September 1, 2028 (1)	13,000	2.644%	0.222%
Total SBA-guaranteed debentures		$163,000

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in September 2018.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$1,249	$979	$2,409	$1,932
Amortization of financing costs	$128	$104	$252	$205
Weighted average interest rate	3.2%	3.2%	3.2%	3.2%
Effective interest rate	3.6%	3.5%	3.5%	3.5%
Average debt outstanding	$154,286	$124,305	$152,155	$123,025
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible small businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2018 and December 31, 2017, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2018, the Company had unfunded commitments on revolving credit facilities of $48,060, no outstanding bridge financing commitments and other future funding commitments of $67,479. As of December 31, 2017, the Company had unfunded commitments on revolving credit facilities of $23,716, no outstanding bridge financing commitments and other future funding commitments of $53,712. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility and the NMFC Credit Facility as of June 30, 2018 and December 31, 2017. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2018 and December 31, 2017, the Company had commitment letters to purchase investments in the aggregate par amount of $20,052 and $13,907, respectively, which could require funding in the future.
As of June 30, 2018 and December 31, 2017, the Company owed $9,000 and $12,000, respectively, related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. The Company began to make semi-annual payments of $3,000 in June 2018 with the final payment due in December 2019. See Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
As of June 30, 2018, the Company had unfunded commitments related to an equity investment in SLP III of $37,200, which may be funded at the Company's discretion.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized (Depreciation)	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	Appreciation	Net Assets
Balance at December 31, 2017	75,935,093	$759	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975
Issuances of common stock	171,279	2	2,328	—	—	—	2,330
Distributions declared	—	—	—	(51,636)	—	—	(51,636)
Net increase (decrease) in net assets resulting from operations	—	—	—	51,457	(6,403)	1,923	46,977
Balance at June 30, 2018	76,106,372	$761	$1,055,796	$38,986	$(83,084)	$20,187	$1,032,646

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Earnings per share—basic
Numerator for basic earnings per share:	$23,133	$27,328	$46,977	$57,745
Denominator for basic weighted average share:	75,938,857	75,383,387	75,936,986	72,566,825
Basic earnings per share:	$0.30	$0.36	$0.62	$0.80
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$23,133	$27,328	$46,977	$57,745
Adjustment for interest on Convertible Notes and incentive fees, net	1,553	1,553	3,105	3,105
Numerator for diluted earnings per share:	$24,686	$28,881	$50,082	$60,850
Denominator for basic weighted average share	75,938,857	75,383,387	75,936,986	72,566,825
Adjustment for dilutive effect of Convertible Notes	9,824,127	9,824,127	9,824,127	9,824,127
Denominator for diluted weighted average share	85,762,984	85,207,514	85,761,113	82,390,952
Diluted earnings per share	$0.29	$0.34	$0.58	$0.74

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2018 and June 30, 2017.

	Six Months Ended
	June 30, 2018	June 30, 2017
Per share data(1):
Net asset value, January 1, 2018 and January 1, 2017, respectively	$13.63	$13.46
Net investment income	0.68	0.68
Net realized and unrealized gains (losses)(2)	(0.06)	0.17
Total net increase	0.62	0.85
Distributions declared to stockholders from net investment income	(0.68)	(0.68)
Net asset value, June 30, 2018 and June 30, 2017, respectively	$13.57	$13.63
Per share market value, June 30, 2018 and June 30, 2017, respectively	$13.60	$14.55
Total return based on market value(3)	5.52%	8.01%
Total return based on net asset value(4)	4.59%	6.35%
Shares outstanding at end of period	76,106,372	75,685,838
Average weighted shares outstanding for the period	75,936,986	72,566,825
Average net assets for the period	$1,032,833	$989,230
Ratio to average net assets:
Net investment income	10.05%	10.04%
Total expenses, before waivers/reimbursements	11.54%	10.03%
Total expenses, net of waivers/reimbursements	10.94%	8.99%
Average debt outstanding—Holdings Credit Facility	$337,283	$351,198
Average debt outstanding—Convertible Notes	155,250	155,250
Average debt outstanding—SBA-guaranteed debentures	152,155	123,025
Average debt outstanding—Unsecured Notes	220,580	90,304
Average debt outstanding—NMFC Credit Facility	108,881	61,429
Asset coverage ratio(5)	210.94%	237.20%
Portfolio turnover	14.57%	18.17%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).

(2)	Includes the accretive effect of common stock issuances per share, which for the six months ended June 30, 2018 and June 30, 2017 were $0.00 and $0.05, respectively.

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
Note 14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2018, except as discussed below.

On August 1, 2018, the Company’s board of directors declared a third quarter 2018 distribution of $0.34 per share payable on September 28, 2018 to holders of record as of September 14, 2018.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2018, and the related consolidated statements of operations for the three month and six-month periods ended June 30, 2018 and 2017, and changes in net assets and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 7, 2018

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including interest and inflation rates, and its impact on the industries in which we invest;

•	our future operating results, our business prospects and the adequacy of our cash resources and working capital;

•	the ability of our portfolio companies to achieve their objectives;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•	actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital L.L.C. ("New Mountain Capital", defined as New Mountain Capital Group, L.L.C. and its affiliates); and

•	the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2017 and in this quarterly report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2017 and in this quarterly report on Form 10-Q.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through June 30, 2018, we raised approximately $614.6 million in net proceeds from additional offerings of common stock.
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

Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. (“NMF Ancora”), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. (“NMF YP”), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. (“NMF Servicing”), serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. (“SBIC I”) and its general partner, New Mountain Finance SBIC G.P., L.L.C. (“SBIC I GP”), were organized in Delaware as a limited partnership and limited liability company, respectively. New Mountain Finance SBIC II, L.P. (“SBIC II”) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were also organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC I and SBIC II received a licenses from the United States ("U.S.") Small Business Administration (the “SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “1958 Act”). Our wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2018, our top five industry concentrations were business services, software, healthcare services, education and investment funds.
As of June 30, 2018, our net asset value was $1,032.6 million and our portfolio had a fair value of approximately $2,098.0 million in 89 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.1% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.9%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased as cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On July 5, 2018, we entered into a third supplement (the ‘‘Supplement’’) to our Amended and Restated Note Purchase Agreement, dated September 30, 2016 (the ‘‘NPA’’). Pursuant to the Supplement, on July 5, 2018, we issued to an institutional investor identified therein, in a private placement, $50.0 million in aggregate principal amount of 5.36% Series 2018B Notes due June 28, 2023 (the "2018B Unsecured Notes") as an additional series of notes under the NPA. Except as set forth in the Supplement, the 2018B Unsecured Notes have the same terms as the $90.0 million in aggregate principal amount of the 5.313% Notes due May 15, 2021, the $55.0 million in aggregate principal amount of the 4.76% Series 2017A Notes due July 15, 2022 and the $90.0 million in aggregate principal amount of 4.87% Series 2018A Notes due January 30, 2023 (collectively, the ‘‘Prior Notes’’) that we previously issued pursuant to the NPA, the first supplement and the second supplement thereto, respectively. The Supplement includes certain additional covenants and terms, including, without limitation, a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. The 2018B Unsecured Notes will rank equal in priority with our other unsecured indebtedness, including the Prior Notes. Interest on the 2018B Unsecured Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019.

On July 5, 2018, we entered into Amendment No. 4 (the ‘‘Amendment’’) to our NMFC Credit Facility (as defined below). The Amendment reduces the minimum asset coverage ratio that we must maintain at the time of any borrowing under the NMFC Credit Facility (as defined below) and as of each quarter end from 2.00 to 1.00 to 1.50 to 1.00. The Amendment also includes a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time.
On August 1, 2018, our board of directors declared a third quarter 2018 distribution of $0.34 per share payable on September 28, 2018 to holders of record as of September 14, 2018.
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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2018:

(in thousands)	Total	Level I	Level II	Level III
First lien	$828,387	$—	$117,309	$711,078
Second lien	713,974	—	332,109	381,865
Subordinated	67,801	—	26,675	41,126
Equity and other	487,856	14	—	487,842
Total investments	$2,098,018	$14	$476,093	$1,621,911
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2018, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2018, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2018 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2018	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$527,399	Market & income approach	EBITDA multiple	2.0x	19.8x	11.5x
			Revenue multiple	3.5x	6.3x	5.5x
			Discount rate	7.3%	12.9%	9.8%
	100,379	Market quote	Broker quote	N/A	N/A	N/A
	83,300	Other	N/A(1)	N/A	N/A	N/A
Second lien	211,125	Market & income approach	EBITDA multiple	8.0x	16.0x	11.4x
			Revenue multiple	1.0x	1.1x	1.1x
			Discount rate	9.7%	12.8%	11.3%
	170,740	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	41,126	Market & income approach	EBITDA multiple	5.5x	12.5x	9.4x
			Discount rate	8.1%	21.8%	15.6%
Equity and other	487,347	Market & income approach	EBITDA multiple	0.4x	18.0x	11.9x
			Revenue multiple	1.0x	1.1x	1.1x
			Discount rate	7.0%	26.1%	12.7%
	495	Black Scholes analysis	Expected life in years	7.8	7.8	7.8
			Volatility	35.8%	35.8%	35.8%
			Discount rate	2.9%	2.9%	2.9%
	$1,621,911

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until July 31, 2020, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement and SLP I's re-investment period is through July 31, 2018. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of June 30, 2018, SLP I had total investments with an aggregate fair value of approximately $347.2 million, debt outstanding of $251.6 million and capital that had been called and funded of $93.0 million. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $223.7 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of June 30, 2018 and December 31, 2017.

We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2018, we earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I, which is included in other income. For the three and six months ended June 30, 2017, we earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I, which is included in other income. As of June 30, 2018 and December 31, 2017, approximately $0.9 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2018, we earned approximately $0.8 million and $1.6 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2017, we earned approximately $0.8 million and $1.8 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2018 and December 31, 2017, approximately $1.0 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of June 30, 2018, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of June 30, 2018 and December 31, 2017.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and currently bears interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2018 and December 31, 2017, SLP II had total investments with an aggregate fair value of approximately $368.9 million and $382.5 million, respectively, and debt outstanding under its credit facility of $267.9 million and $266.3 million, respectively. As of June 30, 2018 and December 31, 2017, none of SLP II's investments were on non-accrual. Additionally, as of June 30, 2018 and December 31, 2017, SLP II had unfunded commitments in the form of delayed draws of $7.0 million and $4.9 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
First lien investments (1)	374,972	386,100
Weighted average interest rate on first lien investments (2)	6.51%	6.05%
Number of portfolio companies in SLP II	33	35
Largest portfolio company investment (1)	17,183	17,369
Total of five largest portfolio company investments (1)	80,614	81,728

(1)	Reflects principal amount or par value of investments.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of June 30, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	5.84% (L + 3.75%)	2/27/2025	$8,870	$8,827	$8,898
ADG, LLC	Healthcare Services	6.84% (L + 4.75%)	9/28/2023	16,948	16,815	16,694
ASG Technologies Group, Inc.	Software	5.59% (L + 3.50%)	7/31/2024	5,449	5,424	5,427
Beaver-Visitec International Holdings, Inc.	Healthcare Products	7.09% (L + 5.00%)	8/21/2023	14,738	14,622	14,756
Brave Parent Holdings, Inc.	Software	6.33% (L + 4.00%)	4/18/2025	8,500	8,479	8,543
CHA Holdings, Inc.	Business Services	6.58% (L + 4.50%)	4/10/2025	9,857	9,808	9,931
CommerceHub, Inc.	Software	5.86% (L + 3.75%)	5/21/2025	2,500	2,487	2,512
DigiCert, Inc.	Business Services	6.84% (L + 4.75%)	10/31/2024	9,975	9,929	9,977
FPC Holdings, Inc.	Distribution & Logistics	6.59% (L + 4.50%)	11/18/2022	14,963	14,532	15,084
Globallogic Holdings Inc.	Business Services	6.08% (L + 3.75%)	6/20/2022	4,665	4,637	4,677
Greenway Health, LLC	Software	6.08% (L + 3.75%)	2/16/2024	14,849	14,788	14,869
Idera, Inc.	Software	6.60% (L + 4.50%)	6/28/2024	12,555	12,443	12,750
J.D. Power (fka J.D. Power and Associates)	Business Services	6.34% (L + 4.25%)	9/7/2023	13,290	13,244	13,340
Keystone Acquisition Corp.	Healthcare Services	7.58% (L + 5.25%)	5/1/2024	5,360	5,313	5,356
LSCS Holdings, Inc.	Healthcare Services	6.52% (L + 4.25%)	3/17/2025	6,384	6,373	6,384
LSCS Holdings, Inc.	Healthcare Services	6.34% (L + 4.25%)	3/17/2025	1,264	1,263	1,264
Market Track, LLC	Business Services	6.58% (L + 4.25%)	6/5/2024	11,880	11,828	11,880
Medical Solutions Holdings, Inc.	Healthcare Services	5.84% (L + 3.75%)	6/14/2024	4,454	4,434	4,457
Ministry Brands, LLC	Software	6.10% (L + 4.00%)	12/2/2022	2,127	2,118	2,127
Ministry Brands, LLC	Software	6.10% (L + 4.00%)	12/2/2022	12,348	12,295	12,348
Navex Global, Inc.	Software	6.34% (L + 4.25%)	11/19/2021	14,820	14,668	14,885
Navicure, Inc.	Healthcare Services	5.84% (L + 3.75%)	11/1/2024	10,935	10,885	10,935
NorthStar Financial Services Group, LLC	Software	5.59% (L + 3.50%)	5/25/2025	7,500	7,463	7,519
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)	Consumer Services	6.34% (L + 4.25%)	10/10/2024	286	285	287
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)	Consumer Services	6.34% (L + 4.25%)	10/10/2024	9,654	9,609	9,678
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.59% (L + 5.25%)	4/29/2024	10,395	10,350	10,473
Poseidon Intermediate, LLC	Software	6.35% (L + 4.25%)	8/15/2022	14,805	14,802	14,879
Project Accelerate Parent, LLC	Business Services	6.25% (L + 4.25%)	1/2/2025	14,963	14,892	15,037
PSC Industrial Holdings Corp.	Industrial Services	5.84% (L + 3.75%)	10/11/2024	10,448	10,352	10,448
Quest Software US Holdings Inc.	Software	6.58% (L + 4.25%)	5/16/2025	15,000	14,926	14,994
Salient CRGT Inc.	Federal Services	7.84% (L + 5.75%)	2/28/2022	13,982	13,875	14,192
Severin Acquisition, LLC	Software	7.11% (L + 4.75%)	7/30/2021	14,812	14,760	14,868
Sierra Acquisition, Inc.	Food & Beverage	5.59% (L + 3.50%)	11/11/2024	3,731	3,714	3,750
WP CityMD Bidco LLC	Healthcare Services	5.83% (L + 3.50%)	6/7/2024	14,887	14,855	14,822
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	1,464	1,470	1,475
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	12,099	12,089	12,190
Zywave, Inc.	Software	7.34% (L + 5.00%)	11/17/2022	17,183	17,117	17,183
Total Funded Investments				$367,940	$365,771	$368,889
Unfunded Investments - First lien:
Access CIG, LLC	Business Services	—	8/27/2018	$1,108	$—	$3
CHA Holdings, Inc.	Business Services	—	10/10/2019	2,143	(11)	16
LSCS Holdings, Inc.	Healthcare Services	—	9/17/2018	336	(2)	—
Ministry Brands, LLC	Software	—	10/18/2019	1,869	(9)	—
YI, LLC	Healthcare Services	—	11/7/2018	1,576	(8)	12
Total Unfunded Investments				$7,032	$(30)	$31
				$374,972	$365,741	$368,920

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2018.

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

Below is certain summarized financial information for SLP II as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and June 30, 2017:

Selected Balance Sheet Information:	June 30, 2018	December 31, 2017
	(in thousands)	(in thousands)
Investments at fair value (cost of $365,741 and $379,075, respectively)	$368,920	$382,534
Cash and other assets	7,581	8,065
Total assets	$376,501	$390,599

Credit facility	$267,870	$266,270
Deferred financing costs	(1,678)	(1,966)
Payable for unsettled securities purchased	—	15,964
Distribution payable	3,960	3,500
Other liabilities	2,838	2,891
Total liabilities	272,990	286,659

Members' capital	$103,511	$103,940
Total liabilities and members' capital	$376,501	$390,599

Selected Statement of	Three Months Ended		Six Months Ended
Operations Information:	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$6,134	$5,630	$11,764	$10,803
Other income	36	102	58	316
Total investment income	6,170	5,732	11,822	11,119

Interest and other financing expenses	2,553	2,074	4,981	3,923
Other expenses	140	212	364	374
Total expenses	2,693	2,286	5,345	4,297
Net investment income	3,477	3,446	6,477	6,822

Net realized gains on investments	180	814	633	1,922
Net change in unrealized appreciation (depreciation) of investments	(957)	(535)	(280)	(641)
Net increase in members' capital	$2,700	$3,725	$6,830	$8,103
For the three and six months ended June 30, 2018, we earned approximately $3.2 million and $5.8 million, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2017, we earned approximately $3.2 million and $6.6 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of June 30, 2018 and December 31, 2017, approximately $3.2 million and $2.8 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
We have determined that SLP II is an investment company under ASC 946; however, in accordance with such guidance we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation ("ASC 810"), concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLP II.

NMFC Senior Loan Program III LLC
NMFC Senior Loan Program III LLC ("SLP III") was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between us and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from us and SkyKnight II. SLP III has a five year investment period and will continue in existence until April 25, 2025. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2018, we and SkyKnight II have committed $80.0 million and $20.0 million, respectively, of equity to SLP III. As of June 30, 2018, the Company and SkyKnight II have contributed $42.8 million and $10.7 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on the our Consolidated Schedule of Investments as of June 30, 2018.
On May 2, 2018, SLP III closed its $300.0 million revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. As of June 30, 2018, SLP III had total investments with an aggregate fair value of approximately $157.3 million and debt outstanding under its credit facility of $90.4 million. As of June 30, 2018, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2018 , SLP III had unfunded commitments in the form of delayed draws of $12.1 million . Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2018:

(in thousands)	June 30, 2018
First lien investments (1)	169,218
Weighted average interest rate on first lien investments (2)	5.95%
Number of portfolio companies in SLP III	19
Largest portfolio company investment (1)	19,000
Total of five largest portfolio company investments (1)	79,000

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	5.84% (L + 3.75%)	2/27/2025	$1,222	$1,222	$1,226
Brave Parent Holdings, Inc.	Software	6.33% (L + 4.00%)	4/18/2025	8,500	8,479	8,543
Certara Holdco, Inc.	Healthcare I.T.	5.83% (L + 3.50%)	8/15/2024	1,282	1,285	1,287
CommerceHub, Inc.	Software	5.86% (L + 3.75%)	5/21/2025	15,000	14,925	15,074
Dentalcorp of Canada ULC	Healthcare Services	5.76% (L + 3.75%)	6/6/2025	12,000	11,970	12,026
Greenway Health, LLC	Software	6.08% (L + 3.75%)	2/16/2024	10,326	10,332	10,339
Heartland Dental, LLC	Healthcare Services	5.84% (L + 3.75%)	4/30/2025	16,522	16,441	16,470
Market Track, LLC	Business Services	6.58% ( L + 4.25%)	6/5/2024	1,188	1,182	1,188
Ministry Brands, LLC	Software	6.10% (L + 4.00%)	12/2/2022	4,619	4,597	4,619
National Intergovernmental Purchasing Alliance Company	Business Services	6.08% (L + 3.75%)	5/23/2025	15,000	14,987	14,981
Netsmart Technologies, Inc.	Healthcare I.T.	5.84% (L + 3.75%)	4/19/2023	10,491	10,491	10,570
NorthStar Financial Services Group, LLC	Software	5.59% (L + 3.50%)	5/25/2025	15,000	14,925	15,038
Pathway Vet Alliance LLC	Consumer Services	6.34% (L + 4.25%)	10/10/2024	192	191	192
Pelican Products, Inc.	Business Products	5.48% (L + 3.50%)	5/1/2025	5,000	4,988	5,008
Quest Software US Holdings Inc.	Software	6.58% (L + 4.25%)	5/16/2025	15,000	14,926	14,994
Sierra Enterprises, LLC	Food & Beverage	5.59% (L + 3.50%)	11/11/2024	2,494	2,491	2,506
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	5.59% (L + 3.50%)	7/17/2025	3,814	3,794	3,802
WP CityMD Bidco LLC	Healthcare Services	5.83% (L + 3.50%)	6/7/2024	14,962	14,962	14,897
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	3,988	4,003	4,018
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	482	482	486
Total Funded Investments				$157,082	$156,673	$157,264
Unfunded Investments - First lien
Dentalcorp of Canada ULC	Healthcare Services	—	6/6/2020	$3,000	$—	$7
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	2,478	—	(8)
Ministry Brands, LLC	Software	—	10/18/2019	1,869	(9)	—
Pathway Vet Alliance LLC	Consumer Services	—	5/25/2020	3,083	(15)	8
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	—	6/20/2025	1,186	—	(4)
YI, LLC	Healthcare Services	—	11/7/2018	520	4	4
Total Unfunded Investments				$12,136	$(20)	$7
Total Investments				$169,218	$156,653	$157,271

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2018.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

Below is certain summarized financial information for SLP III as of June 30, 2018 and for the three and six months ended June 30, 2018:

Selected Balance Sheet Information:	June 30, 2018
Investments at fair value (cost of $156,653)	$157,271
Cash and other assets	3,407
Total assets	$160,678

Credit facility	$90,400
Deferred financing costs	(3,138)
Payable for unsettled securities purchased	16,689
Other liabilities	2,596
Total liabilities	106,547

Members' capital	$54,131
Total liabilities and members' capital	$160,678

	Three Months Ended	Six Months Ended
Selected Statement of Operations Information:	June 30, 2018(1)	June 30, 2018(1)
Interest income	$790	$790
Other income	22	22
Total investment income	812	812

Interest and other financing expenses	574	574
Other expenses	226	226
Total expenses	800	800
Net investment income	12	12

Net change in unrealized appreciation (depreciation) of investments	618	618
Net increase in members' capital	$630	$630

(1)	SLP III commenced operations on April 25, 2018.
We have determined that SLP III is an investment company under ASC 946; however, in accordance with such guidance we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLP III.

New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2018.
Below is certain summarized property information for NMNLC as of June 30, 2018:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2018
				(in thousands)	(in thousands)
NM NL Holdings, L.P.	FXI Inc.	6/30/2038	IN / MS / NM / OR / PA / Mexico	2,122	$20,229
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	14,750
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,538
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	8,475
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	8,462
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,507
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	5,274
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	2,240
					$77,475
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2018 and December 31, 2017, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $25.2 million and $25.2 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
PPVA Black Elk (Equity) LLC
On May 3, 2013, we entered into a collateralized securities purchase and put agreement (the “SPP Agreement”) with a private hedge fund. Under the SPP Agreement, we purchased twenty million Class E Preferred Units of Black Elk Energy Offshore Operations, LLC (“Black Elk”) for $20.0 million with a corresponding obligation of the private hedge fund to repurchase the preferred units for $20.0 million plus other amounts due under the SPP Agreement. The majority owner of Black Elk was the private hedge fund. In August 2014, we received a payment of $20.5 million, the full amount due under the SPP Agreement.
In August 2017, a trustee (the “Trustee”) for Black Elk informed us that the Trustee intended to assert a fraudulent conveyance claim (the “Claim”) against us and one of its affiliates seeking the return of the $20.5 million repayment. Black Elk filed a Chapter 11 bankruptcy petition pursuant to the United States Bankruptcy Code in August 2015. The Trustee alleges that individuals affiliated with the private hedge fund conspired with Black Elk and others to improperly use proceeds from the sale of certain Black Elk assets to repay, in August 2014, the private hedge fund’s obligation to us under the SPP Agreement. We were unaware of these claims at the time the repayment was received. The private hedge fund is currently in liquidation under the laws of the Cayman Islands.
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP

Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the six months ended June 30, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of June 30, 2018, the SPP Agreement has a cost basis of $14.5 million and a fair value of $12.2 million, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2018, we recognized PIK and non-cash interest from investments of $1.9 million and $3.6 million, respectively, and PIK and non-cash dividends from investments of $7.0 million and $13.8 million, respectively. For the three and six months ended June 30, 2017, we recognized PIK and non-cash interest from investments of $0.8 million and $1.7 million, respectively, and PIK and non-cash dividends from investments of $4.8 million and $6.3 million, respectively.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2018:

(in millions)	June 30, 2018
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$133.8	6.5%	$139.5	6.7%
Investment Rating 2	1,896.9	92.1%	1,944.4	92.7%
Investment Rating 3	13.5	0.6%	6.8	0.3%
Investment Rating 4	16.5	0.8%	7.3	0.3%
	$2,060.7	100.0%	$2,098.0	100.0%
As of June 30, 2018, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of three portfolio companies. As of June 30, 2018, one portfolio company had an Investment Rating of 3 and three portfolio companies had an Investment Rating of 4, which includes one portfolio company that had a portion of our investment included in Investment Rating 3 and a portion included in Investment Rating 4.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and commons shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of June 30, 2018, our investments in EDMC with an Investment Rating of 4 had an aggregate cost basis of $1.5 million, an aggregate fair value of less than $0.1 million and total unearned interest income of less than $0.1 million for the three and six months then ended.
During the second quarter of 2018, we placed a portion of our second lien position in National HME, Inc. on non-accrual status and wrote down the aggregate fair value of our preferred shares in TW-NHME Holdings Corp. (together with our second lien position, "NHME") to $0. As of June 30, 2018, our investment in the second lien position in NHME had an aggregate cost basis of $28.4 million, an aggregate fair value of $13.7 million and total unearned interest income of $0.4 million and $0.4 million, respectively, for the three and six months then ended.
Our preferred shares and warrants in Ancora Acquisition LLC ("Ancora") have an investment rating of 4. As of June 30, 2018, our investments in Ancora had an aggregate cost basis of $0.1 million and an aggregate fair value of less than$0.1 million.
Portfolio and Investment Activity
The fair value of our investments was approximately $2,098.0 million in 89 portfolio companies at June 30, 2018 and approximately $1,825.7 million in 84 portfolio companies at December 31, 2017.
The following table shows our portfolio and investment activity for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended
(in millions)	June 30, 2018	June 30, 2017
New investments in 41 and 39 portfolio companies, respectively	$560.5	$607.6
Debt repayments in existing portfolio companies	238.1	281.1
Sales of securities in 6 and 11 portfolio companies, respectively	58.7	49.4
Change in unrealized appreciation on 34 and 53 portfolio companies, respectively	30.0	44.6
Change in unrealized depreciation on 60 and 27 portfolio companies, respectively	(27.1)	(10.5)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2018 and June 30, 2017
Revenue

	Three Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Interest income	$40,090	$37,639
Total dividend income	12,346	9,670
Other income	2,162	2,710
Total investment income	$54,598	$50,019
Our total investment income increased by approximately $4.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. For the three months ended June 30, 2018, total investment income of $54.6 million consisted of approximately $35.5 million in cash interest from investments, approximately $1.9 million in PIK and non-cash interest from investments, approximately $1.0 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.7 million, approximately $5.3 million in cash dividends from investments, $7.0 million in PIK and non-cash dividends from investments and approximately $2.2 million in other income. The 9% increase in total investment income primarily results from increased interest income which is attributable to larger invested balances and rising LIBOR rates. Our larger invested balances were driven by proceeds from our June 2017 and January 2018 unsecured notes issuances to originate new investments. The increase was also attributable to an increase in dividend income of approximately $2.6 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase is primarily due to distributions from our investments in NMNLC and PIK and non-cash dividend income from five equity positions. Other income during the three months ended June 30, 2018, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from thirteen different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Management fee	$9,301	$8,275
Less: management fee waiver	(1,495)	(1,485)
Total management fee	7,806	6,790
Incentive fee	6,430	6,449
Interest and other financing expenses	12,824	9,045
Professional fees	708	722
Administrative expenses	822	662
Other general and administrative expenses	518	402
Total expenses	29,108	24,070
Less: expenses waived and reimbursed	(276)	(4)
Net expenses before income taxes	28,832	24,066
Income tax expense	45	155
Net expenses after income taxes	$28,877	$24,221
Our total net operating expenses increased by approximately $4.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Our management fee increased by approximately $1.0 million, net of a management fee waivers for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in management fees was attributable to larger invested balances, driven by the proceeds from our unsecured notes issuances and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments.
Interest and other financing expenses increased by approximately $3.8 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to our issuances of our unsecured notes, higher drawn balances on our SBA-guaranteed debentures and NMFC Credit Facility (as defined below) and rising LIBOR rates. Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Net realized (losses) gains on investments	$(6,609)	$(26,453)
Net change in unrealized appreciation (depreciation) of investments	5,087	27,852
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	—	(33)
(Provision) benefit for taxes	(1,066)	164
Net realized and unrealized gains (losses)	$(2,588)	$1,530
Our net realized losses and unrealized gains resulted in a net loss of approximately $2.6 million for the three months ended June 30, 2018 compared to net realized losses and unrealized gains resulting in a net gain of approximately $1.5 million for the same period in 2017. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2018 was primarily driven by the realized loss on our investment in American Tire Distributors, Inc. ("ATD") which was sold during the quarter ended June 30, 2018 due to ATD's reported loss of its largest supplier. Our realized losses were partially offset by the overall increase in the market prices of our investments during the period. The provision for income taxes was attributable to equity investments that are held as of June 30, 2018 in three of our corporate subsidiaries. The net gain for the three months ended June 30, 2017 was primarily driven by the overall increase in the market prices of our investments during the period. With the completion of the Transtar restructuring in April 2017, $27.6 million of previously recorded unrealized depreciation related to this investment was realized during the three months ended June 30, 2017.
Results of Operations for the Six Months Ended June 30, 2018 and June 30, 2017
Revenue

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Interest income	$76,829	$71,637
Total dividend income	24,703	16,403
Other income	5,955	5,286
Total investment income	$107,487	$93,326
Our total investment income increased by approximately $14.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. For the six months ended June 30, 2018, total investment income of $107.5 million consisted of approximately $68.3 million in cash interest from investments, approximately $3.6 million in PIK and non-cash interest from investments, approximately $2.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.6 million, approximately $10.9 million in cash dividends from investments, $13.8 million in PIK and non-cash dividends from investments and approximately $6.0 million in other income. The 15% increase in total investment income primarily results from an increase in dividend income of approximately $8.3 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase is primarily due to distributions from our investments in NMNLC and PIK and non-cash dividend income from five equity positions. Additionally contributing to the increase in total investment income is the increased interest income which is attributable to larger invested balances and rising LIBOR rates. Our larger invested balances were driven by the proceeds from our June 2018 and January 2018 unsecured notes issuances to originate new investments. Other income during the six months ended June 30, 2018, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from twenty-four different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Management fee	$17,993	$15,889
Less: management fee waiver	(2,817)	(2,841)
Total management fee	15,176	13,048
Incentive fee	12,864	11,857
Less: incentive fee waiver	—	(1,800)
Total incentive fee	12,864	10,057
Interest and other financing expenses	24,114	17,421
Professional fees	1,402	1,572
Administrative expenses	1,761	1,370
Other general and administrative expenses	928	868
Total expenses	56,245	44,336
Less: expenses waived and reimbursed	(276)	(474)
Net expenses before income taxes	55,969	43,862
Income tax expense	61	235
Net expenses after income taxes	$56,030	$44,097
Our total net operating expenses increased by approximately $11.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Our management fee increased by approximately $2.1 million, net of a management fee waiver, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in management fees was attributable to larger invested balances, driven by the proceeds from our April 2017 primary offering of our common stock, our unsecured notes issuances and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. Our incentive fees increased by approximately $2.8 million, net of an incentive fee waiver, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, which was mainly attributable to an incentive fee waiver by the Investment Adviser for the six months ended June 30, 2017 of approximately $1.8 million.
Interest and other financing expenses increased by approximately $6.7 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to our issuances of unsecured notes, higher drawn balances on our SBA-guaranteed debentures and NMFC Credit Facility (as defined below) and rising LIBOR rates. Our total professional fees, total administrative expenses and total other general and administrative expenses remained relatively flat for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Net realized (losses) gains on investments	$(6,403)	$(25,627)
Net change in unrealized appreciation (depreciation) of investments	2,919	34,057
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	(12)	(833)
(Provision) benefit for taxes	(984)	919
Net realized and unrealized gains (losses)	$(4,480)	$8,516
Our net realized losses and unrealized gains resulted in a net loss of approximately $4.5 million for the six months ended June 30, 2018 compared to net realized losses and unrealized gains resulting in a net gain of approximately $8.5 million for the same period in 2017. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2018 was primarily driven by the realized loss on our investment in ATD, which was sold during the quarter ended June 30, 2018 due to ATD's reported loss of its largest supplier. The provision for income taxes was attributable to equity investments that are held as of June 30, 2018 in three of our corporate subsidiaries. The net gain for the six months ended June 30, 2017 was primarily driven by the overall increase in the market prices of our investments during the period. With the completion of the Transtar restructuring in

April 2017, $27.6 million of previously recorded unrealized depreciation related to this investment was realized during the three months ended June 30, 2017.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through June 30, 2018, we raised approximately $614.6 million in net proceeds from additional offerings of our common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150.0% from 200.0% under certain circumstances. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to us at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of our stockholders at such special meeting of stockholders, and thus we became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. As of June 30, 2018, our asset coverage ratio was 210.9%.
At June 30, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $33.9 million and $34.9 million, respectively. Our cash used in operating activities during the six months ended June 30, 2018 and June 30, 2017 was approximately $158.3 million and $211.2 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
The maximum amount of revolving borrowings available under the Holdings Credit Facility is $495.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
The Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Effective April 1, 2018, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$3.6	$2.9	$6.7	$5.6
Non-usage fee	$0.2	$0.2	$0.4	$0.4
Amortization of financing costs	$0.6	$0.4	$1.2	$0.8
Weighted average interest rate	4.1%	3.2%	4.0%	3.2%
Effective interest rate	5.0%	3.9%	5.0%	3.9%
Average debt outstanding	$351.5	$356.3	$337.3	$351.2
As of June 30, 2018 and December 31, 2017, the outstanding balance on the Holdings Credit Facility was $390.5 million and $312.4 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended (together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014 , among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. On February 27, 2018, we entered into an amendment to the NMFC Credit Facility which extended the maturity date to June 4, 2022. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of June 30, 2018, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $150.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2018		June 30, 2017		June 30, 2018	June 30, 2017
Interest expense	$1.5		$0.8		$2.4	$1.1
Non-usage fee	$—	(1)	$—	(1)	$0.1	$0.1
Amortization of financing costs	$0.1		$0.1		$0.2	$0.2
Weighted average interest rate	4.5%		3.5%		4.4%	3.5%
Effective interest rate	4.9%		4.2%		5.0%	4.5%
Average debt outstanding	$135.8		$87.9		$108.9	$61.4

(1)     For the three months ended June 30, 2018 and June 30, 2017, the total non-usage fee was less than $50 thousand.
As of June 30, 2018 and December 31, 2017, the outstanding balance on the NMFC Credit Facility was $150.0 million and $122.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of June 30, 2018.

June 30, 2018
Initial conversion premium	12.5%
Initial conversion rate(1)	62.7746
Initial conversion price	$15.93
Conversion premium at June 30, 2018	11.7%
Conversion rate at June 30, 2018(1)(2)	63.2794
Conversion price at June 30, 2018(2)(3)	$15.80
Last conversion price calculation date	June 3, 2018

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2018 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2018	June 30, 2017		June 30, 2018	June 30, 2017
Interest expense	$2.0	$2.0		$3.9	$3.9
Amortization of financing costs	$0.3	$0.3		$0.6	$0.6
Amortization of premium	$(0.1)	$—	(1)	$(0.1)	$(0.1)
Effective interest rate	5.7%	5.7%		5.7%	5.7%
Average debt outstanding	$155.3	$155.3		$155.3	$155.3

(1)	For the three months ended June 30, 2017, the total amortization of premium was less than $50 thousand.
As of June 30, 2018 and December 31, 2017, the outstanding balance on the Convertible Notes was $155.3 million and $155.3 million, respectively, and NMFC was in compliance with the terms of the Indenture on such dates.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$2.9	$1.2	$5.5	$2.4
Amortization of financing costs	$0.1	$0.1	$0.3	$0.2
Weighted average interest rate	5.0%	5.3%	5.1%	5.3%
Effective interest rate	5.3%	5.8%	5.4%	5.8%
Average debt outstanding	$235.0	$90.6	$220.6	$90.3
As of June 30, 2018 and December 31, 2017, the outstanding balance on the Unsecured Notes was $235.0 million and $145.0 million, respectively, and we were in compliance with the terms of the NPA.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, respectively, SBIC I and SBIC II received SBIC licenses from the SBA to operate as SBICs.
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
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. In June 2018, the U.S. Senate passed the Small Business Investment Opportunity Act, which the President signed into law, that amended the 1958 Act by increasing the individual leverage limit from $150.0 million to $175.0 million, subject to SBA approvals.
As of June 30, 2018 and December 31, 2017, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of June 30, 2018 and December 31, 2017, SBIC II had regulatory capital of $42.5 million and $2.5 million, respectively, and $13.0 million and $0, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of June 30, 2018.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures:
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
March 21, 2018	March 1, 2028	15.3	3.187%	0.742%
Interim SBA-guaranteed debentures:
	September 1, 2028 (1)	13.0	2.644%	0.222%
Total SBA-guaranteed debentures		$163.0

(1)	Estimated maturity date as interim SBA-guaranteed debentures are expected to pool in September 2018.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$1.2	$0.9	$2.4	$1.9
Amortization of financing costs	$0.2	$0.1	$0.3	$0.2
Weighted average interest rate	3.2%	3.2%	3.2%	3.2%
Effective interest rate	3.6%	3.5%	3.5%	3.5%
Average debt outstanding	$154.3	$124.3	$152.2	$123.0
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible small businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2018 and December 31, 2017, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2018 and December 31, 2017, we had outstanding commitments to third parties to fund investments totaling $115.5 million and $77.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2018 and December 31, 2017, we had commitment letters to purchase investments in an aggregate par amount of $20.1 million and $13.9 million, respectively. As of June 30, 2018 and December 31, 2017, we had not entered into any bridge financing commitments which could require funding in the future.
As of June 30, 2018 and December 31, 2017, we owed $9.0 million and $12.0 million, respectively, related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. We began to make semi-annual payments of $3.0 million in June 2018, with the final payment due in December 2019.
As of June 30, 2018, we had unfunded commitments related to an equity investment in SLP III of $37.2 million, which may be funded at our discretion.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2018 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$390.5	$—	$—	$390.5	$—
Unsecured Notes(2)	235.0	—	90.0	145.0	—
SBA-guaranteed debentures(3)	163.0	—	—	—	163.0
Convertible Notes(4)	155.3	155.3	—	—	—
NMFC Credit Facility(5)	150.0	—	—	150.0	—
Total Contractual Obligations	$1,093.8	$155.3	$90.0	$685.5	$163.0

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($390.5 million as of June 30, 2018) must be repaid on or before October 24, 2022. As of June 30, 2018, there was approximately $104.5 million of possible capacity remaining under the Holdings Credit Facility.

(2)
$90.0 million 2016 Unsecured Notes will mature on May 15, 2021 unless earlier repurchased, $55.0 million of 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased and the $90.0 million in 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased.

(3)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(4)	The $155.3 million Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.

(5)
Under the terms of the $150.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($150.0 million as of June 30, 2018) must be repaid on or before June 4, 2022. As of June 30, 2018, there was no capacity remaining under the NMFC Credit Facility.

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
Distributions and Dividends
Distributions declared and paid to stockholders for the six months ended June 30, 2018 totaled approximately $51.6 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2018
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	$0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
				$0.68
December 31, 2017
Fourth Quarter	November 2, 2017	December 15, 2017	December 28, 2017	$0.34
Third Quarter	August 4, 2017	September 15, 2017	September 29, 2017	0.34
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
				$1.36
December 31, 2016
Fourth Quarter	November 4, 2016	December 15, 2016	December 29, 2016	$0.34
Third Quarter	August 2, 2016	September 16, 2016	September 30, 2016	0.34
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2018 approximately $0.5 million and $1.2 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.3 million and $0.3 million, respectively, of indirect administrative expenses were waived by the Administrator. As of June 30, 2018, $1.3 million of indirect administrative expenses were included in payable to affiliates.

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
We are subject to certain financial market risks, such as interest rate fluctuations. During the six months ended June 30, 2018, certain of the loans held in our portfolio had floating interest rates. As of June 30, 2018, approximately 86.4% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 13.6% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2018. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2018. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2018, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2018. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2018, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.79%	(1)
Base Interest Rate	—%
+100 Basis Points	7.64%
+200 Basis Points	15.43%
+300 Basis Points	23.22%

(1)	Limited to the lesser of the June 30, 2018 LIBOR rates or a decrease of 25 basis points.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
There have been no material changes during the six months ended June 30, 2018 to the Legal Proceedings discussed in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2017.
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2018. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

The terms of our credit facilities may contractually limit our ability to incur additional indebtedness.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. We believe that having the flexibility to incur additional leverage could augment the returns to our stockholders and would be in the best interests of our stockholders. Even though our board of directors and our shareholders have approved a resolution permitting the Company to be subject to a 150.0% asset coverage ratio to be effective as of June 9, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Currently, our NMFC Credit Facility restricts our ability to incur additional indebtedness if after incurring such additional debt, our asset coverage ratio would be below 165.0%, amended from 200.0% on July 5, 2018. Also, the NMFC Credit Facility requires that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. We cannot assure you that we will be able to negotiate a change to our credit facilities to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.

Recent legislation may allow us to incur additional leverage which could increase the risk of investing in the Company.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). However, on March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCA, was signed into law. The SBCA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200.0% to 150.0% (i.e., the amount of debt may not exceed 66.7% of the value of our assets), subject to certain requirements described therein. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to the Company at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of the Company’s stockholders at such special meeting of stockholders, and thus the Company became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. Changing the asset coverage ratio permits the Company to double its leverage, which results in increased leverage risk and increased expenses.
As a result of this legislation, we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200.0% to 150.0%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.
In addition, in December 2015, the 2016 omnibus spending bill approved by the U.S. Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. This new legislation may allow us to issue additional SBIC debentures above the $225.0 million of SBA-guaranteed debentures previously permitted pending application for and receipt of additional SBIC licenses. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase. The maximum amount of borrowings available under current SBA regulations for a single licensee is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. In June 2018, the U.S. Senate passed the Small Business Investment Opportunity Act, which the President signed into law, that amended the 1958 Act by increasing the individual leverage limit from $150.0 million to $175.0 million, subject to SBA approvals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended June 30, 2018.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended June 30, 2018, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 166,286 shares of our common stock for $2.2 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment administrator of our common stock for this purpose during the quarter ended June 30, 2018.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
April 2018	166,286	$13.24	—	—
May 2018	—	—	—	—
June 2018	—	—	—	—
Total	166,286	$13.24	—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 29, 2017, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2018 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

10.1	Third Supplement to Amended and Restated Note Purchase Agreement, dated July 5, 2018, by and between New Mountain Finance Corporation and the purchaser party thereto(4)

10.2
Amendment No. 4, dated as of July 5, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto(4)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on July 11, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2018.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)