Form 10-Q
period 2018-09-30
New Mountain Finance Corp
filed 2018-11-07
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of November 7, 2018
Common stock, par value $0.01 per share	76,106,372

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,754,348 and $1,438,889, respectively)	$1,755,572	$1,462,182
Non-controlled/affiliated investments (cost of $178,262 and $180,380, respectively)	190,569	178,076
Controlled investments (cost of $328,406 and $171,958, respectively)	348,618	185,402
Total investments at fair value (cost of $2,261,016 and $1,791,227, respectively)	2,294,759	1,825,660
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	25,200	25,212
Cash and cash equivalents	146,345	34,936
Interest and dividend receivable	49,964	31,844
Receivable from unsettled securities sold	1,283	—
Receivable from affiliates	295	343
Other assets	3,928	10,023
Total assets	$2,521,774	$1,928,018
Liabilities
Borrowings
Holdings Credit Facility	$465,963	$312,363
Unsecured Notes	335,000	145,000
Convertible Notes	270,329	155,412
SBA-guaranteed debentures	165,000	150,000
NMFC Credit Facility	135,000	122,500
Deferred financing costs (net of accumulated amortization of $20,646 and $16,578, respectively)	(16,906)	(15,777)
Net borrowings	1,354,386	869,498
Payable for unsettled securities purchased	80,781	—
Management fee payable	16,058	7,065
Incentive fee payable	13,210	6,671
Interest payable	8,919	5,107
Deferred tax liability	1,880	894
Payable to affiliates	988	863
Other liabilities	12,022	2,945
Total liabilities	1,488,244	893,043
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 76,106,372 and 75,935,093 shares issued and outstanding, respectively	761	759
Paid in capital in excess of par	1,055,796	1,053,468
Accumulated undistributed net investment income	40,227	39,165
Accumulated undistributed net realized losses on investments	(79,830)	(76,681)
Net unrealized appreciation (depreciation) (net of provision for taxes of $1,880 and $894, respectively)	16,576	18,264
Total net assets	$1,033,530	$1,034,975
Total liabilities and net assets	$2,521,774	$1,928,018
Number of shares outstanding	76,106,372	75,935,093
Net asset value per share	$13.58	$13.63

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Investment income
From non-controlled/non-affiliated investments:
Interest income	$38,332	$38,511	$112,278	$107,905
Dividend income	—	—	486	159
Non-cash dividend income	1,491	59	4,254	72
Other income	4,669	1,196	8,550	5,545
From non-controlled/affiliated investments:
Interest income	817	718	1,129	2,077
Dividend income	787	816	2,423	2,662
Non-cash dividend income	4,024	3,994	12,050	8,625
Other income	315	294	1,529	888
From controlled investments:
Interest income	1,771	409	4,342	1,293
Dividend income	5,925	3,659	14,755	11,739
Non-cash dividend income	1,721	1,342	4,683	3,016
Other income	617	238	1,477	581
Total investment income	60,469	51,236	167,956	144,562
Expenses
Incentive fee	6,780	6,573	19,644	18,430
Management fee	10,018	8,422	28,011	24,311
Interest and other financing expenses	14,759	9,509	38,873	26,930
Professional fees	2,053	819	3,455	2,391
Administrative expenses	846	652	2,607	2,022
Other general and administrative expenses	437	346	1,365	1,214
Total expenses	34,893	26,321	93,955	75,298
Less: management and incentive fees waived (See Note 5)	(1,766)	(1,483)	(4,583)	(6,124)
Less: expenses waived and reimbursed (See Note 5)	—	—	(276)	(474)
Net expenses	33,127	24,838	89,096	68,700
Net investment income before income taxes	27,342	26,398	78,860	75,862
Income tax expense	225	106	286	341
Net investment income	27,117	26,292	78,574	75,521
Net realized gains (losses):
Non-controlled/non-affiliated investments	3,254	(14,216)	(3,149)	(39,843)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(4,048)	19,755	(22,069)	54,365
Non-controlled/affiliated investments	829	(3,807)	10,908	(4,401)
Controlled investments	(390)	(1,305)	10,471	(1,264)
Securities purchased under collateralized agreements to resell	—	(1,549)	(12)	(2,382)
(Provision) benefit for taxes	(2)	(394)	(986)	525
Net realized and unrealized gains (losses)	(357)	(1,516)	(4,837)	7,000
Net increase in net assets resulting from operations	$26,760	$24,776	$73,737	$82,521
Basic earnings per share	$0.35	$0.33	$0.97	$1.12
Weighted average shares of common stock outstanding - basic (See Note 11)	76,106,372	75,688,429	75,994,068	73,618,794
Diluted earnings per share	$0.32	$0.31	$0.91	$1.04
Weighted average shares of common stock outstanding - diluted (See Note 11)	89,388,999	85,512,556	86,983,697	83,442,921
Distributions declared and paid per share	$0.34	$0.34	$1.02	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$78,574	$75,521
Net realized losses on investments	(3,149)	(39,843)
Net change in unrealized (depreciation) appreciation of investments	(690)	48,700
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(12)	(2,382)
(Provision) benefit for taxes	(986)	525
Net increase in net assets resulting from operations	73,737	82,521
Capital transactions
Net proceeds from shares sold	—	81,478
Deferred offering costs	—	(172)
Distributions declared to stockholders from net investment income	(77,512)	(75,132)
Reinvestment of distributions	2,330	4,907
Other	—	(81)
Total net (decrease) increase in net assets resulting from capital transactions	(75,182)	11,000
Net (decrease) increase in net assets	(1,445)	93,521
Net assets at the beginning of the period	1,034,975	938,562
Net assets at the end of the period	$1,033,530	$1,032,083

Capital share activity
Shares sold	—	5,750,000
Shares issued from the reinvestment of distributions	171,279	299,632
Shares reissued from repurchase program in connection with the reinvestment of distributions	—	37,573
Net increase in shares outstanding	171,279	6,087,205

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$73,737	$82,521
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses on investments	3,149	39,843
Net change in unrealized (appreciation) depreciation of investments	690	(48,700)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	12	2,382
Amortization of purchase discount	(3,924)	(6,458)
Amortization of deferred financing costs	4,068	3,054
Amortization of premium on Convertible Notes	(83)	(83)
Non-cash investment income	(13,469)	(6,236)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(1,046,015)	(810,119)
Proceeds from sales and paydowns of investments	599,218	542,563
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	978	339
Cash paid for purchase of drawn portion of revolving credit facilities	(11,631)	—
Cash paid on drawn revolvers	(19,609)	(11,387)
Cash repayments on drawn revolvers	21,514	12,929
Interest and dividend receivable	(18,120)	(9,967)
Receivable from unsettled securities sold	(1,283)	(2,506)
Receivable from affiliates	48	7
Other assets	5,350	(2,954)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	80,781	64,759
Management fee payable	8,993	1,087
Incentive fee payable	6,539	828
Interest payable	3,812	2,926
Deferred tax liability	986	(525)
Payable to affiliates	125	650
Other liabilities	9,416	585
Net cash flows used in operating activities	(294,718)	(144,462)
Cash flows from financing activities
Net proceeds from shares sold	—	81,478
Distributions paid	(75,182)	(70,225)
Offering costs paid	—	(441)
Proceeds from Holdings Credit Facility	382,500	435,750
Repayment of Holdings Credit Facility	(228,900)	(393,100)
Proceeds from Convertible Notes	115,000	—
Proceeds from Unsecured Notes	190,000	55,000
Proceeds from SBA-guaranteed debentures	15,000	22,255
Proceeds from NMFC Credit Facility	255,000	251,100
Repayment of NMFC Credit Facility	(242,500)	(242,100)
Deferred financing costs paid	(4,791)	(1,456)
Other	—	(81)
Net cash flows provided by financing activities	406,127	138,180
Net increase (decrease) in cash and cash equivalents	111,409	(6,282)
Cash and cash equivalents at the beginning of the period	34,936	45,928
Cash and cash equivalents at the end of the period	$146,345	$39,646
Supplemental disclosure of cash flow information
Cash interest paid	$30,162	$20,064
Income taxes paid	213	175
Non-cash operating activities:
Non-cash activity on investments	$1,346	$12,858
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$2,330	$4,347
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	—	560
Accrual for offering costs	335	944
Accrual for deferred financing costs	373	158

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Perfect Smile ULC**
Healthcare Services	Second lien (3)	9.74% (L + 7.50%/M)	6/1/2018	6/8/2026	$19,630	$19,466	$19,753
	Second lien (3)(11) - Drawn	9.74% (L + 7.50%/M)	6/1/2018	6/8/2026	1,247	1,236	1,254
					20,877	20,702	21,007	2.03%
Total Funded Debt Investments - Canada					$20,877	$20,702	$21,007	2.03%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (3)	9.84% (L + 7.50%/Q)	9/25/2017	10/3/2025	$43,853	$43,610	$43,990	4.26%
Air Newco LLC**
Software	First lien (2)	6.88% (L + 4.75%/M)	5/25/2018	5/31/2024	20,176	20,127	20,377	1.97%
Total Funded Debt Investments - United Kingdom					$64,029	$63,737	$64,367	6.23%
Funded Debt Investments - United States
Benevis Holding Corp.
Healthcare Services	First lien (2)(10)	8.51% (L + 6.32%/M)	3/15/2018	3/15/2024	$58,676	$58,676	$58,676
	First lien (3)(10)	8.51% (L + 6.32%/M)	3/15/2018	3/15/2024	20,639	20,639	20,639
					79,315	79,315	79,315	7.67%
Integro Parent Inc.
Business Services	First lien (2)	8.07% (L + 5.75%/Q)	10/9/2015	10/31/2022	51,377	51,066	51,377
	Second lien (3)	11.57% (L + 9.25%/Q)	10/9/2015	10/30/2023	10,000	9,927	9,950
	First lien (3)(11) - Drawn	6.86% (L + 4.50%/Q)	6/8/2018	10/30/2021	464	461	464
					$61,841	$61,454	$61,791	5.98%
CentralSquare Technologies, LLC
Software	Second lien (3)	9.74% (L + 7.50%/M)	8/15/2018	8/31/2026	55,338	54,632	55,891	5.41%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)	7.66% (L + 5.50%/M)	9/17/2018	8/16/2024	51,007	50,500	50,497	4.89%
NM GRC Holdco, LLC
Business Services	First lien (2)(10)	7.89% (L + 5.50%/Q)	2/9/2018	2/9/2024	38,833	38,655	38,639
	First lien (3)(10)(11) - Drawn	7.89% (L + 5.50%/Q)	2/9/2018	2/9/2024	10,792	10,739	10,766
					49,625	49,394	49,405	4.78%
Nomad Buyer, Inc.
Healthcare Services	First lien (2)	7.10% (L + 5.00%/M)	8/3/2018	8/1/2025	49,075	47,615	47,358	4.58%
Associations, Inc.
Consumer Services	First lien (2)(10)	11.25% (P + 3.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	40,828	40,579	40,573
	First lien (3)(10)(11) - Drawn	11.25% (P + 3.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	3,624	3,601	3,601
					44,452	44,180	44,174	4.27%
Quest Software US Holdings Inc.
Software	Second lien (2)	10.57% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,272	43,468	4.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	$39,600	$39,541	$39,600	3.83%
Salient CRGT Inc.
Federal Services	First lien (2)	7.99% (L + 5.75%/M)	1/6/2015	2/28/2022	38,541	38,166	39,119	3.78%
Frontline Technologies Group Holdings, LLC
Education	First lien (4)(10)	8.74% (L + 6.50%/M)	9/18/2017	9/18/2023	22,443	22,299	22,443
	First lien (2)(10)	8.74% (L + 6.50%/M)	9/18/2017	9/18/2023	16,624	16,517	16,624
					39,067	38,816	39,067	3.78%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	7.64% (L + 5.25%/Q)	4/25/2017	4/29/2024	38,963	38,799	38,768	3.75%
Trader Interactive, LLC
Business Services	First lien (2)(10)	8.74% (L + 6.50%/M)	6/15/2017	6/17/2024	37,353	37,130	37,353	3.61%
Kronos Incorporated
Software	Second lien (2)	10.59% (L + 8.25%/Q)	10/26/2012	11/1/2024	36,000	35,547	36,939	3.57%
TDG Group Holding Company
Consumer Services	First lien (2)(10)	7.89% (L + 5.50%/Q)	5/22/2018	5/31/2024	30,188	30,044	30,037
	First lien (3)(10)(11) - Drawn	7.89% (L + 5.50%/Q)	5/22/2018	5/31/2024	3,363	3,346	3,346
	First lien (3)(10)	7.74% (L + 5.50%/M)	5/22/2018	5/31/2024	2,055	2,045	2,045
					35,606	35,435	35,428	3.43%
Finalsite Holdings, Inc.
Software	First lien (4)	7.72% (L + 5.50%/M)	9/28/2018	9/25/2024	22,500	22,331	22,331
	First lien (2)	7.72% (L + 5.50%/M)	9/28/2018	9/25/2024	11,113	11,030	11,030
					33,613	33,361	33,361	3.23%
Navicure, Inc.
Healthcare Services	Second lien (3)	9.74% (L + 7.50%/M)	10/23/2017	10/31/2025	31,970	31,890	31,970	3.09%
iCIMS, Inc.
Software	First lien (2)	8.64% (L + 6.50%/M)	9/12/2018	9/12/2024	31,636	31,322	31,320	3.03%
Ansira Holdings, Inc.
Business Services	First lien (2)	7.99% (L + 5.75%/M)	12/19/2016	12/20/2022	25,725	25,629	25,661
	First lien (3)	7.99% (L + 5.75%/M)	4/16/2018	12/20/2022	2,092	2,083	2,086
	First lien (3)(11) - Drawn	7.99% (L + 5.75%/M)	12/19/2016	12/20/2022	1,793	1,797	1,788
					29,610	29,509	29,535	2.86%
Brave Parent Holdings, Inc.
Software	Second lien (5)	9.89% (L + 7.50%/Q)	4/17/2018	4/17/2026	22,500	22,391	22,613
	Second lien (3)	9.89% (L + 7.50%/Q)	7/18/2018	4/17/2026	6,837	6,803	6,871
					29,337	29,194	29,484	2.85%
Wirepath LLC
Distribution & Logistics	First lien (2)	6.74% (L + 4.50%/M)	7/31/2017	8/5/2024	27,523	27,403	27,712	2.68%
EN Engineering, LLC
Business Services	First lien (2)(10)	6.71% (L + 4.50%/M)	7/30/2015	6/30/2021	23,407	23,275	23,407
	First lien (2)(10)	6.71% (L + 4.50%/M)	7/30/2015	6/30/2021	1,354	1,346	1,354
					24,761	24,621	24,761	2.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	7.64% (L + 5.25%/Q)	5/10/2017	5/1/2024	$19,800	$19,633	$19,936
	Second lien (3)	11.64% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,460	4,539
					24,300	24,093	24,475	2.37%
SW Holdings, LLC
Business Services	Second lien (4)(10)	11.14% (L + 8.75%/Q)	6/30/2015	12/30/2021	18,161	18,044	18,161
	Second lien (3)(10)	11.14% (L + 8.75%/Q)	4/16/2018	12/30/2021	6,181	6,126	6,181
					24,342	24,170	24,342	2.36%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(10)	7.00% (L + 4.75%/M)	8/4/2015	8/4/2022	17,451	17,344	17,451
	First lien (4)(10)	7.00% (L + 4.75%/M)	6/16/2017	8/4/2022	4,543	4,525	4,543
	First lien (2)(10)	7.00% (L + 4.75%/M)	9/25/2017	8/4/2022	1,152	1,148	1,152
	First lien (4)(10)	7.00% (L + 4.75%/M)	9/25/2017	8/4/2022	507	505	507
					23,653	23,522	23,653	2.29%
AAC Holding Corp.
Education	First lien (2)(10)	10.36% (L + 8.25%/M)	9/30/2015	9/30/2020	22,592	22,440	22,184	2.15%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	9.37% (L + 7.25%/M)	8/2/2018	8/10/2026	21,849	21,767	21,958	2.12%
Avatar Topco, Inc. (23)
EAB Global, Inc.
Education	Second lien (3)	10.00% (L + 7.50%/Q)	11/17/2017	11/17/2025	21,450	21,153	21,236	2.05%
Help/Systems Holdings, Inc.
Software	Second lien (5)	9.99% (L + 7.75%/M)	3/23/2018	3/27/2026	20,231	20,134	20,332	1.97%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(10)	7.64% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,319	17,232	17,319
	First lien (3)(10)(11) - Drawn	7.64% (L + 5.25%/Q)	12/20/2017	7/2/2021	2,901	2,784	2,901
					20,220	20,016	20,220	1.96%
SSH Group Holdings, Inc.
Education	Second lien (2)	10.59% (L + 8.25%/Q)	7/26/2018	7/30/2026	20,116	20,017	20,116	1.95%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	9.89% (L + 7.50%/Q)	5/18/2017	6/2/2025	19,500	19,328	19,403	1.88%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	9.63% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,592	18,443	18,592	1.80%
AgKnowledge Holdings Company, Inc.
Business Services	Second lien (2)(10)	10.50% (L + 8.25%/M)	7/23/2014	7/23/2020	18,500	18,433	18,500	1.79%
Integral Ad Science, Inc.
Software	First lien (3)(10)	9.50% (L + 6.00% + 1.25% PIK/Q)*	7/19/2018	7/19/2024	18,617	18,436	18,431	1.78%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	9.75% (L + 7.50%/M)	8/25/2017	8/25/2023	18,388	18,251	16,470	1.59%
Navex Topco, Inc.
Software	Second lien (2)	9.12% (L + 7.00%/M)	8/9/2018	9/4/2026	16,807	16,723	16,933	1.64%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,759	16,031	1.55%
Hill International, Inc.**
Business Services	First lien (2)(10)	8.14% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,603	15,538	15,603	1.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(10)	8.14% (L + 5.75%/Q)	8/6/2014	8/5/2021	$6,367	$6,344	$6,367
	First lien (2)(10)	8.14% (L + 5.75%/Q)	8/24/2018	8/5/2021	3,658	3,623	3,658
	First lien (2)(10)	8.14% (L + 5.75%/Q)	8/6/2014	8/5/2021	3,035	3,026	3,035
	First lien (2)(10)	8.14% (L + 5.75%/Q)	8/6/2014	8/5/2021	980	976	980
	First lien (2)(10)	8.14% (L + 5.75%/Q)	8/3/2018	8/5/2021	844	836	844
	First lien (2)(10)	8.14% (L + 5.75%/Q)	5/23/2018	8/5/2021	574	565	574
					15,458	15,370	15,458	1.50%
OEConnection LLC
Business Services	Second lien (3)	10.25% (L + 8.00%/M)	11/22/2017	11/22/2025	15,160	14,966	15,160	1.47%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	9.84% (L + 7.50%/Q)	4/18/2016	10/19/2023	15,000	14,716	14,925	1.44%
Xactly Corporation
Software	First lien (4)(10)	9.50% (L + 7.25%/M)	7/31/2017	7/29/2022	14,690	14,570	14,690	1.42%
Transcendia Holdings, Inc.
Packaging	Second lien (3)	10.24% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,324	14,391	1.39%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	9.56% (L + 7.50%/M)	5/23/2018	5/25/2026	13,450	13,418	13,652	1.32%
TW-NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (3)(10)	11.55% (L + 9.25%/Q)(24)	7/14/2015	7/14/2022	27,300	27,073	13,650	1.32%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)	8.37% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,376	13,376	1.29%
Castle Management Borrower LLC
Business Services	First lien (2)(10)	8.57% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,380	13,316	13,313	1.29%
Project Accelerate Parent, LLC
Business Services	Second lien (3)(10)	10.62% (L + 8.50%/M)	1/2/2018	1/2/2026	13,473	13,315	13,305	1.29%
Ministry Brands, LLC
Software	Second lien (3)(10)	11.75% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,794	7,840
	First lien (3)	6.24% (L + 4.00%/M)	12/7/2016	12/2/2022	2,970	2,959	2,970
	Second lien (3)(10)	11.75% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,147	2,160
	First lien (3)(10)(11) - Drawn	9.25% (P + 4.00%/Q)	12/7/2016	12/2/2022	300	299	300
					13,270	13,199	13,270	1.28%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(10)	—	5/3/2013	—	14,500	14,500	12,180	1.18%
CHA Holdings, Inc.
Business Services	Second lien (4)	11.14% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,944	7,117
	Second lien (3)	11.14% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,410	4,519
					11,465	11,354	11,636	1.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Zywave, Inc.
Software	Second lien (4)(10)	11.31% (L + 9.00%/Q)	11/22/2016	11/17/2023	$11,000	$10,934	$11,000
	First lien (3)(10)(11) - Drawn	7.24% (L + 5.00%/M)	11/22/2016	11/17/2022	150	149	150
					11,150	11,083	11,150	1.08%
Vectra Co.
Business Products	Second lien (3)	9.49% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,750	10,802	1.05%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	10.24% (L + 8.00%/M)	7/15/2016	7/15/2021	9,133	9,091	9,143
	First lien (4)(10)	10.24% (L + 8.00%/M)	7/15/2016	7/15/2021	1,522	1,515	1,524
					10,655	10,606	10,667	1.03%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.89% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,451	10,544	1.02%
FPC Holdings, Inc.
Distribution & Logistics	Second lien (3)	11.39% (L + 9.00%/Q)	3/28/2018	5/19/2023	10,116	9,740	10,318	1.00%
VT Topco, Inc.
Business Services	Second lien (4)	9.34% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,975	10,150	0.98%
Idera, Inc.
Software	Second lien (4)	11.25% (L + 9.00%/M)	6/27/2017	6/27/2025	10,000	9,866	10,125	0.98%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	8.57% (L + 6.00%/Q)	9/15/2017	9/15/2023	4,344	4,307	4,344
	First lien (3)(10)(11) - Drawn	8.50% (L + 6.00%/Q)	9/15/2017	9/15/2023	5,277	5,239	5,277
					9,621	9,546	9,621	0.93%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.74% (L + 5.50%/M)	2/22/2017	8/16/2022	9,575	9,342	9,503	0.92%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	10.74% (L + 8.50%/M)	6/9/2016	9/7/2024	9,333	9,238	9,380	0.91%
JAMF Holdings, Inc.
Software	First lien (3)(10)	10.32% (L + 8.00%/Q)	11/13/2017	11/11/2022	8,757	8,683	8,670	0.84%
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)
Consumer Services	Second lien (4)	10.24% (L + 8.00%/M)	10/4/2017	10/10/2025	7,597	7,562	7,559
	Second lien (4)	10.24% (L + 8.00%/M)	10/4/2017	10/10/2025	403	401	401
					8,000	7,963	7,960	0.77%
Autodata, Inc. (Autodata Solutions, Inc.)
Business Services	Second lien (3)	9.49% (L + 7.25%/M)	12/12/2017	12/12/2025	7,406	7,388	7,489	0.72%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (3)	9.67% (L + 7.50%/M)	8/16/2017	9/15/2025	7,000	6,936	7,092	0.69%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	8.99% (L + 6.75%/M)	1/29/2018	2/2/2026	$6,732	$6,701	$6,783	0.66%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	8.99% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,701	6,713	0.65%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.90% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,705	6,705	0.65%
DealerSocket, Inc.
Software	First lien (2)	6.99% (L + 4.75%/M)	4/16/2018	4/26/2023	6,694	6,649	6,627	0.64%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.87% (L + 4.75%/M)	1/3/2017	1/5/2024	6,500	6,448	6,549	0.63%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,809	5,488	0.53%
Applied Systems, Inc.
Software	Second lien (3)	9.39% (L + 7.00%/Q)	9/14/2017	9/19/2025	4,923	4,923	5,045	0.49%
ADG, LLC
Healthcare Services	Second lien (3)(10)	11.24% (L + 9.00%/M)	10/3/2016	3/28/2024	5,000	4,940	4,684	0.45%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,648	0.25%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,951	2,095	0.20%
Education Management Corporation(12)
Education Management II
Education	First Lien (2)	10.75% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	211	205	24
	First Lien (3)	10.75% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	119	116	14
	First Lien (2)	13.75% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	475	437	4
	First Lien (3)	13.75% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	268	246	2
					1,073	1,004	44	—%
Total Funded Debt Investments - United States					$1,630,057	$1,617,214	$1,610,653	155.84%
Total Funded Debt Investments					$1,714,963	$1,701,653	$1,696,027	164.10%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	9/1/2017	—	64,530	$6,373	$6,453	0.62%
Total Shares - Hong Kong						6,373	6,453	0.62%
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(10)(23)	—	11/17/2017	—	35,750	$38,908	$38,781	3.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Tenawa Resource Holdings LLC (13)
QID NGL LLC
Energy	Preferred shares (7)(10)	—	10/30/2017	—	1,241,412	$1,241	$2,782
	Ordinary shares (7)(10)	—	5/12/2014	—	5,290,997	5,291	11,266
						6,532	14,048	1.36%
Ancora Acquisition LLC
Education	Preferred shares (6)(10)	—	8/12/2013	—	372	83	393	0.04%
Education Management Corporation (12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	4
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	2
						469	6	—%
TW-NHME Holdings Corp. (20)
Healthcare Services	Preferred shares (3)(10)	—	7/14/2015	—	100	1,000	—
	Preferred shares (3)(10)	—	1/5/2016	—	16	158	—
	Preferred shares (3)(10)	—	6/30/2016	—	6	68	—
	Preferred shares (3)(10)	—	3/29/2018	—	40	162	—
						1,388	—	—%
Total Shares - United States						$47,380	$53,228	5.15%
Total Shares						$53,753	$59,681	5.77%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2014	5/5/2026	622	$37	$495	0.05%
Ancora Acquisition LLC
Education	Warrants (6)(10)	—	8/12/2013	8/12/2020	20	—	—	—%
Total Warrants - United States						$37	$495	0.05%
Total Funded Investments						$1,755,443	$1,756,203	169.92%
Unfunded Debt Investments - Canada
Dentalcorp Perfect Smile ULC**
Healthcare Services	Second lien (3)(11) - Undrawn	—	6/1/2018	6/6/2020	$3,661	$2	$23	—%
Total Unfunded Debt Investments - Canada					$3,661	$2	$23	—%
Unfunded Debt Investments - United States						`
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	$2,100	$(21)	$—
	First lien (3)(10)(11) - Undrawn	—	12/20/2017	12/20/2019	10,563	—	—
					12,663	(21)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(10)(11) - Undrawn	—	8/4/2015	8/4/2021	$1,000	$(10)	$—	—%
Ministry Brands, LLC
Software	First lien (3)(10)(11) - Undrawn	—	12/7/2016	12/2/2022	700	(4)	—	—%
Zywave, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/22/2016	11/17/2022	1,850	(14)	—	—%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(11) - Undrawn	—	6/8/2018	10/30/2021	6,279	(31)	—	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2019	6,307	(16)	—
	First lien (3)(10)(11) - Undrawn	—	9/15/2017	3/15/2023	1,737	(17)	—
					8,044	(33)	—	—%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(10)(11) - Undrawn	—	9/18/2017	9/18/2019	7,738	(58)	—	—%
NM GRC Holdco, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	2/9/2018	2/9/2020	771	(2)	(2)	—%
Salient CRGT Inc.
Federal Services	First lien (3)(11) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(4)	—%
DealerSocket, Inc.
Software	First lien (3)(11) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(6)	—%
JAMF Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/13/2017	11/11/2022	750	(8)	(8)	—%
Ansira Holdings, Inc.
Business Services	First lien (3)(11) - Undrawn	—	12/19/2016	4/16/2020	5,433	(27)	(14)	—%
Integral Ad Science, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	7/19/2018	7/19/2023	1,429	(14)	(14)	—%
TDG Group Holding Company
Consumer Services	First lien (3)(10)(11) - Undrawn	—	5/22/2018	5/31/2024	2,989	(15)	(15)	—%
Finalsite Holdings, Inc.
Software	First lien (3)(11) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	(19)	—%
iCIMS, Inc.
Software	First lien (3)(11) - Undrawn	—	9/12/2018	9/12/2024	1,977	(20)	(20)	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Associations, Inc.
Consumer Services	First lien (3)(10)(11) - Undrawn	—	7/30/2018	7/30/2021	$6,556	$(41)	$(41)
	First lien (3)(10)(11) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	(13)
					8,589	(54)	(54)	(0.01)%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(11) - Undrawn	—	9/17/2018	8/16/2020	45,305	(227)	(227)	(0.02)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	8/25/2017	8/25/2023	2,586	(23)	(271)	(0.03)%
Total Unfunded Debt Investments - United States					$119,974	$(1,097)	$(654)	(0.06)%
Total Unfunded Debt Investments					$123,635	$(1,095)	$(631)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments						$1,754,348	$1,755,572	169.86%
Non-Controlled/Affiliated Investments (25)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(10)(11) - Drawn	8.62% (L + 6.50%/M)	6/14/2018	6/30/2022	$15,000	$15,000	$15,000
	First lien (3)(10)	14.84% (L + 7.50% + 5.00% PIK/Q)*	6/14/2018	6/30/2022	9,975	9,975	9,975
	Subordinated (3)(10)	14.00% PIK/Q*	10/31/2016	10/15/2021	2,225	2,225	2,225
	Subordinated (3)(10)	14.00% PIK/Q*	10/31/2016	10/15/2021	1,146	1,146	1,146
					28,346	28,346	28,346	2.74%
Total Funded Debt Investments - United States					$28,346	$28,346	$28,346	2.74%
Equity - United States
HI Technology Corp.
Business Services	Preferred shares (3)(10)(21)	—	3/21/2017	—	2,768,000	$105,155	$117,080	11.33%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	23,000	23,000	2.23%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	7/31/2017	—	25,000,000	11,501	11,271
	Ordinary shares (3)(10)	—	7/31/2017	—	2,786,000	1,281	1,256
						12,782	12,527	1.21%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(16)	—	10/31/2016	—	1,714,735	7,629	9,431
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	185
						8,979	9,616	0.93%
Total Shares - United States						$149,916	$162,223	15.70%
Total Funded Investments						$178,262	$190,569	18.44%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(10)(11) - Undrawn	—	6/14/2018	6/30/2022	$5,000	$—	$—	—%
Total Unfunded Debt Investments - United States					$5,000	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$178,262	$190,569	18.44%
Controlled Investments (26)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	First lien (2)	10.84% (L + 4.50% + 4.00% PIK/Q)*	8/6/2018	6/9/2021	$8,428	$7,076	$7,121
	Second lien (3)(10)	7.00% PIK/Q*	2/23/2018	12/9/2021	10,987	10,325	10,164
	Second lien (3)(10)(11) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	156	156	156
	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2015	6/9/2020	4,787	4,783	4,787
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	18,063	18,063	14,451
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2015	6/9/2020	4,444	4,444	3,555
					46,865	44,847	40,234	3.89%
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	7.89% (L + 5.50%/Q)	6/29/2018	8/20/2024	12,573	12,573	12,573	1.22%
Total Funded Debt Investments - United States					$59,438	$57,420	$52,807	5.11%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	$7,345	$8,517	0.82%
Total Shares - Canada						$7,345	$8,517	0.82%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	$79,400	$79,400	7.68%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(10)(17)	—	1/13/2015	—	24,030,774	21,651	22,399
	Preferred shares (3)(10)(17)	—	1/13/2015	—	6,640,963	5,983	6,190
	Preferred shares (3)(10)(19)	—	8/17/2018	—	6,733,852	6,734	6,734
	Preferred shares (3)(10)(18)	—	6/30/2017	—	12,486,341	12,486	12,486
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	10,610
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	532	10,090
						49,311	68,509	6.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(10)	—	5/4/2018	—	—	$66,800	$66,800	6.46%
NM NL Holdings LP**
Net Lease	Membership interest (8)(10)	—	6/20/2018	—	—	20,065	19,901	1.93%
NM GLCR LLC
Net Lease	Membership interest (8)(10)	—	2/1/2018	—	—	14,750	14,653	1.42%
NM CLFX LP
Net Lease	Membership interest (8)(10)	—	10/6/2017	—	—	12,538	12,540	1.21%
NM KRLN LLC
Net Lease	Membership interest (8)(10)	—	11/15/2016	—	—	7,510	8,554	0.83%
NM DRVT LLC
Net Lease	Membership interest (8)(10)	—	11/18/2016	—	—	5,152	5,547	0.54%
NM APP US LLC
Net Lease	Membership interest (8)(10)	—	9/13/2016	—	—	5,080	5,401	0.52%
NM JRA LLC
Net Lease	Membership interest (8)(10)	—	8/12/2016	—	—	2,043	2,251	0.22%
Edmentum Ultimate Holdings, LLC (15)
Education	Ordinary shares (3)(10)	—	6/9/2015	—	123,968	11	320
	Ordinary shares (2)(10)	—	6/9/2015	—	107,143	9	276
						20	596	0.06%
NM GP Holdco LLC**
Net Lease	Membership interest (8)(10)	—	6/20/2018	—	—	203	197	0.02%
Total Shares - United States						$262,872	$284,349	27.51%
Total Shares						$270,217	$292,866	28.34%
Warrants - United States
Edmentum Ultimate Holdings, LLC (15)
Education	Warrants (3)(10)	—	2/23/2018	5/5/2026	1,141,846	$769	$2,945	0.28%
UniTek Global Services, Inc.
Business Services	Warrants (3)(10)	—	6/30/2017	12/31/2018	526,925	—	—	—%
Total Warrants - United States						$769	$2,945	0.28%
Total Funded Investments						$328,406	$348,618	33.73%
Unfunded Debt Investments - United States
UniTek Global Services, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	6/29/2018	2/20/2019	$2,515	$—	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate(9)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	6/9/2015	12/9/2021	$7,434	$—	$—	—%
Total Unfunded Debt Investments - United States					$9,949	$—	$—	—%
Total Controlled Investments						$328,406	$348,618	33.73%
Total Investments						$2,261,016	$2,294,759	222.03%

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

(9)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2018.

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

(15)
The Company holds investments in Edmentum Ultimate Holdings, LLC and its related entities. The Company holds subordinated notes, ordinary equity, and warrants in Edmentum Ultimate Holdings, LLC and holds a first lien term loan, second lien revolver and a second lien term loan in Edmentum, Inc. and Archipelago Learning, Inc., which are wholly-owned subsidiaries of Edmentum Ultimate Holdings, LLC.

(16)	The Company holds preferred equity in Permian Holdco 1, Inc. that is entitled to receive cumulative preferential dividends at a rate of 12.0% per annum payable in additional shares.

(17)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(18)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.

(19)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
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

(25)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2018 and December 31, 2017, along with transactions during the nine months ended September 30, 2018 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2018	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$24,858	$—	$(24,858)	$—	$—	$—	$—	$—	$—
HI Technology Corp.	105,155	—	—	—	11,925	117,080	—	11,250	—
NMFC Senior Loan Program I LLC	23,000	—	—	—	—	23,000	—	2,423	891
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	12,733	26,468	(25)	—	(1,214)	37,962	1,129	800	638
Sierra Hamilton Holdings Corporation	12,330	—	—	—	197	12,527	—	—	—
Total Non-Controlled/Affiliated Investments	$178,076	$26,468	$(24,883)	$—	$10,908	$190,569	$1,129	$14,473	$1,529

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

(26)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of September 30, 2018 and December 31, 2017, along with transactions during the nine months ended September 30, 2018 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2018	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$—	$48,856	$(6,921)	$—	$1,840	$43,775	$2,795	$—	$422
NM APP CANADA CORP	7,962	—	—	—	555	8,517	—	617	—
NM APP US LLC	5,138	—	—	—	263	5,401	—	423	—
NM CLFX LP	12,538	—	—	—	2	12,540	—	1,146	—
NM DRVT LLC	5,385	—	—	—	162	5,547	—	379	—
NM JRA LLC	2,191	—	—	—	60	2,251	—	163	—
NM GLCR LLC	—	14,750	—	—	(97)	14,653	—	1,205	—
NM KRLN LLC	8,195	—	—	—	359	8,554	—	554	—
NM NL Holdings, L.P.	—	20,064	—	—	(163)	19,901	—	765	—
NM GP Holdco, LLC	—	203	—	—	(6)	197	—	—	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	8,543	—
NMFC Senior Loan Program III LLC	—	66,800	—	—	—	66,800	—	960	—
UniTek Global Services, Inc.	64,593	32,216	(23,223)	—	7,496	81,082	1,547	4,683	1,055
Total Controlled Investments	$185,402	$182,889	$(30,144)	$—	$10,471	$348,618	$4,342	$19,438	$1,477

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2018, 12.1% of the Company’s total investments were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2018
(in thousands, except shares)
(unaudited)

September 30, 2018
Investment Type	Percent of Total Investments at Fair Value
First lien	44.88%
Second lien	29.72%
Subordinated	2.82%
Equity and other	22.58%
Total investments	100.00%

September 30, 2018
Industry Type	Percent of Total Investments at Fair Value
Business Services	27.98%
Software	19.35%
Healthcare Services	14.48%
Education	9.06%
Investment Fund	7.37%
Consumer Services	5.73%
Energy	4.54%
Federal Services	3.39%
Net Lease	3.38%
Distribution & Logistics	2.97%
Healthcare Information Technology	0.65%
Packaging	0.63%
Business Products	0.47%
Total investments	100.00%

September 30, 2018
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	88.86%
Fixed rates	11.14%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

September 30, 2018
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through September 30, 2018, NMFC raised approximately $614,581 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
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
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2018, the Company’s top five industry concentrations were business services, software, healthcare services, education and investment funds.

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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2018.
Below is certain summarized property information for NMNLC as of September 30, 2018:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2018
NM NL Holdings LP / NM GP Holdco LLC	FXI Inc.	6/30/2038	IN / MS / NM / OR / PA / Mexico	2,122	$20,098
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	14,653
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,540
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	8,554
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	8,517
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,547
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	5,401
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	2,251
					$77,561
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2018 and December 31, 2017, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $25,200 and $25,212, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2018 and December 31, 2017.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2018, the Company recognized PIK and non-cash interest from investments of $2,462 and $6,074, respectively, and PIK and non-cash dividends from investments of $7,236 and $20,987, respectively. For the three and nine months ended September 30, 2017, the Company recognized PIK and non-cash interest from investments of $1,552 and $4,747, respectively, and PIK and non-cash dividends from investments of $5,395 and $11,713, respectively.
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
For the three and nine months ended September 30, 2018, the Company recognized a total income tax provision of approximately $227 and $1,272, respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2018, the Company recorded current income tax expense of approximately $225 and $286, respectively, and deferred income tax provision of approximately $2 and $986, respectively. For the three and nine months ended September 30, 2017, the Company recognized a total income tax (provision) benefit of approximately $(500) and $184, respectively, for the Company’s consolidated subsidiaries.  For the three and nine months ended September 30, 2017, the Company recorded current income tax expense of approximately $106 and $341, respectively, and deferred income tax (provision) benefit of approximately $(394) and $525, respectively.
As of September 30, 2018 and December 31, 2017, the Company had $1,880 and $894, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 29, 2017, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2018 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and nine months ended September 30, 2018 and September 30, 2017, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the share repurchase program.
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

Note 3. Investments
At September 30, 2018, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,028,884	$1,030,033
Second lien	687,760	681,910
Subordinated	69,680	64,606
Equity and other	474,692	518,210
Total investments	$2,261,016	$2,294,759
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$613,010	$642,027
Software	437,013	444,057
Healthcare Services	346,218	332,185
Education	210,248	208,008
Investment Fund	169,200	169,200
Consumer Services	131,119	131,483
Energy	96,180	104,137
Federal Services	76,475	77,883
Net Lease	74,686	77,561
Distribution & Logistics	67,077	68,100
Healthcare Information Technology	14,716	14,925
Packaging	14,324	14,391
Business Products	10,750	10,802
Total investments	$2,261,016	$2,294,759

At December 31, 2017, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$688,696	$693,563
Second lien	674,536	682,950
Subordinated	70,991	70,257
Equity and other	357,004	378,890
Total investments	$1,791,227	$1,825,660
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$566,344	$581,434
Software	291,445	298,172
Healthcare Services	174,046	175,348
Education	176,399	173,072
Consumer Services	129,311	131,116
Distribution & Logistics	107,835	112,241
Investment Fund	102,400	102,400
Federal Services	77,001	78,433
Energy	69,411	74,124
Net Lease	39,668	41,409
Healthcare Information Technology	33,525	34,020
Packaging	14,309	14,391
Business Products	9,533	9,500
Total investments	$1,791,227	$1,825,660
During the second quarter of 2018, the Company placed a portion of its second lien position in National HME, Inc. on non-accrual status and wrote down the aggregate fair value of its preferred shares in TW-NHME Holdings Corp. (together with the Company's second lien position, "NHME") to $0. As of September 30, 2018, the Company's investments in NHME had an aggregate cost basis of $28,461, an aggregate fair value of $13,650 and total unearned interest income of $390 and $797, respectively, for the three and nine months then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of September 30, 2018, the Company's investment in EDMC placed on non-accrual status represented an aggregate cost basis of $1,004, an aggregate fair value of $44 and total unearned interest income of $28 and $117, respectively, for the three and nine months then ended.
During the first quarter of 2017, the Company placed its entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, the Company's investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27,231, an aggregate fair value of $12,725 and total unearned interest income of $1,388 for the six months then ended. In July 2017, Sierra completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Sierra. Prior to the extinguishment in July 2017, the Company’s original investment in Sierra had an aggregate cost of $27,307, an aggregate fair value of $12,858 and total unearned interest income of $1,687. The extinguishment resulted in a realized loss of $14,449. As a result of the restructuring, the Company received common shares in Sierra Hamilton Holding Corporation. As of September 30, 2018, the Company’s investment has an aggregate cost basis of $12,782 and an aggregate fair value of $12,527.
As of September 30, 2018, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $49,735 and $0, respectively. As of September 30, 2018, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $88,849. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2018.

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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the nine months ended September 30, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of September 30, 2018, the SPP Agreement has a cost basis of $14,500 and a fair value of $12,180, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until August 31, 2021, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period was through July 31, 2018. In September 2018, the re-investment period was extended until August 31, 2019. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of September 30, 2018, SLP I had total investments with an aggregate fair value of approximately $328,645, debt outstanding of $237,267 and capital that had been called and funded of $93,000. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348,652, debt outstanding of $223,667 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2018 and December 31, 2017.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2018, the Company earned approximately $295 and $891, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended September 30, 2017, the Company earned approximately $286 and $865, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2018 and December 31, 2017, approximately $295 and $291, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2018, the Company earned approximately $787 and $2,423, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2017, the Company earned approximately $816 and $2,662, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2018 and December 31, 2017, approximately $787 and $836, respectively, of dividend income related to SLP I was included in interest and dividend receivable.

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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of September 30, 2018, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2018 and December 31, 2017.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. Effective April 1, 2018, SLP II's revolving credit facility bears interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2018 and December 31, 2017, SLP II had total investments with an aggregate fair value of approximately $353,281 and $382,534, respectively, and debt outstanding under its credit facility of $262,370 and $266,270, respectively. As of September 30, 2018 and December 31, 2017, none of SLP II's investments were on non-accrual. Additionally, as of September 30, 2018 and December 31, 2017, SLP II had unfunded commitments in the form of delayed draws of $8,753 and $4,863, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
First lien investments (1)	360,933	386,100
Weighted average interest rate on first lien investments (2)	6.55%	6.05%
Number of portfolio companies in SLP II	32	35
Largest portfolio company investment (1)	17,183	17,369
Total of five largest portfolio company investments (1)	80,958	81,728

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of September 30, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	5.99% (L + 3.75%)	2/27/2025	$8,848	$8,806	$8,906
ADG, LLC	Healthcare Services	6.99% (L + 4.75%)	9/28/2023	16,905	16,778	16,651
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.39% (L + 4.00%)	8/21/2023	14,701	14,521	14,774
Brave Parent Holdings, Inc.	Software	6.39% (L + 4.00%)	4/18/2025	15,461	15,406	15,519
CentralSquare Technologies, LLC	Software	5.99% (L + 3.75%)	8/29/2025	15,000	14,963	15,070
CHA Holdings, Inc.	Business Services	6.89% (L + 4.50%)	4/10/2025	9,832	9,786	9,906
CommerceHub, Inc.	Software	5.99% (L + 3.75%)	5/21/2025	2,493	2,482	2,503
Drilling Info Holdings, Inc.	Business Services	6.54% (L + 4.25%)	7/30/2025	11,250	11,202	11,237
FPC Holdings, Inc.	Distribution & Logistics	6.74% (L + 4.50%)	11/18/2022	14,925	14,517	15,069
Greenway Health, LLC	Software	6.14% (L + 3.75%)	2/16/2024	14,812	14,753	14,832
Idera, Inc.	Software	6.75% (L + 4.50%)	6/28/2024	12,523	12,416	12,644
J.D. Power (fka J.D. Power and Associates)	Business Services	6.49% (L + 4.25%)	9/7/2023	13,256	13,213	13,344
Keystone Acquisition Corp.	Healthcare Services	7.64% (L + 5.25%)	5/1/2024	5,346	5,301	5,383
LSCS Holdings, Inc.	Healthcare Services	6.63% (L + 4.25%)	3/17/2025	5,321	5,312	5,321
LSCS Holdings, Inc.	Healthcare Services	6.52% (L + 4.25%)	3/17/2025	1,374	1,371	1,374
Market Track, LLC	Business Services	6.64% (L + 4.25%)	6/5/2024	11,850	11,800	11,835
Medical Solutions Holdings, Inc.	Healthcare Services	5.99% (L + 3.75%)	6/14/2024	4,443	4,424	4,459
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	2,121	2,113	2,121
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	303	301	303
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	12,316	12,267	12,316
Navicure, Inc.	Healthcare Services	5.99% (L + 3.75%)	11/1/2024	2,928	2,915	2,942
NorthStar Financial Services Group, LLC	Software	5.56% (L + 3.50%)	5/25/2025	7,500	7,464	7,523
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)	Consumer Services	6.49% (L + 4.25%)	10/10/2024	286	284	286
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)	Consumer Services	6.49% (L + 4.25%)	10/10/2024	9,630	9,586	9,654
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.64% (L + 5.25%)	4/29/2024	10,369	10,325	10,317
Poseidon Intermediate, LLC	Software	6.50% (L + 4.25%)	8/15/2022	14,767	14,764	14,841
Premise Health Holding Corp.	Healthcare Services	6.14% (L + 3.75%)	7/10/2025	1,390	1,383	1,397
Project Accelerate Parent, LLC	Business Services	6.37% (L + 4.25%)	1/2/2025	14,925	14,856	15,018
PSC Industrial Holdings Corp.	Industrial Services	5.91% (L + 3.75%)	10/11/2024	10,421	10,329	10,467
Quest Software US Holdings Inc.	Software	6.57% (L + 4.25%)	5/16/2025	15,000	14,928	15,060
Salient CRGT Inc.	Federal Services	7.99% (L + 5.75%)	2/28/2022	13,603	13,505	13,807
Sierra Acquisition, Inc.	Food & Beverage	5.99% (L + 3.75%)	11/11/2024	3,722	3,705	3,754
SSH Group Holdings, Inc.	Education	6.59% (L + 4.25%)	7/30/2025	9,000	8,978	9,090
WP CityMD Bidco LLC	Healthcare Services	5.89% (L + 3.50%)	6/7/2024	14,850	14,819	14,831
YI, LLC	Healthcare Services	6.39% (L + 4.00%)	11/7/2024	1,457	1,462	1,457
YI, LLC	Healthcare Services	6.39% (L + 4.00%)	11/7/2024	12,069	12,059	12,069
Zywave, Inc.	Software	7.34% (L + 5.00%)	11/17/2022	17,183	17,120	17,183
Total Funded Investments				$352,180	$350,214	$353,263
Unfunded Investments - First lien:
Access CIG, LLC	Business Services	—	2/27/2019	$1,108	$—	$7
CHA Holdings, Inc.	Business Services	—	10/10/2019	2,143	(11)	16
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	2,249	(10)	(6)
Ministry Brands, LLC	Software	—	10/18/2019	1,566	(8)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	1
YI, LLC	Healthcare Services	—	11/7/2018	1,577	(8)	—
Total Unfunded Investments				$8,753	$(37)	$18
Total Investments				$360,933	$350,177	$353,281

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2018.

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

Below is certain summarized financial information for SLP II as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and September 30, 2017:

Selected Balance Sheet Information:	September 30, 2018	December 31, 2017
Investments at fair value (cost of $350,177 and $379,075, respectively)	$353,281	$382,534
Cash and other assets	17,417	8,065
Total assets	$370,698	$390,599

Credit facility	$262,370	$266,270
Deferred financing costs	(1,526)	(1,966)
Payable for unsettled securities purchased	—	15,964
Distribution payable	3,500	3,500
Other liabilities	2,722	2,891
Total liabilities	267,066	286,659

Members' capital	$103,632	$103,940
Total liabilities and members' capital	$370,698	$390,599

Selected Statement of	Three Months Ended		Nine Months Ended
Operations Information:	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$6,358	$5,858	$18,122	$16,661
Other income	39	27	97	343
Total investment income	6,397	5,885	18,219	17,004

Interest and other financing expenses	2,686	2,185	7,667	6,108
Other expenses	140	159	504	533
Total expenses	2,826	2,344	8,171	6,641
Net investment income	3,571	3,541	10,048	10,363

Net realized gains on investments	125	223	758	2,145
Net change in unrealized appreciation (depreciation) of investments	(75)	88	(355)	(553)
Net increase in members' capital	$3,621	$3,852	$10,451	$11,955
For the three and nine months ended September 30, 2018, the Company earned approximately $2,779 and $8,543, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2017, the Company earned approximately $3,017 and $9,627, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2018 and December 31, 2017, approximately $2,779 and $2,779, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2018, the Company and SkyKnight II have committed $80,000 and $20,000, respectively, of equity to SLP III. As of September 30, 2018, the Company and SkyKnight II have contributed $66,800 and $16,700, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2018.
On May 2, 2018, SLP III closed its $300,000 revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. As of September 30, 2018, SLP III had total investments with an aggregate fair value of approximately $322,246 and debt outstanding under its credit facility of $218,800. As of September 30, 2018, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2018, SLP III had unfunded commitments in the form of delayed draws of $15,171. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2018:

September 30, 2018
First lien investments (1)	336,383
Weighted average interest rate on first lien investments (2)	6.16%
Number of portfolio companies in SLP III	34
Largest portfolio company investment (1)	19,000
Total of five largest portfolio company investments (1)	82,959

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	5.99% (L + 3.75%)	2/27/2025	$1,219	$1,219	$1,227
Affordable Care Holding Corp.	Healthcare Services	7.04% (L + 4.75%)	10/24/2022	1,028	1,033	1,032
Bracket Intermediate Holding Corp.	Healthcare Services	6.57% (L + 4.25%)	9/5/2025	15,000	14,925	15,000
Brave Parent Holdings, Inc.	Software	6.39% (L + 4.00%)	4/18/2025	14,964	14,911	15,019
CentralSquare Technologies, LLC	Software	5.99% (L + 3.75%)	8/29/2025	15,000	14,963	15,070
Certara Holdco, Inc.	Healthcare I.T.	5.89% (L + 3.50%)	8/15/2024	1,279	1,284	1,283
CommerceHub, Inc.	Software	5.99% (L + 3.75%)	5/21/2025	14,964	14,892	15,019
CRCI Longhorn Holdings, Inc.	Business Services	5.62% (L + 3.50%)	8/8/2025	15,001	14,927	15,042
Dentalcorp Perfect Smile ULC	Healthcare Services	5.99% (L + 3.75%)	6/6/2025	11,971	11,941	12,082
Dentalcorp Perfect Smile ULC	Healthcare Services	5.99% (L + 3.75%)	6/6/2025	749	753	756
Drilling Info Holdings, Inc.	Business Services	6.54% (L + 4.25%)	7/30/2025	16,499	16,417	16,478
Financial & Risk US Holdings, Inc.	Business Services	6.01% (L + 3.75%)	10/1/2025	8,000	7,980	7,992
Greenway Health, LLC	Software	6.14% (L + 3.75%)	2/16/2024	14,858	14,869	14,877
Heartland Dental, LLC	Healthcare Services	5.99% (L + 3.75%)	4/30/2025	16,480	16,402	16,508
Idera, Inc.	Software	6.76% (L + 4.50%)	6/28/2024	2,294	2,294	2,322
Market Track, LLC	Business Services	6.64% (L + 4.25%)	6/5/2024	4,839	4,833	4,833
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	4,607	4,586	4,607
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	303	301	303
National Intergovernmental Purchasing Alliance Company	Business Services	6.14% (L + 3.75%)	5/23/2025	14,963	14,949	15,019
Navex Topco, Inc.	Software	5.37% (L + 3.25%)	9/5/2025	15,000	14,925	15,006
Navicure, Inc.	Healthcare Services	5.99% (L + 3.75%)	11/1/2024	2,992	2,992	3,007
Netsmart Technologies, Inc.	Healthcare I.T.	5.99% (L + 3.75%)	4/19/2023	10,464	10,464	10,543
Newport Group Holdings II, Inc.	Business Services	5.90% (L + 3.75%)	9/12/2025	5,000	4,975	5,019
NorthStar Financial Services Group, LLC	Software	5.56% (L + 3.50%)	5/25/2025	15,000	14,928	15,047
OEConnection LLC	Business Services	6.25% (L + 4.00%)	11/22/2024	1,834	1,848	1,844
Pathway Vet Alliance LLC	Consumer Services	6.49% (L + 4.25%)	10/10/2024	1,333	1,326	1,336
Pelican Products, Inc.	Business Products	5.60% (L + 3.50%)	5/1/2025	4,988	4,976	4,999
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.64% (L + 5.25%)	4/29/2024	12,628	12,565	12,565
Premise Health Holding Corp.	Healthcare Services	6.14% (L + 3.75%)	7/10/2025	13,897	13,828	13,971
Quest Software US Holdings Inc.	Software	6.57% (L + 4.25%)	5/16/2025	15,000	14,928	15,060
Sierra Enterprises, LLC	Food & Beverage	5.99% (L + 3.75%)	11/11/2024	2,488	2,485	2,509
SSH Group Holdings, Inc.	Education	6.59% (L + 4.25%)	7/30/2025	15,000	14,963	15,150
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	5.75% (L + 3.50%)	7/17/2025	3,814	3,795	3,849
VT Topco, Inc.	Business Services	6.09% (L + 3.75%)	8/1/2025	8,000	7,980	8,075
VT Topco, Inc.	Business Services	6.14% (L + 3.75%)	8/1/2025	373	376	377
WP CityMD Bidco LLC	Healthcare Services	5.89% (L + 3.50%)	6/7/2024	14,925	14,925	14,906
YI, LLC	Healthcare Services	6.39% (L + 4.00%)	11/7/2024	3,978	3,992	3,978
YI, LLC	Healthcare Services	6.39% (L + 4.00%)	11/7/2024	480	482	480
Total Funded Investments				$321,212	$320,232	$322,190
Unfunded Investments - First lien
Dentalcorp Perfect Smile ULC	Healthcare Services	—	6/6/2020	$2,249	$(6)	$21
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	2,501	(13)	(6)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	2,478	—	4
Ministry Brands, LLC	Software	—	10/18/2019	1,566	(8)	—
Pathway Vet Alliance LLC	Consumer Services	—	5/25/2020	1,940	(10)	5
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	6
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	—	7/17/2019	1,187	—	11
VT Topco, Inc.	Business Services	—	8/1/2020	1,627	(4)	15
YI, LLC	Healthcare Services	—	11/7/2018	520	2	—
Total Unfunded Investments				$15,171	$(42)	$56
Total Investments				$336,383	$320,190	$322,246

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2018.

(2)	Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP III.

Below is certain summarized financial information for SLP III as of September 30, 2018 and for the three and nine months ended September 30, 2018:

Selected Balance Sheet Information:	September 30, 2018
Investments at fair value (cost of $320,190)	$322,246
Cash and other assets	6,705
Total assets	$328,951

Credit facility	$218,800
Deferred financing costs	(2,996)
Payable for unsettled securities purchased	22,839
Distribution payable	1,200
Other liabilities	3,465
Total liabilities	243,308

Members' capital	$85,643
Total liabilities and members' capital	$328,951

	Three Months Ended	Nine Months Ended
Selected Statement of Operations Information:	September 30, 2018	September 30, 2018(1)
Interest income	$3,170	$3,960
Other income	80	102
Total investment income	3,250	4,062

Interest and other financing expenses	1,853	2,427
Other expenses	123	349
Total expenses	1,976	2,776
Net investment income	1,274	1,286

Net realized gains on investments	1	1
Net change in unrealized appreciation (depreciation) of investments	1,438	2,056
Net increase in members' capital	$2,713	$3,343

(1)	SLP III commenced operations on April 25, 2018.
For the three and nine months ended September 30, 2018, the Company earned approximately $960 and $960, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2018 approximately $960 of dividend income related to SLP III was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of September 30, 2018, UniTek Global Services, Inc. (“UniTek”) is

considered a significant unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1). Based on the requirements under Regulation S-X 10-01(b)(1), the summarized consolidated financial information of UniTek is shown below.
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

	Three Months Ended		Nine Months Ended
Summary of Operations	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Sales	$76,360	$79,002	$222,486	$207,112
Cost of goods sold	63,592	61,079	182,128	160,932
Gross Profit	12,768	17,923	40,358	46,180

Other expenses	17,555	13,331	44,874	39,396
Net income from continuing operations before extraordinary items	(4,787)	4,592	(4,516)	6,784
Profit (loss) from discontinued operations	29	(797)	22	(3,755)
Net income (loss)	$(4,758)	$3,795	$(4,494)	$3,029
Investment Risk Factors
First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as “leveraged loans”, “high yield” or “junk” debt investments, and may be considered “high risk” compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company’s debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2018:

	Total	Level I	Level II	Level III
First lien	$1,030,033	$—	$143,479	$886,554
Second lien	681,910	—	358,727	323,183
Subordinated	64,606	—	26,262	38,344
Equity and other	518,210	6	—	518,204
Total investments	$2,294,759	$6	$528,468	$1,766,285
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2017:

	Total	Level I	Level II	Level III
First lien	$693,563	$—	$136,866	$556,697
Second lien	682,950	—	239,868	443,082
Subordinated	70,257	—	43,156	27,101
Equity and other	378,890	16	—	378,874
Total investments	$1,825,660	$16	$419,890	$1,405,754

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2018	$1,621,911	$711,078	$381,865	$41,126	$487,842
Total gains or losses included in earnings:
Net realized gains (losses) on investments	3,259	157	39	—	3,063
Net change in unrealized (depreciation) appreciation	(635)	59	1,392	(111)	(1,975)
Purchases, including capitalized PIK and revolver fundings	411,774	291,004	85,525	908	34,337
Proceeds from sales and paydowns of investments	(242,085)	(122,624)	(110,819)	(3,579)	(5,063)
Transfers into Level III(1)	6,880	6,880	—	—	—
Transfers out of Level III(1)	(34,819)	—	(34,819)	—	—
Fair Value, September 30, 2018	$1,766,285	$886,554	$323,183	$38,344	$518,204
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,694	$213	$2,058	$(111)	$534

(1)
As of September 30, 2018, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2017, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2017:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2017	$1,240,023	$502,263	$402,565	$26,677	$308,518
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(14,273)	(14,433)	160	—	—
Net change in unrealized appreciation (depreciation)	17,054	15,910	4,825	(1,749)	(1,932)
Purchases, including capitalized PIK and revolver fundings(1)	114,959	94,085	—	780	20,094
Proceeds from sales and paydowns of investments(1)	(65,229)	(26,505)	(38,724)	—	—
Transfers into Level III(2)	49,805	23,942	25,856	—	7
Transfers out of Level III (2)	(80,289)	(60,375)	(19,914)	—	—
Fair Value, September 30, 2017	$1,262,050	$534,887	$374,768	$25,708	$326,687
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,394	$1,370	$4,705	$(1,749)	$(1,932)

(1)	Includes reorganizations and restructurings.

(2)
As of September 30, 2017, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2017	$1,405,754	$556,697	$443,082	$27,101	$378,874
Total gains or losses included in earnings:
Net realized gains (losses) on investments	2,242	269	(1,090)	—	3,063
Net change in unrealized appreciation (depreciation)	5,486	(1,324)	(12,189)	(2,644)	21,643
Purchases, including capitalized PIK and revolver fundings	838,984	533,735	166,596	18,966	119,687
Proceeds from sales and paydowns of investments	(420,781)	(239,187)	(171,452)	(5,079)	(5,063)
Transfers into Level III(1)	92,429	92,429	—	—	—
Transfers out of Level III(1)	(157,829)	(56,065)	(101,764)	—	—
Fair Value, September 30, 2018	$1,766,285	$886,554	$323,183	$38,344	$518,204
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,346	$(471)	$(11,691)	$(2,644)	$24,152

(1)
As of September 30, 2018, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2018 and September 30, 2017. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2018 and December 31, 2017, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2018 and December 31, 2017, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2018 were as follows:

				Range
Type	Fair Value as of September 30, 2018	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$594,309	Market & income approach	EBITDA multiple	2.0x	32.0x	12.0x
			Revenue multiple	3.5x	6.5x	5.5x
			Discount rate	6.9%	14.3%	9.7%
	163,957	Market quote	Broker quote	N/A	N/A	N/A
	128,288	Other	N/A(1)	N/A	N/A	N/A
Second lien	105,801	Market & income approach	EBITDA multiple	7.5x	17.0x	12.2x
			Revenue multiple	2.5x	3.3x	2.9x
			Discount rate	11.1%	13.6%	11.7%
	217,382	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	38,344	Market & income approach	EBITDA multiple	6.5x	11.0x	10.0x
			Revenue multiple	2.5x	3.3x	2.9x
			Discount rate	8.1%	22.0%	19.0%
Equity and other	517,709	Market & income approach	EBITDA multiple	0.4x	19.0x	12.6x
			Revenue multiple	2.5x	3.3x	2.9x
			Discount rate	7.0%	25.1%	12.9%
	495	Black Scholes analysis	Expected life in years	7.5	7.5	7.5
			Volatility	38.0%	38.0%	38.0%
			Discount rate	2.9%	2.9%	2.9%
	$1,766,285

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the NMFC Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility and NMFC Credit Facility approximate fair value as of September 30, 2018, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes and the 2018B Unsecured Note (as defined in Note 7. Borrowings) approximate fair value as of September 30, 2018 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the Convertible Notes and the 5.75% Unsecured Notes (as defined in Note 7. Borrowings) as of September 30, 2018 was $272,880 and $50,000, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of September 30, 2018 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility"). The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of September 30, 2018 and September 30, 2017 was approximately $446,587 and $321,390, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2018, management fees waived were approximately $1,766 and $4,583, respectively. For the three and nine months ended September 30, 2017, management fees waived were approximately $1,483 and $4,324, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of September 30, 2018), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

For the three and nine months ended September 30, 2018, no incentive fees were waived. For the three and nine months ended September 30, 2017, incentive fees waived were approximately $0 and $1,800, respectively. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Management fee	$10,018	$8,422	$28,011	$24,311
Less: management fee waiver	(1,766)	(1,483)	(4,583)	(4,324)
Total management fee	8,252	6,939	23,428	19,987
Incentive fee, excluding accrued capital gains incentive fees	$6,780	$6,573	$19,644	$18,430
Less: incentive fee waiver	—	—	—	(1,800)
Total incentive fee	6,780	6,573	19,644	16,630
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)
As of September 30, 2018 and September 30, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2018, approximately $515 and $1,725, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $276, respectively, of indirect administrative expenses were waived by the Administrator. For the three and nine months ended September 30, 2017, approximately $361 and $1,144, respectively, of indirect administrative expenses were included in administrative expenses, of which $0 and $416, respectively, of indirect administrative expenses were waived by the Administrator. As of September 30, 2018 and December 31, 2017, approximately $762 and $444, respectively, of indirect administrative expenses were included in payable to affiliates.
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
Note 7. Borrowings
On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150.0% from 200.0% under certain circumstances. On April 12, 2018, the Company's board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to the Company at a special meeting of stockholders, which was held on June 8, 2018.

The stockholder proposal was approved by the required votes of the Company’s stockholders at such special meeting of stockholders, and thus the Company became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2018, the Company’s asset coverage ratio was 185.7%.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$4,002	$3,081	$10,719	$8,684
Non-usage fee	$146	$179	$537	$536
Amortization of financing costs	$630	$406	$1,870	$1,204
Weighted average interest rate	4.2%	3.4%	4.1%	3.3%
Effective interest rate	5.0%	4.1%	5.0%	4.0%
Average debt outstanding	$379,235	$352,372	$351,421	$351,594
As of September 30, 2018 and December 31, 2017, the outstanding balance on the Holdings Credit Facility was $465,963 and $312,363, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended (together with the related guarantee and security agreement, the “NMFC Credit Facility”), dated June 4, 2014, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. On February 27, 2018, the Company entered into an amendment to the NMFC Credit Facility, which extended the maturity date to June 4, 2022. On July 5, 2018, the Company further amended the NMFC Credit Facility to include the financial covenants related to the asset coverage discussed above. The NMFC Credit Facility is guaranteed by certain domestic subsidiaries of the Company and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

As of September 30, 2018, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $135,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$1,431	$205	$3,802	$1,278
Non-usage fee	$18	$97	$89	$212
Amortization of financing costs	$123	$99	$356	$293
Weighted average interest rate	4.7%	3.6%	4.5%	3.5%
Effective interest rate	5.1%	7.3%	5.0%	5.0%
Average debt outstanding	$121,902	$21,670	$113,269	$48,030
As of September 30, 2018 and December 31, 2017, the outstanding balance on the NMFC Credit Facility was $135,000 and $122,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
NMNLC Credit Facility—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, among NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, is structured as a senior secured revolving credit facility and matures on September 23, 2019. The NMNLC Credit Facility is guaranteed by the Company and proceeds from the NMNLC Credit Facility may be used for funding of additional acquisition properties.
The NMNLC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement).
As of September 30, 2018, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30,000. As of September 30, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.
Convertible Notes
2014 Convertible Notes—On June 3, 2014, the Company closed a private offering of $115,000 aggregate principal amount of unsecured convertible notes (the “2014 Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “2014 Indenture”). The 2014 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of June 3, 2015, the restrictions under Rule 144A under the Securities Act were removed, allowing the 2014 Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, the Company closed a public offering of an additional $40,250 aggregate principal amount of the 2014 Convertible Notes. These additional 2014 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115,000 aggregate principal amount of 2014 Convertible Notes that the Company issued on June 3, 2014.
The 2014 Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The 2014 Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.
The Company may not redeem the 2014 Convertible Notes prior to maturity. No sinking fund is provided for the 2014 Convertible Notes. In addition, if certain corporate events occur, holders of the 2014 Convertible Notes may require the Company to repurchase for cash all or part of their 2014 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2014 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
The 2014 Indenture contains certain covenants, including covenants requiring the Company to provide financial information to the holders of the 2014 Convertible Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2014 Indenture.
2018 Convertible Notes—On August 20, 2018, the Company closed a registered public offering of $100,000 aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes” and together with the 2014 Convertible Notes, the “Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, the Company issued an additional $15,000 aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes.
The 2018 Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019. The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed. The Company may not redeem the 2018 Convertible Notes prior to May 15, 2023. On or after May 15, 2023, the Company may redeem the 2018 Convertible Notes for cash, in whole or from time to time in part, at its option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2018 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
No sinking fund is provided for the 2018 Convertible Notes. Holders of 2018 Convertible Notes may, at their option, convert their 2018 Convertible Notes into shares of the Company’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date of the 2018 Convertible Notes. In addition, if certain corporate events occur, holders of the 2018 Convertible Notes may require the Company to repurchase for cash all or part of their 2018 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2018 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
The 2018A Indenture contains certain covenants, including covenants requiring the Company to provide certain financial information to the holders of the 2018 Convertible Notes and the trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. The 2018A Indenture also includes additional financial covenants related to asset coverage. These covenants are subject to limitations and exceptions that are described in the 2018A Indenture.
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of September 30, 2018.

	2014 Convertible Notes	2018 Convertible Notes
Initial conversion premium	12.5%	10.0%
Initial conversion rate(1)	62.7746	65.8762
Initial conversion price	$15.93	$15.18
Conversion premium at September 30, 2018	11.7%	10.0%
Conversion rate at September 30, 2018(1)(2)	63.2794	65.8762
Conversion price at September 30, 2018(2)(3)	$15.80	$15.18
Last conversion price calculation date	June 3, 2018	August 20, 2018

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2018 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $14.05 per share for the 2014 Convertible Notes and $13.80 per share for the 2018 Convertible Notes. In no event will the total number of shares of common stock issuable upon conversion exceed 71.1893 per $1 principal amount of the 2014 Convertible Notes or 72.4637 per

$1 principal amount of the 2018 Convertible Notes. The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The Convertible Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 11. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$2,712	$1,941	$6,593	$5,822
Amortization of financing costs	$324	$300	$914	$890
Amortization of premium	$(28)	$(28)	$(83)	$(83)
Weighted average interest rate	5.2%	5.0%	5.1%	5.0%
Effective interest rate	5.7%	5.7%	5.7%	5.7%
Average debt outstanding	$207,750	$155,250	$172,942	$155,250
As of September 30, 2018 and December 31, 2017, the outstanding balance on the Convertible Notes was $270,250 and $155,250, respectively, and NMFC was in compliance with the terms of the 2014 Indenture and 2018A Indenture on such dates, as applicable.
Unsecured Notes
On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commences on January 15, 2019. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the unsecured notes under its governance at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under the Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Third Supplement includes additional financial covenants related to asset coverage as well as other terms.
On September 25, 2018, the Company closed a registered public offering of $50,000 in aggregate principal amount of five-year unsecured notes that mature on October 1, 2023 (the "5.75% Unsecured Notes" and together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes and 2018B Unsecured Notes, the "Unsecured Notes") pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture").
The 5.75% Unsecured Notes bear interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, which commences on January 1, 2019. The 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier redeemed. The 5.75% Unsecured Notes are listed on the New York Stock Exchange and trade under the trading symbol “NMFX.”
The Company may redeem the 5.75% Unsecured Notes, in whole or in part, at any time, or from time to time, at its option on or after October 1, 2020, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption.
No sinking fund is provided for the 5.75% Unsecured Notes and holders of the 5.75% Unsecured Notes have no option to have their 5.75% Unsecured Notes repaid prior to the stated maturity date.
The 2018B Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as may be applicable to the Company from time to time or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC and (ii) provide certain financial information to the holders of the 5.75% Unsecured Notes and the trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. The 2018B Indenture also includes additional financial covenants related to asset coverage. These covenants are subject to limitations and exceptions that are described in the 2018B Indenture.
The 2018B Indenture provides for customary events of default and further provides that the trustee or the holders of 25% in aggregate principal amount of the outstanding 5.75% Unsecured Notes may declare such 5.75% Unsecured Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.
The Unsecured Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles.
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$3,643	$1,850	$9,181	$4,248
Amortization of financing costs	$201	$145	$537	$349
Weighted average interest rate	5.1%	5.1%	5.1%	5.2%
Effective interest rate	5.3%	5.5%	5.4%	5.7%
Average debt outstanding	$286,087	$145,000	$242,656	$108,736
As of September 30, 2018 and December 31, 2017, the outstanding balance on the Unsecured Notes was $335,000 and $145,000, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of September 30, 2018 and December 31, 2017, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of September 30, 2018 and December 31, 2017, SBIC II had regulatory capital of $42,500 and $2,500, respectively, and $15,000 and $0, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2018.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15,000	3.548%	0.222%
Total SBA-guaranteed debentures		$165,000

(1)	SBA-guaranteed debentures are held in SBIC I.

(2)	SBA-guaranteed debentures are held in SBIC II.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$1,341	$1,056	$3,750	$2,988
Amortization of financing costs	$139	$114	$391	$319
Weighted average interest rate	3.2%	3.1%	3.2%	3.1%
Effective interest rate	3.6%	3.4%	3.5%	3.5%
Average debt outstanding	$164,370	$134,890	$156,271	$127,028
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible small businesses, as defined under the

1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2018 and December 31, 2017, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2018, the Company had unfunded commitments on revolving credit facilities of $49,735, no outstanding bridge financing commitments and other future funding commitments of $88,849. As of December 31, 2017, the Company had unfunded commitments on revolving credit facilities of $23,716, no outstanding bridge financing commitments and other future funding commitments of $53,712. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility and the NMNLC Credit Facility as of September 30, 2018 and December 31, 2017. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2018 and December 31, 2017, the Company had commitment letters to purchase investments in the aggregate par amount of $15,787 and $13,907, respectively, which could require funding in the future.
As of September 30, 2018 and December 31, 2017, the Company owed $9,000 and $12,000, respectively, related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. The Company began to make semi-annual payments of $3,000 in June 2018 with the final payment due in December 2019. See Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
As of September 30, 2018, the Company had unfunded commitments related to an equity investment in SLP III of $13,200, which may be funded at the Company's discretion.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Paid in Capital in	Accumulated Undistributed Net Investment	Accumulated Undistributed Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Balance at December 31, 2017	75,935,093	$759	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975
Issuances of common stock	171,279	2	2,328	—	—	—	2,330
Distributions declared	—	—	—	(77,512)	—	—	(77,512)
Net increase (decrease) in net assets resulting from operations	—	—	—	78,574	(3,149)	(1,688)	73,737
Balance at September 30, 2018	76,106,372	$761	$1,055,796	$40,227	$(79,830)	$16,576	$1,033,530

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Earnings per share—basic
Numerator for basic earnings per share:	$26,760	$24,776	$73,737	$82,521
Denominator for basic weighted average share:	76,106,372	75,688,429	75,994,068	73,618,794
Basic earnings per share:	$0.35	$0.33	$0.97	$1.12
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$26,760	$24,776	$73,737	$82,521
Adjustment for interest on Convertible Notes and incentive fees, net	2,170	1,553	5,275	4,658
Numerator for diluted earnings per share:	$28,930	$26,329	$79,012	$87,179
Denominator for basic weighted average share	76,106,372	75,688,429	75,994,068	73,618,794
Adjustment for dilutive effect of Convertible Notes	13,282,627	9,824,127	10,989,629	9,824,127
Denominator for diluted weighted average share	89,388,999	85,512,556	86,983,697	83,442,921
Diluted earnings per share	$0.32	$0.31	$0.91	$1.04

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2018 and September 30, 2017.

	Nine Months Ended
	September 30, 2018	September 30, 2017
Per share data(1):
Net asset value, January 1, 2018 and January 1, 2017, respectively	$13.63	$13.46
Net investment income	1.03	1.03
Net realized and unrealized gains (losses)(2)	(0.06)	0.14
Total net increase	0.97	1.17
Distributions declared to stockholders from net investment income	(1.02)	(1.02)
Net asset value, September 30, 2018 and September 30, 2017, respectively	$13.58	$13.61
Per share market value, September 30, 2018 and September 30, 2017, respectively	$13.50	$14.25
Total return based on market value(3)	7.38%	8.31%
Total return based on net asset value(4)	7.30%	8.91%
Shares outstanding at end of period	76,106,372	75,805,019
Average weighted shares outstanding for the period	75,994,068	73,618,794
Average net assets for the period	$1,033,068	$1,003,672
Ratio to average net assets:
Net investment income	10.17%	10.06%
Total expenses, before waivers/reimbursements	12.20%	10.08%
Total expenses, net of waivers/reimbursements	11.57%	9.20%
Average debt outstanding—Holdings Credit Facility	$351,421	$351,594
Average debt outstanding—Unsecured Notes	242,656	108,736
Average debt outstanding—Convertible Notes	172,942	155,250
Average debt outstanding—SBA-guaranteed debentures	156,271	127,028
Average debt outstanding—NMFC Credit Facility	113,269	48,030
Asset coverage ratio(5)	185.68%	248.37%
Portfolio turnover	28.21%	29.67%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).

(2)	Includes the accretive effect of common stock issuances per share, which for the nine months ended September 30, 2018 and September 30, 2017 were $0.00 and $0.05, respectively.

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

Note 13. Recent Accounting Standards Updates
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of ASU 2018-13. The Company is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the impact that this guidance will have on the Company's consolidated financial statements and disclosures.
Note 14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2018, except as discussed below.

On October 17, 2018, in connection with the registered public offering, the Company issued an additional $1,750 aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.

On November 1, 2018, the Company’s board of directors declared a fourth quarter 2018 distribution of $0.34 per share payable on December 28, 2018 to holders of record as of December 14, 2018.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 436 2000 Fax: 212 436 5000 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of September 30, 2018, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, and changes in net assets and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

November 7, 2018

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including interest and inflation rates, and its impact on the industries in which we invest;

•	our future operating results, our business prospects and the adequacy of our cash resources and working capital;

•	the ability of our portfolio companies to achieve their objectives;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•	actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital L.L.C. ("New Mountain Capital", defined as New Mountain Capital Group, L.P. and its affiliates); and

•	the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2017 and in this quarterly report on Form 10-Q.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through September 30, 2018, we raised approximately $614.6 million in net proceeds from additional offerings of common stock.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2018, our top five industry concentrations were business services, software, healthcare services, education and investment funds.
As of September 30, 2018, our net asset value was $1,033.5 million and our portfolio had a fair value of approximately $2,294.8 million in 92 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.0% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.9%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased as cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments uses the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On October 17, 2018, in connection with the registered public offering, we issued an additional $1.8 million aggregate principal amount of five-year unsecured notes that mature on October 1, 2023 (the "5.75% Unsecured Notes") pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
On November 1, 2018, our board of directors declared a fourth quarter 2018 distribution of $0.34 per share payable on December 28, 2018 to holders of record as of December 14, 2018.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2018:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,030,033	$—	$143,479	$886,554
Second lien	681,910	—	358,727	323,183
Subordinated	64,606	—	26,262	38,344
Equity and other	518,210	6	—	518,204
Total investments	$2,294,759	$6	$528,468	$1,766,285
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2018, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2018, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2018 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2018	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$594,309	Market & income approach	EBITDA multiple	2.0x	32.0x	12.0x
			Revenue multiple	3.5x	6.5x	5.5x
			Discount rate	6.9%	14.3%	9.7%
	163,957	Market quote	Broker quote	N/A	N/A	N/A
	128,288	Other	N/A(1)	N/A	N/A	N/A
Second lien	105,801	Market & income approach	EBITDA multiple	7.5x	17.0x	12.2x
			Revenue multiple	2.5x	3.3x	2.9x
			Discount rate	11.1%	13.6%	11.7%
	217,382	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	38,344	Market & income approach	EBITDA multiple	6.5x	11.0x	10.0x
			Revenue multiple	2.5x	3.3x	2.9x
			Discount rate	8.1%	22.0%	19.0%
Equity and other	517,709	Market & income approach	EBITDA multiple	0.4x	19.0x	12.6x
			Revenue multiple	2.5x	3.3x	2.9x
			Discount rate	7.0%	25.1%	12.9%
	495	Black Scholes analysis	Expected life in years	7.5	7.5	7.5
			Volatility	38.0%	38.0%	38.0%
			Discount rate	2.9%	2.9%	2.9%
	$1,766,285

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until August 31, 2021, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period was through July 31, 2018. In September 2018, the re-investment period was extended until August 31, 2019. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of September 30, 2018, SLP I had total investments with an aggregate fair value of approximately $328.6 million, debt outstanding of $237.3 million and capital that had been called and funded of $93.0 million. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $223.7 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of September 30, 2018 and December 31, 2017.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2018, we earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended

September 30, 2017, we earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2018 and December 31, 2017, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2018, we earned approximately $0.8 million and $2.4 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2017, we earned approximately $0.8 million and $2.7 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2018 and December 31, 2017, approximately $0.8 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of September 30, 2018, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of September 30, 2018 and December 31, 2017.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.75% per annum. Effective April 1, 2018, SLP II's revolving credit facility bears interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2018 and December 31, 2017, SLP II had total investments with an aggregate fair value of approximately $353.3 million and $382.5 million, respectively, and debt outstanding under its credit facility of $262.4 million and $266.3 million, respectively. As of September 30, 2018 and December 31, 2017, none of SLP II's investments were on non-accrual. Additionally, as of September 30, 2018 and December 31, 2017, SLP II had unfunded commitments in the form of delayed draws of $8.8 million and $4.9 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
First lien investments (1)	360,933	386,100
Weighted average interest rate on first lien investments (2)	6.55%	6.05%
Number of portfolio companies in SLP II	32	35
Largest portfolio company investment (1)	17,183	17,369
Total of five largest portfolio company investments (1)	80,958	81,728

(1)	Reflects principal amount or par value of investments.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of September 30, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	5.99% (L + 3.75%)	2/27/2025	$8,848	$8,806	$8,906
ADG, LLC	Healthcare Services	6.99% (L + 4.75%)	9/28/2023	16,905	16,778	16,651
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.39% (L + 4.00%)	8/21/2023	14,701	14,521	14,774
Brave Parent Holdings, Inc.	Software	6.39% (L + 4.00%)	4/18/2025	15,461	15,406	15,519
CentralSquare Technologies, LLC	Software	5.99% (L + 3.75%)	8/29/2025	15,000	14,963	15,070
CHA Holdings, Inc.	Business Services	6.89% (L + 4.50%)	4/10/2025	9,832	9,786	9,906
CommerceHub, Inc.	Software	5.99% (L + 3.75%)	5/21/2025	2,493	2,482	2,503
Drilling Info Holdings, Inc.	Business Services	6.54% (L + 4.25%)	7/30/2025	11,250	11,202	11,237
FPC Holdings, Inc.	Distribution & Logistics	6.74% (L + 4.50%)	11/18/2022	14,925	14,517	15,069
Greenway Health, LLC	Software	6.14% (L + 3.75%)	2/16/2024	14,812	14,753	14,832
Idera, Inc.	Software	6.75% (L + 4.50%)	6/28/2024	12,523	12,416	12,644
J.D. Power (fka J.D. Power and Associates)	Business Services	6.49% (L + 4.25%)	9/7/2023	13,256	13,213	13,344
Keystone Acquisition Corp.	Healthcare Services	7.64% (L + 5.25%)	5/1/2024	5,346	5,301	5,383
LSCS Holdings, Inc.	Healthcare Services	6.63% (L + 4.25%)	3/17/2025	5,321	5,312	5,321
LSCS Holdings, Inc.	Healthcare Services	6.52% (L + 4.25%)	3/17/2025	1,374	1,371	1,374
Market Track, LLC	Business Services	6.64% (L + 4.25%)	6/5/2024	11,850	11,800	11,835
Medical Solutions Holdings, Inc.	Healthcare Services	5.99% (L + 3.75%)	6/14/2024	4,443	4,424	4,459
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	2,121	2,113	2,121
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	303	301	303
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	12,316	12,267	12,316
Navicure, Inc.	Healthcare Services	5.99% (L + 3.75%)	11/1/2024	2,928	2,915	2,942
NorthStar Financial Services Group, LLC	Software	5.56% (L + 3.50%)	5/25/2025	7,500	7,464	7,523
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)	Consumer Services	6.49% (L + 4.25%)	10/10/2024	286	284	286
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)	Consumer Services	6.49% (L + 4.25%)	10/10/2024	9,630	9,586	9,654
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.64% (L + 5.25%)	4/29/2024	10,369	10,325	10,317
Poseidon Intermediate, LLC	Software	6.50% (L + 4.25%)	8/15/2022	14,767	14,764	14,841
Premise Health Holding Corp.	Healthcare Services	6.14% (L + 3.75%)	7/10/2025	1,390	1,383	1,397
Project Accelerate Parent, LLC	Business Services	6.37% (L + 4.25%)	1/2/2025	14,925	14,856	15,018
PSC Industrial Holdings Corp.	Industrial Services	5.91% (L + 3.75%)	10/11/2024	10,421	10,329	10,467
Quest Software US Holdings Inc.	Software	6.57% (L + 4.25%)	5/16/2025	15,000	14,928	15,060
Salient CRGT Inc.	Federal Services	7.99% (L + 5.75%)	2/28/2022	13,603	13,505	13,807
Sierra Acquisition, Inc.	Food & Beverage	5.99% (L + 3.75%)	11/11/2024	3,722	3,705	3,754
SSH Group Holdings, Inc.	Education	6.59% (L + 4.25%)	7/30/2025	9,000	8,978	9,090
WP CityMD Bidco LLC	Healthcare Services	5.89% (L + 3.50%)	6/7/2024	14,850	14,819	14,831
YI, LLC	Healthcare Services	6.39% (L + 4.00%)	11/7/2024	1,457	1,462	1,457
YI, LLC	Healthcare Services	6.39% (L + 4.00%)	11/7/2024	12,069	12,059	12,069
Zywave, Inc.	Software	7.34% (L + 5.00%)	11/17/2022	17,183	17,120	17,183
Total Funded Investments				$352,180	$350,214	$353,263
Unfunded Investments - First lien:
Access CIG, LLC	Business Services	—	2/27/2019	$1,108	$—	$7
CHA Holdings, Inc.	Business Services	—	10/10/2019	2,143	(11)	16
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	2,249	(10)	(6)
Ministry Brands, LLC	Software	—	10/18/2019	1,566	(8)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	1
YI, LLC	Healthcare Services	—	11/7/2018	1,577	(8)	—
Total Unfunded Investments				$8,753	$(37)	$18
Total Investments				$360,933	$350,177	$353,281

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2018.

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

Below is certain summarized financial information for SLP II as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and September 30, 2017:

Selected Balance Sheet Information:	September 30, 2018	December 31, 2017
	(in thousands)	(in thousands)
Investments at fair value (cost of $350,177 and $379,075, respectively)	$353,281	$382,534
Cash and other assets	17,417	8,065
Total assets	$370,698	$390,599

Credit facility	$262,370	$266,270
Deferred financing costs	(1,526)	(1,966)
Payable for unsettled securities purchased	—	15,964
Distribution payable	3,500	3,500
Other liabilities	2,722	2,891
Total liabilities	267,066	286,659

Members' capital	$103,632	$103,940
Total liabilities and members' capital	$370,698	$390,599

Selected Statement of	Three Months Ended		Nine Months Ended
Operations Information:	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$6,358	$5,858	$18,122	$16,661
Other income	39	27	97	343
Total investment income	6,397	5,885	18,219	17,004

Interest and other financing expenses	2,686	2,185	7,667	6,108
Other expenses	140	159	504	533
Total expenses	2,826	2,344	8,171	6,641
Net investment income	3,571	3,541	10,048	10,363

Net realized gains on investments	125	223	758	2,145
Net change in unrealized appreciation (depreciation) of investments	(75)	88	(355)	(553)
Net increase in members' capital	$3,621	$3,852	$10,451	$11,955
For the three and nine months ended September 30, 2018, we earned approximately $2.7 million and $8.5 million, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2017, we earned approximately $3.0 million and $9.6 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2018 and December 31, 2017, approximately $2.7 million and $2.8 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2018, we and SkyKnight II have committed $80.0 million and $20.0 million, respectively, of equity to SLP III. As of September 30, 2018, we and SkyKnight II have contributed $66.8 million and $16.7 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on the our Consolidated Schedule of Investments as of September 30, 2018.
On May 2, 2018, SLP III closed its $300.0 million revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. As of September 30, 2018, SLP III had total investments with an aggregate fair value of approximately $322.2 million and debt outstanding under its credit facility of $218.8 million. As of September 30, 2018, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2018, SLP III had unfunded commitments in the form of delayed draws of $15.2 million. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2018:

(in thousands)	September 30, 2018
First lien investments (1)	336,383
Weighted average interest rate on first lien investments (2)	6.16%
Number of portfolio companies in SLP III	34
Largest portfolio company investment (1)	19,000
Total of five largest portfolio company investments (1)	82,959

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	5.99% (L + 3.75%)	2/27/2025	$1,219	$1,219	$1,227
Affordable Care Holding Corp.	Healthcare Services	7.04% (L + 4.75%)	10/24/2022	1,028	1,033	1,032
Bracket Intermediate Holding Corp.	Healthcare Services	6.57% (L + 4.25%)	9/5/2025	15,000	14,925	15,000
Brave Parent Holdings, Inc.	Software	6.39% (L + 4.00%)	4/18/2025	14,964	14,911	15,019
CentralSquare Technologies, LLC	Software	5.99% (L + 3.75%)	8/29/2025	15,000	14,963	15,070
Certara Holdco, Inc.	Healthcare I.T.	5.89% (L + 3.50%)	8/15/2024	1,279	1,284	1,283
CommerceHub, Inc.	Software	5.99% (L + 3.75%)	5/21/2025	14,964	14,892	15,019
CRCI Longhorn Holdings, Inc.	Business Services	5.62% (L + 3.50%)	8/8/2025	15,001	14,927	15,042
Dentalcorp Perfect Smile ULC	Healthcare Services	5.99% (L + 3.75%)	6/6/2025	11,971	11,941	12,082
Dentalcorp Perfect Smile ULC	Healthcare Services	5.99% (L + 3.75%)	6/6/2025	749	753	756
Drilling Info Holdings, Inc.	Business Services	6.54% (L + 4.25%)	7/30/2025	16,499	16,417	16,478
Financial & Risk US Holdings, Inc.	Business Services	6.01% (L + 3.75%)	10/1/2025	8,000	7,980	7,992
Greenway Health, LLC	Software	6.14% (L + 3.75%)	2/16/2024	14,858	14,869	14,877
Heartland Dental, LLC	Healthcare Services	5.99% (L + 3.75%)	4/30/2025	16,480	16,402	16,508
Idera, Inc.	Software	6.76% (L + 4.50%)	6/28/2024	2,294	2,294	2,322
Market Track, LLC	Business Services	6.64% (L + 4.25%)	6/5/2024	4,839	4,833	4,833
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	4,607	4,586	4,607
Ministry Brands, LLC	Software	6.24% (L + 4.00%)	12/2/2022	303	301	303
National Intergovernmental Purchasing Alliance Company	Business Services	6.14% (L + 3.75%)	5/23/2025	14,963	14,949	15,019
Navex Topco, Inc.	Software	5.37% (L + 3.25%)	9/5/2025	15,000	14,925	15,006
Navicure, Inc.	Healthcare Services	5.99% (L + 3.75%)	11/1/2024	2,992	2,992	3,007
Netsmart Technologies, Inc.	Healthcare I.T.	5.99% (L + 3.75%)	4/19/2023	10,464	10,464	10,543
Newport Group Holdings II, Inc.	Business Services	5.90% (L + 3.75%)	9/12/2025	5,000	4,975	5,019
NorthStar Financial Services Group, LLC	Software	5.56% (L + 3.50%)	5/25/2025	15,000	14,928	15,047
OEConnection LLC	Business Services	6.25% (L + 4.00%)	11/22/2024	1,834	1,848	1,844
Pathway Vet Alliance LLC	Consumer Services	6.49% (L + 4.25%)	10/10/2024	1,333	1,326	1,336
Pelican Products, Inc.	Business Products	5.60% (L + 3.50%)	5/1/2025	4,988	4,976	4,999
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.64% (L + 5.25%)	4/29/2024	12,628	12,565	12,565
Premise Health Holding Corp.	Healthcare Services	6.14% (L + 3.75%)	7/10/2025	13,897	13,828	13,971
Quest Software US Holdings Inc.	Software	6.57% (L + 4.25%)	5/16/2025	15,000	14,928	15,060
Sierra Enterprises, LLC	Food & Beverage	5.99% (L + 3.75%)	11/11/2024	2,488	2,485	2,509
SSH Group Holdings, Inc.	Education	6.59% (L + 4.25%)	7/30/2025	15,000	14,963	15,150
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	5.75% (L + 3.50%)	7/17/2025	3,814	3,795	3,849
VT Topco, Inc.	Business Services	6.09% (L + 3.75%)	8/1/2025	8,000	7,980	8,075
VT Topco, Inc.	Business Services	6.14% (L + 3.75%)	8/1/2025	373	376	377
WP CityMD Bidco LLC	Healthcare Services	5.89% (L + 3.50%)	6/7/2024	14,925	14,925	14,906
YI, LLC	Healthcare Services	6.39% (L + 4.00%)	11/7/2024	3,978	3,992	3,978
YI, LLC	Healthcare Services	6.39% (L + 4.00%)	11/7/2024	480	482	480
Total Funded Investments				$321,212	$320,232	$322,190
Unfunded Investments - First lien
Dentalcorp Perfect Smile ULC	Healthcare Services	—	6/6/2020	$2,249	$(6)	$21
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	2,501	(13)	(6)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	2,478	—	4
Ministry Brands, LLC	Software	—	10/18/2019	1,566	(8)	—
Pathway Vet Alliance LLC	Consumer Services	—	5/25/2020	1,940	(10)	5
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	6
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	—	7/17/2019	1,187	—	11
VT Topco, Inc.	Business Services	—	8/1/2020	1,627	(4)	15
YI, LLC	Healthcare Services	—	11/7/2018	520	2	—
Total Unfunded Investments				$15,171	$(42)	$56
Total Investments				$336,383	$320,190	$322,246

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2018.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

Below is certain summarized financial information for SLP III as of September 30, 2018 and for the three and nine months ended September 30, 2018:

Selected Balance Sheet Information:	September 30, 2018
Investments at fair value (cost of $320,190)	$322,246
Cash and other assets	6,705
Total assets	$328,951

Credit facility	$218,800
Deferred financing costs	(2,996)
Payable for unsettled securities purchased	22,839
Distribution payable	1,200
Other liabilities	3,465
Total liabilities	243,308

Members' capital	$85,643
Total liabilities and members' capital	$328,951

	Three Months Ended	Nine Months Ended
Selected Statement of Operations Information:	September 30, 2018	September 30, 2018(1)
Interest income	$3,170	$3,960
Other income	80	102
Total investment income	3,250	4,062

Interest and other financing expenses	1,853	2,427
Other expenses	123	349
Total expenses	1,976	2,776
Net investment income	1,274	1,286

Net realized gains on investments	1	1
Net change in unrealized appreciation (depreciation) of investments	1,438	2,056
Net increase in members' capital	$2,713	$3,343

(1)	SLP III commenced operations on April 25, 2018.
For the three and nine months ended September 30, 2018, we earned approximately $1.0 million and $1.0 million, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2018, approximately $1.0 million of dividend income related to SLP III was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2018.
Below is certain summarized property information for NMNLC as of September 30, 2018:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2018
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	FXI Inc.	6/30/2038	IN / MS / NM / OR / PA / Mexico	2,122	$20,098
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	14,653
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,540
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	8,554
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	8,517
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,547
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	5,401
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	2,251
					$77,561
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2018 and December 31, 2017, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $25.2 million and $25.2 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP

Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the nine months ended September 30, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of September 30, 2018, the SPP Agreement has a cost basis of $14.5 million and a fair value of $12.2 million, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2018, we recognized PIK and non-cash interest from investments of approximately $2.5 million and $6.1 million, respectively, and PIK and non-cash dividends from investments of approximately $7.2 million and $21.0 million, respectively. For the three and nine months ended September 30, 2017, we recognized PIK and non-cash interest from investments of approximately $1.5 million and $4.7 million, respectively, and PIK and non-cash dividends from investments of approximately $5.4 million and $11.7 million, respectively.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2018:

(in millions)	As of September 30, 2018
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$153.5	6.8%	$156.4	6.8%
Investment Rating 2	2,077.5	91.9%	2,124.3	92.6%
Investment Rating 3	13.5	0.6%	6.8	0.3%
Investment Rating 4	16.5	0.7%	7.3	0.3%
	$2,261.0	100.0%	$2,294.8	100.0%
As of September 30, 2018, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of three portfolio companies. As of September 30, 2018, one portfolio company had an Investment Rating of 3 and three portfolio companies had an Investment Rating of 4, which includes one portfolio company that had a portion of our investment included in Investment Rating 3 and a portion included in Investment Rating 4.
During the second quarter of 2018, we placed a portion of our second lien position in National HME, Inc. on non-accrual status and wrote down the aggregate fair value of our preferred shares in TW-NHME Holdings Corp. (together with our second lien position, "NHME") to $0. As of September 30, 2018, our investment in the second lien position in NHME had an aggregate cost basis of $28.5 million an aggregate fair value of $13.7 million and total unearned interest income of $0.4 million and $0.8 million, respectively, for the three and nine months then ended.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and commons shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of September 30, 2018, our investments in EDMC with an Investment Rating of 4 had an aggregate cost basis of $1.5 million, an aggregate fair value of less than $0.1 million and total unearned interest income of less than $0.1 million and $0.1 million, respectively, for the three and nine months then ended.
Our preferred shares and warrants in Ancora Acquisition LLC ("Ancora") have an investment rating of 4. As of September 30, 2018, our investments in Ancora had an aggregate cost basis of less than $0.1 million and an aggregate fair value of less than $0.1 million.
Portfolio and Investment Activity
The fair value of our investments was approximately $2,294.8 million in 92 portfolio companies at September 30, 2018 and approximately $1,825.7 million in 84 portfolio companies at December 31, 2017.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2017
New investments in 57 and 51 portfolio companies, respectively	$1,056.7	$809.8
Debt repayments in existing portfolio companies	516.2	483.6
Sales of securities in 10 and 16 portfolio companies, respectively	83.0	58.9
Change in unrealized appreciation on 43 and 55 portfolio companies, respectively	33.8	61.6
Change in unrealized depreciation on 61 and 34 portfolio companies, respectively	(34.5)	(12.9)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2018 and September 30, 2017
Revenue

	Three Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Interest income	$40,920	$39,638
Total dividend income	13,948	9,870
Other income	5,601	1,728
Total investment income	$60,469	$51,236
Our total investment income increased by approximately $9.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, total investment income of $60.5 million consisted of approximately $35.1 million in cash interest from investments, approximately $2.5 million in PIK and non-cash interest from investments, approximately $2.0 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.3 million, approximately $6.8 million in cash dividends from investments, $7.2 million in PIK and non-cash dividends from investments and approximately $5.6 million in other income. The 18% increase in total investment income resulted primarily from increased dividend income and other income. The increase in dividend income of approximately $4.1 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 is primarily due to distributions from our investments in NMNLC, SLP III and PIK and non-cash dividend income from five equity positions. In addition, our increase in interest and dividend income was attributable to larger invested balances which were driven by proceeds from our convertible notes and our unsecured notes issuances to originate new investments as well as rising LIBOR rates. Other income during the three months ended September 30, 2018, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from nineteen different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Management fee	$10,018	$8,422
Less: management fee waiver	(1,766)	(1,483)
Total management fee	8,252	6,939
Incentive fee	6,780	6,573
Interest and other financing expenses	14,759	9,509
Professional fees	2,053	819
Administrative expenses	846	652
Other general and administrative expenses	437	346
Total expenses	33,127	24,838
Less: expenses waived and reimbursed	—	—
Net expenses before income taxes	33,127	24,838
Income tax expense	225	106
Net expenses after income taxes	$33,352	$24,944
Our total net operating expenses increased by approximately $8.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Our management fee increased by approximately $1.3 million, net of a management fee waivers for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase in management fees was attributable to larger invested balances, driven by the proceeds from our convertible notes issuances and unsecured notes issuances as well as our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments.
Interest and other financing expenses increased by approximately $5.3 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to our issuances of our unsecured notes, higher drawn balances on our SBA-guaranteed debentures and NMFC Credit Facility (as defined below) and rising LIBOR rates. Our increase in total professional fees, administrative expenses and total other general and administrative expenses for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was mainly attributable to the professional fees incurred relating to evaluating and making investments, as well as on-going monitoring of our investments.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Net realized gains (losses) on investments	$3,254	$(14,216)
Net change in unrealized (depreciation) appreciation of investments	(3,609)	14,643
Net change in unrealized (depreciation) appreciation securities purchased under collateralized agreements to resell	—	(1,549)
Provision for taxes	(2)	(394)
Net realized and unrealized gains (losses)	$(357)	$(1,516)
Our net realized gains and unrealized losses resulted in a net loss of approximately $0.4 million for the three months ended September 30, 2018 compared to net realized losses and unrealized gains resulting in a net loss of approximately $1.5 million for the same period in 2017. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2018 was primarily driven by and overall decrease in the market prices of our investments during the period, which was partially offset by a realized gain on the sale of our investment in TWDiamondback Holdings Corp. The provision for income taxes was attributable to equity investments that are held as of September 30, 2018 in three of our corporate subsidiaries. The net loss for the three months ended September 30, 2017 was primarily driven by unrealized depreciation on our securities purchased under collateralized agreements to resell. With the completion of the Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") restructuring in July 2017, $14.5 million of previously recorded unrealized depreciation related to this investment was realized during the three months ended September 30, 2017.
Results of Operations for the Nine Months Ended September 30, 2018 and September 30, 2017
Revenue

	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Interest income	$117,749	$111,275
Total dividend income	38,651	26,273
Other income	11,556	7,014
Total investment income	$167,956	$144,562
Our total investment income increased by approximately $23.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. For the nine months ended September 30, 2018, total investment income of $168.0 million consisted of approximately $103.4 million in cash interest from investments, approximately $6.1 million in PIK and non-cash interest from investments, approximately $4.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.9 million, approximately $17.7 million in cash dividends from investments, approximately $21.0 million in PIK and non-cash dividends from investments and approximately $11.6 million in other income. The 16% increase in total investment income primarily resulted from an increase in dividend income of approximately $12.4 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to distributions from our investments in NMNLC, SLP III and PIK and non-cash dividend income from five equity positions. Also contributing to the increase in total investment income is the increased interest income which is attributable to larger invested balances and rising LIBOR rates. Our larger invested balances were driven by the proceeds from our August 2018 Convertible Notes issuance and our July 2018 and January 2018 unsecured notes issuances to originate new investments. Other income during the nine months ended September 30, 2018, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from thirty-eight different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Management fee	$28,011	$24,311
Less: management fee waiver	(4,583)	(4,324)
Total management fee	23,428	19,987
Incentive fee	19,644	18,430
Less: incentive fee waiver	—	(1,800)
Total incentive fee	19,644	16,630
Interest and other financing expenses	38,873	26,930
Professional fees	3,455	2,391
Administrative expenses	2,607	2,022
Other general and administrative expenses	1,365	1,214
Total expenses	89,372	69,174
Less: expenses waived and reimbursed	(276)	(474)
Net expenses before income taxes	89,096	68,700
Income tax expense	286	341
Net expenses after income taxes	$89,382	$69,041
Our total net operating expenses increased by approximately $20.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Our management fee increased by approximately $3.4 million, net of a management fee waiver, and our incentive fee increased by approximately $3.0 million, net of an incentive fee waiver, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in management fees and incentive fees was attributable to larger invested balances, driven by the proceeds from our April 2017 primary offering of our common stock, our convertible notes issuance, our unsecured notes issuances and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. In addition, our increase in incentive fees was attributable to an incentive fee waiver by the Investment Adviser for the nine months ended September 30, 2017 of approximately $1.8 million.
Interest and other financing expenses increased by approximately $11.9 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to our issuances of convertible and unsecured notes, higher drawn balances on our SBA-guaranteed debentures and NMFC Credit Facility (as defined below) and rising LIBOR rates. Our increase in total professional fees, administrative expenses and total other general and administrative expenses for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was mainly attributable to an increase in professional fees relating to evaluating and making investments, as well as on-going monitoring of our investments.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Net realized losses on investments	$(3,149)	$(39,843)
Net change in unrealized appreciation (depreciation) of investments	(690)	48,700
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(12)	(2,382)
(Provision) benefit for taxes	(986)	525
Net realized and unrealized gains (losses)	$(4,837)	$7,000
Our net realized and unrealized losses resulted in a net loss of approximately $4.8 million for the nine months ended September 30, 2018 compared to net realized losses and unrealized gains resulting in a net gain of approximately $7.0 million for the same period in 2017. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2018 was primarily driven by the realized loss on our investment in American Tire Distributors, Inc. ("ATD"), which was sold during the quarter ended June 30, 2018 due to ATD's reported loss of its largest supplier. The provision for income taxes was attributable to equity investments that are held as of September 30, 2018 in three of our corporate subsidiaries. The net gain for the nine months ended September 30, 2017 was primarily driven by the overall increase in the market prices of our investments during the period. With the completion of the Transtar Holding Company and Sierra restructurings in April 2017 and July 2017, respectively, $27.6 million and $14.5 million, respectively, of previously recorded unrealized depreciation related to these investment was realized during the nine months ended September 30, 2017.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through September 30, 2018, we raised approximately $614.6 million in net proceeds from additional offerings of our common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150.0% from 200.0% under certain circumstances. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to us at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of our stockholders at such special meeting of stockholders, and thus we became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2018, our asset coverage ratio was 185.7%.
At September 30, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $146.3 million and $34.9 million, respectively. Our cash used in operating activities during the nine months ended September 30, 2018 and September 30, 2017 was approximately $294.7 million and $144.5 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$4.0	$3.1	$10.7	$8.7
Non-usage fee	$0.1	$0.1	$0.5	$0.5
Amortization of financing costs	$0.7	$0.4	$1.9	$1.2
Weighted average interest rate	4.2%	3.4%	4.1%	3.3%
Effective interest rate	5.0%	4.1%	5.0%	4.0%
Average debt outstanding	$379.2	$352.4	$351.4	$351.6
As of September 30, 2018 and December 31, 2017, the outstanding balance on the Holdings Credit Facility was $466.0 million and $312.4 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, as amended (together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014 , among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility and matures on June 4, 2019. On February 27, 2018, we entered into an amendment to the NMFC Credit Facility which extended the maturity date to June 4, 2022. On July 5, 2018, we further amended the NMFC Credit Facility to include the financial covenants related to asset coverage discussed above. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of September 30, 2018, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $135.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2018		September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$1.4		$0.2	$3.8	$1.3
Non-usage fee	$—	(1)	$0.1	$0.1	$0.2
Amortization of financing costs	$0.1		$0.1	$0.3	$0.3
Weighted average interest rate	4.7%		3.6%	4.5%	3.5%
Effective interest rate	5.1%		7.3%	5.0%	5.0%
Average debt outstanding	$121.9		$21.7	$113.3	$48.0

(1)     For the three months ended September 30, 2018, the total non-usage fee was less than $50 thousand.

As of September 30, 2018 and December 31, 2017, the outstanding balance on the NMFC Credit Facility was $135.0 million and $122.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
NMNLC Credit Facility—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, among NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, is structured as a senior secured revolving credit facility and matures on September 23, 2019. The NMNLC Credit Facility is guaranteed by us and proceeds from the NMNLC Credit Facility may be used for funding of additional acquisition properties.
The NMNLC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement).
As of September 30, 2018, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30.0 million. As of September 30, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.
Convertible Notes
2014 Convertible Notes—On June 3, 2014, we closed a private offering of $115.0 million aggregate principal amount of unsecured convertible notes (the “2014 Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “2014 Indenture”). The 2014 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of June 3, 2015, the restrictions under Rule 144A under the Securities Act were removed, allowing the 2014 Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, we closed a public offering of an additional $40.3 million aggregate principal amount of the 2014 Convertible Notes. These additional 2014 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of 2014 Convertible Notes that we issued on June 3, 2014.
The 2014 Convertible Notes bear interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The 2014 Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option.
We may not redeem the 2014 Convertible Notes prior to maturity. No sinking fund is provided for the 2014 Convertible Notes. In addition, if certain corporate events occur, holders of the 2014 Convertible Notes may require us to repurchase for cash all or part of their 2014 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2014 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
The 2014 Indenture contains certain covenants, including covenants requiring us to provide financial information to the holders of the 2014 Convertible Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2014 Indenture.
2018 Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of 2018 Convertible Notes (together with the 2017 Convertible Notes, the “Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes.
The 2018 Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019. The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed. We may not redeem the 2018 Convertible Notes prior to May 15, 2023. On or after May 15, 2023, we may redeem the 2018 Convertible Notes for cash, in whole or from time to time in part, at its option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2018 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
No sinking fund is provided for the 2018 Convertible Notes. Holders of 2018 Convertible Notes may, at their option, convert their 2018 Convertible Notes into shares of our common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date of the 2018 Convertible Notes. In addition, if certain corporate events occur, holders of the 2018 Convertible Notes may require us to repurchase for cash all or part of their 2018 Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the 2018 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.

The 2018A Indenture contains certain covenants, including covenants requiring us to provide certain financial information to the holders of the 2018 Convertible Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. The 2018A Indenture also includes additional financial covenants related to our asset coverage ratio. These covenants are subject to limitations and exceptions that are described in the 2018A Indenture.
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of September 30, 2018.

	2014 Convertible Notes	2018 Convertible Notes
Initial conversion premium	12.5%	10.0%
Initial conversion rate(1)	62.7746	65.8762
Initial conversion price	$15.93	$15.18
Conversion premium at September 30, 2018	11.7%	10.0%
Conversion rate at September 30, 2018(1)(2)	63.2794	65.8762
Conversion price at September 30, 2018(2)(3)	$15.80	$15.18
Last conversion price calculation date	June 3, 2018	August 20, 2018

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2018 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in distributions in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in distributions, are subject to a conversion price floor of $14.05 per share for the 2014 Convertible Notes and $13.80 per share for the 2018 Convertible Notes. In no event will the total number of shares of common stock issuable upon conversion exceed 71.1893 per $1.0 thousand principal amount of the 2014 Convertible Notes or 72.4637 per $1 principal amount of the 2018 Convertible Notes. We have determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The Convertible Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. The issuance is considered part of the if-converted method for calculation of diluted earnings per share.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2018		September 30, 2017		September 30, 2018	September 30, 2017
Interest expense	$2.7		$1.9		$6.6	$5.8
Amortization of financing costs	$0.3		$0.3		$0.9	$0.9
Amortization of premium	$—	(1)	$—	(1)	$(0.1)	$(0.1)
Weighted average interest rate	5.2%		5.0%		5.1%	5.0%
Effective interest rate	5.7%		5.7%		5.7%	5.7%
Average debt outstanding	$207.8		$155.3		$172.9	$155.3

(1)	For the three months ended September 30, 2018 and September 30, 2017, the total amortization of premium was less than $50 thousand.

As of September 30, 2018 and December 31, 2017, the outstanding balance on the Convertible Notes was $270.3 million and $155.3 million, respectively, and NMFC was in compliance with the terms of the 2014 Indenture and 2018A Indenture on such dates, as applicable.
Unsecured Notes
On May 6, 2016, we issued $50.0 million in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commences on January 15, 2019. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150,000.  In each such event,we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for unsecured notes issued, including, without limitation, an option to offer to prepay all or a portion of the unsecured notes under its governance at par (plus a make-whole amount if applicable), affirmative and negative covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at NMFC or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of NMFC or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Third Supplement includes additional financial covenants related to asset coverage as well as other terms.
On September 25, 2018, we closed a registered public offering of $50.0 million in aggregate principal amount of five-year 5.75% Unsecured Notes (together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes and 2018B Unsecured Notes, the "Unsecured Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture").
The 5.75% Unsecured Notes bear interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, which commences on January 1, 2019. The 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier redeemed. The 5.75% Unsecured Notes are listed on the New York Stock Exchange and trade under the trading symbol “NMFX.”
We may redeem the 5.75% Unsecured Notes, in whole or in part, at any time, or from time to time, at our option on or after October 1, 2020, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption.
No sinking fund is provided for the 5.75% Unsecured Notes and holders of the 5.75% Unsecured Notes have no option to have their 5.75% Unsecured Notes repaid prior to the stated maturity date.
The 2018B Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC and (ii) provide certain financial information to the holders of the 5.75% Unsecured Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. The 2018B Indenture also includes additional financial covenants related to asset coverage. These covenants are subject to limitations and exceptions that are described in the 2018B Indenture.
The 2018B Indenture provides for customary events of default and further provides that the trustee or the holders of 25% in aggregate principal amount of the outstanding 5.75% Unsecured Notes may declare such 5.75% Unsecured Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.
The Unsecured Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles.
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$3.7	$1.8	$9.2	$4.2
Amortization of financing costs	$0.2	$0.1	$0.5	$0.3
Weighted average interest rate	5.1%	5.1%	5.1%	5.2%
Effective interest rate	5.3%	5.5%	5.4%	5.7%
Average debt outstanding	$286.1	$145.0	$242.7	$108.7
As of September 30, 2018 and December 31, 2017, the outstanding balance on the Unsecured Notes was $335.0 million and $145.0 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

As of September 30, 2018 and December 31, 2017, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of September 30, 2018 and December 31, 2017, SBIC II had regulatory capital of $42.5 million and $2.5 million, respectively, and $15.0 million and $0, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of September 30, 2018.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
March 21, 2018	March 1, 2028	15.3	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15.0	3.548%	0.222%
Total SBA-guaranteed debentures		$165.0

(1)	SBA-guaranteed debentures are held in SBIC I.

(2)	SBA-guaranteed debentures are held in SBIC II.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$1.3	$1.1	$3.7	$3.0
Amortization of financing costs	$0.1	$0.1	$0.4	$0.3
Weighted average interest rate	3.2%	3.1%	3.2%	3.1%
Effective interest rate	3.6%	3.4%	3.5%	3.5%
Average debt outstanding	$164.4	$134.9	$156.3	$127.0
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible small businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2018 and December 31, 2017, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2018 and December 31, 2017, we had outstanding commitments to third parties to fund investments totaling

$138.6 million and $77.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2018 and December 31, 2017, we had commitment letters to purchase investments in an aggregate par amount of $15.8 million and $13.9 million, respectively. As of September 30, 2018 and December 31, 2017, we had not entered into any bridge financing commitments which could require funding in the future.
As of September 30, 2018 and December 31, 2017, we owed $9.0 million and $12.0 million, respectively, related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. We began to make semi-annual payments of $3.0 million in June 2018, with the final payment due in December 2019.
As of September 30, 2018, we had unfunded commitments related to an equity investment in SLP III of $13.2 million, which may be funded at our discretion.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2018 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$466.0	$—	$—	$466.0	$—
Unsecured Notes(2)	335.0	—	90.0	195.0	50.0
SBA-guaranteed debentures(3)	165.0	—	—	—	165.0
Convertible Notes(4)	270.3	155.3	—	115.0	—
NMFC Credit Facility(5)	135.0	—	—	135.0	—
Total Contractual Obligations	$1,371.3	$155.3	$90.0	$911.0	$215.0

(1)
Under the terms of the $495.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($466.0 million as of September 30, 2018) must be repaid on or before October 24, 2022. As of September 30, 2018, there was approximately $29.0 million of possible capacity remaining under the Holdings Credit Facility.

(2)
$90.0 million of the 2016 Unsecured Notes will mature on May 15, 2021 unless earlier repurchased, $55.0 million of the 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased, $90.0 million of the 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased and $50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased. $50.0 million of the 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier repurchased.

(3)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(4)
$155.3 million of the 2014 Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option and the $115.0 million of the 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.

(5)
Under the terms of the $135.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($135.0 million as of September 30, 2018) must be repaid on or before June 4, 2022. As of September 30, 2018, there was no capacity remaining under the NMFC Credit Facility.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2018 totaled approximately $77.5 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2018
Third Quarter	August 1, 2018	September 14, 2018	September 28, 2018	$0.34
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
				$1.02
December 31, 2017
Fourth Quarter	November 2, 2017	December 15, 2017	December 28, 2017	$0.34
Third Quarter	August 4, 2017	September 15, 2017	September 29, 2017	0.34
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
				$1.36
December 31, 2016
Fourth Quarter	November 4, 2016	December 15, 2016	December 29, 2016	$0.34
Third Quarter	August 2, 2016	September 16, 2016	September 30, 2016	0.34
Second Quarter	May 3, 2016	June 16, 2016	June 30, 2016	0.34
First Quarter	February 22, 2016	March 17, 2016	March 31, 2016	0.34
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2018 approximately $0.5 million and $1.7 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million and $0.3 million, respectively, of indirect administrative expenses were waived by the Administrator. As of September 30, 2018, $0.8 million of indirect administrative expenses were included in payable to affiliates.

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
We are subject to certain financial market risks, such as interest rate fluctuations. During the nine months ended September 30, 2018, certain of the loans held in our portfolio had floating interest rates. As of September 30, 2018, approximately 87.2% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 12.8% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2018. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2018. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2018, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2018. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2018, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(2.12)%
Base Interest Rate	—%
+100 Basis Points	8.77%
+200 Basis Points	17.63%
+300 Basis Points	26.50%

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
There have been no material changes during the nine months ended September 30, 2018 to the Legal Proceedings discussed in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2017.
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2018. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

The terms of our credit facilities may contractually limit our ability to incur additional indebtedness.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. We believe that having the flexibility to incur additional leverage could augment the returns to our stockholders and would be in the best interests of our stockholders. Even though our board of directors and our shareholders have approved a resolution permitting us to be subject to a 150.0% asset coverage ratio to be effective as of June 9, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Currently, our NMFC Credit Facility restricts our ability to incur additional indebtedness if after incurring such additional debt, our asset coverage ratio would be below 161.0%, amended from 200.0% on July 5, 2018. Also, the NMFC Credit Facility requires that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. We cannot assure you that we will be able to negotiate a change to our credit facilities to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.

Recent legislation may allow us to incur additional leverage which could increase the risk of investing in us.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). However, on March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCA, was signed into law. The SBCA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200.0% to 150.0% (i.e., the amount of debt may not exceed 66.7% of the value of our assets), subject to certain requirements described therein. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to us at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of our stockholders at such special meeting of stockholders, and thus we became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. Changing the asset coverage ratio permits us to double our leverage, which results in increased leverage risk and increased expenses.
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
We did not engage in unregistered sales of equity securities during the quarter ended September 30, 2018.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended September 30, 2018, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 29, 2017, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2018 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

10.1	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Bank Association, as Trustee, dated August 20, 2018(4)

10.2	First Supplemental Indenture, dated August 20, 2018, relating to the 5.75% Convertible Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(4)

10.3	Form of Global Note 5.75% Convertible Note Due 2023 (included as part of Exhibit (10.2))(4)

10.4	Second Supplemental Indenture, dated September 25, 2018, relating to the 5.75% Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(5)

10.5	Form of Global Note 5.75% Note Due 2023 (included as part of Exhibit (10.4))(5)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-218040) filed on August 20, 2018.

(5)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 4 (File No. 333-218040) filed on September 25, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2018.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)