Form 10-K
period 2018-12-31
New Mountain Finance Corp
filed 2019-02-27
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00832	New Mountain Finance Corporation 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	27-2978010
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
5.75% Notes due 2023	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
None
_________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 29, 2018, based on the closing price on that date of $13.60, on the New York Stock Exchange was $927.5 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 27, 2019
Common stock, par value $0.01 per share	80,418,872
Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

PART I
Item 1.    Business
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through December 31, 2018, we have raised approximately $614.6 million in net proceeds from additional offerings of common stock.
Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. ("NMF YP"), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. ("NMF Servicing") serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. ("SBIC I") and its general partner, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), are organized in Delaware as a limited partnership and limited liability company, respectively. New Mountain Finance SBIC II, L.P. (“SBIC II”) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were also organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC I and SBIC II received licenses from the United States ("U.S.") Small Business Administration (the "SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"). Our wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and has qualified and intends to continue to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code. During the year ended December 31, 2018, New Mountain Finance DB, L.L.C. ("NMFDB") was organized in Delaware as a limited liability company whose assets are used to secure NMFDB's credit facility.
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. For additional information on the investment committee, see "Investment Committee".
New Mountain Finance Administration, L.L.C.
New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator also maintains, or oversees the maintenance of, our consolidated financial records, our reports to stockholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). The Administrator performs the calculation and publication of our net asset values, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator may also provide, on our behalf, managerial assistance to our portfolio companies.

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
We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $10.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, each of SBIC I's and SBIC II's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. For additional information on SBA regulations, see "SBA Regulation". Our portfolio may be concentrated in a limited number of industries. As of December 31, 2018, our top five industry concentrations were business services, software, healthcare services, education and investment funds. Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $125.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2018, our portfolio consisted of 92 portfolio companies and was invested 50.1% in first lien loans, 28.3% in second lien loans, 2.8% in subordinated debt and 18.8% in equity and other, as measured at fair value versus 84 portfolio companies invested 38.0% in first lien loans, 37.4% in second lien loans, 3.8% in subordinated debt and 20.8% in equity and other, as measured at fair value at December 31, 2017.
The fair value of our investments was approximately $2,342.0 million in 92 portfolio companies at December 31, 2018, approximately $1,825.7 million in 84 portfolio companies at December 31, 2017 and approximately $1,558.8 million in 78 portfolio companies at December 31, 2016.
The following table shows our portfolio and investment activity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	Year Ended December 31,
(in millions)	2018	2017	2016
New investments in 67, 64 and 43 portfolio companies, respectively	$1,321.6	$999.7	$558.1
Debt repayments in existing portfolio companies	592.4	696.6	479.5
Sales of securities in 14, 17 and 10 portfolio companies, respectively	210.5	70.7	67.6
Change in unrealized appreciation on 25, 58 and 71 portfolio companies, respectively	14.8	66.1	76.5
Change in unrealized depreciation on 88, 43 and 24 portfolio companies, respectively	(37.0)	(15.3)	(36.4)
At December 31, 2018 and December 31, 2017, our weighted average yield to maturity at cost ("YTM at Cost") was approximately 10.4% and 10.9%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. At December 31, 2018 and December 31, 2017, our weighted average yield to maturity at cost for investments ("YTM at Cost for Investments") was approximately 10.4% and 10.9%, respectively. This YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2018, calculated as a percentage of total assets as of December 31, 2018:

Portfolio Company	Percent of Total Assets
UniTek Global Services, Inc.	3.4%
NMFC Senior Loan Program II LLC	3.2%
NMFC Senior Loan Program III LLC	3.2%
Benevis Holding Corp.	3.2%
Integro Parent Inc.	2.6%
Avatar Topco, Inc.	2.5%
Kronos Incorporated	2.3%
CentralSquare Technologies, LLC	2.3%
Dealer Tire, LLC	2.1%
Tenawa Resource Holdings, LLC	2.0%
Total	26.8%

Industry Type	Percent of Total Assets
Business Services	22.6%
Software	19.5%
Healthcare Services	14.2%
Education	8.6%
Investment Fund	7.4%
Consumer Services	4.9%
Energy	4.3%
Net Lease	3.9%
Distribution & Logistics	3.3%
Federal Services	3.0%
Total	91.7%
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
Investment Committee
The Investment Adviser is managed by a five member investment committee (the “Investment Committee”), which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Peter N. Masucci served on the Investment Committee from August 2017 to July 2018. Beginning in August 2018, Andre V. Moura was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four-level numeric rating scale as follows:

•	Investment Rating 1—Investment is performing materially above expectations;

•	Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;

•	Investment Rating 3—Investment is performing materially below expectations, where the risk of loss has materially increased since the original investment; and

•
Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2018:

(in millions)	As of December 31, 2018
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$147.1	6.3%	$147.9	6.3%
Investment Rating 2	2,181.1	93.6%	2,194.0	93.7%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	1.5	0.1%	0.1	0.0%
	$2,329.7	100.0%	$2,342.0	100.0%
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
Valuation
At all times, consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act, we conduct a valuation of our assets, which impacts our net asset value.
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
As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings, excluding SBA-guaranteed debentures, and any preferred stock we may issue in the future, of at least 150.0% (i.e., the amount of debt may not exceed 66.7% of the value of our total assets or we may borrow an amount equal to 200.0% of net assets). We monitor our compliance with this coverage ratio on a regular basis.
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
SBA Regulation
On August 1, 2014 and August 25, 2017, respectively, SBIC I and SBIC II, our wholly-owned direct and indirect subsidiaries, received licenses from the SBA to operate as SBICs under Section 301(c) of the 1958 Act. SBIC I and SBIC II have an investment strategy and philosophy substantially similar to ours and make similar types of investments in accordance with SBA regulations.
An SBIC license allows each of SBIC I and SBIC II to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. In June 2018, the limit of SBA leverage available to an individual SBIC eligible for two tiers of leverage was increased from $150.0 million to $175.0 million, subject to SBA approval. Currently, SBIC I and SBIC II operate under the prior $150.0 million cap. Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. SBIC I and SBIC II are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment, if applicable, on a regular basis. The SBA, as a creditor, will have a superior claim to SBIC I's and SBIC II's assets over our stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I and SBIC II upon an event of default.
On November 5, 2014, we received exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures of SBIC I, SBIC II and any other future SBIC subsidiaries from our 150.0% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150.0%. This provides us with increased investment flexibility but also increases our risks related to leverage.

SBICs are designed to stimulate the flow of private investor capital to eligible small businesses as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to "smaller enterprises", as defined by the SBA. The definition of a smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and is based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment.
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
The maximum leverage available to a "family" of affiliated SBIC funds is $350.0 million, subject to SBA approval.
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
The Investment Adviser's services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with New Mountain Capital are permitted to furnish similar services to other entities. The Investment Adviser also manages New Mountain Guardian Partners II, L.P., a Delaware limited partnership, and New Mountain Guardian II Offshore, L.P., a Cayman Islands exempted limited partnership, (together "Guardian II"), which commenced operations in April 2017.

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
Since our IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and into the Second Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association (the "Holdings Credit Facility") on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings for additional information on our credit facilities. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since our IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which approximated $525.7 million as of December 31, 2018. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2018, total management fees waived was approximately $6.7 million.
Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there is none as of December 31, 2018), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

Board Consideration of the Investment Management Agreement
Our board of directors determined at an in-person meeting held on February 6, 2019 to re-approve our Investment Management Agreement with the Investment Adviser. In the consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:

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
As of December 31, 2018, 14.9% of our total assets were non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no temporary investments as of December 31, 2018.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance. If our asset ratio coverage is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of our senior securities may preclude us from making distributions to our stockholders. However, at December 31, 2018, none of our senior securities have provisions that may preclude us from making distributions to stockholders. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. We received exemptive relief from the SEC on November 5, 2014, allowing us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from this calculation. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors.

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
Compliance Policies and Procedures
We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for the adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.
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
The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. Since 2010, several European Union (‘‘EU’’) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In June 2016, the United Kingdom (‘‘U.K.’’) held a referendum in which voters approved an exit from the EU (‘‘Brexit’’), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. The initial negotiations on Brexit commenced in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019, there is increased uncertainty on the outcome of Brexit. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
We may suffer credit losses.
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been on‑going discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our board of directors, including reflection of significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our board of directors in accordance with our valuation policy, which is at all times consistent with GAAP. See Item 8.—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies or Note 4. Fair Value for additional information on valuations.

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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee and John R. Kline, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2018 consisted of approximately 145 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital and may, consequently, increase the risk of investing in us. We expect to continue to use leverage to finance our investments, through senior securities issued by banks and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of default. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had it not leveraged. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have had it not borrowed. Such a decline could adversely affect our ability to make common stock distribution payments. In addition, because our investments may be illiquid, we may be unable to dispose of them or to do so at a favorable price in the event we need to do so if we are unable to refinance any indebtedness upon maturity and, as a result, we may suffer losses. Leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities.
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
As of December 31, 2018, we had $512.6 million, $60.0 million, $57.0 million, $270.3 million, $336.8 million, and $165.0 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Convertible Notes, the Unsecured Notes and the SBA-guaranteed debentures, respectively. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the SBA-guaranteed debentures and the Unsecured Notes had weighted average interest rates of 4.2%, 4.6%, 5.7%, 3.2% and 5.1%, respectively, for the year ended December 31, 2018. The interest rate on the 2014 Convertible Notes and 2018 Convertible Notes is 5.0% and 5.75%, respectively, per annum.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense and adjusted for unsettled securities purchased. The calculations in the table below are hypothetical. Actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2,448.7 million in total assets, (ii) a weighted average cost of borrowings of 4.6%, which assumes the weighted average interest rates as of December 31, 2018 for the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, and the SBA-guaranteed debentures and the interest rate as of December 31, 2018 for the Convertible Notes and Unsecured Notes, (iii) $1,401.6 million in debt outstanding and (iv) $1,006.3 million in net assets.

Assumed Return on Our Portfolio (net of interest expense)
	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to stockholder	(30.8)%	(18.6)%	(6.4)%	5.8%	17.9%
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
The DB Credit Facility contains certain customary affirmative and negative covenants and events of default.
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
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. We believe that having the flexibility to incur additional leverage could augment the returns to our stockholders and would be in the best interests of our stockholders. Even though our board of directors and our shareholders have approved a resolution permitting us to be subject to a 150.0% asset coverage ratio effective as of June 9, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness.

Currently, our NMFC Credit Facility restricts our ability to incur additional indebtedness if after incurring such additional debt, our asset coverage ratio would be below 165.0%. Also, the NMFC Credit Facility requires that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. We cannot assure you that we will be able to negotiate a change to our credit facilities to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the NMNLC Credit Facility, the 2014 Convertible Notes and the 2018 Convertible Notes mature on October 24, 2022, June 4, 2022, December 14, 2023, September 23, 2019, June 15, 2019 and August 15, 2023, respectively. Our $90.0 million in aggregate principal amount of five-year unsecured notes will mature on May 15, 2021 (the "2016 Unsecured Notes"), our $55.0 million in aggregate principal amount of five-year unsecured notes will mature on July 15, 2022 (the "2017A Unsecured Notes"), our $90.0 million in aggregate principal amount of five-year unsecured notes will mature on January 30, 2023 (the "2018A Unsecured Notes"), our $50.0 million in aggregate principal amount of five-year unsecured notes will mature on June 28, 2023 (the "2018B Unsecured Notes") and our $51.8 million in aggregate principal amount of five-year unsecured notes will mature on October 1, 2023 (the "5.75% Unsecured Notes"). The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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
If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and contained in the Holdings Credit Facility, the NMFC Credit Facility, the Unsecured Notes and the 2018 Convertible Notes. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under the NMFC Credit Facility and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations, or reapply for SBIC licenses. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future credit facilities. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.
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
SBA-guaranteed debentures are non-recourse to us, have a ten year maturity, and may be prepaid at any time without penalty. Pooling of issued SBA-guaranteed debentures occurs in March and September of each year. The interest rate of SBA-guaranteed debentures is fixed at the time of pooling at a market-driven spread over ten year U.S. Treasury Notes. The interest rate on debentures issued prior to the next pooling date is LIBOR plus 30 basis points. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Recent legislation raised the limit the amount that any single SBIC may borrow to two tiers of leverage capped from $150.0 million to $175.0 million, subject to SBA approval, where each tier is equivalent to the SBIC's regulatory capital, which generally equates to the amount of equity capital in the SBIC. Currently, SBIC I and SBIC II operate under the prior $150.0 million cap. The amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding is $350.0 million, subject to SBA approval.
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
As a BDC, we are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities and excluding SBA-guaranteed debentures as permitted by exemptive relief obtained from the SEC, to total senior securities, which includes all of our borrowings with the exception of SBA-guaranteed debentures, of at least 150.0%. This requirement limits the amount that we may borrow. Since we continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect that we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, which would in turn increase the equity capital available to us, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available us, we may be forced to curtail or cease new investment activities, and our net asset value could decline.
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
Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as stockholders. The investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Management Agreement may manage other funds, including Guardian II, which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On December 18, 2017, the SEC issued the Exemptive Order, which superseded a prior order issued on June 5, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies.
If the Investment Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest in us on a “gross” basis and receive distributions on a “net” basis after our expenses. Also, the incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangements. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.
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
As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not “qualifying assets” to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
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
We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150.0% after each issuance of senior securities. As a result of our SEC exemptive relief, we are permitted to exclude our SBA-guaranteed debentures from the definition of senior securities in the 150.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of certain of our senior securities may preclude us from making distributions to our stockholders. For example, our 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes and 2018B Unsecured Notes contain a covenant that prohibits us from declaring or paying a distribution to our stockholders unless we satisfy the asset coverage ratio immediately after the distribution. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.
The Holdings Credit Facility matures on October 24, 2022 and permits borrowings of $615.0 million as of December 31, 2018. The Holdings Credit Facility had $512.6 million in debt outstanding as of December 31, 2018. The NMFC Credit Facility matures on June 4, 2022 and permits borrowings of $135.0 million as of December 31, 2018. The NMFC Credit Facility had $60.0 million in debt outstanding as of December 31, 2018. The DB Credit Facility matures on December 14, 2023 and permits borrowings of $100.0 million as of December 31, 2018. The DB Credit Facility had $57.0 million in debt outstanding as of December 31, 2018. The NMNLC Credit Facility matures September 23, 2019 and permits borrowings of $30.0 million as of December 31, 2018. The NMNLC Credit Facility had $0 in debt outstanding as of December 31, 2018. The 2014 Convertible Notes and 2018 Convertible Notes mature on June 15, 2019 and August 15, 2023, respectively. The 2014 Convertible Notes and 2018 Convertible Notes had $155.3 million and $115.0 million in debt outstanding as of December 31, 2018. The 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Note and 5.75% Unsecured Notes mature on May 15, 2021, July 15, 2022, January 30, 2023, June 28, 2023 and October 1, 2023, respectively, and had $90.0 million, $55.0 million, $90.0 million, $50.0 million and $51.8 million, respectively, in debt outstanding as of December 31, 2018. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. As of December 31, 2018, $165.0 million of SBA-guaranteed debentures were outstanding.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will continue to achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, or the Unsecured Notes, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of our board of directors and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility and the Unsecured Notes, and such other factors as our board of directors may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
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

Legislative or other actions relating to taxes could have a negative effect on us. The rules relating to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
Recent legislation allows us to incur additional leverage, which could increase the risk of investing in our securities.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, on March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCA, was signed into law. The SBCA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200.0% to 150.0% (i.e., the amount of debt may not exceed 66.7% of the value of our assets), subject to certain requirements described therein. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to us at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of our stockholders at such special meeting of stockholders, and thus we became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. Changing the asset coverage ratio permits us to double our leverage, which results in increased leverage risk and increased expenses.
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
We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, since our fiscal year ending December 31, 2012, our management has been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to continue to incur additional expenses, which may negatively impact our financial performance and our ability to make distributions to our stockholders. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we are not able to ensure that the process is effective or that our internal control over financial reporting is or will continue to be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and, consequently, the market price of our common stock may be adversely affected.
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
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Advisor’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.
A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2018, our investments in the business services and the software industries represented approximately 23.7% and 20.4%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements entered into with the holders of first priority senior debt. Under an intercreditor agreement, at any time obligations which have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral, the ability to control the conduct of such proceedings, the approval of amendments to collateral documents; releases of liens on the collateral and waivers of past defaults under collateral documents. We may not have the ability to control or direct these actions, even if our rights are adversely affected.
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
Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or the ‘‘BBA,’’ in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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
These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility and the Unsecured Notes also include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility and the Unsecured Notes also include change of control provisions that accelerate the indebtedness (or require prepayment of such indebtedness) under these agreements in the event of certain change of control events.
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
We cannot assure you that we will achieve investment results or maintain a tax treatment that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future distributions may be harmed.
We will have broad discretion over the use of proceeds of any offering made pursuant to our prospectus.
We will have significant flexibility in applying the proceeds of any offering made pursuant to our prospectus. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of the offering, pending full investment, are used to pay operating expenses. In addition, we can provide you no assurance that any offering will be successful, or that by increasing the size of our available equity capital, our aggregate expenses, and correspondingly, our expense ratio, will be lowered.
Your interest in NMFC may be diluted if you do not fully exercise your subscription rights in any rights offering.
In the event we issue subscription rights to purchase shares of our common stock, stockholders who do not fully exercise their rights should expect that they will, at the completion of the offer, own a smaller proportional interest in NMFC than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of the offer.
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

Item 3.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threated against us as of December 31, 2018. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
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
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of equity securities during the year ended December 31, 2018.

Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2018, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 547,043 shares of our common stock for $7.2 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment administrator of our common stock for this purpose during the year ended December 31, 2018.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2018	—	$—	—	$—
February 2018	—	—	—	—
March 2018	—	—	—	—
April 2018	166,286	13.24	—	—
May 2018	—	—	—	—
June 2018	—	—	—	—
July 2018	—	—	—	—
August 2018	—	—	—	—
September 2018	—	—	—	—
October 2018	189,595	13.76	—	—
November 2018	—	—	—	—
December 2018	191,162	12.66	—	—
Total	547,043	$13.22	—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2018, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2019 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the year ended December 31, 2018.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2018. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.
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

Item 6.    Selected Financial Data
The selected financial data should be read in conjunction with the respective consolidated financial statements and related consolidated notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Financial information for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014, has been derived from the Predecessor Operating Company and our financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.

The below selected financial and other data is for NMFC.
(in thousands except shares and per share data)

	Year Ended December 31,
New Mountain Finance Corporation	2018	2017	2016	2015	2014
Statement of Operations Data:
Investment income	$231,465	$197,806	$168,084	$153,855	$91,923
Investment income allocated from NMF Holdings	—	—	—	—	43,678
Net expenses	125,433	95,602	79,976	71,360	34,727
Net expenses allocated from NMF Holdings	—	—	—	—	20,808
Net investment income	106,032	102,204	88,108	82,495	80,066
Net realized (losses) gains on investments	(9,657)	(39,734)	(16,717)	(12,789)	357
Net realized and unrealized gains (losses) allocated from NMF Holdings	—	—	—	—	9,508
Net change in unrealized (depreciation) appreciation of investments	(22,206)	50,794	40,131	(35,272)	(43,863)
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(1,704)	(4,006)	(486)	(296)	—
(Provision) benefit for taxes	(112)	140	642	(1,183)	(493)
Net increase in net assets resulting from operations	72,353	109,398	111,678	32,955	45,575
Per share data:
Net asset value	$13.22	$13.63	$13.46	$13.08	$13.83
Net increase in net assets resulting from operations (basic)	0.95	1.47	1.72	0.55	0.88
Net increase in net assets resulting from operations (diluted)(1)	0.91	1.38	1.60	0.55	0.86
Distributions declared(2)	1.36	1.36	1.36	1.36	1.48
Balance sheet data:
Total assets(3)	$2,448,666	$1,928,018	$1,656,018	$1,588,146	$1,500,868
Holdings Credit Facility	512,563	312,363	333,513	419,313	468,108
Unsecured Notes	336,750	145,000	90,000	—	—
Convertible Notes	270,301	155,412	155,523	115,000	115,000
SBA-guaranteed debentures	165,000	150,000	121,745	117,745	37,500
NMFC Credit Facility	60,000	122,500	10,000	90,000	50,000
DB Credit Facility	57,000	—	—	—	—
Total net assets	1,006,269	1,034,975	938,562	836,908	802,170
Other data:
Total return based on market value(4)	2.70%	5.54%	19.68%	(4.00)%	9.66%
Total return based on net asset value(5)	7.16%	11.77%	13.98%	4.32%	6.56%
Number of portfolio companies at period end	92	84	78	75	71
Total new investments for the period(6)	$1,321,559	$999,677	$558,068	$612,737	$720,871
Investment sales and repayments for the period(6)	$802,964	$767,360	$547,078	$483,936	$384,568
Weighted average YTM at Cost on debt portfolio at period end (unaudited)(7)	10.4%	10.9%	11.1%	10.7%	10.7%
Weighted average YTM at Cost for Investments at period end (unaudited)(7)	10.4%	10.9%	10.5%	10.7%	10.6%
Weighted average shares outstanding for the period (basic)	76,022,375	74,171,268	64,918,191	59,715,290	51,846,164
Weighted average shares outstanding for the period (diluted)	88,627,741	83,995,395	72,863,387	66,968,089	56,157,835
Portfolio turnover(6)	36.75%	41.98%	36.07%	33.93%	29.51%

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2015, there was anti-dilution. For the years ended December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2014, there was no anti-dilution.

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

(7)
The weighted average YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors. Adjusted cost reflects the cost for post-IPO investments in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date).

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

•
actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and

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

Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since NMFC’s IPO, and through December 31, 2018, NMFC raised approximately $614.6 million in net proceeds from additional offerings of its common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages New Mountain Guardian Partners II, L.P., a Delaware limited partnership, and New Mountain Guardian II Offshore, L.P., a Cayman Islands exempted limited partnership, (together "Guardian II"), which commenced operations in April 2017. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
Our wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. ("NMF YP"), our wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). We consolidate our tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies. Additionally, our wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. ("NMF Servicing") serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. ("SBIC I") and its general partner, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), were organized in Delaware as a limited partnership and limited liability company, respectively. New Mountain Finance SBIC II, L.P. (“SBIC II" ) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were also organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are our consolidated wholly-owned direct and indirect subsidiaries. SBIC I and SBIC II received licenses from the United States ("U.S.") Small Business Administration (the "SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"). Our wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code. During the year ended December 31, 2018, New Mountain Finance DB, L.L.C. ("NMFDB") was organized in Delaware as a limited liability company whose assets are used to secure NMFDB's credit facility.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2018, our top five industry concentrations were business services, software, healthcare services, education and investment funds.
As of December 31, 2018, our net asset value was $1,006.3 million and our portfolio had a fair value of approximately $2,342.0 million in 92 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.4% and 10.4%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On January 8, 2019 and January 25, 2019, we entered into certain Joinder Supplements (the "Joinders") to add Old Second National Bank and Sumitomo Mitsui Trust Bank, Limited, New York, respectively, as new lenders under the Holdings Credit Facility. After giving effect to the Joinders, the aggregate commitments of the lenders under the Holdings Credit Facility equals $675.0 million. The Holdings Credit Facility continues to have a revolving period ending on October 24, 2020, and will still mature on October 24, 2022.
On February 14, 2019, we completed a public offering of 4,312,500 shares of our common stock (including 562,500 shares of common stock that were issued pursuant to the full exercise of the overallotment option granted to the underwriters to purchase additional shares) at a public offering price of $13.57 per share. The Investment Adviser paid all of the underwriters' sales load of $0.42 per share and an additional supplemental payment of $0.18 per share to the underwriters, which reflects the difference between the public offering price of $13.57 per share and the net proceeds of $13.75 per share received by us in this offering. All payments made by the Investment Adviser are not subject to reimbursement by us. We received total net proceeds of approximately $59.3 million in connection with this offering.
On February 22, 2019, our board of directors declared a first quarter 2019 distribution of $0.34 per share payable on March 29, 2019 to holders of record as of March 15, 2019.
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
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMNLC, NMFDB, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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

(3)	Investments for which quotations are not readily available through exchanges, pricing services, brokers or dealers are valued through a multi-step valuation process:

a.	Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

b.	Preliminary valuation conclusions will then be documented and discussed with our senior management;

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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of December 31, 2018:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,173,459	$—	$185,931	$987,528
Second lien	662,556	—	355,741	306,815
Subordinated	65,297	—	25,210	40,087
Equity and other	440,641	—	—	440,641
Total investments	$2,341,953	$—	$566,882	$1,775,071
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2018, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2018, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2018 were as follows:

(in thousands)				Range
Type	Fair Value as of December 31, 2018	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$797,985	Market & income approach	EBITDA multiple	2.0x	32.0x	12.1x
			Revenue multiple	3.5x	6.5x	5.8x
			Discount rate	7.0%	15.3%	9.6%
	129,837	Market quote	Broker quote	N/A	N/A	N/A
	59,706	Other	N/A(1)	N/A	N/A	N/A
Second lien	102,963	Market & income approach	EBITDA multiple	8.5x	15.0x	11.1x
			Discount rate	10.0%	19.7%	12.8%
	203,852	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	40,087	Market & income approach	EBITDA multiple	5.0x	13.0x	10.2x
			Discount rate	10.9%	21.4%	16.3%
Equity and other	439,977	Market & income approach	EBITDA multiple	0.4x	18.0x	10.3x
			Discount rate	6.5%	25.8%	13.5%
	664	Black Scholes analysis	Expected life in years	7.3	7.3	7.3
			Volatility	37.9%	37.9%	37.9%
			Discount rate	2.9%	2.9%	2.9%
	$1,775,071

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
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of December 31, 2018, SLP I had total investments with an aggregate fair value of approximately $327.2 million, debt outstanding of $242.6 million and capital that had been called and funded of $93.0 million. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348.7 million, debt outstanding of $223.7 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of December 31, 2018 and December 31, 2017.

We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, we earned approximately $1.2 million, $1.2 million and $1.2 million, respectively, in management fees related to SLP I, which is included in other income. As of December 31, 2018 and December 31, 2017, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, we earned approximately $3.2 million, $3.5 million and $3.7 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2018 and December 31, 2017, approximately $0.8 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of December 31, 2018, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of December 31, 2018 and December 31, 2017.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of the LIBOR plus 1.75% per annum. Effective April 1, 2018, SLP II's revolving credit facility bears interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2018 and December 31, 2017, SLP II had total investments with an aggregate fair value of approximately $336.9 million and $382.5 million, respectively, and debt outstanding under its credit facility of $243.2 million and $266.3 million, respectively. As of December 31, 2018 and December 31, 2017, none of SLP II's investments were on non-accrual. Additionally, as of December 31, 2018 and December 31, 2017, SLP II had unfunded commitments in the form of delayed draws of $5.9 million and $4.9 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
First lien investments (1)	348,577	386,100
Weighted average interest rate on first lien investments (2)	6.84%	6.05%
Number of portfolio companies in SLP II	31	35
Largest portfolio company investment (1)	17,150	17,369
Total of five largest portfolio company investments (1)	80,766	81,728

(1)	Reflects principal amount or par value of investments.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	6.46% (L + 3.75%)	2/27/2025	$8,825	$8,785	$8,605
ADG, LLC	Healthcare Services	7.63% (L + 4.75%)	9/28/2023	16,862	16,740	16,609
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.62% (L + 4.00%)	8/21/2023	14,664	14,492	14,517
Brave Parent Holdings, Inc.	Software	6.52% (L + 4.00%)	4/18/2025	15,422	15,369	14,902
CentralSquare Technologies, LLC	Software	6.27% (L + 3.75%)	8/29/2025	15,000	14,964	14,648
CHA Holdings, Inc.	Business Services	7.30% (L + 4.50%)	4/10/2025	10,805	10,760	10,774
CommerceHub, Inc.	Software	6.27% (L + 3.75%)	5/21/2025	2,488	2,476	2,419
Drilling Info Holdings, Inc.	Business Services	6.77% (L + 4.25%)	7/30/2025	12,242	12,190	12,196
Greenway Health, LLC	Software	6.56% (L + 3.75%)	2/16/2024	14,775	14,718	14,406
GOBP Holdings, Inc.	Retail	6.55% (L + 3.75%)	10/22/2025	2,500	2,494	2,438
Idera, Inc.	Software	7.03% (L + 4.50%)	6/28/2024	12,492	12,388	12,242
J.D. Power (fka J.D. Power and Associates)	Business Services	6.27% (L + 3.75%)	9/7/2023	14,962	14,920	14,588
Keystone Acquisition Corp.	Healthcare Services	8.05% (L + 5.25%)	5/1/2024	5,332	5,289	5,226
LSCS Holdings, Inc.	Healthcare Services	6.86% (L + 4.25%)	3/17/2025	5,321	5,312	5,294
LSCS Holdings, Inc.	Healthcare Services	6.89% (L + 4.25%)	3/17/2025	1,374	1,371	1,367
Market Track, LLC	Business Services	6.87% (L + 4.25%)	6/5/2024	11,820	11,772	11,347
Medical Solutions Holdings, Inc.	Healthcare Services	6.27% (L + 3.75%)	6/14/2024	4,432	4,413	4,343
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	2,116	2,109	2,116
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	600	597	600
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	12,285	12,238	12,285
NorthStar Financial Services Group, LLC	Software	6.10% (L + 3.50%)	5/25/2025	7,463	7,428	7,313
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	8.06% (L + 5.25%)	4/29/2024	10,342	10,301	10,084
Poseidon Intermediate, LLC	Software	6.78% (L + 4.25%)	8/15/2022	14,729	14,727	14,644
Premise Health Holding Corp.	Healthcare Services	6.55% (L + 3.75%)	7/10/2025	1,386	1,380	1,369
Project Accelerate Parent, LLC	Business Services	6.64% (L + 4.25%)	1/2/2025	14,887	14,821	14,663
PSC Industrial Holdings Corp.	Industrial Services	6.21% (L + 3.75%)	10/11/2024	10,395	10,307	10,161
Quest Software US Holdings Inc.	Software	6.78% (L + 4.25%)	5/16/2025	15,000	14,930	14,535
Salient CRGT Inc.	Federal Services	8.27% (L + 5.75%)	2/28/2022	13,509	13,418	13,306
Sierra Acquisition, Inc.	Food & Beverage	6.02% (L + 3.50%)	11/11/2024	3,713	3,696	3,685
SSH Group Holdings, Inc.	Education	6.77% (L + 4.25%)	7/30/2025	8,978	8,956	8,753
Wirepath LLC	Distribution & Logistics	6.71% (L + 4.00%)	8/5/2024	14,963	14,963	14,738
WP CityMD Bidco LLC	Healthcare Services	6.30% (L + 3.50%)	6/7/2024	10,823	10,801	10,620
YI, LLC	Healthcare Services	6.80% (L + 4.00%)	11/7/2024	15,064	15,053	14,971
Zywave, Inc.	Software	7.52% (L + 5.00%)	11/17/2022	17,150	17,091	17,150
Total Funded Investments				$342,719	$341,269	$336,914
Unfunded Investments - First lien
Access CIG, LLC	Business Services	—	2/27/2019	$1,108	$—	$(28)
CHA Holdings, Inc.	Business Services	—	10/10/2019	2,143	(11)	(6)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	1,230	(5)	(10)
Ministry Brands, LLC	Software	—	10/18/2019	1,267	(6)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(1)
Total Unfunded Investments				$5,858	$(22)	$(45)
Total Investments				$348,577	$341,247	$336,869

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2018.

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

Below is certain summarized financial information for SLP II as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

Selected Balance Sheet Information:	December 31, 2018	December 31, 2017
	(in thousands)	(in thousands)
Investments at fair value (cost of $341,247 and $379,075, respectively)	$336,869	$382,534
Cash and other assets	7,620	8,065
Total assets	$344,489	$390,599

Credit facility	$243,170	$266,270
Deferred financing costs	(1,374)	(1,966)
Payable for unsettled securities purchased	—	15,964
Distribution payable	3,250	3,500
Other liabilities	2,869	2,891
Total liabilities	247,915	286,659

Members' capital	$96,574	$103,940
Total liabilities and members' capital	$344,489	$390,599

	Year Ended December 31,
Selected Statement of Operations Information:	2018	2017	2016(1)
	(in thousands)	(in thousands)	(in thousands)
Interest income	$24,654	$22,551	$7,463
Other income	199	351	572
Total investment income	24,853	22,902	8,035

Interest and other financing expenses	10,474	8,356	3,558
Other expenses	681	697	650
Total expenses	11,155	9,053	4,208
Net investment income	13,698	13,849	3,827

Net realized gains on investments	782	2,281	599
Net change in unrealized (depreciation) appreciation of investments	(7,837)	(822)	4,281
Net increase in members' capital	$6,643	$15,308	$8,707

(1)	For the year ended December 31, 2016, amounts reported relate to the period from April 12, 2016 (commencement of operations) to December 31, 2016.
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, we earned approximately $11.1 million, $12.4 million and $3.5 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of December 31, 2018 and December 31, 2017, approximately $2.6 million and $2.8 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2018, we and SkyKnight II have committed $80.0 million and $20.0 million, respectively, of equity to SLP III. As of December 31, 2018, we and SkyKnight II have contributed $78.4 million and $19.6 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of December 31, 2018.
On May 2, 2018, SLP III closed its $300.0 million revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. As of December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $365.4 million and debt outstanding under its credit facility of $280.3 million. As of December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $8.8 million. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2018:

(in thousands)	December 31, 2018
First lien investments (1)	383,289
Weighted average interest rate on first lien investments (2)	6.50%
Number of portfolio companies in SLP III	39
Largest portfolio company investment (1)	18,958
Total of five largest portfolio company investments (1)	85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	6.46% (L + 3.75%)	2/27/2025	$1,216	$1,216	$1,185
Affordable Care Holding Corp.	Healthcare Services	7.25% (L + 4.75%)	10/24/2022	1,025	1,030	1,005
Bracket Intermediate Holding Corp.	Healthcare Services	7.00% (L + 4.25%)	9/5/2025	14,963	14,890	14,813
Brave Parent Holdings, Inc.	Software	6.52% (L + 4.00%)	4/18/2025	14,925	14,874	14,421
CentralSquare Technologies, LLC	Software	6.27% (L + 3.75%)	8/29/2025	15,000	14,964	14,648
Certara Holdco, Inc.	Healthcare I.T.	6.30% (L + 3.50%)	8/15/2024	1,275	1,280	1,255
CHA Holdings, Inc.	Business Services	7.30% (L + 4.50%)	4/10/2025	997	997	995
CommerceHub, Inc.	Software	6.27% (L + 3.75%)	5/21/2025	14,925	14,856	14,515
CRCI Longhorn Holdings, Inc.	Business Services	5.89% (L + 3.50%)	8/8/2025	14,963	14,891	14,588
Dentalcorp Perfect Smile ULC	Healthcare Services	6.27% (L + 3.75%)	6/6/2025	11,940	11,912	11,701
Dentalcorp Perfect Smile ULC	Healthcare Services	6.27% (L + 3.75%)	6/6/2025	1,686	1,685	1,652
Drilling Info Holdings, Inc.	Business Services	6.77% (L + 4.25%)	7/30/2025	17,591	17,507	17,525
Financial & Risk US Holdings, Inc.	Business Services	6.27% (L + 3.75%)	10/1/2025	8,000	7,980	7,512
GOBP Holdings, Inc.	Retail	6.55% (L + 3.75%)	10/22/2025	15,000	14,963	14,625
Greenway Health, LLC	Software	6.56% (L + 3.75%)	2/16/2024	14,821	14,831	14,450
Heartland Dental, LLC	Healthcare Services	6.27% (L + 3.75%)	4/30/2025	17,329	17,249	16,593
HIG Finance 2 Limited	Business Services	6.06% (L + 3.50%)	12/20/2024	1,995	1,985	1,939
Idera, Inc.	Software	7.03% (L + 4.50%)	6/28/2024	2,294	2,289	2,248
J.D. Power (fka J.D. Power and Associates)	Business Services	6.27% (L + 3.75%)	9/7/2023	5,985	5,985	5,835
Market Track, LLC	Business Services	6.87% (L + 4.25%)	6/5/2024	4,827	4,821	4,633
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	4,596	4,576	4,596
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	600	597	600
National Intergovernmental Purchasing Alliance Company	Business Services	6.55% (L + 3.75%)	5/23/2025	14,925	14,912	14,552
Navex Topco, Inc.	Software	5.78% (L + 3.25%)	9/5/2025	14,963	14,890	14,102
Navicure, Inc.	Healthcare Services	6.27% (L + 3.75%)	11/1/2024	2,985	2,985	2,925
Netsmart Technologies, Inc.	Healthcare I.T.	6.27% (L + 3.75%)	4/19/2023	10,437	10,437	10,307
Newport Group Holdings II, Inc.	Business Services	6.54% (L + 3.75%)	9/12/2025	4,988	4,963	4,875
NorthStar Financial Services Group, LLC	Software	6.10% (L + 3.50%)	5/25/2025	14,925	14,856	14,628
OEConnection LLC	Business Services	6.53% (L + 4.00%)	11/22/2024	1,830	1,843	1,789
Outcomes Group Holdings, Inc.	Healthcare Services	6.28% (L + 3.50%)	10/24/2025	6,500	6,484	6,394
Pelican Products, Inc.	Business Products	5.88% (L + 3.50%)	5/1/2025	4,975	4,963	4,726
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	8.06% (L + 5.25%)	4/29/2024	15,588	15,517	15,199
Premise Health Holding Corp.	Healthcare Services	6.55% (L + 3.75%)	7/10/2025	13,862	13,796	13,689
Quest Software US Holdings Inc.	Software	6.78% (L + 4.25%)	5/16/2025	15,000	14,930	14,535
Sierra Enterprises, LLC	Food & Beverage	6.02% (L + 3.50%)	11/11/2024	2,481	2,478	2,463
SSH Group Holdings, Inc.	Education	6.77% (L + 4.25%)	7/30/2025	14,963	14,927	14,588
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	6.03% (L + 3.50%)	7/17/2025	3,790	3,772	3,759
VT Topco, Inc.	Business Services	6.55% (L + 3.75%)	8/1/2025	7,980	7,961	7,882
VT Topco, Inc.	Business Services	6.55% (L + 3.75%)	8/1/2025	1,004	1,004	992
Wirepath LLC	Distribution & Logistics	6.71% (L + 4.00%)	8/5/2024	17,477	17,477	17,215
WP CityMD Bidco LLC	Healthcare Services	6.30% (L + 3.50%)	6/7/2024	14,887	14,887	14,608
YI, LLC	Healthcare Services	6.80% (L + 4.00%)	11/7/2024	4,965	4,983	4,935
Total Funded Investments				$374,478	$373,443	$365,497
Unfunded Investments - First lien
Dentalcorp Perfect Smile ULC	Healthcare Services	—	6/6/2020	$1,308	$(3)	$(26)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	1,367	(7)	(11)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	1,586	—	(67)
Ministry Brands, LLC	Software	—	10/18/2019	1,267	(6)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(14)
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	—	7/17/2019	1,187	—	(10)
VT Topco, Inc.	Business Services	—	8/1/2020	993	(2)	(12)
Total Unfunded Investments				$8,811	$(21)	$(140)
Total Investments				$383,289	$373,422	$365,357

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2018.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

Below is certain summarized financial information for SLP III as of December 31, 2018 and for the year ended December 31, 2018:

Selected Balance Sheet Information:	December 31, 2018
(in thousands)
Investments at fair value (cost of $373,422)	$365,357
Cash and other assets	9,138
Total assets	$374,495

Credit facility	$280,300
Deferred financing costs	(2,831)
Distribution payable	2,600
Other liabilities	4,415
Total liabilities	284,484

Members' capital	$90,011
Total liabilities and members' capital	$374,495

Year Ended
Selected Statement of Operations Information:	December 31, 2018(1)
(in thousands)
Interest income	$9,572
Other income	207
Total investment income	9,779

Interest and other financing expenses	5,402
Other expenses	509
Total expenses	5,911
Net investment income	3,868

Net realized gains on investments	9
Net change in unrealized appreciation (depreciation) of investments	(8,065)
Net decrease in members' capital	$(4,188)

(1)	SLP III commenced operations on April 25, 2018.
For the year ended December 31, 2018, we earned approximately $3.0 million of dividend income related to SLP III, which is included in dividend income. As of December 31, 2018 approximately $2.1 million of dividend income related to SLP III was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of December 31, 2018.
Below is certain summarized property information for NMNLC as of December 31, 2018:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2018
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$33,703
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	20,343
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,770
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	9,727
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	5,912
NM DRVT Jonesboro, LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,619
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	4,205
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	2,537
					$94,816
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2018 and December 31, 2017, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $23.5 million and $25.2 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP

Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of December 31, 2018, the SPP Agreement has a cost basis of $14.5 million and a fair value of $11.4 million, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, we recognized PIK and non-cash interest from investments of $8.6 million, $6.4 million and $4.3 million, respectively, and PIK and non-cash dividends from investments of and $24.9 million, $17.8 million and $3.2 million, respectively.
Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.
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
We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four-level numeric rating scale as follows:

•	Investment Rating 1—Investment is performing materially above expectations;

•	Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;

•	Investment Rating 3—Investment is performing materially below expectations, where the risk of loss has materially increased since the original investment; and

•
Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2018:

(in millions)	As of December 31, 2018
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$147.1	6.3%	$147.9	6.3%
Investment Rating 2	2,181.1	93.6%	2,194.0	93.7%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	1.5	0.1%	0.1	0.0%
	$2,329.7	100.0%	$2,342.0	100.0%
As of December 31, 2018, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of one portfolio company, which had an Investment Rating of 4.
During the second quarter of 2018, we placed a portion of our second lien position in National HME, Inc. on non-accrual status and wrote down the aggregate fair value of our preferred shares in TW-NHME Holdings Corp. (together with our second lien position, "NHME") to $0. In November of 2018, NHME completed a restructuring which resulted in a material modification of the original terms and an extinguishment of our original investments in NHME. Prior to the extinguishment in November 2018, our original investments in NHME had an aggregate cost of $30.1 million, an aggregate fair value of $15.3 million and total unearned interest income of $1.1 million for the year ended December 31, 2018. The extinguishment resulted in a realized loss of $15.0 million. As a result of the restructuring, we received second lien debt in NHME and common shares in NHME Holdings Corp. In addition, we funded additional second lien debt and received warrants to purchase common shares for this additional funding. Post restructuring, our investments in NHME have been restored to full accrual status. As of December 31, 2018, our investments in NHME had an aggregate cost basis of $22.8 million and an aggregate fair value of $22.7 million.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of December 31, 2018, our investment in EDMC with an Investment Rating of 4 had an aggregate cost basis of $1.5 million, an aggregate fair value of $0.1 million and total unearned interest income of $0.2 million for the year then ended.
Portfolio and Investment Activity
The fair value of our investments was approximately $2,342.0 million in 92 portfolio companies at December 31, 2018, approximately $1,825.7 million in 84 portfolio companies at December 31, 2017 and approximately $1,558.8 million in 78 portfolio companies at December 31, 2016.
The following table shows our portfolio and investment activity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	Year Ended December 31,
(in millions)	2018	2017	2016
New investments in 67, 64 and 43 portfolio companies, respectively	$1,321.6	$999.7	$558.1
Debt repayments in existing portfolio companies	592.4	696.6	479.5
Sales of securities in 14, 17 and 10 portfolio companies, respectively	210.5	70.7	67.6
Change in unrealized appreciation on 25, 58 and 71 portfolio companies, respectively	14.8	66.1	76.5
Change in unrealized depreciation on 88, 43 and 24 portfolio companies, respectively	(37.0)	(15.3)	(36.4)
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
As of December 31, 2017, all predecessor investments have been sold or matured. For the years ended December 31, 2017 and December 31, 2018, no cost basis adjustment is necessary.
The following table for the year ended December 31, 2016 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Year Ended December 31, 2016	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted Year Ended December 31, 2016
Investment income
Interest income	$147,425	$(65)	$—	$147,360
Total dividend income	11,200	—	—	11,200
Other income	9,459	—	—	9,459
Total investment income(2)	168,084	(65)	—	168,019
Total expenses pre-incentive fee(3)	57,965	—	—	57,965
Pre-Incentive Fee Net Investment Income	110,119	(65)	—	110,054
Incentive fee	22,011	—	—	22,011
Post-Incentive Fee Net Investment Income	88,108	(65)	—	88,043
Net realized losses on investments(4)	(16,717)	(151)	—	(16,868)
Net change in unrealized appreciation (depreciation) of investments(4)	40,131	216	—	40,347
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(486)	—	—	(486)
Benefit for taxes	642	—	—	642
Capital gains incentive fees	—	—	—	—
Net increase in net assets resulting from operations	$111,678			$111,678

(1)	For the year ended December 31, 2016, we incurred total incentive fees of $22.0 million, none of which was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(2)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(3)	Includes expense waivers and reimbursements of $0.7 million and management fee waivers of $4.8 million.

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
Results of Operations for the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016
Revenue

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest income	$161,899	$149,800	$147,425
Total dividend income	53,824	37,250	11,200
Other income	15,742	10,756	9,459
Total investment income	$231,465	$197,806	$168,084
Our total investment income increased by approximately $33.7 million, 17%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. For the year ended December 31, 2018, total investment income of $231.5 million consisted of approximately $143.6 million in cash interest from investments, approximately $8.6 million in PIK and non-cash interest from investments, approximately $4.5 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $5.2 million, approximately $28.9 million in cash dividends from investments, approximately $24.9 million in PIK and non-cash dividends from investments and approximately $15.8 million in other income. The increase in dividend income of approximately $16.6 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily attributable to distributions from our investments in NMNLC, SLP III and PIK and non-cash dividend income from six portfolio companies where we hold equity positions. The increase in interest income of approximately $12.1 million from the year ended December 31, 2017 to the year ended December 31, 2018, is attributable to larger invested balances and rising LIBOR rates. Our larger invested balances were driven by the proceeds from our August 2018 Convertible Notes issuance and our January 2018, July 2018 and September 2018 unsecured notes issuances, as well as, our use of leverage from our revolving credit facilities to originate new investments. The increase in other income, which represents fees that are generally non-recurring in nature, of approximately $5.0 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily attributable to upfront, amendment and consent fees received from forty-nine different portfolio companies.
Our total investment income increased by approximately $29.7 million, 18%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. For the year ended December 31, 2017, total investment income of $197.8 million consisted of approximately $129.3 million in cash interest from investments, approximately $6.4 million in PIK and non-cash interest from investments, approximately $4.9 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $9.2 million, approximately $19.4 million in cash dividends from investments, approximately $17.8 million in PIK and non-cash dividends from investments and approximately $10.8 million in other income. For the year ended December 31, 2016, total adjusted investment income of $168.0 million consisted of approximately $135.2 million in cash interest from investments, approximately $4.3 million in PIK and non-cash interest from investments, approximately $4.9 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.0 million, approximately $8.0 million in cash dividends from investments, approximately $3.2 million in PIK and non-cash dividends from investments and approximately $9.4 million in other income. The increase in interest income of approximately $2.4 million from the year ended December 31, 2016 to the year ended December 31, 2017 is attributable to larger invested balances and prepayment fees received associated with the early repayments of eleven different portfolio companies held as of December 31, 2016. Our larger invested balances were driven by the proceeds from the April 2017 primary offering of our common stock, our June 2017 unsecured notes issuance, as well as, our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. The increase in dividend income of approximately $26.1 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to distributions from our investments in SLP II and NMNLC and PIK non-cash dividend income from five equity positions. The increase in other income, which represents fees that are generally non-recurring in nature, of approximately $1.3 million during the year ended

December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to structuring, upfront, amendment, consent and commitment fees received from 46 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2018	2017	2016
Management fee	$38,530	$32,694	$27,551
Less: management fee waiver	(6,709)	(5,642)	(4,824)
Total management fee	31,821	27,052	22,727
Incentive fee	26,508	25,101	22,011
Less: incentive fee waiver	—	(1,800)	—
Total incentive fee	26,508	23,301	22,011
Interest and other financing expenses	57,050	37,094	28,452
Professional fees	4,497	3,658	3,087
Administrative fees	3,629	2,779	2,683
Other general and administrative expenses	1,913	1,636	1,589
Total expenses	125,418	95,520	80,549
Less: expenses waived and reimbursed	(276)	(474)	(725)
Net expenses before income taxes	125,142	95,046	79,824
Income tax expense	291	556	152
Net expenses after income taxes	$125,433	$95,602	$79,976
Our total net operating expenses increased by approximately $29.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Our management fee increased by approximately $4.8 million, net of a management fee waiver, and incentive fees increased by approximately $3.2 million, net of an incentive fee waiver, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in management and incentive fees from the year ended December 31, 2017 to the year ended December 31, 2018 was attributable to larger invested balances, driven by the proceeds from our April 2017 primary offering of our common stock, our convertible notes issuance, our unsecured notes issuances and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. In addition, our increase in incentive fees was attributable to an incentive fee waiver by the Investment Adviser for the year ended December 31, 2017 of approximately $1.8 million. No capital gains incentive fee was accrued for the year ended December 31, 2018.
Interest and other financing expenses increased by approximately $20.0 million during the year ended December 31, 2018, primarily due to our issuances of convertible and unsecured notes, higher drawn balances on our SBA-guaranteed debentures, Holdings Credit Facility and NMFC Credit Facility and rising LIBOR rates. Our increase in total professional fees, administrative fees, net of expenses waived and reimbursed, and other general and administrative expenses for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was mainly attributable to an increase in professional fees relating to evaluating and making investments, as well as on-going monitoring of investments.
Our total net operating expenses increased by approximately $15.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Our management fee increased by approximately $4.3 million, net of a management fee waiver, and incentive fees increased by approximately $1.3 million, net of an incentive fee waiver, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in management and incentive fees from the year ended December 31, 2016 to the year ended December 31, 2017 was attributable to larger invested balances, driven by the proceeds from our April 2017 primary offering of our common stock, our unsecured notes issuances and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures to originate new investments. No capital gains incentive fee was accrued for the year ended December 31, 2017.
Interest and other financing expenses increased by approximately $8.6 million during the year ended December 31, 2017, primarily due to our issuance of our unsecured notes, higher drawn balances on our SBA-guaranteed debentures and an increase in LIBOR rates. Our total professional fees, administrative fees, net of expenses waived and reimbursed, and other general and administrative expenses remained relatively flat for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net realized losses on investments	$(9,657)	$(39,734)	$(16,717)
Net change in unrealized (depreciation) appreciation of investments	(22,206)	50,794	40,131
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(1,704)	(4,006)	(486)
(Provision) benefit for taxes	(112)	140	642
Net realized and unrealized (losses) gains	$(33,679)	$7,194	$23,570
Our net realized and unrealized losses resulted in a net loss of approximately $33.7 million for the year ended December 31, 2018 compared to the net realized losses and unrealized gains resulting in a net gain of approximately $7.2 million for the same period in 2017. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2018 was primarily driven by the overall decrease in the market prices of our investments during the period. Also contributing to our net loss were the realized loss on our investment in American Tire Distributors, Inc. ("ATD"), which was sold during the quarter ended June 30, 2018 due to ATD's reported loss of its largest supplier and by the realized loss on our investment in NHME during the quarter ended December 31, 2018 due to the material modification of the original terms and extinguishment of our original investment in the company. This was partially offset by the realized gain on the sale of our investment in HI Technology Corp. The provision for income taxes was attributable to equity investments that are held as of December 31, 2018 in three of our corporate subsidiaries.
Our net realized losses and unrealized gains resulted in a net gain of approximately $7.2 million for the year ended December 31, 2017 compared to the net realized losses and unrealized gains resulting in a net gain of approximately $23.6 million for the same period in 2016. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2017 was primarily driven by the overall increase in market prices of our investments during the period. With the completion of the Transtar and Sierra restructurings in April 2017 and July 2017, respectively, $27.6 million and $14.5 million, respectively, of previously recorded unrealized depreciation related to these investments were realized during the year ended December 31, 2017. The benefit for income taxes was primarily attributable to equity investments that are held in three of our corporate subsidiaries as of December 31, 2017.
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
Since our IPO, and through December 31, 2018, we raised approximately $614.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150.0% from 200.0% under certain circumstances. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to us at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of our stockholders at such special meeting of stockholders, and thus we became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2018, our asset coverage ratio was 181.37%.
At December 31, 2018, December 31, 2017 and December 31, 2016, we had cash and cash equivalents of approximately $49.7 million, $34.9 million and $45.9 million, respectively. Our cash (used in) provided by operating activities during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, was approximately $(393.5) million, $(166.3) million and $60.5 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Borrowings
Holdings Credit Facility—On December 18, 2014, we entered into the Second Amended and Restated Loan and Security Agreement among us, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on November 19, 2018, the maturity date of the Holdings Credit Facility is October 24, 2022, and the maximum facility amount is the lesser of $695.0 million and the actual commitments of the lenders to make advances as of such date.
As of December 31, 2018, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $615.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment entered into on April 1, 2018, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
(in millions)	2018	2017	2016
Interest expense	$16.1	$11.6	$9.5
Non-usage fee	$0.6	$0.7	$0.8
Amortization of financing costs	$2.5	$1.8	$1.6
Weighted average interest rate	4.2%	3.3%	2.8%
Effective interest rate	5.0%	4.1%	3.5%
Average debt outstanding	$384.4	$345.2	$341.1
As of December 31, 2018, December 31, 2017 and December 31, 2016, the outstanding balance on the Holdings Credit Facility was $512.6 million, $312.4 million and $333.5 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.

NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on July 5, 2018, the maturity date of the NMFC Credit Facility is June 4, 2022 and the NMFC Credit Facility includes the financial covenants related to the asset coverage discussed above.
As of December 31, 2018, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $135.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
(in millions)	2018	2017	2016
Interest expense	$5.4	$2.0	$2.0
Non-usage fee	$0.1	$0.3	$0.2
Amortization of financing costs	$0.5	$0.4	$0.4
Weighted average interest rate	4.6%	3.6%	3.0%
Effective interest rate	5.1%	4.8%	3.8%
Average debt outstanding	$117.7	$54.9	$66.9
As of December 31, 2018, December 31, 2017 and December 31, 2016, the outstanding balance on the NMFC Credit Facility was $60.0 million, $122.5 million and $10.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "DB Credit Facility") dated December 14, 2018, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian, is structured as a secured revolving credit facility and matures on December 14, 2023.
As of December 31, 2018, the maximum amount of revolving borrowings available under the DB Credit Facility was $100.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. The "Applicable Margin" is equal to 2.85% during the Revolving Period and then increases by 0.20% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. We are also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the Loan Financing and Servicing Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2018(1)		2017(2)	2016(2)
Interest expense	$0.1		$—	$—
Non-usage fee	$—	(3)	$—	$—
Amortization of financing costs	$—	(3)	$—	$—
Weighted average interest rate	5.7%		—%	—%
Effective interest rate	6.7%		—%	—%
Average debt outstanding	$49.8		$—	$—

(1)	For the year ended December 31, 2018, amounts reported relate to the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.

(2)	Not applicable as the DB Credit Facility commenced on December 14, 2018.

(3)	For the year ended December 31, 2018, non-usage fees and amortization of financing costs were less than $50 thousand.
As of December 31, 2018, the outstanding balance on the DB Credit Facility was $57.0 million and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
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
As of December 31, 2018, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30.0 million. For the year ended December 31, 2018, interest expense, non-usage fees and amortization of financing costs were all less than $50 thousand. As of December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.
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

2018 Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes” and together with the 2014 Convertible Notes, the “Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes.
The 2018 Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019. The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018A Indenture. We may not redeem the 2018 Convertible Notes prior to May 15, 2023. On or after May 15, 2023, we may redeem the 2018 Convertible Notes for cash, in whole or from time to time in part, at our option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2018 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
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
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of December 31, 2018.

	2014 Convertible Notes	2018 Convertible Notes
Initial conversion premium	12.5%	10.0%
Initial conversion rate(1)	62.7746	65.8762
Initial conversion price	$15.93	$15.18
Conversion premium at December 31, 2018	11.7%	10.0%
Conversion rate at December 31, 2018(1)(2)	63.2794	65.8762
Conversion price at December 31, 2018(2)(3)	$15.80	$15.18
Last conversion price calculation date	June 3, 2018	August 20, 2018

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2018 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The Convertible Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. As reflected in Item 8. - Financial Statements and Supplemental Data, Note 12. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
(in millions)	2018(1)	2017	2016
Interest expense	$10.2	$7.8	$6.3
Amortization of financing costs	$1.3	$1.2	$0.9
Amortization of premium(2)	$(0.1)	$(0.1)	$—
Weighted average interest rate	5.2%	5.0%	5.0%
Effective interest rate	5.7%	5.7%	5.7%
Average debt outstanding	$197.1	$155.3	$125.2

(1)
For the year ended December 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018 Convertible Notes for the period from August 20, 2018 (issuance of the 2018 Convertible Notes) to December 31, 2018.

(2)	For the year ended December 31, 2016, the total amortization of premium was less than $50 thousand.
As of December 31, 2018, December 31, 2017 and December 31, 2016, the outstanding balance on the Convertible Notes was $270.3 million, $155.3 million and $155.3 million, respectively, and NMFC was in compliance with the terms of the 2014 Indenture and 2018A Indenture on such dates, as applicable.
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
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commences on January 15, 2019. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
On September 25, 2018, we closed a registered public offering of $50.0 million in aggregate principal amount of five-year 5.75% Unsecured Notes (together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes and 2018B Unsecured Notes, the "Unsecured Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, we issued an additional $1.8 million aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
The 5.75% Unsecured Notes bear interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, which commenced on January 1, 2019. The 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier redeemed. The 5.75% Unsecured Notes are listed on the New York Stock Exchange and trade under the trading symbol “NMFX.”
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
(in millions)	2018(1)	2017(2)	2016(3)
Interest expense	$13.5	$6.1	$2.3
Amortization of financing costs	$0.8	$0.5	$0.2
Weighted average interest rate	5.1%	5.2%	5.3%
Effective interest rate	5.4%	5.6%	5.8%
Average debt outstanding	$266.3	$117.9	$65.5

(1)
For the year ended December 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018A Unsecured Notes for the period from January 30, 2018 (issuance of the 2018A Unsecured Notes) to December 31, 2018, the 2018B Unsecured Notes for the period from July 5, 2018 (issuance of the 2018B Unsecured Notes) to December 31, 2018 and the 5.75% Unsecured Notes for the period from September 25, 2018 (issuance of the 5.75% Unsecured Notes) to December 31, 2018.

(2)
For the year ended December 31, 2017, amounts reported include interest and amortization of financing costs related to the 2017A Unsecured Notes for the period from June 30, 2017 (issuance of the 2017A Unsecured Notes) to December 31, 2018.

(3)	For the year ended December 31, 2016 amounts reported include interest and amortization of financing costs for the period from May 6, 2016 (issuance of the 2016 Unsecured Notes) to December 31, 2016.
As of December 31, 2018, December 31, 2017 and December 31, 2016, the outstanding balance on the Unsecured Notes was $336.8 million, $145.0 million and $90.0 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. In June 2018, legislation amended the 1958 Act by increasing the individual leverage limit from $150.0 million to $175.0 million, subject to SBA approvals.

As of December 31, 2018 and December 31, 2017, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of December 31, 2018 and December 31, 2017, SBIC II had regulatory capital of $42.5 million and $2.5 million, respectively, and SBA-guaranteed debentures outstanding of $15.0 million and $0.0 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of December 31, 2018.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
(in millions)	2018	2017	2016
Interest expense	$5.1	$4.2	$3.8
Amortization of financing costs	$0.5	$0.4	$0.4
Weighted average interest rate	3.2%	3.1%	3.1%
Effective interest rate	3.6%	3.5%	3.5%
Average debt outstanding	$158.5	$132.6	$119.8

The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2018, December 31, 2017, and December 31, 2016, SBIC I was in compliance with SBA regulatory requirements and as of December 31, 2018 and December 31, 2017, SBIC II was in compliance with SBA regulatory requirements.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2018 and December 31, 2017, we had outstanding commitments to third parties to fund investments totaling $137.9 million and $77.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2018 and December 31, 2017, we had commitment letters to purchase investments in aggregate par amount of $27.5 million and $13.9 million, respectively. As of December 31, 2018 and December 31, 2017, we had not entered into any bridge financing commitments which could require funding in the future.
As of December 31, 2018, we had unfunded commitments related to our equity investment in SLP III of $1.6 million, which may be funded at our discretion.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2018 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$512.6	$—	$—	$512.6	$—
Convertible Notes(2)	270.3	155.3	—	115.0	—
SBA-guaranteed debentures(3)	165.0	—	—	—	165.0
Unsecured Notes(4)	336.8	—	90.0	246.8	—
NMFC Credit Facility(5)	60.0	—	—	60.0	—
DB Credit Facility(6)	57.0	—	—	57.0	—
Total Contractual Obligations	$1,401.7	$155.3	$90.0	$991.4	$165.0

(1)
Under the terms of the $615.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($512.6 million as of December 31, 2018) must be repaid on or before October 24, 2022. As of December 31, 2018, there was approximately $102.4 million of possible capacity remaining under the Holdings Credit Facility.

(2)
$155.3 million of the 2014 Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option and the $115.0 million of the 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.

(3)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(4)
$90.0 million of the 2016 Unsecured Notes will mature on May 15, 2021 unless earlier repurchased, $55.0 million of the 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased, $90.0 million of the 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased and $50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased. $51.8 million of the 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier repurchased.

(5)
Under the terms of the $135.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($60.0 million as of December 31, 2018) must be repaid on or before June 4, 2022. As of December 31, 2018, there was approximately $75.0 million of possible capacity remaining under the NMFC Credit Facility.

(6)
Under the terms of the $100.0 million DB Credit Facility, all outstanding borrowings under that facility ($57.0 million as of December 31, 2018) must be repaid on or before December 14, 2023. As of December 31, 2018, there was approximately $43.0 million of possible capacity remaining under the DB Credit Facility.

We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into the administration agreement, as amended and restated (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2018 totaled $103.4 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2018 and December 31, 2017:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2018
Fourth Quarter	November 1, 2018	December 14, 2018	December 28, 2018	$0.34
Third Quarter	August 1, 2018	September 14, 2018	September 28, 2018	0.34
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
				$1.36

December 31, 2017
Fourth Quarter	November 2, 2017	December 15, 2017	December 28, 2017	$0.34
Third Quarter	August 4, 2017	September 15, 2017	September 29, 2017	0.34
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
				$1.36
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2018 and December 31, 2017, total distributions were $103.4 million and $100.9 million, respectively, of which the distributions were comprised of approximately 83.74% and 71.50%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 16.26% and 28.50%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2018, approximately $2.4 million of indirect administrative expenses were included in administrative expenses, of which $0.3 million were waived by the Administrator. As of December 31, 2018, $0.7 million of indirect administrative expenses were included in payable to affiliates.

•
We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance".

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors, which is available on our website at http://www.newmountainfinance.com. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates, including Guardian II. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On December 18, 2017, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on June 5, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. During the year ended December 31, 2018, certain of the loans held in our portfolio had floating interest rates. As of December 31, 2018, approximately 92.2% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 7.8% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2018. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2018. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2018, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2018. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.45)%	(1)
Base Interest Rate	—%
+100 Basis Points	9.81%
+200 Basis Points	19.62%
+300 Basis Points	29.43%

(1)	Limited to the lesser of the December 31, 2018 LIBOR rates or a decrease of 25 basis points.
We were not exposed to any foreign currency exchange risks as of December 31, 2018.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
New Mountain Finance Corporation

Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, loan agents and borrowers; when replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

February 27, 2019

We have served as the Company's auditor since 2008.

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2018	December 31, 2017
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,868,785 and $1,438,889, respectively)	$1,861,323	$1,462,182
Non-controlled/affiliated investments (cost of $78,438 and $180,380, respectively)	77,493	178,076
Controlled investments (cost of $382,503 and $171,958, respectively)	403,137	185,402
Total investments at fair value (cost of $2,329,726 and $1,791,227, respectively)	2,341,953	1,825,660
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	23,508	25,212
Cash and cash equivalents	49,664	34,936
Interest and dividend receivable	30,081	31,844
Receivable from affiliates	288	343
Other assets	3,172	10,023
Total assets	$2,448,666	$1,928,018
Liabilities
Borrowings
Holdings Credit Facility	$512,563	$312,363
Unsecured Notes	336,750	145,000
Convertible Notes	270,301	155,412
SBA-guaranteed debentures	165,000	150,000
NMFC Credit Facility	60,000	122,500
DB Credit Facility	57,000	—
Deferred financing costs (net of accumulated amortization of $22,234 and $16,578, respectively)	(17,515)	(15,777)
Net borrowings	1,384,099	869,498
Payable for unsettled securities purchased	20,147	—
Interest payable	12,397	5,107
Management fee payable	8,392	7,065
Incentive fee payable	6,864	6,671
Payable to affiliates	1,021	863
Deferred tax liability	1,006	894
Other liabilities	8,471	2,945
Total liabilities	1,442,397	893,043
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 76,106,372 and 75,935,093 shares issued and outstanding, respectively	761	759
Paid in capital in excess of par	1,035,629	1,053,468
Accumulated overdistributed earnings	(30,121)	(19,252)
Total net assets	$1,006,269	$1,034,975
Total liabilities and net assets	$2,448,666	$1,928,018
Number of shares outstanding	76,106,372	75,935,093
Net asset value per share	$13.22	$13.63

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2018	2017	2016
Investment income
From non-controlled/non-affiliated investments:
Interest income	$153,645	$145,283	$140,983
Dividend income	486	159	220
Non-cash dividend income	5,912	811	—
Other income	12,174	8,751	7,708
From non-controlled/affiliated investments:
Interest income	2,028	2,808	4,538
Dividend income	6,714	3,498	3,728
Non-cash dividend income	12,333	12,627	156
Other income	1,832	1,186	1,193
From controlled investments:
Interest income	6,226	1,709	1,904
Dividend income	21,731	15,740	4,073
Non-cash dividend income	6,648	4,415	3,023
Other income	1,736	819	558
Total investment income	231,465	197,806	168,084
Expenses
Incentive fee	26,508	25,101	22,011
Management fee	38,530	32,694	27,551
Interest and other financing expenses	57,050	37,094	28,452
Professional fees	4,497	3,658	3,087
Administrative expenses	3,629	2,779	2,683
Other general and administrative expenses	1,913	1,636	1,589
Total expenses	132,127	102,962	85,373
Less: management and incentive fees waived (see Note 5)	(6,709)	(7,442)	(4,824)
Less: expenses waived and reimbursed (see Note 5)	(276)	(474)	(725)
Net expenses	125,142	95,046	79,824
Net investment income before income taxes	106,323	102,760	88,260
Income tax expense	291	556	152
Net investment income	106,032	102,204	88,108
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(18,047)	(39,734)	(16,717)
Non-controlled/affiliated investments	8,387	—	—
Controlled investments	3	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(30,758)	56,340	30,742
Non-controlled/affiliated investments	(2,344)	(4,748)	1,315
Controlled investments	10,896	(798)	8,074
Securities purchased under collateralized agreements to resell	(1,704)	(4,006)	(486)
(Provision) benefit for taxes	(112)	140	642
Net realized and unrealized (losses) gains	(33,679)	7,194	23,570
Net increase in net assets resulting from operations	$72,353	$109,398	$111,678
Basic earnings per share	$0.95	$1.47	$1.72
Weighted average shares of common stock outstanding—basic (See Note 12)	76,022,375	74,171,268	64,918,191
Diluted earnings per share	$0.91	$1.38	$1.60
Weighted average shares of common stock outstanding—diluted (See Note 12)	88,627,741	83,995,395	72,863,387
Distributions declared and paid per share	$1.36	$1.36	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$106,032	$102,204	$88,108
Net realized losses on investments	(9,657)	(39,734)	(16,717)
Net change in unrealized (depreciation) appreciation of investments	(22,206)	50,794	40,131
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(1,704)	(4,006)	(486)
(Provision) benefit for taxes	(112)	140	642
Net increase in net assets resulting from operations	72,353	109,398	111,678
Capital transactions
Net proceeds from shares sold	—	81,478	79,063
Deferred offering costs	—	(172)	(328)
Other	—	(81)	—
Distributions declared to stockholders from net investment income	(103,388)	(100,905)	(88,764)
Reinvestment of distributions	2,329	6,695	2,953
Repurchase of shares under repurchase program	—	—	(2,948)
Total net decrease in net assets resulting from capital transactions	(101,059)	(12,985)	(10,024)
Net (decrease) increase in net assets	(28,706)	96,413	101,654
Net assets at the beginning of the period	1,034,975	938,562	836,908
Net assets at the end of the period	$1,006,269	$1,034,975	$938,562

Capital share activity
Shares sold	—	5,750,000	5,750,000
Shares issued from reinvestment of distributions	171,279	429,706	—
Shares reissued from repurchase program in connection with reinvestment of distributions	—	37,573	210,926
Shares repurchased under repurchase program	—	—	(248,499)
Net increase in shares outstanding	171,279	6,217,279	5,712,427

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$72,353	$109,398	$111,678
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses on investments	9,657	39,734	16,717
Net change in unrealized depreciation (appreciation) of investments	22,206	(50,794)	(40,131)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	1,704	4,006	486
Amortization of purchase discount	(5,198)	(9,202)	(3,096)
Amortization of deferred financing costs	5,656	4,299	3,457
Amortization of premium on Convertible Notes	(111)	(111)	(28)
Non-cash investment income	(20,336)	(9,367)	(7,644)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(1,311,002)	(1,000,229)	(557,897)
Proceeds from sales and paydowns of investments	802,964	767,360	547,078
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	1,074	552	177
Cash paid for purchase of drawn portion of revolving credit facilities	(11,631)	—	(348)
Cash paid for drawn revolvers	(28,633)	(24,615)	(11,651)
Cash repayments on drawn revolvers	24,606	19,718	10,202
Interest and dividend receivable	1,763	(14,011)	(4,001)
Receivable from affiliates	55	3	14
Receivable from unsettled securities sold	—	990	(990)
Other assets	6,043	(6,523)	(1,080)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	20,147	(2,740)	(2,701)
Interest payable	7,290	1,935	829
Management fee payable	1,327	1,213	386
Incentive fee payable	193	926	123
Payable to affiliates	158	727	(428)
Deferred tax liability (benefit)	112	(140)	(642)
Other liabilities	6,114	558	(2)
Net cash flows (used in) provided by operating activities	(393,489)	(166,313)	60,508
Cash flows from financing activities
Net proceeds from shares sold	—	81,478	79,063
Distributions paid	(101,059)	(94,210)	(85,811)
Offering costs paid	—	(441)	(261)
Proceeds from Holdings Credit Facility	466,800	505,450	177,600
Repayment of Holdings Credit Facility	(266,600)	(526,600)	(263,400)
Proceeds from Unsecured Notes	191,750	55,000	90,000
Proceeds from Convertible Notes	115,000	—	40,552
Proceeds from SBA-guaranteed debentures	15,000	28,255	4,000
Proceeds from NMFC Credit Facility	255,000	354,600	166,500
Repayment of NMFC Credit Facility	(317,500)	(242,100)	(246,500)
Proceeds from DB Credit Facility	60,000	—	—
Repayment of DB Credit Facility	(3,000)	—	—
Proceeds from NMNLC Credit Facility	21,617	—	—
Repayment of NMNLC Credit Facility	(21,617)	—	—
Deferred financing costs paid	(7,174)	(6,030)	(3,477)
Repurchase of shares under repurchase program	—	—	(2,948)
Other	—	(81)	—
Net cash flows provided by (used in) financing activities	408,217	155,321	(44,682)
Net increase (decrease) in cash and cash equivalents	14,728	(10,992)	15,826
Cash and cash equivalents at the beginning of the period	34,936	45,928	30,102
Cash and cash equivalents at the end of the period	$49,664	$34,936	$45,928
Supplemental disclosure of cash flow information
Cash interest paid	$43,118	$29,658	$23,768
Income taxes paid	521	414	85
Non-cash operating activities:
Non-cash activity on investments	$16,622	$12,858	$7,186
Non-cash financing activities:
Value of shares issued in connection with reinvestment of distributions	$2,329	$6,135	$—
Value of shares reissued from repurchase program in connection with reinvestment of distributions	—	560	2,953
Accrual for offering costs	272	944	598
Accrual for deferred financing costs	186	103	99

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Perfect Smile ULC**
Healthcare Services	Second lien (3)	10.02% (L + 7.50%/M)	6/1/2018	6/8/2026	$12,130	$12,032	$11,948
	Second lien (8)	10.02% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,439	7,388
	Second lien (3)(10) - Drawn	10.02% (L + 7.50%/M)	6/1/2018	6/8/2026	2,797	2,772	2,754
					22,427	22,243	22,090	2.20%
Total Funded Debt Investments - Canada					$22,427	$22,243	$22,090	2.20%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (2)	10.09% (L + 7.50%/Q)	9/25/2017	10/3/2025	$37,853	$37,648	$36,150
	Second lien (8)	10.09% (L + 7.50%/Q)	9/25/2017	10/3/2025	6,000	5,968	5,730
					43,853	43,616	41,880	4.16%
Air Newco LLC**
Software	First lien (2)	7.14% (L + 4.75%/M)	5/25/2018	5/31/2024	20,125	20,079	19,987	1.99%
Total Funded Debt Investments - United Kingdom					$63,978	$63,695	$61,867	6.15%
Funded Debt Investments - United States
Benevis Holding Corp.
Healthcare Services	First lien (2)(9)	8.86% (L + 6.32%/Q)	3/15/2018	3/15/2024	$63,370	$63,370	$62,261
	First lien (8)(9)	8.86% (L + 6.32%/Q)	3/15/2018	3/15/2024	8,578	8,578	8,428
	First lien (3)(9)	8.86% (L + 6.32%/Q)	3/15/2018	3/15/2024	6,970	6,970	6,848
					78,918	78,918	77,537	7.71%
Integro Parent Inc.
Business Services	First lien (2)(9)	8.48% (L + 5.75%/Q)	10/9/2015	10/31/2022	51,245	50,952	51,245
	Second lien (8)(9)	11.97% (L + 9.25%/Q)	10/9/2015	10/30/2023	10,000	9,930	10,000
	First lien (3)(9)(10) - Drawn	7.23% (L + 4.50%/Q)	6/8/2018	10/30/2021	2,057	2,046	2,057
					63,302	62,928	63,302	6.29%
Kronos Incorporated
Software	Second lien (2)	10.79% (L + 8.25%/Q)	10/26/2012	11/1/2024	36,000	35,560	35,657
	Second lien (3)	10.79% (L + 8.25%/Q)	10/26/2012	11/1/2024	21,147	21,145	20,945
					57,147	56,705	56,602	5.62%
CentralSquare Technologies, LLC
Software	Second lien (3)	10.02% (L + 7.50%/M)	8/15/2018	8/31/2026	47,838	47,241	47,838
	Second lien (8)	10.02% (L + 7.50%/M)	8/15/2018	8/31/2026	7,500	7,406	7,500
					55,338	54,647	55,338	5.50%
Dealer Tire, LLC
Distribution & Logistics	First lien (2)	8.02% (L + 5.50%/M)	12/4/2018	12/12/2025	53,784	52,444	51,296	5.10%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(9)	8.02% (L + 5.50%/M)	9/17/2018	8/16/2024	50,879	50,391	50,371	5.01%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)	8.80% (L + 6.00%/Q)	2/9/2018	2/9/2024	38,735	38,565	38,542
	First lien (2)(9)(10) - Drawn	8.80% (L + 6.00%/Q)	2/9/2018	2/9/2024	10,766	10,715	10,739
					49,501	49,280	49,281	4.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Nomad Buyer, Inc.
Healthcare Services	First lien (2)	7.38% (L + 5.00%/M)	8/3/2018	8/1/2025	$48,953	$47,538	$46,383	4.61%
Brave Parent Holdings, Inc.
Software	Second lien (5)	10.02% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,394	22,416
	Second lien (2)	10.02% (L + 7.50%/M)	7/18/2018	4/17/2026	16,624	16,464	16,562
	Second lien (8)	10.02% (L + 7.50%/M)	7/18/2018	4/17/2026	6,000	5,942	5,978
					45,124	44,800	44,956	4.47%
Associations, Inc.
Consumer Services	First lien (2)(9)	9.40% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	40,855	40,613	40,599
	First lien (3)(9)(10) - Drawn	9.40% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	3,625	3,603	3,602
					44,480	44,216	44,201	4.39%
Quest Software US Holdings Inc.
Software	Second lien (2)	10.78% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,281	43,224	4.30%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(9)	10.90% (Base + 8.50%/Q)	5/12/2014	10/30/2024	39,500	39,442	39,500	3.93%
Frontline Technologies Group Holdings, LLC
Education	First lien (4)(9)	9.02% (L + 6.50%/M)	9/18/2017	9/18/2023	22,387	22,248	22,387
	First lien (2)(9)	9.02% (L + 6.50%/M)	9/18/2017	9/18/2023	16,582	16,480	16,582
					38,969	38,728	38,969	3.87%
Salient CRGT Inc.
Federal Services	First lien (2)	8.27% (L + 5.75%/M)	1/6/2015	2/28/2022	38,275	37,928	37,701	3.75%
Trader Interactive, LLC
Business Services	First lien (2)(9)	9.02% (L + 6.50%/M)	6/15/2017	6/17/2024	37,259	37,044	37,259	3.70%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	8.06% (L + 5.25%/Q)	4/25/2017	4/29/2024	37,285	37,134	36,353	3.61%
TDG Group Holding Company
Consumer Services	First lien (2)(9)	8.30% (L + 5.50%/Q)	5/22/2018	5/31/2024	30,112	29,974	29,962
	First lien (2)(9)	8.30% (L + 5.50%/Q)	5/22/2018	5/31/2024	3,354	3,338	3,337
	First lien (3)(9)(10) - Drawn	8.02% (L + 5.50%/M)	5/22/2018	5/31/2024	1,261	1,255	1,255
					34,727	34,567	34,554	3.43%
Geo Parent Corporation
Business Services	First lien (2)	8.09% (L + 5.50%/M)	12/13/2018	12/19/2025	33,578	33,410	33,410	3.32%
Finalsite Holdings, Inc.
Software	First lien (4)(9)	8.03% (L + 5.50%/Q)	9/28/2018	9/25/2024	22,444	22,281	22,275
	First lien (2)(9)	8.03% (L + 5.50%/Q)	9/28/2018	9/25/2024	11,085	11,005	11,002
					33,529	33,286	33,277	3.31%
Navicure, Inc.
Healthcare Services	Second lien (2)	10.02% (L + 7.50%/M)	10/23/2017	10/31/2025	25,970	25,907	25,580
	Second lien (8)	10.02% (L + 7.50%/M)	10/23/2017	10/31/2025	6,000	5,985	5,910
					31,970	31,892	31,490	3.13%
iCIMS, Inc.
Software	First lien (8)(9)	8.94% (L + 6.50%/M)	9/12/2018	9/12/2024	31,636	31,332	31,320	3.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ansira Holdings, Inc.
Business Services	First lien (2)	8.27% (L + 5.75%/M)	12/19/2016	12/20/2022	$28,744	$28,645	$28,615
	First lien (3)(10) - Drawn	8.27% (L + 5.75%/M)	12/19/2016	12/20/2022	1,791	1,784	1,782
					30,535	30,429	30,397	3.02%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	8.05% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,732	24,597	24,238
	Second lien (2)	12.05% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,461	4,444
					29,232	29,058	28,682	2.85%
Sovos Brands Intermediate, Inc.
Food & Beverage	First lien (2)	7.64% (L + 5.00%/M)	11/16/2018	11/20/2025	28,240	28,099	27,957	2.78%
EN Engineering, LLC
Business Services	First lien (2)(9)	7.02% (L + 4.50%/M)	7/30/2015	6/30/2021	23,347	23,226	23,347
	First lien (2)(9)	7.02% (L + 4.50%/M)	7/30/2015	6/30/2021	1,350	1,343	1,350
					24,697	24,569	24,697	2.45%
SW Holdings, LLC
Business Services	Second lien (4)(9)	11.55% (L + 8.75%/Q)	6/30/2015	12/30/2021	18,161	18,052	18,161
	Second lien (3)(9)	11.55% (L + 8.75%/Q)	4/16/2018	12/30/2021	6,181	6,130	6,181
					24,342	24,182	24,342	2.42%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(9)	8.05% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,274	17,194	17,274
	First lien (3)(9)(10) - Drawn	7.98% (L + 5.25%/Q)	12/20/2017	7/2/2021	6,702	6,647	6,702
	First lien (3)(9)(10) - Drawn	9.75% (P + 4.25%/Q)	7/2/2015	7/2/2021	144	142	144
					24,120	23,983	24,120	2.40%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(9)	7.28% (L + 4.75%/M)	8/4/2015	8/4/2022	17,415	17,314	17,415
	First lien (4)(9)	7.28% (L + 4.75%/M)	6/16/2017	8/4/2022	4,531	4,514	4,531
	First lien (2)(9)	7.28% (L + 4.75%/M)	9/25/2017	8/4/2022	1,149	1,145	1,149
	First lien (4)(9)	7.28% (L + 4.75%/M)	9/25/2017	8/4/2022	506	504	506
					23,601	23,477	23,601	2.35%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	9.64% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,296	14,295
	Second lien (8)	9.64% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,473	7,472
					21,849	21,769	21,767	2.16%
AAC Holding Corp.
Education	First lien (2)(9)	10.60% (L + 8.25%/M)	9/30/2015	9/30/2020	22,403	22,269	21,578	2.14%
Avatar Topco, Inc. (22)
EAB Global, Inc.
Education	Second lien (3)	10.16% (L + 7.50%/Q)	11/17/2017	11/17/2025	13,950	13,762	13,811
	Second lien (8)	10.16% (L + 7.50%/Q)	11/17/2017	11/17/2025	7,500	7,399	7,425
					21,450	21,161	21,236	2.11%
Help/Systems Holdings, Inc.
Software	Second lien (5)	10.27% (L + 7.75%/M)	3/23/2018	3/27/2026	20,231	20,136	20,029	1.99%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Symplr Software Intermediate Holdings, Inc. (23)
Caliper Software, Inc.
Healthcare Information Technology	First lien (4)(9)	8.02% (L + 5.50%/M)	11/30/2018	11/28/2025	$15,000	$14,888	$14,888
	First lien (2)(9)	8.02% (L + 5.50%/M)	11/30/2018	11/28/2025	5,171	5,133	5,132
					20,171	20,021	20,020	1.99%
SSH Group Holdings, Inc.
Education	Second lien (2)	10.77% (L + 8.25%/Q)	7/26/2018	7/30/2026	20,116	20,019	19,960	1.98%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	10.30% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,897	11,580
	Second lien (8)	10.30% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,436	7,238
					19,500	19,333	18,818	1.87%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(9)	10.06% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,545	18,404	18,545	1.84%
Integral Ad Science, Inc.
Software	First lien (8)(9)	9.78% (L + 6.00% + 1.25% PIK/M)*	7/19/2018	7/19/2024	18,678	18,503	18,491	1.84%
The Kleinfelder Group, Inc.
Business Services	First lien (4)	7.17% (L + 4.75%/M)	12/18/2018	11/29/2024	17,500	17,413	17,413	1.73%
Navex Topco, Inc.
Software	Second lien (2)	9.53% (L + 7.00%/M)	8/9/2018	9/4/2026	16,807	16,725	16,218	1.61%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,776	15,750	1.57%
Hill International, Inc.**
Business Services	First lien (2)(9)	8.55% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,563	15,502	15,563	1.55%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/6/2014	8/5/2021	6,351	6,330	6,351
	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/24/2018	8/5/2021	3,649	3,616	3,649
	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/6/2014	8/5/2021	3,028	3,019	3,028
	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/6/2014	8/5/2021	977	974	977
	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/3/2018	8/5/2021	842	835	842
	First lien (2)(9)	8.55% (L + 5.75%/Q)	5/23/2018	8/5/2021	572	564	572
					15,419	15,338	15,419	1.53%
OEConnection LLC
Business Services	Second lien (3)	10.53% (L + 8.00%/M)	11/22/2017	11/22/2025	7,660	7,564	7,602
	Second lien (8)	10.53% (L + 8.00%/M)	11/22/2017	11/22/2025	7,500	7,407	7,443
					15,160	14,971	15,045	1.49%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.03% (L + 7.50%/Q)	4/18/2016	10/19/2023	15,000	14,727	14,925	1.48%
Xactly Corporation
Software	First lien (4)(9)	9.78% (L + 7.25%/M)	7/31/2017	7/29/2022	14,690	14,577	14,690	1.46%
Transcendia Holdings, Inc.
Packaging	Second lien (8)	10.52% (L + 8.00%/M)	6/28/2017	5/30/2025	7,500	7,411	7,385
	Second lien (3)	10.52% (L + 8.00%/M)	6/28/2017	5/30/2025	7,000	6,917	6,893
					14,500	14,328	14,278	1.42%
Alegeus Technologies Holdings Corp.
Healthcare Services	First lien (2)(9)	8.66% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,378	13,376	1.33%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NorthStar Financial Services Group, LLC
Software	Second lien (5)	10.10% (L + 7.50%/M)	5/23/2018	5/25/2026	$13,450	$13,418	$13,316	1.32%
Project Accelerate Parent, LLC
Business Services	Second lien (8)(9)	10.89% (L + 8.50%/M)	1/2/2018	1/2/2026	7,500	7,414	7,406
	Second lien (3)(9)	10.89% (L + 8.50%/M)	1/2/2018	1/2/2026	5,973	5,905	5,898
					13,473	13,319	13,304	1.32%
Castle Management Borrower LLC
Business Services	First lien (2)(9)	8.87% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,347	13,286	13,281	1.32%
Ministry Brands, LLC
Software	First lien (2)	6.52% (L + 4.00%/M)	12/7/2016	12/2/2022	2,962	2,952	2,962
	Second lien (8)(9)	11.77% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,796	7,840
	Second lien (3)(9)	11.77% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,148	2,160
					12,962	12,896	12,962	1.29%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(9)	13.03% (L + 10.50%/M)	8/25/2017	8/25/2023	13,262	13,169	12,477
	First lien (3)(9)(10) - Drawn	13.03% (L + 7.50% + 3.00% PIK/M)*	8/25/2017	8/25/2023	17	17	16
					13,279	13,186	12,493	1.24%
Zywave, Inc.
Software	Second lien (4)(9)	11.65% (L + 9.00%/Q)	11/22/2016	11/17/2023	11,000	10,936	11,000
	First lien (3)(9)(10) - Drawn	7.52% (L + 5.00%/M)	11/22/2016	11/17/2022	1,200	1,191	1,200
					12,200	12,127	12,200	1.21%
CHA Holdings, Inc.
Business Services	Second lien (4)	11.55% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,946	7,103
	Second lien (3)	11.55% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,411	4,511
					11,465	11,357	11,614	1.15%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(9)	—	5/3/2013	—	14,500	14,500	11,362	1.13%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	10.52% (L + 8.00%/M)	7/15/2016	7/15/2021	8,972	8,935	8,972
	First lien (4)(9)	10.52% (L + 8.00%/M)	7/15/2016	7/15/2021	1,495	1,489	1,495
					10,467	10,424	10,467	1.04%
Vectra Co.
Business Products	Second lien (8)	9.77% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,751	10,465	1.04%
Masergy Holdings, Inc.
Business Services	Second lien (2)	10.31% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,452	10,290	1.02%
VT Topco, Inc.
Business Services	Second lien (4)	9.80% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,976	9,987	0.99%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(9)	8.57% (L + 6.00%/S)	9/15/2017	9/15/2023	4,344	4,308	4,344
	First lien (3)(9)(10) - Drawn	8.61% (L + 6.00%/S)	9/15/2017	9/15/2023	5,277	5,240	5,277
					9,621	9,548	9,621	0.96%
AgKnowledge Holdings Company, Inc.
Business Services	First Lien (4)	7.27% (L + 4.75%/Q)	11/30/2018	7/23/2023	9,450	9,403	9,426	0.94%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	8.02% (L + 5.50%/M)	2/22/2017	8/16/2022	9,488	9,269	9,179	0.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Wrike, Inc.
Software	First lien (8)	9.28% (L + 6.75%/M)	12/31/2018	12/31/2024	$9,067	$8,976	$8,976	0.89%
JAMF Holdings, Inc.
Software	First lien (8)(9)	10.61% (L + 8.00%/Q)	11/13/2017	11/11/2022	8,757	8,686	8,757	0.87%
Idera, Inc.
Software	Second lien (4)	11.53% (L + 9.00%/M)	6/27/2017	6/27/2025	8,000	7,895	8,020	0.80%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	11.02% (L + 8.50%/M)	6/9/2016	9/7/2024	7,583	7,508	7,508	0.75%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	9.27% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,701	6,631	0.66%
DealerSocket, Inc.
Software	First lien (2)	7.27% (L + 4.75%/M)	4/16/2018	4/26/2023	6,678	6,633	6,597	0.66%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (2)	10.00% (L + 7.50%/M)	8/16/2017	9/15/2025	7,000	6,938	6,545	0.65%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.90% (L + 6.50%/Q)	9/24/2018	10/1/2026	6,722	6,705	6,520	0.65%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	9.27% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,702	6,429	0.64%
First American Payment Systems, L.P.
Business Services	First lien (2)	7.29% (L + 4.75%/Q)	1/3/2017	1/5/2024	6,391	6,342	6,359	0.63%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,816	5,350	0.53%
ADG, LLC
Healthcare Services	Second lien (3)(9)	11.88% (L + 9.00%/S)	10/3/2016	3/28/2024	5,000	4,942	4,578	0.45%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,100	0.20%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,953	2,010	0.20%
Education Management Corporation (12)
Education Management II LLC	First Lien (2)	11.00% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	211	205	15
Education	First Lien (3)	11.00% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	119	116	8
	First Lien (2)	14.00% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	475	437	19
	First Lien (3)	14.00% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	268	246	11
					1,073	1,004	53	0.01%
PPVA Fund, L.P.
Business Services	Collateralized Financing (25)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$1,733,369	$1,719,771	$1,709,641	169.89%
Total Funded Debt Investments					$1,819,774	$1,805,709	$1,793,598	178.24%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(9)(21)	—	9/1/2017	—	66,528	$6,573	$6,653	0.66%
Total Shares - Hong Kong						$6,573	$6,653	0.66%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(9)(22)	—	11/17/2017	—	35,750	$40,247	$39,890	3.96%
Tenawa Resource Holdings LLC (13)
QID NGL LLC	Preferred shares (6)(9)	—	10/30/2017	—	1,623,385	1,623	2,717
Energy	Ordinary shares (6)(9)	—	5/12/2014	—	5,290,997	5,291	8,412
						6,914	11,129	1.11%
Symplr Software Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred Shares (4)(9)(23)	—	11/30/2018	—	7,500	7,470	7,469
	Preferred Shares (3)(9)(23)	—	11/30/2018	—	2,586	2,575	2,575
						10,045	10,044	1.00%
Education Management Corporation (12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$57,675	$61,063	6.07%
Total Shares						$64,248	$67,716	6.73%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(9)	—	5/5/2014	5/5/2026	622	$37	$664	0.07%
Total Warrants - United States						$37	$664	0.07%
Total Funded Investments						$1,869,994	$1,861,978	185.04%
Unfunded Debt Investments - Canada
Dentalcorp Perfect Smile ULC**
Healthcare Services	Second lien (3)(10) - Undrawn	—	6/1/2018	6/6/2020	$2,110	$2	$(32)	(0.00)%
Total Unfunded Debt Investments - Canada					$2,110	$2	$(32)	(0.00)%
Unfunded Debt Investments - United States
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	12/20/2017	12/20/2019	$6,755	$(59)	$—
	First lien (3)(9)(10) - Undrawn	—	7/2/2015	7/2/2021	1,956	(20)	—
					8,711	(79)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(9)(10) - Undrawn	—	8/4/2015	8/4/2021	1,000	(10)	—	—%
Ministry Brands, LLC
Software	First lien (3)(10) - Undrawn	—	12/7/2016	12/2/2022	1,000	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Zywave, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/22/2016	11/17/2022	$800	$(6)	$—	—%
Trader Interactive, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
Xactly Corporation
Software	First lien (3)(9)(10) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	6/8/2018	10/30/2021	4,686	(23)	—	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/15/2017	3/15/2019	6,307	(16)	—
	First lien (3)(9)(10) - Undrawn	—	9/15/2017	3/15/2023	1,738	(17)	—
					8,045	(33)	—	—%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(9)(10) - Undrawn	—	9/18/2017	9/18/2019	7,738	(58)	—	—%
JAMF Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/13/2017	11/11/2022	750	(8)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	(1)	(0.00)%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)(10) - Undrawn	—	2/9/2018	2/9/2020	771	(2)	(2)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(7)	(0.00)%
Wrike, Inc.
Software	First lien (3)(10) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	(9)	(0.00)%
Integral Ad Science, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	7/19/2018	7/19/2023	1,429	(14)	(14)	(0.00)%
Finalsite Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	(19)	(0.00)%
TDG Group Holding Company
Consumer Services	First lien (3)(9)(10) - Undrawn	—	5/22/2018	5/31/2024	3,783	(19)	(19)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	1,977	(20)	(20)	(0.00)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	12/19/2016	4/16/2020	5,433	(14)	(24)	(0.00)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	8/25/2017	8/25/2023	862	(7)	(51)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Associations, Inc.
Consumer Services	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2021	$6,557	$(41)	$(41)
	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	(13)
					8,590	(54)	(54)	(0.01)%
Diligent Corporation
Software	First lien (3)(9)(10) - Undrawn	—	12/19/2018	12/19/2020	13,431	(84)	(84)	(0.01)%
Salient CRGT Inc.
Federal Services	First lien (3)(10) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(92)	(0.01)%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/17/2018	8/16/2020	45,305	(227)	(227)	(0.02)%
Total Unfunded Debt Investments - United States					$127,641	$(1,211)	$(623)	(0.06)%
Total Unfunded Debt Investments					$129,751	$(1,209)	$(655)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments						$1,868,785	$1,861,323	184.98%
Non-Controlled/Affiliated Investments(26)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(9)(10) - Drawn	8.87% (L + 6.50%/M)	6/14/2018	6/30/2022	$17,750	$17,750	$17,750
	First lien (3)(9)	14.85% (L + 7.50% + 5.00% PIK/Q)*	6/14/2018	6/30/2022	10,101	10,101	10,101
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	2,303	2,303	2,187
	Subordinated (3)(9)	18.00% PIK/Q*	12/26/2018	6/30/2022	2,054	2,054	2,054
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	1,186	1,186	1,127
					33,394	33,394	33,219	3.30%
Total Funded Debt Investments - United States					$33,394	$33,394	$33,219	3.30%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(9)	—	6/13/2014	—	—	$23,000	$23,000	2.29%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(9)	—	7/31/2017	—	25,000,000	11,501	11,271
	Ordinary shares (3)(9)	—	7/31/2017	—	2,786,000	1,281	1,256
						12,782	12,527	1.24%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(9)(16)	—	10/31/2016	—	1,766,177	7,912	8,257
	Ordinary shares (3)(9)	—	10/31/2016	—	1,366,452	1,350	490
						9,262	8,747	0.87%
Total Shares - United States						$45,044	$44,274	4.40%
Total Funded Investments						$78,438	$77,493	7.70%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(9)(10) - Undrawn	—	6/14/2018	6/30/2022	$2,250	$—	$—	—%
Total Unfunded Debt Investments - United States					$2,250	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$78,438	$77,493	7.70%
Controlled Investments(27)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	First lien (2)	11.03% (L + 4.50% + 4.00% PIK/Q)*	8/6/2018	6/9/2021	$8,490	$7,245	$7,004
	Second lien (3)(9)	7.00% PIK/Q*	2/23/2018	12/9/2021	11,184	10,569	10,346
	Second lien (3)(9)(10) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	1,671	1,671	1,671
	Subordinated (3)(9)	8.50% PIK/Q*	6/9/2015	6/9/2020	4,891	4,889	4,891
	Subordinated (2)(9)	10.00% PIK/Q*	6/9/2015	6/9/2020	18,525	18,525	14,820
	Subordinated (3)(9)	10.00% PIK/Q*	6/9/2015	6/9/2020	4,557	4,557	3,646
					49,318	47,456	42,378	4.21%
NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	14,664	10,718	10,631
	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	8,104	7,115	7,091
					22,768	17,833	17,722	1.76%
UniTek Global Services, Inc.
Business Services	First lien (2)(9)	8.02% (L + 5.50%/M)	6/29/2018	8/20/2024	12,542	12,542	12,542
	First lien (2)(9)	7.96% (L + 5.50%/M)	6/29/2018	8/20/2024	2,508	2,508	2,508
					15,050	15,050	15,050	1.50%
Total Funded Debt Investments - United States					$87,136	$80,339	$75,150	7.47%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	$7,345	$9,727	0.97%
Total Shares - Canada						$7,345	$9,727	0.97%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(9)	—	5/3/2016	—	—	$79,400	$79,400	7.89%
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(9)	—	5/4/2018	—	—	78,400	78,400	7.79%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(9)(17)	—	1/13/2015	—	24,841,813	$22,462	$22,012
	Preferred shares (3)(9)(17)	—	1/13/2015	—	6,865,095	6,207	6,083
	Preferred shares (3)(9)(18)	—	6/30/2017	—	13,079,442	13,079	13,036
	Preferred shares (3)(9)(19)	—	8/17/2018	—	7,070,545	7,071	7,071
	Ordinary shares (2)(9)	—	1/13/2015	—	2,096,477	1,925	10,013
	Ordinary shares (3)(9)	—	1/13/2015	—	1,993,749	532	9,523
						51,276	67,738	6.73%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	32,575	33,392	3.32%
NM GLCR LLC
Net Lease	Membership interest (7)(9)	—	2/1/2018	—	—	14,750	20,343	2.02%
NM CLFX LP
Net Lease	Membership interest (7)(9)	—	10/6/2017	—	—	12,538	12,770	1.27%
NM APP US LLC
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	5,080	5,912	0.59%
NM DRVT LLC
Net Lease	Membership interest (7)(9)	—	11/18/2016	—	—	5,152	5,619	0.56%
NM KRLN LLC
Net Lease	Membership interest (7)(9)	—	11/15/2016	—	—	7,510	4,205	0.42%
NHME Holdings Corp. (20)
Healthcare Services	Ordinary Shares (3)(9)	—	11/27/2018	—	640,000	4,000	4,000	0.40%
NM JRA LLC
Net Lease	Membership interest (7)(9)	—	8/12/2016	—	—	2,043	2,537	0.25%
Edmentum Ultimate Holdings, LLC (15)
Education	Ordinary shares (3)(9)	—	6/9/2015	—	123,968	11	238
	Ordinary shares (2)(9)	—	6/9/2015	—	107,143	9	205
						20	443	0.04%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	306	311	0.03%
Total Shares - United States						$293,050	$315,070	31.31%
Total Shares						$300,395	$324,797	32.28%
Warrants - United States
Edmentum Ultimate Holdings, LLC (15)
Education	Warrants (3)(9)	—	2/23/2018	5/5/2026	1,141,846	$769	$2,190	0.22%
NHME Holdings Corp. (20)
Healthcare Services	Warrants (3)(9)	—	11/27/2018	—	160,000	1,000	1,000	0.10%
Total Warrants - United States						$1,769	$3,190	0.32%
Total Funded Investments						$382,503	$403,137	40.07%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(9)(10) - Undrawn	—	6/9/2015	12/9/2021	$5,945	$—	$—	—%
Total Unfunded Debt Investments - United States					$5,945	$—	$—	—%
Total Controlled Investments						$382,503	$403,137	40.07%
Total Investments						$2,329,726	$2,341,953	232.75%

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

(4)	Investment is held in New Mountain Finance SBIC, L.P.

(5)	Investment is held in New Mountain Finance SBIC II, L.P.

(6)	Investment is held in NMF QID NGL Holdings, Inc.

(7)	Investment is held in New Mountain Net Lease Corporation.

(8)
Investment is pledged as collateral for the DB Credit Facility, a revolving credit facility among New Mountain Finance DB, L.L.C as the Borrower and Deutsche Bank AG, New York Branch as the Facility Agent. See Note 7. Borrowings, for details.

(9)	The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.

(10)
Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.

(11)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2018.

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

(15)
The Company holds investments in Edmentum Ultimate Holdings, LLC and its related entities. The Company holds subordinated notes, ordinary equity and warrants in Edmentum Ultimate Holdings, LLC and holds a first lien term loan, second lien revolver and a second lien term loan in Edmentum, Inc. and Archipelago Learning, Inc., which are wholly-owned subsidiaries of Edmentum Ultimate Holdings, LLC.

(16)	The Company holds preferred equity in Permian Holdco 1, Inc. that is entitled to receive cumulative preferential dividends at a rate of 12.0% per annum payable in additional shares.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

(17)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(18)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.

(19)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.

(20)	The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as second lien term loans in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.

(21)
The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares.

(22)
The Company holds preferred equity in Avatar Topco, Inc. and holds a second lien term loan investment in EAB Global, Inc., a wholly-owned subsidiary of Avatar Topco, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of L + 11.00% per annum.

(23)
The Company holds preferred equity in Symplr Software Intermediate Holdings, Inc. and holds a first lien term loan investment in Caliper Software, Inc., a wholly-owned subsidiary of Symplr Software Intermediate Holdings, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of L + 10.50% per annum.

(24)	Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.

(25)
The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $23,508 as of December 31, 2018. See Note 2. Summary of Significant Accounting Policies, for details.

(26)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2018 and December 31, 2017 along with transactions during the year ended December 31, 2018 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$24,858	$—	$(24,858)	$—	$—	$—	$—	$—	$—
HI Technology Corp.	105,155	—	(105,155)	8,387	—	—	—	14,791	—
NMFC Senior Loan Program I LLC	23,000	—	—	—	—	23,000	—	3,173	1,179
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	12,733	31,824	(50)	—	(2,541)	41,966	2,028	1,083	653
Sierra Hamilton Holdings Corporation	12,330	—	—	—	197	12,527	—	—	—
Total Non-Controlled/Affiliated Investments	$178,076	$31,824	$(130,063)	$8,387	$(2,344)	$77,493	$2,028	$19,047	$1,832

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

(27)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2018 and December 31, 2017 along with transactions during the year ended December 31, 2018 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$—	$51,478	$(6,937)	$3	$470	$45,011	$4,077	$—	$424
National HME, Inc./NHME Holdings Corp.	—	22,832	—	—	(110)	22,722	306	—	—
NM APP CANADA CORP	7,962	—	—	—	1,765	9,727	—	841	—
NM APP US LLC	5,138	—	—	—	774	5,912	—	563	—
NM CLFX LP	12,538	—	—	—	232	12,770	—	1,507	—
NM DRVT LLC	5,385	—	—	—	234	5,619	—	519	—
NM JRA LLC	2,191	—	—	—	346	2,537	—	225	—
NM GLCR LLC	—	14,750	—	—	5,593	20,343	—	1,634	—
NM KRLN LLC	8,195	—	—	—	(3,990)	4,205	—	761	—
NM NL Holdings, L.P.	—	32,575	—	—	817	33,392	—	1,506	—
NM GP Holdco, LLC	—	306	—	—	5	311	—	11	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	11,124	—
NMFC Senior Loan Program III LLC	—	78,400	—	—	—	78,400	—	3,040	—
UniTek Global Services, Inc.	64,593	28,696	(15,261)	—	4,760	82,788	1,843	6,648	1,312
Total Controlled Investments	$185,402	$229,037	$(22,198)	$3	$10,896	$403,137	$6,226	$28,379	$1,736

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, 13.5% of the Company’s total investments were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018

December 31, 2018
Investment Type	Percent of Total Investments at Fair Value
First lien	50.11%
Second lien	28.29%
Subordinated	2.79%
Equity and other	18.81%
Total investments	100.00%

December 31, 2018
Industry Type	Percent of Total Investments at Fair Value
Business Services	23.67%
Software	20.41%
Healthcare Services	14.80%
Education	8.94%
Investment Fund	7.72%
Consumer Services	5.15%
Energy	4.49%
Net Lease	4.05%
Distribution & Logistics	3.44%
Federal Services	3.16%
Healthcare Information Technology	1.92%
Food & Beverage	1.19%
Packaging	0.61%
Business Products	0.45%
Total investments	100.00%

December 31, 2018
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.25%
Fixed rates	6.75%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2018
(in thousands, except share data)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through December 31, 2018, NMFC raised approximately $614,581 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages New Mountain Guardian Partners II, L.P., a Delaware limited partnership, and New Mountain Guardian II Offshore, L.P., a Cayman Islands exempted limited partnership, (together "Guardian II"), which commenced operations in April 2017. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
The Company's wholly-owned subsidiary, New Mountain Finance Holdings, L.L.C. (“NMF Holdings” or the "Predecessor Operating Company"), is a Delaware limited liability company whose assets are used to secure NMF Holdings’ credit facility. NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. (“NMF QID”) and NMF YP Holdings Inc. ("NMF YP"), the Company's wholly-owned subsidiaries, are structured as Delaware entities that serve as tax blocker corporations which hold equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities). The Company consolidates its tax blocker corporations for accounting purposes. The tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. Additionally, the Company has a wholly-owned subsidiary, New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), that serves as the administrative agent on certain investment transactions. New Mountain Finance SBIC, L.P. ("SBIC I") and its general partner, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), were organized in Delaware as a limited partnership and limited liability company, respectively. New Mountain Finance SBIC II, L.P. (“SBIC II”) and its general partner, New Mountain Finance SBIC II G.P., L.L.C. (“SBIC II GP”), were also organized in Delaware as a limited partnership and limited liability company, respectively. SBIC I, SBIC I GP, SBIC II and SBIC II GP are consolidated wholly-owned direct and indirect subsidiaries of the Company. SBIC I and SBIC II received licenses from the United States ("U.S.") Small Business Administration (the "SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"). The Company's wholly-owned subsidiary, New Mountain Net Lease Corporation ("NMNLC"), a Maryland corporation, was formed to acquire commercial real properties that are subject to "triple net" leases and has qualified and intends to continue to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code. During the year ended December 31, 2018, New Mountain Finance DB, L.L.C. ("NMFDB") was organized in Delaware as a limited liability company whose assets are used to secure NMFDB's credit facility.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The Company's portfolio may be concentrated in a limited number of industries. As of December 31, 2018, the Company’s top five industry concentrations were business services, software, healthcare services, education and investment funds.
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
December 31, 2018
(in thousands, except share data)

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
December 31, 2018
(in thousands, except share data)

existing credit facilities with Wells Fargo Bank, National Association, NMF SLF merged with and into NMF Holdings on December 18, 2014.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with GAAP. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946"). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, NMNLC, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP. Previously, the Company consolidated its wholly-owned indirect subsidiary NMF SLF until it merged with and into NMF Holdings on December 18, 2014. See Note 5. Agreements, for details. Prior to the Restructuring, the Predecessor Operating Company consolidated its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings did not consolidate the Predecessor Operating Company. Prior to the Restructuring, NMFC and AIV Holdings applied investment company master-feeder financial statement presentation, as described in ASC 946 to their interest in the Predecessor Operating Company. NMFC and AIV Holdings observed that it was also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund was owned by more than one feeder fund and that such presentation provided stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.
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
The Company's consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements have been included.
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
December 31, 2018
(in thousands, except share data)

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2018.
Below is certain summarized property information for NMNLC as of December 31, 2018:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2018
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$33,703
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	20,343
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,770
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	9,727
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	5,912
NM DRVT Jonesboro, LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,619
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	4,205
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	2,537
					$94,816
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2018 and December 31, 2017, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $23,508 and $25,212, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company's contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2018 and December 31, 2017.
Revenue recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recognized PIK and non-cash interest from investments of $8,640, $6,394 and $4,270, respectively, and PIK and non-cash dividends from investments of and $24,893, $17,853 and $3,179, respectively.
Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:    Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The Company will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.
Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes.
For the year ended December 31, 2018, the Company recognized a total income tax provision of approximately $403 for the Company's consolidated subsidiaries. For the year ended December 31, 2018, the Company recorded current income tax expense of approximately $291 and deferred income tax provision of approximately $112. For the year ended December 31, 2017, the Company recognized a total income tax provision of $416 for the Company's consolidated subsidiaries. For the year ended December 31, 2017, the Company recorded current income tax expense of approximately $556 and deferred income tax benefit of approximately $140. For the year ended December 31, 2016, the Company recognized a total income tax benefit of $490 for the Company's consolidated subsidiaries. For the year ended December 31, 2016, the Company recorded current income tax expense of approximately $152 and deferred income tax benefit of approximately $642.
As of December 31, 2018 and December 31, 2017, the Company had $1,006 and $894, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
    Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC 740") through December 31, 2018. The 2015 through 2018 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

the 1940 Act. On December 31, 2018 the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2019 or until $50,000 of its outstanding shares of common stock have been repurchased. During the years ended December 31, 2018 and December 31, 2017, the Company did not repurchase any of the Company's common stock. The Company previously repurchased $2,948, of its common stock under the share repurchase program.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

Note 3. Investments
At December 31, 2018, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,179,129	$1,173,459
Second lien	666,545	662,556
Subordinated	72,559	65,297
Equity and other	411,493	440,641
Total investments	$2,329,726	$2,341,953

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$541,901	$554,404
Software	476,473	478,063
Healthcare Services	350,357	346,521
Education	214,032	209,433
Investment Fund	180,800	180,800
Consumer Services	122,326	120,562
Energy	101,794	105,122
Net Lease	87,299	94,816
Distribution & Logistics	82,201	80,581
Federal Services	74,572	73,962
Healthcare Information Technology	44,793	44,989
Food & Beverage	28,099	27,957
Packaging	14,328	14,278
Business Products	10,751	10,465
Total investments	$2,329,726	$2,341,953

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

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
During the second quarter of 2018, the Company placed a portion of its second lien position in National HME, Inc. on non-accrual status and wrote down the aggregate fair value of its preferred shares in TW-NHME Holdings Corp. (together with the Company's second lien position, "NHME") to $0. In November of 2018, NHME completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company's original investments in NHME. Prior to the extinguishment in November 2018, the Company's original investments in NHME had an aggregate cost of $30,293, an aggregate fair value of $15,275 and total unearned interest income of $1,063 for the year ended December 31, 2018. The extinguishment resulted in a realized loss of $15,018. As a result of the restructuring, the Company received second lien debt in NHME and common shares in NHME Holdings Corp. In addition, the Company funded additional second lien debt and received warrants to purchase common shares for this additional funding. Post restructuring, the Company's investments in NHME have been restored to full accrual status. As of December 31, 2018, the Company's investments in NHME had an aggregate cost basis of $22,833 and an aggregate fair value of $22,722.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of December 31, 2018, the Company's investment in EDMC placed on non-accrual status represented an aggregate cost basis of $1,004, an aggregate fair value of $53 and total unearned interest income of $178 for the year then ended.
During the first quarter of 2017, the Company placed its entire first lien notes position in Sierra Hamilton LLC / Sierra Hamilton Finance, Inc. ("Sierra") on non-accrual status due to its ongoing restructuring. As of June 30, 2017, the Company's investment in Sierra placed on non-accrual status represented an aggregate cost basis of $27,231, an aggregate fair value of

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

$12,725 and total unearned interest income of $1,388 for the six months then ended. In July 2017, Sierra completed a restructuring which resulted in a material modification of the original terms and an extinguishment of the Company’s original investment in Sierra. Prior to the extinguishment in July 2017, the Company’s original investment in Sierra had an aggregate cost of $27,307, an aggregate fair value of $12,858 and total unearned interest income of $1,687. The extinguishment resulted in a realized loss of $14,449. As a result of the restructuring, the Company received common shares in Sierra Hamilton Holding Corporation. As of December 31, 2018, the Company’s investment has an aggregate cost basis of $12,782 and an aggregate fair value of $12,527.
As of December 31, 2018, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $43,539 and $0, respectively. As of December 31, 2018, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $94,407. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2018.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of December 31, 2018, the SPP Agreement has a cost basis of $14,500 and a fair value of $11,362, which is reflective of the higher inherent risk in this transaction.
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
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company's capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of December 31, 2018, SLP I had total investments with an

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

aggregate fair value of approximately $327,240, debt outstanding of $242,567 and capital that had been called and funded of $93,000. As of December 31, 2017, SLP I had total investments with an aggregate fair value of approximately $348,652, debt outstanding of $223,667 and capital that had been called and funded of $93,000. The Company's investment in SLP I is disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2018 and December 31, 2017.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company earned approximately $1,179, $1,156 and $1,163, respectively, in management fees related to SLP I, which is included in other income. As of December 31, 2018 and December 31, 2017, approximately $288 and $291, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company earned approximately $3,173, $3,498 and $3,728, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2018 and December 31, 2017, approximately $750 and $836, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2018, the Company and SkyKnight II have committed $80,000 and $20,000, respectively, of equity to SLP III. As of December 31, 2018, the Company and SkyKnight II have contributed $78,400 and $19,600, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2018.
On May 2, 2018, SLP III closed its $300,000 revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. As of December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $365,357 and debt outstanding under its credit facility of $280,300. As of December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $8,811. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2018:

December 31, 2018
First lien investments (1)	383,289
Weighted average interest rate on first lien investments (2)	6.50%
Number of portfolio companies in SLP III	39
Largest portfolio company investment (1)	18,958
Total of five largest portfolio company investments (1)	85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	6.46% (L + 3.75%)	2/27/2025	$1,216	$1,216	$1,185
Affordable Care Holding Corp.	Healthcare Services	7.25% (L + 4.75%)	10/24/2022	1,025	1,030	1,005
Bracket Intermediate Holding Corp.	Healthcare Services	7.00% (L + 4.25%)	9/5/2025	14,963	14,890	14,813
Brave Parent Holdings, Inc.	Software	6.52% (L + 4.00%)	4/18/2025	14,925	14,874	14,421
CentralSquare Technologies, LLC	Software	6.27% (L + 3.75%)	8/29/2025	15,000	14,964	14,648
Certara Holdco, Inc.	Healthcare I.T.	6.30% (L + 3.50%)	8/15/2024	1,275	1,280	1,255
CHA Holdings, Inc.	Business Services	7.30% (L + 4.50%)	4/10/2025	997	997	995
CommerceHub, Inc.	Software	6.27% (L + 3.75%)	5/21/2025	14,925	14,856	14,515
CRCI Longhorn Holdings, Inc.	Business Services	5.89% (L + 3.50%)	8/8/2025	14,963	14,891	14,588
Dentalcorp Perfect Smile ULC	Healthcare Services	6.27% (L + 3.75%)	6/6/2025	11,940	11,912	11,701
Dentalcorp Perfect Smile ULC	Healthcare Services	6.27% (L + 3.75%)	6/6/2025	1,686	1,685	1,652
Drilling Info Holdings, Inc.	Business Services	6.77% (L + 4.25%)	7/30/2025	17,591	17,507	17,525
Financial & Risk US Holdings, Inc.	Business Services	6.27% (L + 3.75%)	10/1/2025	8,000	7,980	7,512
GOBP Holdings, Inc.	Retail	6.55% (L + 3.75%)	10/22/2025	15,000	14,963	14,625
Greenway Health, LLC	Software	6.56% (L + 3.75%)	2/16/2024	14,821	14,831	14,450
Heartland Dental, LLC	Healthcare Services	6.27% (L + 3.75%)	4/30/2025	17,329	17,249	16,593
HIG Finance 2 Limited	Business Services	6.06% (L + 3.50%)	12/20/2024	1,995	1,985	1,939
Idera, Inc.	Software	7.03% (L + 4.50%)	6/28/2024	2,294	2,289	2,248
J.D. Power (fka J.D. Power and Associates)	Business Services	6.27% (L + 3.75%)	9/7/2023	5,985	5,985	5,835
Market Track, LLC	Business Services	6.87% (L + 4.25%)	6/5/2024	4,827	4,821	4,633
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	4,596	4,576	4,596
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	600	597	600
National Intergovernmental Purchasing Alliance Company	Business Services	6.55% (L + 3.75%)	5/23/2025	14,925	14,912	14,552
Navex Topco, Inc.	Software	5.78% (L + 3.25%)	9/5/2025	14,963	14,890	14,102
Navicure, Inc.	Healthcare Services	6.27% (L + 3.75%)	11/1/2024	2,985	2,985	2,925
Netsmart Technologies, Inc.	Healthcare I.T.	6.27% (L + 3.75%)	4/19/2023	10,437	10,437	10,307
Newport Group Holdings II, Inc.	Business Services	6.54% (L + 3.75%)	9/12/2025	4,988	4,963	4,875
NorthStar Financial Services Group, LLC	Software	6.10% (L + 3.50%)	5/25/2025	14,925	14,856	14,628
OEConnection LLC	Business Services	6.53% (L + 4.00%)	11/22/2024	1,830	1,843	1,789
Outcomes Group Holdings, Inc.	Healthcare Services	6.28% (L + 3.50%)	10/24/2025	6,500	6,484	6,394
Pelican Products, Inc.	Business Products	5.88% (L + 3.50%)	5/1/2025	4,975	4,963	4,726
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	8.06% (L + 5.25%)	4/29/2024	15,588	15,517	15,199
Premise Health Holding Corp.	Healthcare Services	6.55% (L + 3.75%)	7/10/2025	13,862	13,796	13,689
Quest Software US Holdings Inc.	Software	6.78% (L + 4.25%)	5/16/2025	15,000	14,930	14,535
Sierra Enterprises, LLC	Food & Beverage	6.02% (L + 3.50%)	11/11/2024	2,481	2,478	2,463
SSH Group Holdings, Inc.	Education	6.77% (L + 4.25%)	7/30/2025	14,963	14,927	14,588
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	6.03% (L + 3.50%)	7/17/2025	3,790	3,772	3,759
VT Topco, Inc.	Business Services	6.55% (L + 3.75%)	8/1/2025	7,980	7,961	7,882
VT Topco, Inc.	Business Services	6.55% (L + 3.75%)	8/1/2025	1,004	1,004	992
Wirepath LLC	Distribution & Logistics	6.71% (L + 4.00%)	8/5/2024	17,477	17,477	17,215
WP CityMD Bidco LLC	Healthcare Services	6.30% (L + 3.50%)	6/7/2024	14,887	14,887	14,608
YI, LLC	Healthcare Services	6.80% (L + 4.00%)	11/7/2024	4,965	4,983	4,935
Total Funded Investments				$374,478	$373,443	$365,497

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
Dentalcorp Perfect Smile ULC	Healthcare Services	—	6/6/2020	$1,308	$(3)	$(26)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	1,367	(7)	(11)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	1,586	—	(67)
Ministry Brands, LLC	Software	—	10/18/2019	1,267	(6)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(14)
University Support Services LLC (St. George's University Scholastic Services LLC)	Education	—	7/17/2019	1,187	—	(10)
VT Topco, Inc.	Business Services	—	8/1/2020	993	(2)	(12)
Total Unfunded Investments				$8,811	$(21)	$(140)
Total Investments				$383,289	$373,422	$365,357

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2018.

(2)
Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP III.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

Below is certain summarized financial information for SLP III as of December 31, 2018 and for the year ended December 31, 2018:

Selected Balance Sheet Information:	December 31, 2018
Investments at fair value (cost of $373,422)	$365,357
Cash and other assets	9,138
Total assets	$374,495

Credit facility	$280,300
Deferred financing costs	(2,831)
Distribution payable	2,600
Other liabilities	4,415
Total liabilities	284,484

Members' capital	$90,011
Total liabilities and members' capital	$374,495

Year Ended
Selected Statement of Operations Information:	December 31, 2018(1)
Interest income	$9,572
Other income	207
Total investment income	9,779

Interest and other financing expenses	5,402
Other expenses	509
Total expenses	5,911
Net investment income	3,868

Net realized gains on investments	9
Net change in unrealized appreciation (depreciation) of investments	(8,065)
Net decrease in members' capital	$(4,188)

(1)	SLP III commenced operations on April 25, 2018.
For the year ended December 31, 2018, the Company earned approximately $3,040 of dividend income related to SLP III, which is included in dividend income. As of December 31, 2018 approximately $2,080 of dividend income related to SLP III was included in interest and dividend receivable.
The Company has determined that SLP III is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation ("ASC 810") concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP III.
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of December 31, 2018, the following companies were considered a significant unconsolidated subsidiary under Regulation S-X Rule 4-08(g). Based on the requirements under Regulation S-X 4-08(g), the summarized consolidated financial information of these portfolio companies are shown below.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of December 31, 2018, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2018 and December 31, 2017.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of the LIBOR plus 1.75% per annum. Effective April 1, 2018, SLP II's revolving credit facility bears interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2018 and December 31, 2017, SLP II had total investments with an aggregate fair value of approximately $336,869 and $382,534, respectively, and debt outstanding under its credit facility of $243,170 and $266,270, respectively. As of December 31, 2018 and December 31, 2017, none of SLP II's investments were on non-accrual. Additionally, as of December 31, 2018 and December 31, 2017, SLP II had unfunded commitments in the form of delayed draws of $5,858 and $4,863, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
First lien investments (1)	348,577	386,100
Weighted average interest rate on first lien investments (2)	6.84%	6.05%
Number of portfolio companies in SLP II	31	35
Largest portfolio company investment (1)	17,150	17,369
Total of five largest portfolio company investments (1)	80,766	81,728

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	6.46% (L + 3.75%)	2/27/2025	$8,825	$8,785	$8,605
ADG, LLC	Healthcare Services	7.63% (L + 4.75%)	9/28/2023	16,862	16,740	16,609
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.62% (L + 4.00%)	8/21/2023	14,664	14,492	14,517
Brave Parent Holdings, Inc.	Software	6.52% (L + 4.00%)	4/18/2025	15,422	15,369	14,902
CentralSquare Technologies, LLC	Software	6.27% (L + 3.75%)	8/29/2025	15,000	14,964	14,648
CHA Holdings, Inc.	Business Services	7.30% (L + 4.50%)	4/10/2025	10,805	10,760	10,774
CommerceHub, Inc.	Software	6.27% (L + 3.75%)	5/21/2025	2,488	2,476	2,419
Drilling Info Holdings, Inc.	Business Services	6.77% (L + 4.25%)	7/30/2025	12,242	12,190	12,196
Greenway Health, LLC	Software	6.56% (L + 3.75%)	2/16/2024	14,775	14,718	14,406
GOBP Holdings, Inc.	Retail	6.55% (L + 3.75%)	10/22/2025	2,500	2,494	2,438
Idera, Inc.	Software	7.03% (L + 4.50%)	6/28/2024	12,492	12,388	12,242
J.D. Power (fka J.D. Power and Associates)	Business Services	6.27% (L + 3.75%)	9/7/2023	14,962	14,920	14,588
Keystone Acquisition Corp.	Healthcare Services	8.05% (L + 5.25%)	5/1/2024	5,332	5,289	5,226
LSCS Holdings, Inc.	Healthcare Services	6.86% (L + 4.25%)	3/17/2025	5,321	5,312	5,294
LSCS Holdings, Inc.	Healthcare Services	6.89% (L + 4.25%)	3/17/2025	1,374	1,371	1,367
Market Track, LLC	Business Services	6.87% (L + 4.25%)	6/5/2024	11,820	11,772	11,347
Medical Solutions Holdings, Inc.	Healthcare Services	6.27% (L + 3.75%)	6/14/2024	4,432	4,413	4,343
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	2,116	2,109	2,116
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	600	597	600
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	12,285	12,238	12,285
NorthStar Financial Services Group, LLC	Software	6.10% (L + 3.50%)	5/25/2025	7,463	7,428	7,313
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	8.06% (L + 5.25%)	4/29/2024	10,342	10,301	10,084
Poseidon Intermediate, LLC	Software	6.78% (L + 4.25%)	8/15/2022	14,729	14,727	14,644
Premise Health Holding Corp.	Healthcare Services	6.55% (L + 3.75%)	7/10/2025	1,386	1,380	1,369
Project Accelerate Parent, LLC	Business Services	6.64% (L + 4.25%)	1/2/2025	14,887	14,821	14,663
PSC Industrial Holdings Corp.	Industrial Services	6.21% (L + 3.75%)	10/11/2024	10,395	10,307	10,161
Quest Software US Holdings Inc.	Software	6.78% (L + 4.25%)	5/16/2025	15,000	14,930	14,535
Salient CRGT Inc.	Federal Services	8.27% (L + 5.75%)	2/28/2022	13,509	13,418	13,306
Sierra Acquisition, Inc.	Food & Beverage	6.02% (L + 3.50%)	11/11/2024	3,713	3,696	3,685
SSH Group Holdings, Inc.	Education	6.77% (L + 4.25%)	7/30/2025	8,978	8,956	8,753
Wirepath LLC	Distribution & Logistics	6.71% (L + 4.00%)	8/5/2024	14,963	14,963	14,738
WP CityMD Bidco LLC	Healthcare Services	6.30% (L + 3.50%)	6/7/2024	10,823	10,801	10,620
YI, LLC	Healthcare Services	6.80% (L + 4.00%)	11/7/2024	15,064	15,053	14,971
Zywave, Inc.	Software	7.52% (L + 5.00%)	11/17/2022	17,150	17,091	17,150
Total Funded Investments				$342,719	$341,269	$336,914
Unfunded Investments - First lien
Access CIG, LLC	Business Services	—	2/27/2019	$1,108	$—	$(28)
CHA Holdings, Inc.	Business Services	—	10/10/2019	2,143	(11)	(6)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	1,230	(5)	(10)
Ministry Brands, LLC	Software	—	10/18/2019	1,267	(6)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(1)
Total Unfunded Investments				$5,858	$(22)	$(45)
Total Investments				$348,577	$341,247	$336,869

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2018.

(2)	Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP II.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
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
December 31, 2018
(in thousands, except share data)

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

Below is certain summarized financial information for SLP II as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

Selected Balance Sheet Information:	December 31, 2018	December 31, 2017
Investments at fair value (cost of $341,247 and $379,075, respectively)	$336,869	$382,534
Cash and other assets	7,620	8,065
Total assets	$344,489	$390,599

Credit facility	$243,170	$266,270
Deferred financing costs	(1,374)	(1,966)
Payable for unsettled securities purchased	—	15,964
Distribution payable	3,250	3,500
Other liabilities	2,869	2,891
Total liabilities	247,915	286,659

Members' capital	$96,574	$103,940
Total liabilities and members' capital	$344,489	$390,599

	Year Ended December 31,
Selected Statement of Operations Information:	2018	2017	2016(1)
Interest income	$24,654	$22,551	$7,463
Other income	199	351	572
Total investment income	24,853	22,902	8,035

Interest and other financing expenses	10,474	8,356	3,558
Other expenses	681	697	650
Total expenses	11,155	9,053	4,208
Net investment income	13,698	13,849	3,827

Net realized gains on investments	782	2,281	599
Net change in unrealized (depreciation) appreciation of investments	(7,837)	(822)	4,281
Net increase in members' capital	$6,643	$15,308	$8,707

(1)	For the year ended December 31, 2016, amounts reported relate to the period from April 12, 2016 (commencement of operations) to December 31, 2016.
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company earned approximately $11,124, $12,406 and $3,533, respectively, of dividend income related to SLP II, which is included in dividend income. As of December 31, 2018 and December 31, 2017, approximately $2,581 and $2,779, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
The Company has determined that SLP II is an investment company under ASC 946, however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

company subsidiary. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP II.
UniTek Global Services, Inc. ("Unitek")
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

Below is certain summarized financial information for Uniitek as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

Balance Sheet:	December 31, 2018	December 31, 2017
Current assets	$99,062	$86,105
Non-current assets	144,948	132,323
Total assets	$244,010	$218,428

Current liabilities	$35,837	$52,872
Noncurrent liabilities	113,959	93,068
Total liabilities	$149,796	$145,940
Total equity	$94,214	$72,488

	Year Ended December 31,
Summary of Operations:	2018	2017	2016
Net Sales	$315,526	$284,823	$279,929
Cost of goods sold	257,767	223,513	214,938
Gross Profit	57,759	61,310	64,991

Other expenses	59,702	57,110	51,708
Net income from continuing operations before extraordinary items	(1,943)	4,200	13,283
Profit (loss) from discontinued operations	(223)	(9,090)	(9,801)
Net income (loss)	$(2,166)	$(4,890)	$3,482
Investment risk factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such risk of default could reduce the net asset value and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.
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
December 31, 2018
(in thousands, except share data)

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2018:

	Total	Level I	Level II	Level III
First lien	$1,173,459	$—	$185,931	$987,528
Second lien	662,556	—	355,741	306,815
Subordinated	65,297	—	25,210	40,087
Equity and other	440,641	—	—	440,641
Total investments	$2,341,953	$—	$566,882	$1,775,071

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
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
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2017	$1,405,754	$556,697	$443,082	$27,101	$378,874
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(4,368)	357	(14,704)	—	9,979
Net change in unrealized (depreciation) appreciation of investments	(5,467)	(4,466)	(4,523)	(3,752)	7,274
Purchases, including capitalized PIK and revolver fundings(1)	970,532	634,700	150,896	21,817	163,119
Proceeds from sales and paydowns of investments(1)	(632,804)	(278,371)	(230,749)	(5,079)	(118,605)
Transfers into Level III(2)	113,612	106,564	7,048	—	—
Transfers out of Level III(2)	(72,188)	(27,953)	(44,235)	—	—
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,032)	$(3,232)	$(4,064)	$(3,752)	$10,016

(1)	Includes reorganizations and restructurings.

(2)
As of December 31, 2018, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassifications occurred.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2017, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2017:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2016	$1,066,878	$530,601	$324,177	$24,653	$187,447
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(41,086)	(13,848)	(27,195)	—	(43)
Net change in unrealized appreciation (depreciation) of investments	39,690	12,326	31,897	(1,305)	(3,228)
Purchases, including capitalized PIK and revolver fundings (1)	740,395	284,239	256,932	3,753	195,471
Proceeds from sales and paydowns of investments (1)	(380,700)	(229,144)	(150,783)	—	(773)
Transfers into Level III(2)	39,902	—	39,902	—	—
Transfers out of Level III(2)	(59,325)	(27,477)	(31,848)	—	—
Fair value, December 31, 2017	$1,405,754	$556,697	$443,082	$27,101	$378,874
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,478	$2,115	$4,163	$(1,305)	$(3,495)

(1)	Includes reorganizations and restructurings.

(2)
As of December 31, 2017, the portfolio investments were transferred into Level III from Level II or Level I and out of Level III into Level II at fair value as of the beginning of the period in which the reclassifications occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2018 and December 31, 2017. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
December 31, 2018
(in thousands, except share data)

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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2018 and December 31, 2017, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2018 and December 31, 2017, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2018 were as follows:

				Range
Type	Fair Value as of December 31, 2018	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$797,985	Market & income approach	EBITDA multiple	2.0x	32.0x	12.1x
			Revenue multiple	3.5x	6.5x	5.8x
			Discount rate	7.0%	15.3%	9.6%
	129,837	Market quote	Broker quote	N/A	N/A	N/A
	59,706	Other	N/A(1)	N/A	N/A	N/A
Second lien	102,963	Market & income approach	EBITDA multiple	8.5x	15.0x	11.1x
			Discount rate	10.0%	19.7%	12.8%
	203,852	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	40,087	Market & income approach	EBITDA multiple	5.0x	13.0x	10.2x
			Discount rate	10.9%	21.4%	16.3%
Equity and other	439,977	Market & income approach	EBITDA multiple	0.4x	18.0x	10.3x
			Discount rate	6.5%	25.8%	13.5%
	664	Black Scholes analysis	Expected life in years	7.3	7.3	7.3
			Volatility	37.9%	37.9%	37.9%
			Discount rate	2.9%	2.9%	2.9%
	$1,775,071

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of December 31, 2018, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes and the 2018B Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of December 31, 2018 based on a comparison of market interest rates for the Company's borrowings and similar entities and are considered Level III. The fair value of the Convertible Notes and the 5.75% Unsecured Notes (as defined in Note 7. Borrowings) as of December 31, 2018 was $270,131 and $50,933, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of December 31, 2018 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on February 6, 2019. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of December 31, 2018, December 31, 2017 and December 31, 2016 was approximately $525,658, $281,174 and $297,323, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, management fees waived were approximately $6,709, $5,642 and $4,824, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of December 31, 2018), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
December 31, 2018
(in thousands, except share data)

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

For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, incentive fees waived were approximately $0, $1,800 and $0, respectively. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2018	2017	2016
Management fee	$38,530	$32,694	$27,551
Less: management fee waiver	(6,709)	(5,642)	(4,824)
Total management fee	31,821	27,052	22,727
Incentive fee, excluding accrued capital gains incentive fees	$26,508	$25,101	$22,011
Less: incentive fee waiver	—	(1,800)	—
Total incentive fee	26,508	23,301	22,011
Accrued capital gains incentive fees(1)	$—	$—	$—

(1)
As of December 31, 2018, December 31, 2017 and December 31, 2016, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

As all predecessor investments have been sold or matured, no cost basis adjustment is necessary for the years ended December 31, 2018 and December 31, 2017.
The Company's Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The following Consolidated Statement of Operations for the year ended December 31, 2016 is adjusted to reflect this step-up to fair market value.

	Year Ended December 31, 2016	Stepped-up Cost Basis Adjustments	Adjusted Year Ended December 31, 2016
Investment income
Interest income(1)	$147,425	$(65)	$147,360
Total dividend income(2)	11,200	—	11,200
Other income	9,459	—	9,459
Total investment income(3)	168,084	(65)	168,019
Total expenses pre-incentive fee(4)	57,965	—	57,965
Pre-Incentive Fee Net Investment Income	110,119	(65)	110,054
Incentive fee(5)	22,011	—	22,011
Post-Incentive Fee Net Investment Income	88,108	(65)	88,043
Net realized losses on investments(6)	(16,717)	(151)	(16,868)
Net change in unrealized appreciation (depreciation) of investments(6)	40,131	216	40,347
Net change in unrealized (depreciation) appreciation of securities purchased under collateralized agreements to resell	(486)	—	(486)
Benefit for taxes	642	—	642
Net increase in net assets resulting from operations	$111,678		$111,678

(1)	Includes $4,270 in PIK interest from investments.

(2)	Includes $3,178 in PIK dividends for investments.

(3)	Includes income from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

(4)	Includes expense waivers and reimbursements of $725 and management fee waivers of $4,824.

(5)	For the year ended December 31, 2016, the Company incurred total incentive fees of $22,011, none of which was related to the capital gains incentive fee accrual on a hypothetical liquidation basis.

(6)
Includes net realized gains (losses) on investments and net change in unrealized appreciation (depreciation) of investments from non-controlled/non-affiliated investments, non-controlled/affiliated investments and controlled investments.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, approximately $2,406, $1,558 and $1,641, respectively, of indirect administrative expenses were included in administrative expenses of which $276, $415 and $725, respectively, of indirect administrative expenses were waived by the Administrator. As of December 31, 2018 and December 31, 2017, $681 and $444, respectively, of indirect administrative expenses were included in payable to affiliates.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

As of December 31, 2018, December 31, 2017 and December 31, 2016, no expense waivers or reimbursements were receivable from an affiliate.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain" and the "New Mountain Finance" names. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain" and "New Mountain Finance" names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain" or the "New Mountain Finance" names.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates, including Guardian II. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. On December 18, 2017, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on June 5, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

Note 7. Borrowings
On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150.0% from 200.0% under certain circumstances. On April 12, 2018, the Company's board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to the Company at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of the Company’s stockholders at such special meeting of stockholders, and thus the Company became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2018, the Company’s asset coverage ratio was 181.37%.
Holdings Credit Facility—On December 18, 2014, the Company entered into the Second Amended and Restated Loan and Security Agreement among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on November 19, 2018,  the maturity date of the Holdings Credit Facility is October 24, 2022, and the maximum facility amount is the lesser of $695,000 and the actual commitments of the lenders to make advances as of such date.
As of December 31, 2018, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $615,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment entered into on April 1, 2018, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2018	2017	2016
Interest expense	$16,062	$11,612	$9,546
Non-usage fee	$610	$749	$772
Amortization of financing costs	$2,519	$1,780	$1,615
Weighted average interest rate	4.2%	3.3%	2.8%
Effective interest rate	5.0%	4.1%	3.5%
Average debt outstanding	$384,433	$345,174	$341,055

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

As of December 31, 2018, December 31, 2017 and December 31, 2016, the outstanding balance on the Holdings Credit Facility was $512,563, $312,363 and $333,513, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on July 5, 2018, the maturity date of the NMFC Credit Facility is June 4, 2022 and the NMFC Credit Facility includes the financial covenants related to the asset coverage discussed above.
As of December 31, 2018, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $135,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2018	2017	2016
Interest expense	$5,408	$2,010	$2,011
Non-usage fee	$93	$257	$183
Amortization of financing costs	$480	$391	$378
Weighted average interest rate	4.6%	3.6%	3.0%
Effective interest rate	5.1%	4.8%	3.8%
Average debt outstanding	$117,719	$54,853	$66,876

As of December 31, 2018, December 31, 2017 and December 31, 2016, the outstanding balance on the NMFC Credit Facility was $60,000, $122,500 and $10,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "DB Credit Facility") dated December 14, 2018, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian, is structured as a secured revolving credit facility and matures on December 14, 2023.
As of December 31, 2018, the maximum amount of revolving borrowings available under the DB Credit Facility was $100,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. The "Applicable Margin" is equal to 2.85% during the Revolving Period and then increases by 0.20% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. The Company is also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the Loan Financing and Servicing Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2018(1)	2017(2)	2016(2)
Interest expense	$140	$—	$—
Non-usage fee	$13	$—	$—
Amortization of financing costs	$13	$—	$—
Weighted average interest rate	5.7%	—%	—%
Effective interest rate	6.7%	—%	—%
Average debt outstanding	$49,833	$—	$—

(1)	For the year ended December 31, 2018, amounts reported relate to the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.

(2)	Not applicable as the DB Credit Facility commenced on December 14, 2018.
As of December 31, 2018, the outstanding balance on the DB Credit Facility was $57,000 and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
As of December 31, 2018, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30,000. For the year ended December 31, 2018, interest expense, non-usage fees and amortization of financing costs were $47, $11 and $28, respectively. As of December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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
December 31, 2018
(in thousands, except share data)

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
The 2018 Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019. The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018A Indenture. The Company may not redeem the 2018 Convertible Notes prior to May 15, 2023. On or after May 15, 2023, the Company may redeem the 2018 Convertible Notes for cash, in whole or from time to time in part, at its option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2018 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of December 31, 2018.

	2014 Convertible Notes	2018 Convertible Notes
Initial conversion premium	12.5%	10.0%
Initial conversion rate(1)	62.7746	65.8762
Initial conversion price	$15.93	$15.18
Conversion premium at December 31, 2018	11.7%	10.0%
Conversion rate at December 31, 2018(1)(2)	63.2794	65.8762
Conversion price at December 31, 2018(2)(3)	$15.80	$15.18
Last conversion price calculation date	June 3, 2018	August 20, 2018

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2018 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2018(1)	2017	2016
Interest expense	$10,169	$7,763	$6,259
Amortization of financing costs	$1,268	$1,190	$859
Amortization of premium	$(111)	$(111)	$(28)
Weighted average interest rate	5.2%	5.0%	5.0%
Effective interest rate	5.7%	5.7%	5.7%
Average debt outstanding	$197,058	$155,250	$125,227

(1)
For the year ended December 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018 Convertible Notes for the period from August 20, 2018 (issuance of the 2018 Convertible Notes) to December 31, 2018.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

As of December 31, 2018, December 31, 2017 and December 31, 2016, the outstanding balance on the Convertible Notes was $270,250, $155,250 and $155,250, respectively, and NMFC was in compliance with the terms of the 2014 Indenture and 2018A Indenture on such dates, as applicable.
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
The 5.75% Unsecured Notes bear interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, which commenced on January 1, 2019. The 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier redeemed. The 5.75% Unsecured Notes are listed on the New York Stock Exchange and trade under the trading symbol “NMFX.”
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
December 31, 2018
(in thousands, except share data)

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2018(1)	2017(2)	2016(3)
Interest expense	$13,533	$6,098	$2,271
Amortization of financing costs	$818	$493	$202
Weighted average interest rate	5.1%	5.2%	5.3%
Effective interest rate	5.4%	5.6%	5.8%
Average debt outstanding	$266,296	$117,877	$65,500

(1)
For the year ended December 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018A Unsecured Notes for the period from January 30, 2018 (issuance of the 2018A Unsecured Notes) to December 31, 2018, the 2018B Unsecured Notes for the period from July 5, 2018 (issuance of the 2018B Unsecured Notes) to December 31, 2018 and the 5.75% Unsecured Notes for the period from September 25, 2018 (issuance of the 5.75% Unsecured Notes) to December 31, 2018.

(2)
For the year ended December 31, 2017, amounts reported include interest and amortization of financing costs related to the 2017A Unsecured Notes for the period from June 30, 2017 (issuance of the 2017A Unsecured Notes) to December 31, 2017.

(3)	For the year ended December 31, 2016 amounts reported include interest and amortization of financing costs for the period from May 6, 2016 (issuance of the 2016 Unsecured Notes) to December 31, 2016.
As of December 31, 2018, December 31, 2017 and December 31, 2016, the outstanding balance on the Unsecured Notes was $336,750, $145,000 and $90,000, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, respectively, SBIC I and SBIC II received licenses from the SBA to operate as SBICs.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

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
The maximum amount of borrowings available under current SBA regulations for a single licensee is $150,000 as long as the licensee has at least $75,000 in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. In June 2018, legislation amended the 1958 Act by increasing the individual leverage limit from $150,000 to $175,000, subject to SBA approvals.
As of December 31, 2018 and December 31, 2017, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of December 31, 2018 and December 31, 2017, SBIC II had regulatory capital of $42,500 and $2,500, respectively, and $15,000 and $0, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company's SBA-guaranteed debentures as of December 31, 2018.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2018	2017	2016
Interest expense	$5,124	$4,160	$3,758
Amortization of financing costs	$530	$444	$403
Weighted average interest rate	3.2%	3.1%	3.1%
Effective interest rate	3.6%	3.5%	3.5%
Average debt outstanding	$158,471	$132,572	$119,819

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2018, December 31, 2017 and December 31, 2016, SBIC I was in compliance with SBA regulatory requirements and as of December 31, 2018 and December 31, 2017, SBIC II was in compliance with SBA regulatory requirements.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Company's lenders will have fixed dollar claims on certain assets that are superior to the claims of the Company's common stockholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's net asset value. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its stockholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2018, the Company had unfunded commitments on revolving credit facilities of $43,539, no outstanding bridge financing commitments and other future funding commitments of $94,407. As of December 31, 2017, the Company had unfunded commitments on revolving credit facilities of $23,716, no outstanding bridge financing commitments and other future funding commitments of $53,712. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility and the NMNLC Credit Facility as of December 31, 2018 and December 31, 2017. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2018 and December 31, 2017, the Company had commitment letters to purchase investments in the aggregate par amount of $27,536 and $13,907, respectively, which could require funding in the future.

As of December 31, 2018 and December 31, 2017, the Company owed $6,000 and $12,000, respectively, related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. The Company began to make semi-annual payments of $3,000 in June 2018 with the final payment due in December 2019.
As of December 31, 2018, the Company had unfunded commitments related to an equity investment in SLP III of $1,600 which may be funded at the Company's discretion.
Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences related to return of capital distributions were as follows:

	Year Ended December 31,
	2018	2017	2016
Undistributed net investment income	$20,166	$35,793	$(1,435)
Distributions in excess of net realized gains	—	—	(21,572)
Additional paid-in-capital	(20,166)	(35,793)	23,007
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were estimated to be as follows:

	Year Ended December 31,
	2018	2017	2016
Ordinary income (non-qualified)	$51,573	$72,150	$79,415
Ordinary income (qualified)	35,000	—	—
Capital gains	—	—	—
Return of capital	16,815	28,755	9,349
Total	$103,388	$100,905	$88,764
As of December 31, 2018, December 31, 2017 and December 31, 2016, the costs of investments for the Company for tax purposes were $2,330,134, $1,799,563 and $1,602,607, respectively.

	December 31, 2018(1)	December 31, 2017(1)
Tax cost	$2,330,134	$1,799,563
Gross unrealized appreciation on investments	79,589	63,167
Gross unrealized depreciation on investments	(44,262)	(11,858)
Total investments at fair value	$2,365,461	$1,850,872

(1)	Includes securities purchased under collateralized agreement to resell.
At December 31, 2018, December 31, 2017 and December 31, 2016, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through the Predecessor Operating Company and undistributed income.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

As of December 31, 2018, December 31, 2017 and December 31, 2016, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2018	2017	2016
Accumulated capital gains (capital loss carryforwards)	$(66,505)	$(70,701)	$(39,517)
Other temporary differences	12,551	11,521	2,072
Undistributed ordinary income	—	—	—
Unrealized (appreciation) depreciation	23,834	39,928	(26,093)
Total	$(30,120)	$(19,252)	$(63,538)

The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2018, the Company does not expect to incur any excise taxes. For the years ended December 31, 2017 and December 31, 2016, the Company did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	Year Ended December 31,
(unaudited)	2018	2017	2016
Distributions per share	$1.36	$1.36	$1.36
Ordinary dividends	83.74%	71.50%	89.46%
Long-term capital gains	—%	—%	—%
Qualified dividend income	33.85%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(1)	76.77%	92.59%	89.78%
Qualified short-term capital gains(1)	—%	—%	—%
Return of capital	16.26%	28.50%	10.54%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

	Common Stock		Treasury Stock at Cost	Paid in Capital in Excess of Par	Accumulated Undistributed Net Investment Income	Accumulated Undistributed Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2015	64,005,387	$640	$—	$899,713	$4,164	$1,342	$(68,951)	$836,908
Issuances of common stock	5,750,000	58	—	79,005	—	—	—	79,063
Repurchases of common stock	(248,499)	—	(2,948)	—	—	—	—	(2,948)
Reissuance of common stock	210,926	—	2,488	465	—	—	—	2,953
Deferred offering costs	—	—	—	(328)	—	—	—	(328)
Distributions declared	—	—	—	—	(88,764)	—	—	(88,764)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	88,108	(16,717)	40,287	111,678
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	23,007	(1,435)	(21,572)	—	—
Balance at December 31, 2016	69,717,814	$698	$(460)	$1,001,862	$2,073	$(36,947)	$(28,664)	$938,562
Issuances of common stock	6,179,706	61	—	87,552	—	—	—	87,613
Reissuance of common stock	37,573	—	460	100	—	—	—	560
Other	—	—	—	(81)	—	—	—	(81)
Deferred offering costs	—	—	—	(172)	—	—	—	(172)
Distributions declared	—	—	—	—	(100,905)	—	—	(100,905)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	102,204	(39,734)	46,928	109,398
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(35,793)	35,793	—	—	—
Balance at December 31, 2017	75,935,093	$759	$—	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975
Issuances of common stock	171,279	2	—	2,327	—	—	—	2,329
Distributions declared	—	—	—	—	(103,388)	—	—	(103,388)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	106,032	(9,657)	(24,022)	72,353
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(20,166)	20,166	—	—	—
Balance at December 31, 2018	76,106,372	$761	$—	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	Year Ended December 31,
	2018	2017	2016
Earnings per share—basic
Numerator for basic earnings per share:	$72,353	$109,398	$111,678
Denominator for basic weighted average share:	76,022,375	74,171,268	64,918,191
Basic earnings per share:	$0.95	$1.47	$1.72
Earnings per share—diluted
Numerator for increase in net assets per share	$72,353	$109,398	$111,678
Adjustment for interest on Convertible Notes and incentive fees, net	8,135	6,210	5,007
Numerator for diluted earnings per share:	$80,488	$115,608	$116,685
Denominator for basic weighted average share	76,022,375	74,171,268	64,918,191
Adjustment for dilutive effect of Convertible Notes	12,605,366	9,824,127	7,945,196
Denominator for diluted weighted average share	88,627,741	83,995,395	72,863,387
Diluted earnings per share	$0.91	$1.38	$1.60

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

Note 13. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per share data(1):
Net asset value at the beginning of the period	$13.63	$13.46	$13.08	$13.83	$14.38
Net investment income	1.39	1.38	1.36	1.38	1.10
Net realized and unrealized (losses) gains(2)	(0.44)	0.15	0.38	(0.77)	(0.80)
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(3)	—	—	—	—	0.44
Net realized and unrealized gains (losses)(2)(3)	—	—	—	—	0.19
Total net increase	0.95	1.53	1.74	0.61	0.93
Distributions declared to stockholders from net investment income	(1.36)	(1.36)	(1.36)	(1.36)	(1.36)
Distributions declared to stockholders from net realized gains	—	—	—	—	(0.12)
Net asset value at the end of the period	$13.22	$13.63	$13.46	$13.08	$13.83
Per share market value at the end of the period	$12.58	$13.55	$14.10	$13.02	$14.94
Total return based on market value(4)	2.70%	5.54%	19.68%	(4.00)%	9.66%
Total return based on net asset value(5)	7.16%	11.77%	13.98%	4.32%	6.56%
Shares outstanding at end of period	76,106,372	75,935,093	69,717,814	64,005,387	57,997,890
Average weighted shares outstanding for the period	76,022,375	74,171,268	64,918,191	59,715,290	51,846,164
Average net assets for the period	$1,026,313	$1,011,562	$863,193	$832,805	$749,732
Ratio to average net assets(6):
Net investment income	10.33%	10.10%	10.21%	9.91%	10.68%
Total expenses, before waivers/reimbursements	12.90%	10.23%	9.91%	9.28%	7.65%
Total expenses, net of waivers/reimbursements	12.22%	9.45%	9.27%	8.57%	7.41%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).

(2)
Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 were $0.00, $0.05, $0.02, $0.06 and $0.05, respectively.

(3)
For the year ended December 31, 2014, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

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

(6)
Ratio to average net assets for the year ended December 31, 2014 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the year ended December 31, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company's net investment income and expenses.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

The following information sets forth the financial highlights for the Company for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Average debt outstanding—Holdings Credit Facility(1)	$384,433	$345,174	$341,055	$394,945	$243,693
Average debt outstanding—SLF Credit Facility(2)	—	—	—	—	208,377
Average debt outstanding—Convertible Notes(3)	197,058	155,250	125,227	115,000	115,000
Average debt outstanding—SBA-guaranteed debentures(4)	158,471	132,572	119,819	71,921	29,167
Average debt outstanding—Unsecured Notes(5)	266,296	117,877	65,500	—	—
Average debt outstanding—NMFC Credit Facility(6)	117,719	54,853	66,876	60,477	11,227
Average debt outstanding—DB Credit Facility(7)	49,833	—	—	—	—
Average debt outstanding—NMNLC Credit Facility(8)	3,570	—	—	—	—
Asset coverage ratio(9)	181.37%	240.76%	259.34%	234.05%	226.70%
Portfolio turnover(10)	36.75%	41.98%	36.07%	33.93%	29.51%

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

(3)	For the year ended December 31, 2014, average debt outstanding represents the period from June 3, 2014 (issuance of the 2014 Convertible Notes) to December 31, 2014.

(4)	For the year ended December 31, 2014, average debt outstanding represents the period from November 17, 2014 (date of initial SBA-guaranteed debenture borrowing) to December 31, 2014.

(5)	For the year ended December 31, 2016, average debt outstanding represents the period from May 6, 2016 (issuance of the 2016 Unsecured Notes) to December 31, 2016.

(6)	For the year ended December 31, 2014, average debt outstanding represents the period from June 4, 2014 (commencement of the NMFC Credit Facility) to December 31, 2014.

(7)	For the year ended December 31, 2018, average debt outstanding represents the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.

(8)	For the year ended December 31, 2018, average debt outstanding represents the period from September 21, 2018 (commencement of the NMNLC Credit Facility) to December 31, 2018.

(9)	On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

(10)	For the year ended December 31, 2014, portfolio turnover represents the investment activity of the Predecessor Operating Company and the Company.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

Note 14. Selected Quarterly Financial Data (unaudited)
The below selected quarterly financial data is for the Company.
(in thousands except for per share data)

	Total Investment Income		Net Investment Income		Total Net Realized Gains (Losses) and Net Changes in Unrealized Appreciation (Depreciation) of Investments(1)		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2018	$63,509	$0.83	$27,458	$0.36	$(28,842)	$(0.38)	$(1,384)	$(0.02)
September 30, 2018	60,469	0.79	27,117	0.35	(357)	—	26,760	0.35
June 30, 2018	54,598	0.72	25,721	0.34	(2,588)	(0.03)	23,133	0.31
March 31, 2018	52,889	0.70	25,736	0.34	(1,892)	(0.03)	23,844	0.31

December 31, 2017	$53,244	$0.70	$26,683	$0.35	$194	$—	$26,877	$0.35
September 30, 2017	51,236	0.68	26,292	0.35	(1,516)	(0.02)	24,776	0.33
June 30, 2017	50,019	0.66	25,798	0.34	1,530	0.02	27,328	0.36
March 31, 2017	43,307	0.62	23,431	0.34	6,986	0.10	30,417	0.44

December 31, 2016	$43,784	$0.64	$22,980	$0.34	$10,875	$0.16	$33,855	$0.50
September 30, 2016	41,834	0.66	21,729	0.34	3,350	0.05	25,079	0.39
June 30, 2016	41,490	0.65	21,832	0.34	22,861	0.36	44,693	0.70
March 31, 2016	40,976	0.64	21,567	0.34	(13,516)	(0.21)	8,051	0.13

(1)     Includes securities purchased under collateralized agreements to resell, benefit (provision) for taxes and the accretive effect of common stock issuances per share, if applicable.
Note 15. Recent Accounting Standards Updates
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 as of December 31, 2018.
Note 16. Subsequent Events
On January 8, 2019 and January 25, 2019, the Company entered into certain Joinder Supplements (the "Joinders") to add Old Second National Bank and Sumitomo Mitsui Trust Bank, Limited, New York, respectively, as new lenders under the Holdings Credit Facility. After giving effect to the Joinders, the aggregate commitments of the lenders under the Holdings Credit Facility equals $675,000. The Holdings Credit Facility continues to have a revolving period ending on October 24, 2020, and will still mature on October 24, 2022.
On February 14, 2019, the Company completed a public offering of 4,312,500 shares of the Company's common stock (including 562,500 shares of common stock that were issued pursuant to the full exercise of the overallotment option granted to the underwriters to purchase additional shares) at a public offering price of $13.57 per share. The Investment Adviser paid all of the underwriters' sales load of $0.42 per share and an additional supplemental payment of $0.18 per share to the underwriters,

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2018
(in thousands, except share data)

which reflects the difference between the public offering price of $13.57 per share and the net proceeds of $13.75 per share received by the Company in this offering. All payments made by the Investment Adviser are not subject to reimbursement by the Company. The Company received total net proceeds of approximately $59,297 in connection with this offering.
On February 22, 2019, the Company's board of directors declared a first quarter 2019 distribution of $0.34 per share payable on March 29, 2019 to holders of record as of March 15, 2019.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
New Mountain Finance Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2019

Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
PART III
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)
3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)
3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)
4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)
4.2	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated June 3, 2014(7)
4.3	Form of Global Note 5.00% Convertible Note Due 2019 (included as part of Exhibit 4.2)(7)
4.4	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated August 20, 2018(20)
4.5
First Supplemental Indenture, dated August 20, 2018, relating to the 5.75% Convertible Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(20)

4.6	Form of Global Note 5.75% Convertible Note Due 2023 (included as part of Exhibit (4.5))(20)
4.7	Second Supplemental Indenture, dated September 25, 2018, relating to the 5.75% Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(21)
4.8	Form of Global Note 5.75% Note Due 2023 (included as part of Exhibit (4.7))(21)
10.1	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.2	Second Amended and Restated Administration Agreement(10)
10.3	Dividend Reinvestment Plan(2)
10.4	Form of Trademark License Agreement(1)
10.5	Amendment No. 1 to Trademark License Agreement(4)
10.6	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.7	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.8	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.9	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(13)
10.10	Limited Liability Company Agreement for NMFC Senior Loan Program III LLC, dated April 25, 2018(18)
10.11
Third Amended and Restated Loan and Security Agreement, conformed through Amendment No. 2, dated as of November 19, 2018, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(22)

10.12
Form of Joinder Supplement, dated as of December 13, 2018, by and among TIAA, FSB, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(23)

10.13
Form of Joinder Supplement, dated as of January 8, 2019, by and among Old Second National Bank, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(24)

10.14
Form of Joinder Supplement, dated as of January 25, 2019, by and among Sumitomo Mitsui Trust Bank, Limited, New York, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(24)

10.15
Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.16
Form of Senior Secured Revolving Credit Agreement, by and between New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent, dated June 4, 2014(8)

Exhibit Number	Description
10.17	Form of Guarantee and Security Agreement dated June 4, 2014, among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent(8)
10.18
Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(9)

10.19
Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(11)

10.20
Commitment Increase Agreement, dated March 23, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(12)

10.21
Commitment Increase Agreement, dated May 4, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(13)

10.22
Commitment Increase Agreement, dated January 25, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(17)

10.23
Amendment No. 3, dated February 27, 2018 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(17)

10.24
Amendment No. 4, dated as of July 5, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(19)

10.25
Amendment No. 5, dated as of December 12, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent

10.26	Form of Amended and Restated Note Purchase Agreement relating to 5.313% Notes due 2021, dated September 30, 2016, by and between New Mountain Finance Corporation and the purchasers party thereto(14)
10.27	Form of Amended and Restated Note Purchase Agreement relating to 4.760% Notes due 2022, dated June 30, 2017, by and between New Mountain Finance Corporation and the purchasers party thereto(15)
10.28	Form of Amended and Restated Note Purchase Agreement relating to 4.870% Notes due 2023, dated January 30, 2018, by and between New Mountain Finance Corporation and the purchasers party thereto(16)
10.29	Form of Amended and Restated Note Purchase Agreement relating to 5.360% Notes due 2023, dated July 5, 2018, by and between New Mountain Finance Corporation and the purchasers party thereto(19)
10.30
Form of Loan Financing and Servicing Agreement, dated as of December 14, 2018, by and among New Mountain Finance DB, L.L.C., New Mountain Finance Corporation, as equityholder and servicer, the lenders from time to time party thereto, Deutsche Bank, as the facility agent, the other agents from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian(23)

10.31	Form of Sale and Contribution Agreement, dated as of December 14, 2018, between New Mountain Finance Corporation, as seller, and New Mountain Finance DB, L.L.C., as purchaser(23)
14.1	Code of Ethics(1)
21.1	Subsidiaries of New Mountain Finance Corporation:
New Mountain Finance Holdings, L.L.C. (Delaware)
NMF Ancora Holdings, Inc. (Delaware)
NMF QID NGL Holdings, Inc. (Delaware)
NMF YP Holdings, Inc. (Delaware)
New Mountain Finance DB, L.L.C. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC II G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)
New Mountain Finance SBIC II, L.P. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on January 5, 2015.

(10)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 30, 2015.

(12)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 29, 2016.

(13)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 4, 2016.

(14)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 3, 2016.

(15)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on July 3, 2017.

(16)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on February 5, 2018.

(17)	Previously filed in connection with New Mountain Finance Corporation’s annual report on Form 10-K filed on February 28, 2018.

(18)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 7, 2018.

(19)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on July 11, 2018.

(20)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-218040) filed on August 20, 2018.

(21)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 4 (File No. 333-218040) filed on September 25, 2018.

(22)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on November 27, 2018.

(23)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 19, 2018.

(24)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-218040) filed on February 13, 2019.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer), and Director	February 27, 2019
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Shiraz Y. Kajee

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 27, 2019
Steven B. Klinsky

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 27, 2019
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	February 27, 2019
Rome G. Arnold III

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 27, 2019
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	February 27, 2019
David Ogens

By:	/s/ KURT J. WOLFGRUBER	Director	February 27, 2019
Kurt J. Wolfgruber