Form 10-Q
period 2019-03-31
New Mountain Finance Corp
filed 2019-05-06
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	NMFC	New York Stock Exchange
5.75% Notes due 2023	NMFX	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of May 6, 2019
Common stock, par value $0.01 per share	80,519,430

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,020,776 and $1,868,785, respectively)	$2,023,077	$1,861,323
Non-controlled/affiliated investments (cost of $79,423 and $78,438, respectively)	77,587	77,493
Controlled investments (cost of $393,565 and $382,503, respectively)	421,641	403,137
Total investments at fair value (cost of $2,493,764 and $2,329,726, respectively)	2,522,305	2,341,953
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	23,508	23,508
Cash and cash equivalents	65,571	49,664
Interest and dividend receivable	34,370	30,081
Receivable from affiliates	575	288
Other assets	3,787	3,172
Total assets	$2,650,116	$2,448,666
Liabilities
Borrowings
Holdings Credit Facility	$567,063	$512,563
Unsecured Notes	336,750	336,750
Convertible Notes	270,273	270,301
SBA-guaranteed debentures	165,000	165,000
NMFC Credit Facility	135,000	60,000
DB Credit Facility	50,000	57,000
Deferred financing costs (net of accumulated amortization of $23,885 and $22,234, respectively)	(16,186)	(17,515)
Net borrowings	1,507,900	1,384,099
Payable for unsettled securities purchased	20,442	20,147
Interest payable	10,513	12,397
Management fee payable	8,442	8,392
Incentive fee payable	6,863	6,864
Deferred tax liability	896	1,006
Payable to affiliates	798	1,021
Other liabilities	10,983	8,471
Total liabilities	1,566,837	1,442,397
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 80,519,430 and 76,106,372 shares issued and outstanding, respectively	805	761
Paid in capital in excess of par	1,096,017	1,035,629
Accumulated overdistributed earnings	(13,543)	(30,121)
Total net assets	$1,083,279	$1,006,269
Total liabilities and net assets	$2,650,116	$2,448,666
Number of shares outstanding	80,519,430	76,106,372
Net asset value per share	$13.45	$13.22

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Investment income
From non-controlled/non-affiliated investments:
Interest income	$44,457	$35,436
Dividend income	—	486
Non-cash dividend income	1,974	1,324
Other income	2,254	2,868
From non-controlled/affiliated investments:
Interest income	1,004	102
Dividend income	726	845
Non-cash dividend income	291	4,009
Other income	291	302
From controlled investments:
Interest income	2,463	1,201
Dividend income	8,457	4,239
Non-cash dividend income	2,045	1,454
Other income	229	623
Total investment income	64,191	52,889
Expenses
Incentive fee	6,863	6,434
Management fee	10,975	8,692
Interest and other financing expenses	19,146	11,290
Professional fees	766	694
Administrative expenses	1,095	939
Other general and administrative expenses	412	410
Total expenses	39,257	28,459
Less: management fees waived (See Note 5)	(2,533)	(1,322)
Net expenses	36,724	27,137
Net investment income before income taxes	27,467	25,752
Income tax expense	17	16
Net investment income	27,450	25,736
Net realized gains (losses):
Non-controlled/non-affiliated investments	43	206
Controlled investments	3	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	9,763	(3,521)
Non-controlled/affiliated investments	(891)	1,809
Controlled investments	7,442	(456)
Securities purchased under collateralized agreements to resell	—	(12)
Benefit for taxes	110	82
Net realized and unrealized gains (losses)	16,470	(1,892)
Net increase in net assets resulting from operations	$43,920	$23,844
Basic earnings per share	$0.56	$0.31
Weighted average shares of common stock outstanding - basic (See Note 11)	78,457,641	75,935,093
Diluted earnings per share	$0.49	$0.30
Weighted average shares of common stock outstanding - diluted (See Note 11)	95,857,530	85,759,220
Distributions declared and paid per share	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$27,450	$25,736
Net realized gains on investments	46	206
Net change in unrealized appreciation (depreciation) of investments	16,314	(2,168)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(12)
Benefit for taxes	110	82
Net increase in net assets resulting from operations	43,920	23,844
Capital transactions
Net proceeds from shares sold	59,297	—
Deferred offering costs	(229)	—
Distributions declared to stockholders from net investment income	(27,342)	(25,818)
Reinvestment of distributions	1,364	—
Total net increase (decrease) in net assets resulting from capital transactions	33,090	(25,818)
Net increase (decrease) in net assets	77,010	(1,974)
Net assets at the beginning of the period	1,006,269	1,034,975
Net assets at the end of the period	$1,083,279	$1,033,001

Capital share activity
Shares sold	4,312,500	—
Shares issued from the reinvestment of distributions	100,558	—
Net increase in shares outstanding	4,413,058	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$43,920	$23,844
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gains on investments	(46)	(206)
Net change in unrealized (appreciation) depreciation of investments	(16,314)	2,168
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	12
Amortization of purchase discount	(835)	(926)
Amortization of deferred financing costs	1,651	1,307
Amortization of premium on Convertible Notes	(27)	(27)
Non-cash investment income	(6,842)	(4,292)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(158,036)	(237,846)
Proceeds from sales and paydowns of investments	5,857	87,141
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	46	29
Cash paid for purchase of drawn portion of revolving credit facilities	(338)	—
Cash paid on drawn revolvers	(9,026)	(5,423)
Cash repayments on drawn revolvers	5,182	7,092
Interest and dividend receivable	(4,289)	(4,923)
Receivable from affiliates	(287)	(308)
Other assets	(758)	1,781
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	295	29,841
Interest payable	(1,884)	2,094
Management fee payable	50	7,370
Incentive fee payable	(1)	6,434
Deferred tax liability	(110)	(82)
Payable to affiliates	(223)	1,213
Other liabilities	2,758	(101)
Net cash flows used in operating activities	(139,257)	(83,808)
Cash flows from financing activities
Net proceeds from shares sold	59,297	—
Distributions paid	(25,978)	(25,818)
Offering costs paid	(265)	—
Proceeds from Holdings Credit Facility	69,500	94,500
Repayment of Holdings Credit Facility	(15,000)	(51,200)
Proceeds from Unsecured Notes	—	90,000
Proceeds from NMFC Credit Facility	110,000	65,000
Repayment of NMFC Credit Facility	(35,000)	(92,500)
Proceeds from DB Credit Facility	25,000	—
Repayment of DB Credit Facility	(32,000)	—
Deferred financing costs paid	(390)	(1,474)
Net cash flows provided by financing activities	155,164	78,508
Net increase (decrease) in cash and cash equivalents	15,907	(5,300)
Cash and cash equivalents at the beginning of the period	49,664	34,936
Cash and cash equivalents at the end of the period	$65,571	$29,636
Supplemental disclosure of cash flow information
Cash interest paid	$19,085	$7,577
Income taxes paid	3	3
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$1,364	$—
Accrual for offering costs	92	944
Accrual for deferred financing costs	119	171

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)	10.00% (L + 7.50%/M)	6/1/2018	6/8/2026	$12,130	$12,034	$11,948
	Second lien (3)	10.00% (L + 7.50%/M)	3/8/2019	6/8/2026	11,575	11,474	11,401
	Second lien (8)	10.00% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,440	7,388
	Second lien (3)(10) - Drawn	10.00% (L + 7.50%/M)	6/1/2018	6/8/2026	3,641	3,608	3,587
					34,846	34,556	34,324	3.17%
Total Funded Debt Investments - Canada					$34,846	$34,556	$34,324	3.17%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (2)	10.24% (L + 7.50%/Q)	9/25/2017	10/3/2025	$37,853	$37,654	$36,717
	Second lien (8)	10.24% (L + 7.50%/Q)	9/25/2017	10/3/2025	6,000	5,968	5,820
					43,853	43,622	42,537	3.93%
Air Newco LLC**
Software	First lien (2)	7.24% (L + 4.75%/M)	5/25/2018	5/31/2024	20,075	20,030	20,087	1.85%
Total Funded Debt Investments - United Kingdom					$63,928	$63,652	$62,624	5.78%
Funded Debt Investments - United States
Benevis Holding Corp.
Healthcare Services	First lien (2)(9)	9.06% (L + 6.32%/Q)	3/15/2018	3/15/2024	$63,210	$63,210	$63,210
	First lien (8)(9)	9.06% (L + 6.32%/Q)	3/15/2018	3/15/2024	8,557	8,557	8,557
	First lien (3)(9)	9.06% (L + 6.32%/Q)	3/15/2018	3/15/2024	6,952	6,952	6,952
					78,719	78,719	78,719	7.27%
Integro Parent Inc.
Business Services	First lien (2)(9)	8.37% (L + 5.75%/Q)	10/9/2015	10/31/2022	51,113	50,837	51,113
	Second lien (8)(9)	11.87% (L + 9.25%/Q)	10/9/2015	10/30/2023	10,000	9,933	10,000
					61,113	60,770	61,113	5.64%
Kronos Incorporated
Software	Second lien (2)	10.99% (L + 8.25%/Q)	10/26/2012	11/1/2024	36,000	35,574	36,624
	Second lien (3)	10.99% (L + 8.25%/Q)	10/26/2012	11/1/2024	21,147	21,145	21,513
					57,147	56,719	58,137	5.38%
Nomad Buyer, Inc.
Healthcare Services	First lien (2)	7.48% (L + 5.00%/M)	8/3/2018	8/1/2025	58,878	57,062	57,333	5.29%
CentralSquare Technologies, LLC
Software	Second lien (3)	10.00% (L + 7.50%/M)	8/15/2018	8/31/2026	47,839	47,254	47,359
	Second lien (8)	10.00% (L + 7.50%/M)	8/15/2018	8/31/2026	7,500	7,408	7,425
					55,339	54,662	54,784	5.07%
Dealer Tire, LLC
Distribution & Logistics	First lien (2)	8.00% (L + 5.50%/M)	12/4/2018	12/12/2025	53,784	52,480	53,885	4.97%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(9)	8.00% (L + 5.50%/M)	9/17/2018	8/16/2024	50,752	50,281	50,244
	First lien (3)(9)(10) - Drawn	7.99% (L + 5.50%/M)	9/17/2018	8/16/2024	3,485	3,468	3,468
					54,237	53,749	53,712	4.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NM GRC Holdco, LLC
Business Services	First lien (2)(9)	8.60% (L + 6.00%/Q)	2/9/2018	2/9/2024	$38,638	$38,475	$38,638
	First lien (2)(9)(10) - Drawn	8.60% (L + 6.00%/Q)	2/9/2018	2/9/2024	10,739	10,690	10,738
					49,377	49,165	49,376	4.56%
Associations, Inc.
Business Services	First lien (2)(9)	9.80% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	36,168	35,963	35,942
	First lien (8)(9)	9.80% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,000	4,972	4,969
	First lien (3)(9)(10) - Drawn	9.75% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	4,964	4,935	4,933
					46,132	45,870	45,844	4.24%
Brave Parent Holdings, Inc.
Software	Second lien (5)	10.00% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,396	22,416
	Second lien (2)	10.00% (L + 7.50%/M)	7/18/2018	4/17/2026	16,624	16,467	16,562
	Second lien (8)	10.00% (L + 7.50%/M)	7/18/2018	4/17/2026	6,000	5,943	5,977
					45,124	44,806	44,955	4.15%
Quest Software US Holdings Inc.
Software	Second lien (2)	10.99% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,290	43,260	3.99%
Frontline Technologies Group Holdings, LLC
Education	First lien (4)(9)	9.10% (L + 6.50%/Q)	9/18/2017	9/18/2023	22,330	22,198	22,329
	First lien (2)(9)	9.10% (L + 6.50%/Q)	9/18/2017	9/18/2023	16,540	16,442	16,540
	First lien (3)(9)(10) - Drawn	9.10% (L + 6.50%/Q)	9/18/2017	9/18/2023	1,722	1,709	1,722
					40,592	40,349	40,591	3.75%
Symplr Software Intermediate Holdings, Inc. (23)
Symplr Software, Inc. (fka Caliper Software, Inc.)
Healthcare Information Technology	First lien (2)(9)	8.00% (L + 5.50%/M)	11/30/2018	11/28/2025	25,754	25,563	25,561
	First lien (4)(9)	8.00% (L + 5.50%/M)	11/30/2018	11/28/2025	14,963	14,854	14,850
					40,717	40,417	40,411	3.73%
Salient CRGT Inc.
Federal Services	First lien (2)	8.25% (L + 5.75%/M)	1/6/2015	2/28/2022	40,154	39,801	39,652	3.66%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(9)	10.91% (Base + 8.50%/M)	5/12/2014	10/30/2024	39,400	39,344	39,400	3.64%
Trader Interactive, LLC
Business Services	First lien (2)(9)	9.00% (L + 6.50%/M)	6/15/2017	6/17/2024	32,177	31,998	32,177
	First lien (8)(9)	9.00% (L + 6.50%/M)	6/15/2017	6/17/2024	4,987	4,960	4,987
					37,164	36,958	37,164	3.43%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	7.75% (L + 5.25%/M)	4/25/2017	4/29/2024	37,191	37,046	35,889	3.31%
TDG Group Holding Company
Consumer Services	First lien (2)(9)	8.10% (L + 5.50%/Q)	5/22/2018	5/31/2024	25,049	24,938	24,924
	First lien (8)(9)	8.10% (L + 5.50%/Q)	5/22/2018	5/31/2024	4,987	4,965	4,963
	First lien (2)(9)	8.10% (L + 5.50%/Q)	5/22/2018	5/31/2024	3,346	3,331	3,329
	First lien (3)(9)(10) - Drawn	8.03% (L + 5.50%/Q)	5/22/2018	5/31/2024	1,261	1,255	1,255
					34,643	34,489	34,471	3.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Geo Parent Corporation
Business Services	First lien (2)	8.06% (L + 5.50%/Q)	12/13/2018	12/19/2025	$33,578	$33,414	$33,494	3.09%
Finalsite Holdings, Inc.
Software	First lien (4)(9)	8.25% (L + 5.50%/Q)	9/28/2018	9/25/2024	22,388	22,231	22,220
	First lien (2)(9)	8.25% (L + 5.50%/Q)	9/28/2018	9/25/2024	11,058	10,980	10,974
					33,446	33,211	33,194	3.06%
Navicure, Inc.
Healthcare Services	Second lien (2)	10.00% (L + 7.50%/M)	10/23/2017	10/31/2025	25,970	25,908	25,580
	Second lien (8)	10.00% (L + 7.50%/M)	10/23/2017	10/31/2025	6,000	5,986	5,910
					31,970	31,894	31,490	2.91%
iCIMS, Inc.
Software	First lien (8)(9)	8.99% (L + 6.50%/M)	9/12/2018	9/12/2024	31,636	31,342	31,320	2.89%
Ansira Holdings, Inc.
Business Services	First lien (8)	8.25% (L + 5.75%/M)	12/19/2016	12/20/2022	28,672	28,578	28,600
	First lien (3)(10) - Drawn	8.25% (L + 5.75%/M)	12/19/2016	12/20/2022	1,789	1,782	1,784
					30,461	30,360	30,384	2.80%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	7.85% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,670	24,540	24,176
	Second lien (2)	11.85% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,462	4,410
					29,170	29,002	28,586	2.64%
Sovos Brands Intermediate, Inc.
Food & Beverage	First lien (2)	7.50% (L + 5.00%/M)	11/16/2018	11/20/2025	28,169	28,033	27,887	2.57%
Conservice, LLC
Business Services	First lien (2)(9)	7.75% (L + 5.25%/M)	1/3/2019	11/29/2024	25,502	25,378	25,375	2.34%
EN Engineering, LLC
Business Services	First lien (2)(9)	7.00% (L + 4.50%/M)	7/30/2015	6/30/2021	23,286	23,177	23,286
	First lien (2)(9)	7.00% (L + 4.50%/M)	7/30/2015	6/30/2021	1,347	1,340	1,347
					24,633	24,517	24,633	2.27%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(9)	7.85% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,229	17,157	17,229
	First lien (3)(9)	7.85% (L + 5.25%/Q)	12/20/2017	7/2/2021	4,216	4,184	4,216
	First lien (3)(9)(10) - Drawn	7.85% (L + 5.25%/Q)	12/20/2017	7/2/2021	2,886	2,865	2,886
	First lien (3)(9)(10) - Drawn	9.75% (P + 4.25%/Q)	7/2/2015	7/2/2021	41	41	41
					24,372	24,247	24,372	2.25%
SW Holdings, LLC
Business Services	Second lien (4)(9)	11.35% (L + 8.75%/Q)	6/30/2015	12/30/2021	18,161	18,060	18,161
	Second lien (3)(9)	11.35% (L + 8.75%/Q)	4/16/2018	12/30/2021	6,181	6,133	6,181
					24,342	24,193	24,342	2.25%
Apptio, Inc.
Software	First lien (8)(9)	9.74% (L + 7.25%/M)	1/10/2019	1/10/2025	24,796	24,314	24,300	2.24%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(9)	7.25% (L + 4.75%/M)	8/4/2015	8/4/2022	17,370	17,275	17,370
	First lien (4)(9)	7.25% (L + 4.75%/M)	6/16/2017	8/4/2022	4,520	4,504	4,520
	First lien (2)(9)	7.25% (L + 4.75%/M)	9/25/2017	8/4/2022	1,146	1,142	1,146
	First lien (4)(9)	7.25% (L + 4.75%/M)	9/25/2017	8/4/2022	504	503	504
					23,540	23,424	23,540	2.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	10.75% (L + 8.25%/M)	7/26/2018	7/30/2026	$22,533	$22,456	$22,589	2.09%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	9.75% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,297	14,205
	Second lien (8)	9.75% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,473	7,425
					21,849	21,770	21,630	2.00%
AAC Holding Corp.
Education	First lien (2)(9)	10.74% (L + 8.25%/M)	9/30/2015	9/30/2020	22,214	22,099	21,412	1.98%
Avatar Topco, Inc. (22)
EAB Global, Inc.
Education	Second lien (3)	10.16% (L + 7.50%/S)	11/17/2017	11/17/2025	13,950	13,766	13,811
	Second lien (8)	10.16% (L + 7.50%/S)	11/17/2017	11/17/2025	7,500	7,401	7,425
					21,450	21,167	21,236	1.96%
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)
Healthcare Services	Second lien (2)	11.00% (L + 8.50%/M)	2/5/2019	3/8/2027	21,051	20,579	20,735	1.91%
Help/Systems Holdings, Inc.
Software	Second lien (5)	10.25% (L + 7.75%/M)	3/23/2018	3/27/2026	20,231	20,139	20,130	1.86%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)	11.12% (L + 8.50%/Q)	3/5/2019	3/5/2027	20,372	20,068	20,067	1.85%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	10.10% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,900	11,640
	Second lien (8)	10.10% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,438	7,275
					19,500	19,338	18,915	1.75%
Integral Ad Science, Inc.
Software	First lien (8)(9)	9.75% (L + 6.00% + 1.25% PIK/M)*	7/19/2018	7/19/2024	18,735	18,566	18,548	1.71%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(9)	9.88% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,497	18,365	18,497	1.71%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(9)	7.16% (L + 4.75%/W)	12/18/2018	11/29/2024	17,456	17,372	17,369	1.60%
Navex Topco, Inc.
Software	Second lien (2)	9.50% (L + 7.00%/M)	8/9/2018	9/4/2026	16,807	16,726	16,541	1.53%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,792	15,977	1.47%
Hill International, Inc.**
Business Services	First lien (2)(9)	8.35% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,524	15,465	15,524	1.43%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(9)	8.25% (L + 5.75%/Q)	8/6/2014	8/5/2021	6,335	6,316	6,335
	First lien (2)(9)	8.25% (L + 5.75%/Q)	8/24/2018	8/5/2021	3,640	3,610	3,640
	First lien (2)(9)	8.25% (L + 5.75%/Q)	8/6/2014	8/5/2021	3,020	3,012	3,020
	First lien (2)(9)	8.25% (L + 5.75%/Q)	8/6/2014	8/5/2021	975	972	975
	First lien (2)(9)	8.25% (L + 5.75%/Q)	8/3/2018	8/5/2021	840	833	840
	First lien (2)(9)	8.25% (L + 5.75%/Q)	5/23/2018	8/5/2021	571	563	571
					15,381	15,306	15,381	1.42%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
OEConnection LLC
Business Services	Second lien (3)	10.50% (L + 8.00%/M)	11/22/2017	11/22/2025	$7,660	$7,567	$7,602
	Second lien (8)	10.50% (L + 8.00%/M)	11/22/2017	11/22/2025	7,500	7,409	7,444
					15,160	14,976	15,046	1.39%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.00% (L + 7.50%/M)	4/18/2016	10/19/2023	15,000	14,739	15,000	1.38%
Xactly Corporation
Software	First lien (4)(9)	9.75% (L + 7.25%/M)	7/31/2017	7/29/2022	14,690	14,583	14,690	1.36%
Transcendia Holdings, Inc.
Packaging	Second lien (8)	10.50% (L + 8.00%/M)	6/28/2017	5/30/2025	7,500	7,413	7,228
	Second lien (3)	10.50% (L + 8.00%/M)	6/28/2017	5/30/2025	7,000	6,919	6,746
					14,500	14,332	13,974	1.29%
Project Accelerate Parent, LLC
Business Services	Second lien (8)(9)	10.99% (L + 8.50%/M)	1/2/2018	1/2/2026	7,500	7,416	7,500
	Second lien (3)(9)	10.99% (L + 8.50%/M)	1/2/2018	1/2/2026	5,973	5,906	5,973
					13,473	13,322	13,473	1.24%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(9)	9.05% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,381	13,376	1.23%
Castle Management Borrower LLC
Business Services	First lien (2)(9)	8.94% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,315	13,256	13,248	1.22%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(9)	13.00% (L + 7.50% + 3.00% PIK/M)*	8/25/2017	8/25/2023	13,302	13,213	12,668
	First lien (3)(9)(10) - Drawn	13.00% (L + 7.50% + 3.00% PIK/M)*	8/25/2017	8/25/2023	363	360	345
					13,665	13,573	13,013	1.20%
Ministry Brands, LLC
Software	First lien (2)	6.50% (L + 4.00%/M)	12/7/2016	12/2/2022	2,955	2,945	2,955
	Second lien (8)(9)	11.88% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,798	7,840
	Second lien (3)(9)	11.88% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,148	2,160
					12,955	12,891	12,955	1.20%
Zywave, Inc.
Software	Second lien (4)(9)	11.49% (L + 9.00%/M)	11/22/2016	11/17/2023	11,000	10,939	11,000
	First lien (3)(9)(10) - Drawn	7.50% (L + 5.00%/M)	11/22/2016	11/17/2022	1,200	1,191	1,200
					12,200	12,130	12,200	1.13%
CHA Holdings, Inc.
Business Services	Second lien (4)	11.35% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,947	7,117
	Second lien (3)	11.35% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,412	4,519
					11,465	11,359	11,636	1.07%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(9)	—	5/3/2013	—	14,500	14,500	11,362	1.05%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	10.08% (L + 7.50%/M)	5/23/2018	5/25/2026	10,607	10,583	10,501	0.97%
Vectra Co.
Business Products	Second lien (8)	9.75% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,751	10,397	0.96%
Masergy Holdings, Inc.
Business Services	Second lien (2)	10.10% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,454	10,303	0.95%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	10.50% (L + 8.00%/M)	7/15/2016	7/15/2021	$8,812	$8,778	$8,812
	First lien (4)(9)	10.50% (L + 8.00%/M)	7/15/2016	7/15/2021	1,469	1,463	1,469
					10,281	10,241	10,281	0.95%
VT Topco, Inc.
Business Services	Second lien (4)	9.60% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,976	9,975	0.92%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)	7.31% (L + 4.75%/Q)	3/18/2019	10/24/2022	9,974	9,776	9,775	0.90%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(9)	8.72% (L + 6.00%/S)	9/15/2017	9/15/2023	5,263	5,229	5,263
	First lien (2)(9)	8.68% (L + 6.00%/S)	9/15/2017	9/15/2023	4,333	4,299	4,333
					9,596	9,528	9,596	0.89%
AgKnowledge Holdings Company, Inc.
Business Services	First Lien (4)	7.25% (L + 4.75%/M)	11/30/2018	7/23/2023	9,426	9,382	9,403	0.87%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	8.00% (L + 5.50%/M)	2/22/2017	8/16/2022	9,400	9,197	9,353	0.86%
JAMF Holdings, Inc.
Software	First lien (8)(9)	10.69% (L + 8.00%/Q)	11/13/2017	11/11/2022	8,757	8,690	8,757
	First lien (3)(9)(10) - Drawn	10.50% (L + 8.00%/M)	11/13/2017	11/11/2022	500	495	500
					9,257	9,185	9,257	0.85%
Wrike, Inc.
Software	First lien (8)(9)	9.25% (L + 6.75%/M)	12/31/2018	12/31/2024	9,067	8,979	8,976	0.83%
Idera, Inc.
Software	Second lien (4)	11.50% (L + 9.00%/M)	6/27/2017	6/27/2025	8,000	7,898	8,040	0.74%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	11.00% (L + 8.50%/M)	6/9/2016	9/7/2024	7,583	7,511	7,508	0.69%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (2)	9.99% (L + 7.50%/M)	8/16/2017	9/15/2025	7,000	6,940	6,913	0.64%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	9.00% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,706	6,739	0.62%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	9.25% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,702	6,623	0.61%
DealerSocket, Inc.
Software	First lien (2)	7.25% (L + 4.75%/M)	4/16/2018	4/26/2023	6,661	6,619	6,594	0.61%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	9.25% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,702	6,581	0.61%
First American Payment Systems, L.P.
Business Services	First lien (2)	7.39% (L + 4.75%/Q)	1/3/2017	1/5/2024	6,344	6,297	6,344	0.59%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,823	5,445	0.50%
ADG, LLC
Healthcare Services	Second lien (3)(9)	11.88% (L + 9.00%/S)	10/3/2016	3/28/2024	5,000	4,944	4,568	0.42%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,460	0.23%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,955	2,085	0.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Diligent Corporation
Software	First lien (3)(9)(10) - Drawn	8.35% (L + 5.50%/S)	12/19/2018	4/14/2022	$2,082	$2,070	$2,069	0.19%
Education Management Corporation (12)
Education Management II LLC
Education	First Lien (2)	11.00% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	211	205	7
	First Lien (3)	11.00% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	119	116	4
	First Lien (2)	14.00% (P + 8.50%/Q)(24)	1/5/2015	7/2/2020	475	437	1
	First Lien (3)	14.00% (P + 8.50%/Q)(24)	1/5/2015	7/2/2020	268	246	1
					1,073	1,004	13	0.00%
PPVA Fund, L.P.
Business Services	Collateralized Financing (25)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$1,872,815	$1,857,498	$1,855,936	171.33%
Total Funded Debt Investments					$1,971,589	$1,955,706	$1,952,884	180.28%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(9)(21)	—	9/1/2017	—	68,611	$6,781	$6,861	0.63%
Total Shares - Hong Kong						$6,781	$6,861	0.63%
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(9)(22)	—	11/17/2017	—	35,750	$41,673	$41,642	3.84%
Tenawa Resource Holdings LLC (13)
QID NGL LLC	Preferred shares (6)(9)	—	10/30/2017	—	1,623,385	1,624	2,717
Energy	Ordinary shares (6)(9)	—	5/12/2014	—	5,290,997	5,291	8,412
						6,915	11,129	1.03%
Symplr Software Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred Shares (4)(9)(23)	—	11/30/2018	—	7,500	7,722	7,717
	Preferred Shares (3)(9)(23)	—	11/30/2018	—	2,586	2,662	2,661
						10,384	10,378	0.96%
Education Management Corporation(12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	1
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	1	0.00%
Total Shares - United States						$59,441	$63,150	5.83%
Total Shares						$66,222	$70,011	6.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(9)	—	5/5/2014	5/5/2026	622	$37	$812	0.07%
Total Warrants - United States						$37	$812	0.07%
Total Funded Investments						$2,021,965	$2,023,707	186.81%
Unfunded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)(10) - Undrawn	—	6/1/2018	6/6/2020	$1,266	$2	$(19)	(0.00)%
Total Unfunded Debt Investments - Canada					$1,266	$2	$(19)	(0.00)%
Unfunded Debt Investments - United States						`
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	12/20/2017	12/20/2019	$6,338	$(55)	$—
	First lien (3)(9)(10) - Undrawn	—	7/2/2015	7/2/2021	2,059	(21)	—
					8,397	(76)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(9)(10) - Undrawn	—	8/4/2015	8/4/2021	1,000	(10)	—	—%
Ministry Brands, LLC
Software	First lien (3)(9)(10) - Undrawn	—	12/7/2016	12/2/2022	1,000	(5)	—	—%
Zywave, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/22/2016	11/17/2022	800	(6)	—	—%
Benevis Holding Corp.
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	3/29/2019	4/17/2020	7,821	—	—	—%
Trader Interactive, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
Xactly Corporation
Software	First lien (3)(9)(10) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	6/8/2018	10/30/2021	6,743	(34)	—	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/15/2017	3/15/2023	1,738	(17)	—	—%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(9)(10) - Undrawn	—	9/18/2017	9/18/2019	6,016	(45)	—	—%
JAMF Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/13/2017	11/11/2022	250	(2)	—	—%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)(10) - Undrawn	—	2/9/2018	2/9/2020	771	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10) - Undrawn	—	11/30/2018	7/23/2023	$526	$(3)	$(1)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(6)	(0.00)%
Wrike, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	(9)	(0.00)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	12/19/2016	4/16/2020	5,433	(14)	(14)	(0.00)%
Integral Ad Science, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	7/19/2018	7/19/2023	1,429	(14)	(14)	(0.00)%
Finalsite Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	(19)	(0.00)%
TDG Group Holding Company
Consumer Services	First lien (3)(9)(10) - Undrawn	—	5/22/2018	5/31/2024	3,783	(19)	(19)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	1,977	(20)	(20)	(0.00)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	8/25/2017	8/25/2023	517	(5)	(25)	(0.00)%
Conservice, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	1/3/2019	11/29/2024	1,360	(7)	(7)
	First lien (3)(9)(10) - Undrawn	—	1/3/2019	6/30/2020	6,716	—	(33)
					8,076	(7)	(40)	(0.00)%
Apptio, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	1/10/2019	1/10/2025	2,066	(41)	(41)	(0.01)%
Associations, Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2021	5,245	(33)	(33)
	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	(13)
					7,278	(46)	(46)	(0.01)%
Diligent Corporation
Software	First lien (3)(9)(10) - Undrawn	—	12/19/2018	12/19/2020	11,349	(71)	(71)	(0.01)%
Salient CRGT Inc.
Federal Services	First lien (3)(10) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(77)	(0.01)%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/17/2018	8/16/2020	41,820	(209)	(209)	(0.02)%
Total Unfunded Debt Investments - United States					$131,594	$(1,191)	$(611)	(0.06)%
Total Unfunded Debt Investments					$132,860	$(1,189)	$(630)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments						$2,020,776	$2,023,077	186.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Affiliated Investments (26)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(9)	14.99% (L + 7.50% + 5.00% PIK/M)*	6/14/2018	6/30/2022	$10,207	$10,207	$10,207
	First lien (3)(9)(10) - Drawn	8.98% (L + 6.50%/M)	6/14/2018	6/30/2022	17,750	17,750	17,750
	Subordinated (3)(9)	18.00% PIK/Q*	12/26/2018	6/30/2022	2,520	2,520	2,520
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	2,383	2,383	2,029
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	1,228	1,228	1,045
					34,088	34,088	33,551	3.10%
Total Funded Debt Investments - United States					$34,088	$34,088	$33,551	3.10%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(9)	—	6/13/2014	—	—	$23,000	$23,000	2.12%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(9)	—	7/31/2017	—	25,000,000	11,501	11,247
	Ordinary shares (3)(9)	—	7/31/2017	—	2,786,000	1,281	1,253
						12,782	12,500	1.16%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(9)(16)	—	10/31/2016	—	1,819,162	8,203	8,205
	Ordinary shares (3)(9)	—	10/31/2016	—	1,366,452	1,350	331
						9,553	8,536	0.79%
Total Shares - United States						$45,335	$44,036	4.07%
Total Funded Investments						$79,423	$77,587	7.17%
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(9)(10) - Undrawn	—	6/14/2018	6/30/2022	$2,250	$—	$—	—%
Total Unfunded Debt Investments - United States					$2,250	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$79,423	$77,587	7.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Controlled Investments (27)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	First lien (2)	11.24% (L + 4.50% + 4.00% PIK/Q)*	8/6/2018	6/9/2021	$8,560	$7,424	$7,062
	Second lien (3)(9)	7.00% PIK/Q*	2/23/2018	12/9/2021	11,384	10,815	11,384
	Second lien (3)(9)(10) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	7,184	7,184	7,184
	Subordinated (3)(9)	8.50% PIK/Q*	6/9/2015	12/9/2021	4,997	4,994	4,997
	Subordinated (2)(9)	10.00% PIK/Q*	6/9/2015	12/9/2021	18,998	18,998	15,199
	Subordinated (3)(9)	10.00% PIK/Q*	6/9/2015	12/9/2021	4,674	4,674	3,739
					55,797	54,089	49,565	4.58%
NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	15,104	11,263	10,951
	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	8,347	7,389	7,303
					23,451	18,652	18,254	1.68%
UniTek Global Services, Inc.
Business Services	First lien (2)(9)	8.10% (L + 5.50%/Q)	6/29/2018	8/20/2024	12,510	12,510	12,510
	First lien (2)(9)	8.10% (L + 5.50%/Q)	6/29/2018	8/20/2024	2,502	2,502	2,502
					15,012	15,012	15,012	1.39%
Total Funded Debt Investments - United States					$94,260	$87,753	$82,831	7.65%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	$7,345	$9,620	0.89%
Total Shares - Canada						$7,345	$9,620	0.89%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(9)	—	5/4/2018	—	—	$80,000	$80,000	7.38%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(9)	—	5/3/2016	—	—	79,400	79,400	7.33%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(9)(17)	—	1/13/2015	—	25,680,224	23,300	22,755
	Preferred shares (3)(9)(17)	—	1/13/2015	—	7,096,792	6,439	6,289
	Preferred shares (3)(9)(18)	—	6/30/2017	—	13,700,715	13,701	13,655
	Preferred shares (3)(9)(19)	—	8/17/2018	—	7,424,072	7,424	7,424
	Ordinary shares (2)(9)	—	1/13/2015	—	2,096,477	1,925	10,013
	Ordinary shares (3)(9)	—	1/13/2015	—	1,993,749	532	9,523
						53,321	69,659	6.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	$32,578	$33,778	3.12%
NM GLCR LLC
Net Lease	Membership interest (7)(9)	—	2/1/2018	—	—	14,750	20,628	1.90%
NM CLFX LP
Net Lease	Membership interest (7)(9)	—	10/6/2017	—	—	12,538	12,731	1.18%
NM APP US LLC
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	5,080	6,006	0.55%
NM DRVT LLC
Net Lease	Membership interest (7)(9)	—	11/18/2016	—	—	5,152	5,661	0.52%
NM KRLN LLC
Net Lease	Membership interest (7)(9)	—	11/15/2016	—	—	7,510	4,294	0.40%
NHME Holdings Corp.(20)
Healthcare Services	Ordinary Shares (3)(9)	—	11/27/2018	—	640,000	4,000	4,000	0.37%
NM JRA LLC
Net Lease	Membership interest (7)(9)	—	8/12/2016	—	—	2,043	2,557	0.24%
Edmentum Ultimate Holdings, LLC(15)
Education	Ordinary shares (3)(9)	—	6/9/2015	—	123,968	11	827
	Ordinary shares (2)(9)	—	6/9/2015	—	107,143	9	715
						20	1,542	0.14%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	306	314	0.03%
Total Shares - United States						$296,698	$320,570	29.59%
Total Shares						$304,043	$330,190	30.48%
Warrants - United States
Edmentum Ultimate Holdings, LLC(15)
Education	Warrants (3)(9)	—	2/23/2018	5/5/2026	1,141,846	$769	$7,620	0.70%
NHME Holdings Corp.(20)
Healthcare Services	Warrants (3)(9)	—	11/27/2018	—	160,000	1,000	1,000	0.09%
Total Warrants - United States						$1,769	$8,620	0.79%
Total Funded Investments						$393,565	$421,641	38.92%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(9)(10) - Undrawn	—	6/9/2015	12/9/2021	$447	$—	$—	—%
Total Unfunded Debt Investments - United States					$447	$—	$—	—%
Total Controlled Investments						$393,565	$421,641	38.92%
Total Investments						$2,493,764	$2,522,305	232.84%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

(1)
New Mountain Finance Corporation (the “Company”) generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)
Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Finance Holdings, L.L.C. (“NMF Holdings”) as the Borrower, Wells Fargo Bank, National Association as the Administrative Agent, and Collateral Custodian. See Note 7. Borrowings, for details.

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

(11)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2019.

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

(23)
The Company holds preferred equity in Symplr Intermediate Holdings, Inc. and holds a first lien term loan investment in Symplr Software Inc, Inc. (fka Caliper Software, Inc.), a wholly-owned subsidiary of Symplr Software Intermediate Holdings, Inc. The preferred equity is entitled to receive preferential dividends at a rate of L + 10.50% per annum.

(24)	Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.

(25)
The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $23,508 as of March 31, 2019. See Note 2. Summary of Significant Accounting Policies, for details.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(in thousands, except shares)
(unaudited)

(26)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2019 and December 31, 2018, along with transactions during the three months ended March 31, 2019 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2019	Interest Income	Dividend Income	Other Income
NMFC Senior Loan Program I LLC	$23,000	$—	$—	$—	$—	$23,000	$—	$726	$283
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	41,966	1,010	(25)	—	(864)	42,087	1,004	291	8
Sierra Hamilton Holdings Corporation	12,527	—	—	—	(27)	12,500	—	—	—
Total Non-Controlled/Affiliated Investments	$77,493	$1,010	$(25)	$—	$(891)	$77,587	$1,004	$1,017	$291

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

(27)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of March 31, 2019 and December 31, 2018, along with transactions during the three months ended March 31, 2019 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2019	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$45,011	$6,667	$(32)	$3	$7,081	$58,727	$1,339	$—	$4
National HME, Inc./NHME Holdings Corp.	22,722	820	—	—	(288)	23,254	820	—	—
NM APP CANADA CORP	9,727	—	—	—	(107)	9,620	—	229	—
NM APP US LLC	5,912	—	—	—	94	6,006	—	134	—
NM CLFX LP	12,770	—	—	—	(39)	12,731	—	396	—
NM DRVT LLC	5,619	—	—	—	42	5,661	—	148	—
NM JRA LLC	2,537	—	—	—	20	2,557	—	66	—
NM GLCR LLC	20,343	—	—	—	285	20,628	—	438	—
NM KRLN LLC	4,205	—	—	—	89	4,294	—	213	—
NM NL Holdings, L.P.	33,392	—	—	—	386	33,778	—	928	—
NM GP Holdco, LLC	311	—	—	—	3	314	—	9	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	3,176	—
NMFC Senior Loan Program III LLC	78,400	1,600	—	—	—	80,000	—	2,720	—
UniTek Global Services, Inc.	82,788	2,045	(38)	—	(124)	84,671	304	2,045	225
Total Controlled Investments	$403,137	$11,132	$(70)	$3	$7,442	$421,641	$2,463	$10,502	$229

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2019, 13.03% of the Company’s investments were non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2019
(unaudited)

March 31, 2019
Investment Type	Percent of Total Investments at Fair Value
First lien	50.61%
Second lien	28.75%
Subordinated	2.65%
Equity and other	17.99%
Total investments	100.00%

March 31, 2019
Industry Type	Percent of Total Investments at Fair Value
Business Services	25.63%
Software	19.99%
Healthcare Services	16.08%
Education	9.09%
Investment Fund (includes investments in joint ventures)	7.23%
Energy	4.17%
Net Lease	3.79%
Distribution & Logistics	3.29%
Consumer Services	3.05%
Federal Services	2.99%
Healthcare Information Technology	2.61%
Food & Beverage	1.12%
Packaging	0.55%
Business Products	0.41%
Total investments	100.00%

March 31, 2019
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.31%
Fixed rates	6.69%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ansira Holdings, Inc.
Business Services	First lien (2)	8.27% (L + 5.75%/M)	12/19/2016	12/20/2022	$28,744	$28,645	$28,615
	First lien (3)(10) - Drawn	8.27% (L + 5.75%/M)	12/19/2016	12/20/2022	1,791	1,784	1,782
					30,535	30,429	30,397	3.02%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	8.05% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,732	24,597	24,238
	Second lien (2)	12.05% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,461	4,444
					29,232	29,058	28,682	2.85%
Sovos Brands Intermediate, Inc.
Food & Beverage	First lien (2)	7.64% (L + 5.00%/M)	11/16/2018	11/20/2025	28,240	28,099	27,957	2.78%
EN Engineering, LLC
Business Services	First lien (2)(9)	7.02% (L + 4.50%/M)	7/30/2015	6/30/2021	23,347	23,226	23,347
	First lien (2)(9)	7.02% (L + 4.50%/M)	7/30/2015	6/30/2021	1,350	1,343	1,350
					24,697	24,569	24,697	2.45%
SW Holdings, LLC
Business Services	Second lien (4)(9)	11.55% (L + 8.75%/Q)	6/30/2015	12/30/2021	18,161	18,052	18,161
	Second lien (3)(9)	11.55% (L + 8.75%/Q)	4/16/2018	12/30/2021	6,181	6,130	6,181
					24,342	24,182	24,342	2.42%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(9)	8.05% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,274	17,194	17,274
	First lien (3)(9)(10) - Drawn	7.98% (L + 5.25%/Q)	12/20/2017	7/2/2021	6,702	6,647	6,702
	First lien (3)(9)(10) - Drawn	9.75% (P + 4.25%/Q)	7/2/2015	7/2/2021	144	142	144
					24,120	23,983	24,120	2.40%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(9)	7.28% (L + 4.75%/M)	8/4/2015	8/4/2022	17,415	17,314	17,415
	First lien (4)(9)	7.28% (L + 4.75%/M)	6/16/2017	8/4/2022	4,531	4,514	4,531
	First lien (2)(9)	7.28% (L + 4.75%/M)	9/25/2017	8/4/2022	1,149	1,145	1,149
	First lien (4)(9)	7.28% (L + 4.75%/M)	9/25/2017	8/4/2022	506	504	506
					23,601	23,477	23,601	2.35%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	9.64% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,296	14,295
	Second lien (8)	9.64% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,473	7,472
					21,849	21,769	21,767	2.16%
AAC Holding Corp.
Education	First lien (2)(9)	10.60% (L + 8.25%/M)	9/30/2015	9/30/2020	22,403	22,269	21,578	2.14%
Avatar Topco, Inc. (22)
EAB Global, Inc.
Education	Second lien (3)	10.16% (L + 7.50%/Q)	11/17/2017	11/17/2025	13,950	13,762	13,811
	Second lien (8)	10.16% (L + 7.50%/Q)	11/17/2017	11/17/2025	7,500	7,399	7,425
					21,450	21,161	21,236	2.11%
Help/Systems Holdings, Inc.
Software	Second lien (5)	10.27% (L + 7.75%/M)	3/23/2018	3/27/2026	20,231	20,136	20,029	1.99%
Symplr Software Intermediate Holdings, Inc. (23)
Caliper Software, Inc.
Healthcare Information Technology	First lien (4)(9)	8.02% (L + 5.50%/M)	11/30/2018	11/28/2025	15,000	14,888	14,888
	First lien (2)(9)	8.02% (L + 5.50%/M)	11/30/2018	11/28/2025	5,171	5,133	5,132
					20,171	20,021	20,020	1.99%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
SSH Group Holdings, Inc.
Education	Second lien (2)	10.77% (L + 8.25%/Q)	7/26/2018	7/30/2026	$20,116	$20,019	$19,960	1.98%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (3)	10.30% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,897	11,580
	Second lien (8)	10.30% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,436	7,238
					19,500	19,333	18,818	1.87%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(9)	10.06% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,545	18,404	18,545	1.84%
Integral Ad Science, Inc.
Software	First lien (8)(9)	9.78% (L + 6.00% + 1.25% PIK/M)*	7/19/2018	7/19/2024	18,678	18,503	18,491	1.84%
The Kleinfelder Group, Inc.
Business Services	First lien (4)	7.17% (L + 4.75%/M)	12/18/2018	11/29/2024	17,500	17,413	17,413	1.73%
Navex Topco, Inc.
Software	Second lien (2)	9.53% (L + 7.00%/M)	8/9/2018	9/4/2026	16,807	16,725	16,218	1.61%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,776	15,750	1.57%
Hill International, Inc.**
Business Services	First lien (2)(9)	8.55% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,563	15,502	15,563	1.55%
QC McKissock Investment, LLC (14)
McKissock, LLC
Education	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/6/2014	8/5/2021	6,351	6,330	6,351
	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/24/2018	8/5/2021	3,649	3,616	3,649
	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/6/2014	8/5/2021	3,028	3,019	3,028
	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/6/2014	8/5/2021	977	974	977
	First lien (2)(9)	8.55% (L + 5.75%/Q)	8/3/2018	8/5/2021	842	835	842
	First lien (2)(9)	8.55% (L + 5.75%/Q)	5/23/2018	8/5/2021	572	564	572
					15,419	15,338	15,419	1.53%
OEConnection LLC
Business Services	Second lien (3)	10.53% (L + 8.00%/M)	11/22/2017	11/22/2025	7,660	7,564	7,602
	Second lien (8)	10.53% (L + 8.00%/M)	11/22/2017	11/22/2025	7,500	7,407	7,443
					15,160	14,971	15,045	1.49%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	10.03% (L + 7.50%/Q)	4/18/2016	10/19/2023	15,000	14,727	14,925	1.48%
Xactly Corporation
Software	First lien (4)(9)	9.78% (L + 7.25%/M)	7/31/2017	7/29/2022	14,690	14,577	14,690	1.46%
Transcendia Holdings, Inc.
Packaging	Second lien (8)	10.52% (L + 8.00%/M)	6/28/2017	5/30/2025	7,500	7,411	7,385
	Second lien (3)	10.52% (L + 8.00%/M)	6/28/2017	5/30/2025	7,000	6,917	6,893
					14,500	14,328	14,278	1.42%
Alegeus Technologies Holdings Corp.
Healthcare Services	First lien (2)(9)	8.66% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,378	13,376	1.33%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	10.10% (L + 7.50%/M)	5/23/2018	5/25/2026	13,450	13,418	13,316	1.32%
Project Accelerate Parent, LLC
Business Services	Second lien (8)(9)	10.89% (L + 8.50%/M)	1/2/2018	1/2/2026	7,500	7,414	7,406
	Second lien (3)(9)	10.89% (L + 8.50%/M)	1/2/2018	1/2/2026	5,973	5,905	5,898
					13,473	13,319	13,304	1.32%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Castle Management Borrower LLC
Business Services	First lien (2)(9)	8.87% (L + 6.25%/Q)	5/31/2018	2/15/2024	$13,347	$13,286	$13,281	1.32%
Ministry Brands, LLC
Software	First lien (2)	6.52% (L + 4.00%/M)	12/7/2016	12/2/2022	2,962	2,952	2,962
	Second lien (8)(9)	11.77% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,796	7,840
	Second lien (3)(9)	11.77% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,148	2,160
					12,962	12,896	12,962	1.29%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(9)	13.03% (L + 10.50%/M)	8/25/2017	8/25/2023	13,262	13,169	12,477
	First lien (3)(9)(10) - Drawn	13.03% (L + 7.50% + 3.00% PIK/M)*	8/25/2017	8/25/2023	17	17	16
					13,279	13,186	12,493	1.24%
Zywave, Inc.
Software	Second lien (4)(9)	11.65% (L + 9.00%/Q)	11/22/2016	11/17/2023	11,000	10,936	11,000
	First lien (3)(9)(10) - Drawn	7.52% (L + 5.00%/M)	11/22/2016	11/17/2022	1,200	1,191	1,200
					12,200	12,127	12,200	1.21%
CHA Holdings, Inc.
Business Services	Second lien (4)	11.55% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,946	7,103
	Second lien (3)	11.55% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,411	4,511
					11,465	11,357	11,614	1.15%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(9)	—	5/3/2013	—	14,500	14,500	11,362	1.13%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	10.52% (L + 8.00%/M)	7/15/2016	7/15/2021	8,972	8,935	8,972
	First lien (4)(9)	10.52% (L + 8.00%/M)	7/15/2016	7/15/2021	1,495	1,489	1,495
					10,467	10,424	10,467	1.04%
Vectra Co.
Business Products	Second lien (8)	9.77% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,751	10,465	1.04%
Masergy Holdings, Inc.
Business Services	Second lien (2)	10.31% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,452	10,290	1.02%
VT Topco, Inc.
Business Services	Second lien (4)	9.80% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,976	9,987	0.99%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(9)	8.57% (L + 6.00%/S)	9/15/2017	9/15/2023	4,344	4,308	4,344
	First lien (3)(9)(10) - Drawn	8.61% (L + 6.00%/S)	9/15/2017	9/15/2023	5,277	5,240	5,277
					9,621	9,548	9,621	0.96%
AgKnowledge Holdings Company, Inc.
Business Services	First Lien (4)	7.27% (L + 4.75%/Q)	11/30/2018	7/23/2023	9,450	9,403	9,426	0.94%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	8.02% (L + 5.50%/M)	2/22/2017	8/16/2022	9,488	9,269	9,179	0.91%
Wrike, Inc.
Software	First lien (8)	9.28% (L + 6.75%/M)	12/31/2018	12/31/2024	9,067	8,976	8,976	0.89%
JAMF Holdings, Inc.
Software	First lien (8)(9)	10.61% (L + 8.00%/Q)	11/13/2017	11/11/2022	8,757	8,686	8,757	0.87%
Idera, Inc.
Software	Second lien (4)	11.53% (L + 9.00%/M)	6/27/2017	6/27/2025	8,000	7,895	8,020	0.80%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	11.02% (L + 8.50%/M)	6/9/2016	9/7/2024	$7,583	$7,508	$7,508	0.75%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	9.27% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,701	6,631	0.66%
DealerSocket, Inc.
Software	First lien (2)	7.27% (L + 4.75%/M)	4/16/2018	4/26/2023	6,678	6,633	6,597	0.66%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (2)	10.00% (L + 7.50%/M)	8/16/2017	9/15/2025	7,000	6,938	6,545	0.65%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.90% (L + 6.50%/Q)	9/24/2018	10/1/2026	6,722	6,705	6,520	0.65%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	9.27% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,702	6,429	0.64%
First American Payment Systems, L.P.
Business Services	First lien (2)	7.29% (L + 4.75%/Q)	1/3/2017	1/5/2024	6,391	6,342	6,359	0.63%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,816	5,350	0.53%
ADG, LLC
Healthcare Services	Second lien (3)(9)	11.88% (L + 9.00%/S)	10/3/2016	3/28/2024	5,000	4,942	4,578	0.45%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,100	0.20%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,953	2,010	0.20%
Education Management Corporation (12)
Education Management II LLC	First Lien (2)	11.00% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	211	205	15
Education	First Lien (3)	11.00% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	119	116	8
	First Lien (2)	14.00% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	475	437	19
	First Lien (3)	14.00% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	268	246	11
					1,073	1,004	53	0.01%
PPVA Fund, L.P.
Business Services	Collateralized Financing (25)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$1,733,369	$1,719,771	$1,709,641	169.89%
Total Funded Debt Investments					$1,819,774	$1,805,709	$1,793,598	178.24%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(9)(21)	—	9/1/2017	—	66,528	$6,573	$6,653	0.66%
Total Shares - Hong Kong						$6,573	$6,653	0.66%
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(9)(22)	—	11/17/2017	—	35,750	$40,247	$39,890	3.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Tenawa Resource Holdings LLC (13)
QID NGL LLC	Preferred shares (6)(9)	—	10/30/2017	—	1,623,385	$1,623	$2,717
Energy	Ordinary shares (6)(9)	—	5/12/2014	—	5,290,997	5,291	8,412
						6,914	11,129	1.11%
Symplr Software Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred Shares (4)(9)(23)	—	11/30/2018	—	7,500	7,470	7,469
	Preferred Shares (3)(9)(23)	—	11/30/2018	—	2,586	2,575	2,575
						10,045	10,044	1.00%
Education Management Corporation (12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$57,675	$61,063	6.07%
Total Shares						$64,248	$67,716	6.73%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(9)	—	5/5/2014	5/5/2026	622	$37	$664	0.07%
Total Warrants - United States						$37	$664	0.07%
Total Funded Investments						$1,869,994	$1,861,978	185.04%
Unfunded Debt Investments - Canada
Dentalcorp Perfect Smile ULC**
Healthcare Services	Second lien (3)(10) - Undrawn	—	6/1/2018	6/6/2020	$2,110	$2	$(32)	(0.00)%
Total Unfunded Debt Investments - Canada					$2,110	$2	$(32)	(0.00)%
Unfunded Debt Investments - United States
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	12/20/2017	12/20/2019	$6,755	$(59)	$—
	First lien (3)(9)(10) - Undrawn	—	7/2/2015	7/2/2021	1,956	(20)	—
					8,711	(79)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(9)(10) - Undrawn	—	8/4/2015	8/4/2021	1,000	(10)	—	—%
Ministry Brands, LLC
Software	First lien (3)(10) - Undrawn	—	12/7/2016	12/2/2022	1,000	(5)	—	—%
Zywave, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/22/2016	11/17/2022	800	(6)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Trader Interactive, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	6/15/2017	6/15/2023	$1,673	$(13)	$—	—%
Xactly Corporation
Software	First lien (3)(9)(10) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	6/8/2018	10/30/2021	4,686	(23)	—	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/15/2017	3/15/2019	6,307	(16)	—
	First lien (3)(9)(10) - Undrawn	—	9/15/2017	3/15/2023	1,738	(17)	—
					8,045	(33)	—	—%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(9)(10) - Undrawn	—	9/18/2017	9/18/2019	7,738	(58)	—	—%
JAMF Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/13/2017	11/11/2022	750	(8)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	(1)	(0.00)%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)(10) - Undrawn	—	2/9/2018	2/9/2020	771	(2)	(2)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(7)	(0.00)%
Wrike, Inc.
Software	First lien (3)(10) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	(9)	(0.00)%
Integral Ad Science, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	7/19/2018	7/19/2023	1,429	(14)	(14)	(0.00)%
Finalsite Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	(19)	(0.00)%
TDG Group Holding Company
Consumer Services	First lien (3)(9)(10) - Undrawn	—	5/22/2018	5/31/2024	3,783	(19)	(19)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	1,977	(20)	(20)	(0.00)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	12/19/2016	4/16/2020	5,433	(14)	(24)	(0.00)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	8/25/2017	8/25/2023	862	(7)	(51)	(0.01)%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2018
(in thousands, except shares)

December 31, 2018
Investment Type	Percent of Total Investments at Fair Value
First lien	50.11%
Second lien	28.29%
Subordinated	2.79%
Equity and other	18.81%
Total investments	100.00%

December 31, 2018
Industry Type	Percent of Total Investments at Fair Value
Business Services	23.67%
Software	20.41%
Healthcare Services	14.80%
Education	8.94%
Investment Fund (includes investments in joint ventures)	7.72%
Consumer Services	5.15%
Energy	4.49%
Net Lease	4.05%
Distribution & Logistics	3.44%
Federal Services	3.16%
Healthcare Information Technology	1.92%
Food & Beverage	1.19%
Packaging	0.61%
Business Products	0.45%
Total investments	100.00%

December 31, 2018
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.25%
Fixed rates	6.75%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2019
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through March 31, 2019, NMFC raised approximately $673,878 in net proceeds from additional offerings of its common stock.
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
The Company has established the following wholly-owned direct and indirect subsidiaries:

•
New Mountain Finance Holdings, L.L.C. ("NMF Holdings" or the "Predecessor Operating Company") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used secure NMF Holdings’ credit facility and NMFDB’s credit facility, respectively;

•
New Mountain Finance SBIC, L.P. ("SBIC I")  and New Mountain Finance SBIC II, L.P. ("SBIC II"), who have received licenses from the United States ("U.S.") Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act") and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP") and New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP"), respectively;

•
New Mountain Net Lease Corporation ("NMNLC"), which acquires commercial real properties that are subject to ‘‘triple net’’ leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code;

•
NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID") and NMF YP Holdings Inc. ("NMF YP"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and

•	New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the

Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2019, the Company’s top five industry concentrations were business services, software, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2019.
Below is certain summarized property information for NMNLC as of March 31, 2019:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2019
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$34,092
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	20,628
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,731
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	9,620
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,006
NM DRVT, LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,661
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	4,294
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	2,557
					$95,589
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2019 and December 31, 2018, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $23,508 and $23,508, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2019 and December 31, 2018.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2019 and March 31, 2018, the Company recognized PIK and non-cash interest from investments of $2,960 and $1,674, respectively, and PIK and non-cash dividends from investments of $4,310 and $6,787, respectively.
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
For the three months ended March 31, 2019 and March 31, 2018, the Company recognized a total income tax benefit of approximately $93 and $66, respectively, for the Company’s consolidated subsidiaries. For the three months ended March 31, 2019 and March 31, 2018, the Company recorded current income tax expense of approximately $17 and $16, respectively, and deferred income tax benefit of approximately $110 and $82, respectively.
As of March 31, 2019 and December 31, 2018, the Company had $896 and $1,006, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2018, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2019 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three months ended March 31, 2019 and March 31, 2018, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the share repurchase program.
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

Note 3. Investments
At March 31, 2019, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,276,678	$1,276,616
Second lien	725,813	725,162
Subordinated	73,867	66,858
Equity and other	417,406	453,669
Total investments	$2,493,764	$2,522,305
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$632,888	$646,448
Software	500,466	504,318
Healthcare Services	406,688	405,588
Education	226,174	229,265
Investment Fund (includes investments in joint ventures)	182,400	182,400
Energy	102,682	105,116
Net Lease	87,302	95,589
Distribution & Logistics	82,059	83,081
Consumer Services	78,092	76,989
Federal Services	76,357	75,464
Healthcare Information Technology	65,540	65,789
Food & Beverage	28,033	27,887
Packaging	14,332	13,974
Business Products	10,751	10,397
Total investments	$2,493,764	$2,522,305

At December 31, 2018, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,179,129	$1,173,459
Second lien	666,545	662,556
Subordinated	72,559	65,297
Equity and other	411,493	440,641
Total investments	$2,329,726	$2,341,953
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$541,901	$554,404
Software	476,473	478,063
Healthcare Services	350,357	346,521
Education	214,032	209,433
Investment Fund (includes investments in joint ventures)	180,800	180,800
Consumer Services	122,326	120,562
Energy	101,794	105,122
Net Lease	87,299	94,816
Distribution & Logistics	82,201	80,581
Federal Services	74,572	73,962
Healthcare Information Technology	44,793	44,989
Food & Beverage	28,099	27,957
Packaging	14,328	14,278
Business Products	10,751	10,465
Total investments	$2,329,726	$2,341,953
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of March 31, 2019, the Company's investment in EDMC placed on non-accrual status represented an aggregate cost basis of $1,004, an aggregate fair value of $13 and total unearned interest income of $41 for the three months then ended.
As of March 31, 2019, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $42,782 and $0, respectively. As of March 31, 2019, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $92,775. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2019.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. As of March 31, 2019 and December 31, 2018, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $11,362 and $11,362, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I are subject to restrictions and, as a result, interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until August 31, 2021, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period is currently until August 31, 2019. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of March 31, 2019, SLP I had total investments with an aggregate fair value of approximately $337,363, debt outstanding of $246,667 and capital that had been called and funded of $93,000. As of December 31, 2018, SLP I had total investments with an aggregate fair value of approximately $327,240, debt outstanding of $242,567 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2019 and December 31, 2018.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2019 and March 31, 2018, the Company earned approximately $283 and $295, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2019 and December 31, 2018, approximately $571 and $288, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2019 and March 31, 2018, the Company earned approximately $726 and $845, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2019 and December 31, 2018, approximately $820 and $750, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between the Company and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from the Company and SkyKnight. SLP II's investment period is currently until April 12, 2020 and SLP II will continue in existence until April 12, 2021. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of March 31, 2019, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2019 and December 31, 2018.
On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum. As of March 31, 2019 and December 31, 2018, SLP II had total investments with an aggregate fair value of approximately $366,806 and $336,869, respectively, and debt outstanding under its credit facility of $267,870 and $243,170, respectively. As of March 31, 2019 and December 31, 2018, none of SLP II's investments were on non-accrual. Additionally, as of March 31, 2019 and December 31, 2018, SLP II had unfunded commitments in the form of delayed draws of $4,382 and $5,858, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
First lien investments (1)	375,703	348,577
Weighted average interest rate on first lien investments (2)	6.81%	6.84%
Number of portfolio companies in SLP II	34	31
Largest portfolio company investment (1)	17,106	17,150
Total of five largest portfolio company investments (1)	80,566	80,766

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of March 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	6.24% (L + 3.75%)	2/27/2025	$9,908	$9,864	$9,834
ADG, LLC	Healthcare Services	7.63% (L + 4.75%)	9/28/2023	16,819	16,703	16,566
Brave Parent Holdings, Inc.	Software	6.50% (L + 4.00%)	4/18/2025	15,384	15,332	15,223
CentralSquare Technologies, LLC	Software	6.25% (L + 3.75%)	8/29/2025	14,963	14,928	14,766
CHA Holdings, Inc.	Business Services	7.10% (L + 4.50%)	4/10/2025	10,778	10,735	10,765
CommerceHub, Inc.	Software	6.25% (L + 3.75%)	5/21/2025	2,481	2,470	2,447
Drilling Info Holdings, Inc.	Business Services	6.75% (L + 4.25%)	7/30/2025	14,812	14,751	14,756
Edgewood Partners Holdings LLC	Business Services	6.75% (L + 4.25%)	9/6/2024	6,397	6,334	6,381
Fastlane Parent Company, Inc.	Distribution & Logistics	7.10% (L + 4.50%)	2/4/2026	3,500	3,431	3,474
GOBP Holdings, Inc.	Retail	6.35% (L + 3.75%)	10/22/2025	2,494	2,488	2,480
Greenway Health, LLC	Software	6.35% (L + 3.75%)	2/16/2024	14,738	14,683	13,669
Idera, Inc.	Software	7.00% (L + 4.50%)	6/28/2024	12,460	12,361	12,470
Institutional Shareholder Services Inc.	Business Services	7.10% (L + 4.50%)	3/5/2026	14,000	13,861	13,930
J.D. Power (fka J.D. Power and Associates)	Business Services	6.25% (L + 3.75%)	9/7/2023	14,924	14,884	14,700
Keystone Acquisition Corp.	Healthcare Services	7.85% (L + 5.25%)	5/1/2024	5,319	5,277	5,213
LSCS Holdings, Inc.	Healthcare Services	6.75% (L + 4.25%)	3/17/2025	7,316	7,308	7,298
LSCS Holdings, Inc.	Healthcare Services	6.82% (L + 4.25%)	3/17/2025	1,889	1,886	1,884
Market Track, LLC	Business Services	6.83% (L + 4.25%)	6/5/2024	11,790	11,744	11,201
Medical Solutions Holdings, Inc.	Healthcare Services	6.25% (L + 3.75%)	6/14/2024	4,420	4,403	4,420
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	12,254	12,210	12,254
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	2,111	2,104	2,111
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	886	882	886
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	6.75% (L + 4.25%)	3/9/2026	14,123	13,982	14,121
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	6.75% (L + 4.25%)	3/9/2026	877	868	877
NorthStar Financial Services Group, LLC	Software	6.08% (L + 3.50%)	5/25/2025	5,885	5,859	5,797
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.75% (L + 5.25%)	4/29/2024	10,315	10,276	9,955
Poseidon Intermediate, LLC	Software	6.75% (L + 4.25%)	8/15/2022	14,691	14,689	14,674
Premise Health Holding Corp.	Healthcare Services	6.35% (L + 3.75%)	7/10/2025	1,383	1,376	1,372
Project Accelerate Parent, LLC	Business Services	6.74% (L + 4.25%)	1/2/2025	14,851	14,786	14,888
PSC Industrial Holdings Corp.	Industrial Services	6.23% (L + 3.75%)	10/11/2024	10,368	10,284	10,247
Quartz Holding Company	Software	6.49% (L + 4.00%)	4/2/2026	4,000	3,980	4,005
Quest Software US Holdings Inc.	Software	6.99% (L + 4.25%)	5/16/2025	14,963	14,895	14,799
Salient CRGT Inc.	Federal Services	8.25% (L + 5.75%)	2/28/2022	13,415	13,331	13,247
Spring Education Group (fka SSH Group Holdings, Inc.)	Education	6.75% (L + 4.25%)	7/30/2025	8,955	8,934	8,893
Wirepath LLC	Distribution & Logistics	6.63% (L + 4.00%)	8/5/2024	14,925	14,925	14,701
WP CityMD Bidco LLC	Healthcare Services	6.10% (L + 3.50%)	6/7/2024	10,795	10,774	10,471
YI, LLC	Healthcare Services	6.60% (L + 4.00%)	11/7/2024	15,026	15,015	14,932
Zywave, Inc.	Software	7.50% (L + 5.00%)	11/17/2022	17,106	17,051	17,106
Total Funded Investments				$371,321	$369,664	$366,813
Unfunded Investments - First lien:
CHA Holdings, Inc.	Business Services	—	10/10/2019	$2,143	$(11)	$(3)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	62	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	1,087	(11)	(3)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(1)
Total Unfunded Investments				$4,382	$(27)	$(7)
Total Investments				$375,703	$369,637	$366,806

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2019.

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

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2018.

(2)	Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP II.

Below is certain summarized financial information for SLP II as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and March 31, 2018:

Selected Balance Sheet Information:	March 31, 2019	December 31, 2018
Investments at fair value (cost of $369,637 and $341,247, respectively)	$366,806	$336,869
Cash and other assets	8,184	7,620
Total assets	$374,990	$344,489

Credit facility	$267,870	$243,170
Deferred financing costs	(1,226)	(1,374)
Distribution payable	4,000	3,250
Payable for unsettled securities purchased	3,980	—
Other liabilities	2,896	2,869
Total liabilities	277,520	247,915

Members' capital	$97,470	$96,574
Total liabilities and members' capital	$374,990	$344,489

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2019	March 31, 2018
Interest income	$6,223	$5,630
Other income	26	22
Total investment income	6,249	5,652

Interest and other financing expenses	2,773	2,428
Other expenses	135	224
Total expenses	2,908	2,652
Net investment income	3,341	3,000

Net realized gains on investments	8	453
Net change in unrealized appreciation (depreciation) of investments	1,547	677
Net increase in members' capital	$4,896	$4,130
For the three months ended March 31, 2019 and March 31, 2018, the Company earned approximately $3,176 and $2,620, respectively, of dividend income related to SLP II, which is included in dividend income. As of March 31, 2019 and December 31, 2018, approximately $3,176 and $2,581, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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

SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2019, the Company and SkyKnight II have committed and contributed $80,000 and $20,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2019 and December 31, 2018.
On May 2, 2018, SLP III closed its $300,000 revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. As of March 31, 2019 and December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $384,567 and $365,357, respectively, and debt outstanding under its credit facility of $293,100 and $280,300, respectively. As of March 31, 2019 and December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2019 and December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $5,289 and $8,811, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
First lien investments (1)	396,227	383,289
Weighted average interest rate on first lien investments (2)	6.46%	6.50%
Number of portfolio companies in SLP III	41	39
Largest portfolio company investment (1)	18,914	18,958
Total of five largest portfolio company investments (1)	85,729	85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	6.24% (L + 3.75%)	2/27/2025	$1,213	$1,213	$1,204
Affordable Care Holding Corp.	Healthcare Services	7.31% (L + 4.75%)	10/24/2022	6,010	5,914	5,889
Bracket Intermediate Holding Corp.	Healthcare Services	6.73% (L + 4.25%)	9/5/2025	14,925	14,855	14,869
Brave Parent Holdings, Inc.	Software	6.50% (L + 4.00%)	4/18/2025	14,887	14,838	14,732
CentralSquare Technologies, LLC	Software	6.25% (L + 3.75%)	8/29/2025	14,963	14,928	14,766
Certara Holdco, Inc.	Healthcare I.T.	6.10% (L + 3.50%)	8/15/2024	1,272	1,276	1,262
CHA Holdings, Inc.	Business Services	7.10% (L + 4.50%)	4/10/2025	995	995	994
CommerceHub, Inc.	Software	6.25% (L + 3.75%)	5/21/2025	14,888	14,821	14,683
CRCI Longhorn Holdings, Inc.	Business Services	6.00% (L + 3.50%)	8/8/2025	14,925	14,856	14,645
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	6.25% (L + 3.75%)	6/6/2025	11,910	11,883	11,642
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	6.25% (L + 3.75%)	6/6/2025	2,194	2,189	2,145
Drilling Info Holdings, Inc.	Business Services	6.75% (L + 4.25%)	7/30/2025	18,851	18,763	18,780
Edgewood Partners Holdings LLC	Business Services	6.75% (L + 4.25%)	9/6/2024	6,397	6,334	6,381
Fastlane Parent Company, Inc.	Distribution & Logistics	7.10% (L + 4.50%)	2/4/2026	3,500	3,431	3,474
GOBP Holdings, Inc.	Retail	6.35% (L + 3.75%)	10/22/2025	14,963	14,927	14,878
Greenway Health, LLC	Software	6.35% (L + 3.75%)	2/16/2024	14,783	14,793	13,711
Heartland Dental, LLC	Healthcare Services	6.25% (L + 3.75%)	4/30/2025	18,457	18,373	17,972
Idera, Inc.	Software	7.00% (L + 4.50%)	6/28/2024	2,288	2,283	2,290
Institutional Shareholder Services Inc.	Business Services	7.10% (L + 4.50%)	3/5/2026	1,000	990	995
J.D. Power (fka J.D. Power and Associates)	Business Services	6.25% (L + 3.75%)	9/7/2023	5,969	5,969	5,880
Market Track, LLC	Business Services	6.83% (L + 4.25%)	6/5/2024	4,814	4,809	4,574
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	4,584	4,565	4,584
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	886	882	886
National Intergovernmental Purchasing Alliance Company	Business Services	6.35% (L + 3.75%)	5/23/2025	14,888	14,875	14,813
Navex Topco, Inc.	Software	5.75% (L + 3.25%)	9/5/2025	14,924	14,855	14,645
Navicure, Inc.	Healthcare Services	6.25% (L + 3.75%)	11/1/2024	2,977	2,978	2,940
Netsmart Technologies, Inc.	Healthcare I.T.	6.25% (L + 3.75%)	4/19/2023	10,411	10,412	10,306
Newport Group Holdings II, Inc.	Business Services	6.36% (L + 3.75%)	9/12/2025	4,975	4,953	4,935
NorthStar Financial Services Group, LLC	Software	6.08% (L + 3.50%)	5/25/2025	11,770	11,717	11,595
OEConnection LLC	Business Services	6.50% (L + 4.00%)	11/22/2024	1,825	1,838	1,811
Outcomes Group Holdings, Inc.	Healthcare Services	6.00% (L + 3.50%)	10/24/2025	6,484	6,468	6,362
Pelican Products, Inc.	Business Products	5.98% (L + 3.50%)	5/1/2025	4,963	4,951	4,888
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.75% (L + 5.25%)	4/29/2024	15,549	15,480	15,005
Premise Health Holding Corp.	Healthcare Services	6.35% (L + 3.75%)	7/10/2025	13,828	13,763	13,724
Quartz Holding Company	Software	6.49% (L + 4.00%)	4/2/2026	2,000	1,990	2,003
Quest Software US Holdings Inc.	Software	6.99% (L + 4.25%)	5/16/2025	14,963	14,895	14,799
Refinitiv US Holdings Inc. (fka Financial & Risk US Holdings, Inc.)	Business Services	6.25% (L + 3.75%)	10/1/2025	7,980	7,961	7,755
Sierra Enterprises, LLC	Food & Beverage	6.00% (L + 3.50%)	11/11/2024	2,475	2,472	2,456
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.75% (L + 4.25%)	7/30/2025	14,925	14,890	14,822
VT Topco, Inc.	Business Services	6.35% (L + 3.75%)	8/1/2025	7,960	7,941	7,920
VT Topco, Inc.	Business Services	6.35% (L + 3.75%)	8/1/2025	1,145	1,144	1,140
Wirepath LLC	Distribution & Logistics	6.63% (L + 4.00%)	8/5/2024	17,433	17,433	17,172
WP CityMD Bidco LLC	Healthcare Services	6.10% (L + 3.50%)	6/7/2024	14,849	14,849	14,404
YI, LLC	Healthcare Services	6.60% (L + 4.00%)	11/7/2024	9,940	9,932	9,878
Total Funded Investments				$390,938	$389,684	$384,609

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	—	6/6/2020	$794	$—	$(18)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	63	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	1,087	(11)	(3)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(11)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(6)
VT Topco, Inc.	Business Services	—	8/1/2020	849	—	(4)
Total Unfunded Investments				$5,289	$(19)	$(42)
Total Investments				$396,227	$389,665	$384,567

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2019.

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

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2018.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

Below is certain summarized financial information for SLP III as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and March 31, 2018:

Selected Balance Sheet Information:	March 31, 2019	December 31, 2018
Investments at fair value (cost of $389,665 and $373,422)	$384,567	$365,357
Cash and other assets	10,487	9,138
Receivable from unsettled securities sold	4,897	—
Total assets	$399,951	$374,495

Credit facility	$293,100	$280,300
Deferred financing costs	(2,670)	(2,831)
Payable for unsettled securities purchased	6,874	—
Distribution payable	3,400	2,600
Other liabilities	4,843	4,456
Total liabilities	305,547	284,525

Members' capital	$94,404	$89,970
Total liabilities and members' capital	$399,951	$374,495

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2019	March 31, 2018(1)
Interest income	$6,293	$—
Other income	70	—
Total investment income	6,363	—

Interest and other financing expenses	3,391	—
Other expenses	138	—
Total expenses	3,529	—
Net investment income	2,834	—

Net realized gains on investments	33	—
Net change in unrealized appreciation of investments	2,967	—
Net increase in members' capital	$5,834	$—

(1)	SLP III commenced operations on April 25, 2018.
For the three months ended March 31, 2019, the Company earned approximately $2,720 of dividend income related to SLP III, which is included in dividend income. As of March 31, 2019 and December 31, 2018 approximately $2,720 and $2,080, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of March 31, 2019, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2019:

	Total	Level I	Level II	Level III
First lien	$1,276,616	$—	$168,900	$1,107,716
Second lien	725,162	—	408,652	316,510
Subordinated	66,858	—	25,967	40,891
Equity and other	453,669	1	—	453,668
Total investments	$2,522,305	$1	$603,519	$1,918,785
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2018:

	Total	Level I	Level II	Level III
First lien	$1,173,459	$—	$185,931	$987,528
Second lien	662,556	—	355,741	306,815
Subordinated	65,297	—	25,210	40,087
Equity and other	440,641	—	—	440,641
Total investments	$2,341,953	$—	$566,882	$1,775,071
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Total gains or losses included in earnings:
Net realized gains on investments	38	31	7	—	—
Net change in unrealized appreciation (depreciation)	9,784	1,906	1,240	(480)	7,118
Purchases, including capitalized PIK and revolver fundings	149,741	95,493	47,055	1,284	5,909
Proceeds from sales and paydowns of investments	(10,711)	(7,854)	(2,857)	—	—
Transfers into Level III(1)	104,983	36,971	68,012	—	—
Transfers out of Level III(1)	(110,121)	(6,359)	(103,762)	—	—
Fair Value, March 31, 2019	$1,918,785	$1,107,716	$316,510	$40,891	$453,668
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,784	$1,906	$1,240	$(480)	$7,118

(1)
As of March 31, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2017	$1,405,754	$556,697	$443,082	$27,101	$378,874
Total gains or losses included in earnings:
Net realized gains on investments	97	97	—	—	—
Net change in unrealized depreciation	(1,554)	(282)	(1,009)	(107)	(156)
Purchases, including capitalized PIK and revolver fundings	198,319	134,287	44,106	1,198	18,728
Proceeds from sales and paydowns of investments	(89,333)	(89,333)	—	—	—
Transfers into Level III(1)	76,037	76,037	—	—	—
Transfers out of Level III(1)	(76,155)	(28,112)	(48,043)	—	—
Fair Value, March 31, 2018	$1,513,165	$649,391	$438,136	$28,192	$397,446
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,043)	$229	$(1,009)	$(107)	$(156)

(1)
As of March 31, 2018, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2019 and March 31, 2018. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2019 and December 31, 2018, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2019 and December 31, 2018, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2019 were as follows:

				Range
Type	Fair Value as of March 31, 2019	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$902,428	Market & income approach	EBITDA multiple	2.0x	30.0x	12.0x
			Revenue multiple	3.5x	11.0x	6.9x
			Discount rate	7.4%	15.3%	9.5%
	195,513	Market quote	Broker quote	N/A	N/A	N/A
	9,775	Other	N/A(1)	N/A	N/A	N/A
Second lien	110,205	Market & income approach	EBITDA multiple	8.5x	15.0x	11.1x
			Discount rate	10.0%	20.0%	12.8%
	186,238	Market quote	Broker quote	N/A	N/A	N/A
	20,067	Other	N/A(1)	N/A	N/A	N/A
Subordinated	40,891	Market & income approach	EBITDA multiple	4.8x	12.5x	10.1x
			Discount rate	11.0%	21.4%	16.8%
Equity and other	452,856	Market & income approach	EBITDA multiple	0.4x	18.0x	10.7x
			Discount rate	6.5%	26.2%	13.6%
	812	Black Scholes analysis	Expected life in years	7.0	7.0	7.0
			Volatility	37.5%	37.5%	37.5%
			Discount rate	2.6%	2.6%	2.6%
	$1,918,785

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of March 31, 2019, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes and the 2018B Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of March 31, 2019 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the Convertible Notes and the 5.75% Unsecured Notes (as defined in Note 7. Borrowings) as of March 31, 2019 was $271,273 and $51,978, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of March 31, 2019 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of March 31, 2019 and March 31, 2018 was approximately $632,173 and $323,280, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2019 and March 31, 2018, management fees waived were approximately $2,533 and $1,322, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of March 31, 2019), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Management fee	$10,975	$8,692
Less: management fee waiver	(2,533)	(1,322)
Total management fee	8,442	7,370
Incentive fee, excluding accrued capital gains incentive fees	$6,863	$6,434
Accrued capital gains incentive fees(1)	$—	$—

(1)
As of March 31, 2019 and March 31, 2018, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2019 and March 31, 2018, approximately $723 and $659, respectively, of indirect administrative expenses were included in administrative expenses none of which were waived by the Administrator. As of March 31, 2019 and December 31, 2018, approximately $723 and $681, respectively, of indirect administrative expenses were included in payable to affiliates.
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
Note 7. Borrowings
On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150.0% from 200.0% under certain circumstances. On April 12, 2018, the Company's board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to the Company at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of the Company’s stockholders at such special meeting of stockholders, and thus the Company became subject to the 150.0% minimum asset coverage ratio on June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2019, the Company’s asset coverage ratio was 179.7%.
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
As of March 31, 2019, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $675,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest expense	$6,338	$3,126
Non-usage fee	$117	$212
Amortization of financing costs	$679	$616
Weighted average interest rate	4.5%	3.9%
Effective interest rate	5.1%	5.0%
Average debt outstanding	$566,338	$322,943
As of March 31, 2019 and December 31, 2018, the outstanding balance on the Holdings Credit Facility was $567,063 and $512,563, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of March 31, 2019, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $135,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest expense	$1,019	$852
Non-usage fee	$50	$57
Amortization of financing costs	$122	$112
Weighted average interest rate	5.1%	4.2%
Effective interest rate	5.9%	5.1%
Average debt outstanding	$81,500	$81,694
As of March 31, 2019 and December 31, 2018, the outstanding balance on the NMFC Credit Facility was $135,000 and $60,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
As of March 31, 2019, the maximum amount of revolving borrowings available under the DB Credit Facility was $100,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018(1)
Interest expense	$535	$—
Non-usage fee	$77	$—
Amortization of financing costs	$65	$—
Weighted average interest rate	5.6%	—%
Effective interest rate	7.1%	—%
Average debt outstanding	$38,456	$—

(1)	Not applicable as the DB Credit Facility commenced on December 14, 2018.
As of March 31, 2019 and December 31, 2018, the outstanding balance on the DB Credit Facility was $50,000 and $57,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
As of March 31, 2019, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30,000. For the three months ended March 31, 2019, interest expense, non-usage fees and amortization of financing costs were $0, $11 and $28, respectively. As of March 31, 2019 and December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.
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
The 2018 Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2019. The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018A Indenture. The Company may not redeem the 2018 Convertible Notes prior to May 15, 2023. On or after May 15, 2023, the Company may redeem the 2018 Convertible Notes for cash, in whole or from time to time in part, at its option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2018 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
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
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of March 31, 2019.

	2014 Convertible Notes	2018 Convertible Notes
Initial conversion premium	12.5%	10.0%
Initial conversion rate(1)	62.7746	65.8762
Initial conversion price	$15.93	$15.18
Conversion premium at March 31, 2019	11.7%	10.0%
Conversion rate at March 31, 2019(1)(2)	63.2794	65.8762
Conversion price at March 31, 2019(2)(3)	$15.80	$15.18
Last conversion price calculation date	June 3, 2018	August 20, 2018

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2019 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest expense	$3,594	$1,941
Amortization of financing costs	$346	$293
Amortization of premium	$(27)	$(27)
Weighted average interest rate	5.4%	5.0%
Effective interest rate	5.9%	5.8%
Average debt outstanding	$270,250	$155,250
As of March 31, 2019 and December 31, 2018, the outstanding balance on the Convertible Notes was $270,250 and $270,250, respectively, and NMFC was in compliance with the terms of the 2014 Indenture and 2018A Indenture on such dates, as applicable.
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
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2019. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
The 2018B Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act as may be applicable to the Company from time to time or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC and (ii) provide certain financial information to the holders of the 5.75% Unsecured Notes and the trustee if the

Company ceases to be subject to the reporting requirements of the Exchange Act. The 2018B Indenture also includes additional financial covenants related to asset coverage. These covenants are subject to limitations and exceptions that are described in the 2018B Indenture.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018(1)
Interest expense	$4,360	$2,592
Amortization of financing costs	$275	$162
Weighted average interest rate	5.3%	5.1%
Effective interest rate	5.6%	5.4%
Average debt outstanding	$336,750	$206,000

(1)
For the three months ended March 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018A Unsecured Notes for the period from January 30, 2018 (issuance date of the 2018A Unsecured Notes) to March 31, 2018.

As of March 31, 2019 and December 31, 2018, the outstanding balance on the Unsecured Notes was $336,750 and $336,750, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

As of March 31, 2019 and December 31, 2018, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of March 31, 2019 and December 31, 2018, SBIC II had regulatory capital of $42,500 and $42,500, respectively, and $15,000 and $15,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2019.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest expense	$1,345	$1,160
Amortization of financing costs	$136	$124
Weighted average interest rate	3.3%	3.1%
Effective interest rate	3.6%	3.5%
Average debt outstanding	$165,000	$150,000
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2019 and December 31, 2018, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2019, the Company had unfunded commitments on revolving credit facilities of $42,782, no outstanding bridge financing commitments and other future funding commitments of $92,775. As of December 31, 2018, the Company had unfunded commitments on revolving credit facilities of $43,539, no outstanding bridge financing commitments and other future funding commitments of $94,407. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility and the NMNLC Credit Facility as of March 31, 2019 and December 31, 2018. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2019 and December 31, 2018, the Company had commitment letters to purchase investments in the aggregate par amount of $43,022 and $27,536, respectively, which could require funding in the future.
As of March 31, 2019 and December 31, 2018, the Company owed $6,000 and $6,000, respectively, related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. The Company began to make semi-annual payments of $3,000 in June 2018 with the final payment due in December 2019.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company for the three months ended March 31, 2019:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Balance at December 31, 2018	76,106,372	$761	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269
Issuances of common stock	4,413,058	44	60,617	—	—	—	60,661
Deferred offering costs	—	—	(229)	—	—	—	(229)
Distributions declared	—	—	—	(27,342)	—	—	(27,342)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,450	46	16,424	43,920
Balance at March 31, 2019	80,519,430	$805	$1,096,017	$62,083	$(86,292)	$10,666	$1,083,279

The table below illustrates the effect of certain transactions on the net asset accounts of the Company for the three months ended March 31, 2018:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Balance at December 31, 2017	75,935,093	$759	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975
Distributions declared	—	—	—	(25,818)	—	—	(25,818)
Net increase (decrease) in net assets resulting from operations	—	—	—	25,736	206	(2,098)	23,844
Balance at March 31, 2018	75,935,093	$759	$1,053,468	$39,083	$(76,475)	$16,166	$1,033,001
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Earnings per share—basic
Numerator for basic earnings per share:	$43,920	$23,844
Denominator for basic weighted average share:	78,457,641	75,935,093
Basic earnings per share:	$0.56	$0.31
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$43,920	$23,844
Adjustment for interest on Convertible Notes and incentive fees, net	2,875	1,553
Numerator for diluted earnings per share:	$46,795	$25,397
Denominator for basic weighted average share	78,457,641	75,935,093
Adjustment for dilutive effect of Convertible Notes	17,399,889	9,824,127
Denominator for diluted weighted average share	95,857,530	85,759,220
Diluted earnings per share	$0.49	$0.30

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Per share data(1):
Net asset value, January 1, 2019 and January 1, 2018, respectively	$13.22	$13.63
Net investment income	0.35	0.34
Net realized and unrealized gains (losses)(2)	0.22	(0.03)
Total net increase	0.57	0.31
Distributions declared to stockholders from net investment income	(0.34)	(0.34)
Net asset value, March 31, 2019 and March 31, 2018, respectively	$13.45	$13.60
Per share market value, March 31, 2019 and March 31, 2018, respectively	$13.57	$13.15
Total return based on market value(3)	10.57%	(0.46)%
Total return based on net asset value(4)	4.34%	2.30%
Shares outstanding at end of period	80,519,430	75,935,093
Average weighted shares outstanding for the period	78,457,641	75,935,093
Average net assets for the period	$1,082,424	$1,033,023
Ratio to average net assets:
Net investment income	10.28%	10.10%
Total expenses, before waivers/reimbursements	14.71%	11.18%
Total expenses, net of waivers/reimbursements	13.77%	10.66%
Average debt outstanding—Holdings Credit Facility	$566,338	$322,943
Average debt outstanding—Unsecured Notes	336,750	206,000
Average debt outstanding—Convertible Notes	270,250	155,250
Average debt outstanding—SBA-guaranteed debentures	165,000	150,000
Average debt outstanding—NMFC Credit Facility	81,500	81,694
Average debt outstanding—DB Credit Facility	38,456	—
Average debt outstanding—NMNLC Credit Facility	—	—
Asset coverage ratio(5)	179.71%	222.82%
Portfolio turnover	0.23%	4.41%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).

(2)	Includes the accretive effect of common stock issuances per share, which for the three months ended March 31, 2019 and March 31, 2018 were $0.01 and $0.00, respectively.

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
Note 14. Subsequent Events

On April 1, 2019, after receiving the required stockholder approval, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its common stock from 100,000,000 shares to 200,000,000 shares.

On April 30, 2019, the Company entered into a fourth supplement (the "Supplement") to the NPA. Pursuant to the Supplement, on April 30, 2019, the Company issued to certain institutional investors identified therein, in a private placement, $116,500 in aggregate principal amount of 5.494% Series 2019A Notes due April 30, 2024 (the “2019A Unsecured Notes”) as an additional series of notes under the NPA. Except as set forth in the Supplement, the 2019A Unsecured Notes have the same terms as the $90,000 in aggregate principal amount of the 5.313% Notes due May 15, 2021, the $55,000 in aggregate principal amount of the 4.760% Series 2017A Notes due July 15, 2022, the $90,000 in aggregate 4.870% Series 2018A Notes due January 30, 2023 and the $50,000 in aggregate principal amount of the 5.360% Series 2018B Notes due June 28, 2023 (collectively, the “Prior Notes”) that the Company previously issued pursuant to the NPA and the first, second and third supplement thereto, respectively. The 2019A Unsecured Notes will rank equal in priority with its other unsecured indebtedness, including the Prior Notes. Interest on the 2019A Unsecured Notes will be payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2019.

On May 1, 2019, the Company’s board of directors declared a second quarter 2019 distribution of $0.34 per share payable on June 28, 2019 to holders of record as of June 14, 2019.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of March 31, 2019, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.
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

May 6, 2019

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

•	the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2018 and in this quarterly report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2018 and in this quarterly report on Form 10-Q.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through March 31, 2019, we raised approximately $673.9 million in net proceeds from additional offerings of our common stock.
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
We have established the following wholly-owned direct and indirect subsidiaries:

•
New Mountain Finance Holdings, L.L.C. ("NMF Holdings" or the "Predecessor Operating Company") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used secure NMF Holdings’ credit facility and NMFDB’s credit facility, respectively;

•
New Mountain Finance SBIC, L.P. ("SBIC I")  and New Mountain Finance SBIC II, L.P. ("SBIC II"), who have received licenses from the United States ("U.S.") Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act") and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP") and New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP"), respectively;

•
New Mountain Net Lease Corporation ("NMNLC"), which acquires commercial real properties that are subject to ‘‘triple net’’ leases and intends to qualify as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code;

•
NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID") and NMF YP Holdings Inc. ("NMF YP"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and

•	New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2019, our top five industry concentrations were business services, software, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of March 31, 2019, our net asset value was $1,083.3 million and our portfolio had a fair value of approximately $2,522.3 million in 97 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 10.0% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.0%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On April 1, 2019, after receiving the required stockholder approval, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares.

On April 30, 2019, we entered into a fourth supplement (the "Supplement") to our Amended and Restated Note Purchase Agreement, dated September 30, 2016 (the "NPA"). Pursuant to the Supplement, on April 30, 2019, we issued to certain institutional investors identified therein, in a private placement, $116.5 million in aggregate principal amount of 5.494% Series 2019A Notes due April 30, 2024 (the “2019A Unsecured Notes”) as an additional series of notes under the NPA. Except as set forth in the Supplement, the 2019A Unsecured Notes have the same terms as the $90.0 million in aggregate principal amount of the 5.313% Notes due May 15, 2021, the $55.0 million in aggregate principal amount of the 4.760% Series 2017A Notes due July 15, 2022, the $90.0 million in aggregate 4.870% Series 2018A Notes due January 30, 2023 and the $50.0 million in aggregate principal amount of the 5.360% Series 2018B Notes due June 28, 2023 (collectively, the “Prior Notes”) that we previously issued pursuant to the NPA and the first, second and third supplement thereto, respectively. The 2019A Unsecured Notes will rank equal in priority with our other unsecured indebtedness, including the Prior Notes. Interest on the 2019A Unsecured Notes will be payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2019.

On May 1, 2019, our board of directors declared a second quarter 2019 distribution of $0.34 per share payable on June 28, 2019 to holders of record as of June 14, 2019.
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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2019:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,276,616	$—	$168,900	$1,107,716
Second lien	725,162	—	408,652	316,510
Subordinated	66,858	—	25,967	40,891
Equity and other	453,669	1	—	453,668
Total investments	$2,522,305	$1	$603,519	$1,918,785
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2019, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2019, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2019 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2019	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$902,428	Market & income approach	EBITDA multiple	2.0x	30.0x	12.0x
			Revenue multiple	3.5x	11.0x	6.9x
			Discount rate	7.4%	15.3%	9.5%
	195,513	Market quote	Broker quote	N/A	N/A	N/A
	9,775	Other	N/A(1)	N/A	N/A	N/A
Second lien	110,205	Market & income approach	EBITDA multiple	8.5x	15.0x	11.1x
			Discount rate	10.0%	20.0%	12.8%
	186,238	Market quote	Broker quote	N/A	N/A	N/A
	20,067	Other	N/A(1)	N/A	N/A	N/A
Subordinated	40,891	Market & income approach	EBITDA multiple	4.8x	12.5x	10.1x
			Discount rate	11.0%	21.4%	16.8%
Equity and other	452,856	Market & income approach	EBITDA multiple	0.4x	18.0x	10.7x
			Discount rate	6.5%	26.2%	13.6%
	812	Black Scholes analysis	Expected life in years	7.0	7.0	7.0
			Volatility	37.5%	37.5%	37.5%
			Discount rate	2.6%	2.6%	2.6%
	$1,918,785

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until August 31, 2021, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period is currently until August 31, 2019. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of March 31, 2019, SLP I had total investments with an aggregate fair value of approximately $337.4 million, debt outstanding of $246.7 million and capital that had been called and funded of $93.0 million. As of December 31, 2018, SLP I had total investments with an aggregate fair value of approximately $327.2 million, debt outstanding of $242.6 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of March 31, 2019 and December 31, 2018.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2019 and March 31, 2018, we earned approximately $0.3 million and $0.3 million, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2019 and December 31, 2018, approximately $0.6 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2019 and March 31, 2018, we earned approximately $0.7 million and $0.8 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2019 and December 31, 2018, approximately $0.8 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between us and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from us and SkyKnight. SLP II's investment period is currently until April 12, 2020 and SLP II will continue in existence until April 12, 2021. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of March 31, 2019, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of March 31, 2019 and December 31, 2018.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2021 and bears interest at a rate of LIBOR plus 1.60% per annum. As of March 31, 2019 and December 31, 2018, SLP II had total investments with an aggregate fair value of approximately $366.8 million and $336.9 million, respectively, and debt outstanding under its credit facility of $267.9 million and $243.2 million, respectively. As of March 31, 2019 and December 31, 2018, none of SLP II's investments were on non-accrual. Additionally, as of March 31, 2019 and December 31, 2018, SLP II had unfunded commitments in the form of delayed draws of $4.4 million and $5.9 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
First lien investments (1)	375,703	348,577
Weighted average interest rate on first lien investments (2)	6.81%	6.84%
Number of portfolio companies in SLP II	34	31
Largest portfolio company investment (1)	17,106	17,150
Total of five largest portfolio company investments (1)	80,566	80,766

(1)	Reflects principal amount or par value of investments.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of March 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	6.24% (L + 3.75%)	2/27/2025	$9,908	$9,864	$9,834
ADG, LLC	Healthcare Services	7.63% (L + 4.75%)	9/28/2023	16,819	16,703	16,566
Brave Parent Holdings, Inc.	Software	6.50% (L + 4.00%)	4/18/2025	15,384	15,332	15,223
CentralSquare Technologies, LLC	Software	6.25% (L + 3.75%)	8/29/2025	14,963	14,928	14,766
CHA Holdings, Inc.	Business Services	7.10% (L + 4.50%)	4/10/2025	10,778	10,735	10,765
CommerceHub, Inc.	Software	6.25% (L + 3.75%)	5/21/2025	2,481	2,470	2,447
Drilling Info Holdings, Inc.	Business Services	6.75% (L + 4.25%)	7/30/2025	14,812	14,751	14,756
Edgewood Partners Holdings LLC	Business Services	6.75% (L + 4.25%)	9/6/2024	6,397	6,334	6,381
Fastlane Parent Company, Inc.	Distribution & Logistics	7.10% (L + 4.50%)	2/4/2026	3,500	3,431	3,474
GOBP Holdings, Inc.	Retail	6.35% (L + 3.75%)	10/22/2025	2,494	2,488	2,480
Greenway Health, LLC	Software	6.35% (L + 3.75%)	2/16/2024	14,738	14,683	13,669
Idera, Inc.	Software	7.00% (L + 4.50%)	6/28/2024	12,460	12,361	12,470
Institutional Shareholder Services Inc.	Business Services	7.10% (L + 4.50%)	3/5/2026	14,000	13,861	13,930
J.D. Power (fka J.D. Power and Associates)	Business Services	6.25% (L + 3.75%)	9/7/2023	14,924	14,884	14,700
Keystone Acquisition Corp.	Healthcare Services	7.85% (L + 5.25%)	5/1/2024	5,319	5,277	5,213
LSCS Holdings, Inc.	Healthcare Services	6.75% (L + 4.25%)	3/17/2025	7,316	7,308	7,298
LSCS Holdings, Inc.	Healthcare Services	6.82% (L + 4.25%)	3/17/2025	1,889	1,886	1,884
Market Track, LLC	Business Services	6.83% (L + 4.25%)	6/5/2024	11,790	11,744	11,201
Medical Solutions Holdings, Inc.	Healthcare Services	6.25% (L + 3.75%)	6/14/2024	4,420	4,403	4,420
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	12,254	12,210	12,254
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	2,111	2,104	2,111
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	886	882	886
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	6.75% (L + 4.25%)	3/9/2026	14,123	13,982	14,121
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	6.75% (L + 4.25%)	3/9/2026	877	868	877
NorthStar Financial Services Group, LLC	Software	6.08% (L + 3.50%)	5/25/2025	5,885	5,859	5,797
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.75% (L + 5.25%)	4/29/2024	10,315	10,276	9,955
Poseidon Intermediate, LLC	Software	6.75% (L + 4.25%)	8/15/2022	14,691	14,689	14,674
Premise Health Holding Corp.	Healthcare Services	6.35% (L + 3.75%)	7/10/2025	1,383	1,376	1,372
Project Accelerate Parent, LLC	Business Services	6.74% (L + 4.25%)	1/2/2025	14,851	14,786	14,888
PSC Industrial Holdings Corp.	Industrial Services	6.23% (L + 3.75%)	10/11/2024	10,368	10,284	10,247
Quartz Holding Company	Software	6.49% (L + 4.00%)	4/2/2026	4,000	3,980	4,005
Quest Software US Holdings Inc.	Software	6.99% (L + 4.25%)	5/16/2025	14,963	14,895	14,799
Salient CRGT Inc.	Federal Services	8.25% (L + 5.75%)	2/28/2022	13,415	13,331	13,247
Spring Education Group (fka SSH Group Holdings, Inc.)	Education	6.75% (L + 4.25%)	7/30/2025	8,955	8,934	8,893
Wirepath LLC	Distribution & Logistics	6.63% (L + 4.00%)	8/5/2024	14,925	14,925	14,701
WP CityMD Bidco LLC	Healthcare Services	6.10% (L + 3.50%)	6/7/2024	10,795	10,774	10,471
YI, LLC	Healthcare Services	6.60% (L + 4.00%)	11/7/2024	15,026	15,015	14,932
Zywave, Inc.	Software	7.50% (L + 5.00%)	11/17/2022	17,106	17,051	17,106
Total Funded Investments				$371,321	$369,664	$366,813
Unfunded Investments - First lien:
CHA Holdings, Inc.	Business Services	—	10/10/2019	$2,143	$(11)	$(3)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	62	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	1,087	(11)	(3)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(1)
Total Unfunded Investments				$4,382	$(27)	$(7)
Total Investments				$375,703	$369,637	$366,806

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2019.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP II.

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2018:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	6.46% (L + 3.75%)	2/27/2025	$8,825	$8,785	$8,605
ADG, LLC	Healthcare Services	7.63% (L + 4.75%)	9/28/2023	16,862	16,740	16,609
Beaver-Visitec International Holdings, Inc.	Healthcare Products	6.62% (L + 4.00%)	8/21/2023	14,664	14,492	14,517
Brave Parent Holdings, Inc.	Software	6.52% (L + 4.00%)	4/18/2025	15,422	15,369	14,902
CentralSquare Technologies, LLC	Software	6.27% (L + 3.75%)	8/29/2025	15,000	14,964	14,648
CHA Holdings, Inc.	Business Services	7.30% (L + 4.50%)	4/10/2025	10,805	10,760	10,774
CommerceHub, Inc.	Software	6.27% (L + 3.75%)	5/21/2025	2,488	2,476	2,419
Drilling Info Holdings, Inc.	Business Services	6.77% (L + 4.25%)	7/30/2025	12,242	12,190	12,196
Greenway Health, LLC	Software	6.56% (L + 3.75%)	2/16/2024	14,775	14,718	14,406
GOBP Holdings, Inc.	Retail	6.55% (L + 3.75%)	10/22/2025	2,500	2,494	2,438
Idera, Inc.	Software	7.03% (L + 4.50%)	6/28/2024	12,492	12,388	12,242
J.D. Power (fka J.D. Power and Associates)	Business Services	6.27% (L + 3.75%)	9/7/2023	14,962	14,920	14,588
Keystone Acquisition Corp.	Healthcare Services	8.05% (L + 5.25%)	5/1/2024	5,332	5,289	5,226
LSCS Holdings, Inc.	Healthcare Services	6.86% (L + 4.25%)	3/17/2025	5,321	5,312	5,294
LSCS Holdings, Inc.	Healthcare Services	6.89% (L + 4.25%)	3/17/2025	1,374	1,371	1,367
Market Track, LLC	Business Services	6.87% (L + 4.25%)	6/5/2024	11,820	11,772	11,347
Medical Solutions Holdings, Inc.	Healthcare Services	6.27% (L + 3.75%)	6/14/2024	4,432	4,413	4,343
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	2,116	2,109	2,116
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	600	597	600
Ministry Brands, LLC	Software	6.52% (L + 4.00%)	12/2/2022	12,285	12,238	12,285
NorthStar Financial Services Group, LLC	Software	6.10% (L + 3.50%)	5/25/2025	7,463	7,428	7,313
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	8.06% (L + 5.25%)	4/29/2024	10,342	10,301	10,084
Poseidon Intermediate, LLC	Software	6.78% (L + 4.25%)	8/15/2022	14,729	14,727	14,644
Premise Health Holding Corp.	Healthcare Services	6.55% (L + 3.75%)	7/10/2025	1,386	1,380	1,369
Project Accelerate Parent, LLC	Business Services	6.64% (L + 4.25%)	1/2/2025	14,887	14,821	14,663
PSC Industrial Holdings Corp.	Industrial Services	6.21% (L + 3.75%)	10/11/2024	10,395	10,307	10,161
Quest Software US Holdings Inc.	Software	6.78% (L + 4.25%)	5/16/2025	15,000	14,930	14,535
Salient CRGT Inc.	Federal Services	8.27% (L + 5.75%)	2/28/2022	13,509	13,418	13,306
Sierra Acquisition, Inc.	Food & Beverage	6.02% (L + 3.50%)	11/11/2024	3,713	3,696	3,685
SSH Group Holdings, Inc.	Education	6.77% (L + 4.25%)	7/30/2025	8,978	8,956	8,753
Wirepath LLC	Distribution & Logistics	6.71% (L + 4.00%)	8/5/2024	14,963	14,963	14,738
WP CityMD Bidco LLC	Healthcare Services	6.30% (L + 3.50%)	6/7/2024	10,823	10,801	10,620
YI, LLC	Healthcare Services	6.80% (L + 4.00%)	11/7/2024	15,064	15,053	14,971
Zywave, Inc.	Software	7.52% (L + 5.00%)	11/17/2022	17,150	17,091	17,150
Total Funded Investments				$342,719	$341,269	$336,914
Unfunded Investments - First lien
Access CIG, LLC	Business Services	—	2/27/2019	$1,108	$—	$(28)
CHA Holdings, Inc.	Business Services	—	10/10/2019	2,143	(11)	(6)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	1,230	(5)	(10)
Ministry Brands, LLC	Software	—	10/18/2019	1,267	(6)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(1)
Total Unfunded Investments				5,858	(22)	(45)
Total Investments				$348,577	$341,247	$336,869

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2018.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP II.

Below is certain summarized financial information for SLP II as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and March 31, 2018:

Selected Balance Sheet Information:	March 31, 2019	December 31, 2018
	(in thousands)	(in thousands)
Investments at fair value (cost of $369,637 and $341,247, respectively)	$366,806	$336,869
Cash and other assets	8,184	7,620
Total assets	$374,990	$344,489

Credit facility	$267,870	$243,170
Deferred financing costs	(1,226)	(1,374)
Payable for unsettled securities purchased	3,980	—
Distribution payable	4,000	3,250
Other liabilities	2,896	2,869
Total liabilities	277,520	247,915

Members' capital	$97,470	$96,574
Total liabilities and members' capital	$374,990	$344,489

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)	(in thousands)
Interest income	$6,223	$5,630
Other income	26	22
Total investment income	6,249	5,652

Interest and other financing expenses	2,773	2,428
Other expenses	135	224
Total expenses	2,908	2,652
Net investment income	3,341	3,000

Net realized gains on investments	8	453
Net change in unrealized appreciation (depreciation) of investments	1,547	677
Net increase in members' capital	$4,896	$4,130
For the three months ended March 31, 2019 and March 31, 2018, we earned approximately $3.2 million and $2.6 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of March 31, 2019 and December 31, 2018, approximately $3.2 million and $2.6 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2019, we and SkyKnight II have committed and contributed $80.0 million and $20.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of March 31, 2019 and December 31, 2018.
On May 2, 2018, SLP III closed its $300.0 million revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. As of March 31, 2019 and December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $384.6 million and $365.4 million, respectively, and debt outstanding under its credit facility of $293.1 million and $280.3 million, respectively. As of March 31, 2019 and December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2019 and December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $5.3 million and $8.8 million, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
First lien investments (1)	396,227	383,289
Weighted average interest rate on first lien investments (2)	6.46%	6.50%
Number of portfolio companies in SLP III	41	39
Largest portfolio company investment (1)	18,914	18,958
Total of five largest portfolio company investments (1)	85,729	85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	6.24% (L + 3.75%)	2/27/2025	$1,213	$1,213	$1,204
Affordable Care Holding Corp.	Healthcare Services	7.31% (L + 4.75%)	10/24/2022	6,010	5,914	5,889
Bracket Intermediate Holding Corp.	Healthcare Services	6.73% (L + 4.25%)	9/5/2025	14,925	14,855	14,869
Brave Parent Holdings, Inc.	Software	6.50% (L + 4.00%)	4/18/2025	14,887	14,838	14,732
CentralSquare Technologies, LLC	Software	6.25% (L + 3.75%)	8/29/2025	14,963	14,928	14,766
Certara Holdco, Inc.	Healthcare I.T.	6.10% (L + 3.50%)	8/15/2024	1,272	1,276	1,262
CHA Holdings, Inc.	Business Services	7.10% (L + 4.50%)	4/10/2025	995	995	994
CommerceHub, Inc.	Software	6.25% (L + 3.75%)	5/21/2025	14,888	14,821	14,683
CRCI Longhorn Holdings, Inc.	Business Services	6.00% (L + 3.50%)	8/8/2025	14,925	14,856	14,645
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	6.25% (L + 3.75%)	6/6/2025	11,910	11,883	11,642
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	6.25% (L + 3.75%)	6/6/2025	2,194	2,189	2,145
Drilling Info Holdings, Inc.	Business Services	6.75% (L + 4.25%)	7/30/2025	18,851	18,763	18,780
Edgewood Partners Holdings LLC	Business Services	6.75% (L + 4.25%)	9/6/2024	6,397	6,334	6,381
Fastlane Parent Company, Inc.	Distribution & Logistics	7.10% (L + 4.50%)	2/4/2026	3,500	3,431	3,474
GOBP Holdings, Inc.	Retail	6.35% (L + 3.75%)	10/22/2025	14,963	14,927	14,878
Greenway Health, LLC	Software	6.35% (L + 3.75%)	2/16/2024	14,783	14,793	13,711
Heartland Dental, LLC	Healthcare Services	6.25% (L + 3.75%)	4/30/2025	18,457	18,373	17,972
Idera, Inc.	Software	7.00% (L + 4.50%)	6/28/2024	2,288	2,283	2,290
Institutional Shareholder Services Inc.	Business Services	7.10% (L + 4.50%)	3/5/2026	1,000	990	995
J.D. Power (fka J.D. Power and Associates)	Business Services	6.25% (L + 3.75%)	9/7/2023	5,969	5,969	5,880
Market Track, LLC	Business Services	6.83% (L + 4.25%)	6/5/2024	4,814	4,809	4,574
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	4,584	4,565	4,584
Ministry Brands, LLC	Software	6.50% (L + 4.00%)	12/2/2022	886	882	886
National Intergovernmental Purchasing Alliance Company	Business Services	6.35% (L + 3.75%)	5/23/2025	14,888	14,875	14,813
Navex Topco, Inc.	Software	5.75% (L + 3.25%)	9/5/2025	14,924	14,855	14,645
Navicure, Inc.	Healthcare Services	6.25% (L + 3.75%)	11/1/2024	2,977	2,978	2,940
Netsmart Technologies, Inc.	Healthcare I.T.	6.25% (L + 3.75%)	4/19/2023	10,411	10,412	10,306
Newport Group Holdings II, Inc.	Business Services	6.36% (L + 3.75%)	9/12/2025	4,975	4,953	4,935
NorthStar Financial Services Group, LLC	Software	6.08% (L + 3.50%)	5/25/2025	11,770	11,717	11,595
OEConnection LLC	Business Services	6.50% (L + 4.00%)	11/22/2024	1,825	1,838	1,811
Outcomes Group Holdings, Inc.	Healthcare Services	6.00% (L + 3.50%)	10/24/2025	6,484	6,468	6,362
Pelican Products, Inc.	Business Products	5.98% (L + 3.50%)	5/1/2025	4,963	4,951	4,888
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.75% (L + 5.25%)	4/29/2024	15,549	15,480	15,005
Premise Health Holding Corp.	Healthcare Services	6.35% (L + 3.75%)	7/10/2025	13,828	13,763	13,724
Quartz Holding Company	Software	6.49% (L + 4.00%)	4/2/2026	2,000	1,990	2,003
Quest Software US Holdings Inc.	Software	6.99% (L + 4.25%)	5/16/2025	14,963	14,895	14,799
Refinitiv US Holdings Inc. (fka Financial & Risk US Holdings, Inc.)	Business Services	6.25% (L + 3.75%)	10/1/2025	7,980	7,961	7,755
Sierra Enterprises, LLC	Food & Beverage	6.00% (L + 3.50%)	11/11/2024	2,475	2,472	2,456
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.75% (L + 4.25%)	7/30/2025	14,925	14,890	14,822
VT Topco, Inc.	Business Services	6.35% (L + 3.75%)	8/1/2025	7,960	7,941	7,920
VT Topco, Inc.	Business Services	6.35% (L + 3.75%)	8/1/2025	1,145	1,144	1,140
Wirepath LLC	Distribution & Logistics	6.63% (L + 4.00%)	8/5/2024	17,433	17,433	17,172
WP CityMD Bidco LLC	Healthcare Services	6.10% (L + 3.50%)	6/7/2024	14,849	14,849	14,404
YI, LLC	Healthcare Services	6.60% (L + 4.00%)	11/7/2024	9,940	9,932	9,878
Total Funded Investments				$390,938	$389,684	$384,609

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	—	6/6/2020	$794	$—	$(18)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	63	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	1,087	(11)	(3)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(11)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(6)
VT Topco, Inc.	Business Services	—	8/1/2020	849	—	(4)
Total Unfunded Investments				$5,289	$(19)	$(42)
Total Investments				$396,227	$389,665	$384,567

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2019.

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

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2018.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

Below is certain summarized financial information for SLP III as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and March 31, 2018:

Selected Balance Sheet Information:	March 31, 2019	December 31, 2018
	(in thousands)	(in thousands)
Investments at fair value (cost of $389,665 and $373,422)	$384,567	$365,357
Cash and other assets	10,487	9,138
Receivable from unsettled securities sold	4,897	—
Total assets	$399,951	$374,495

Credit facility	$293,100	$280,300
Deferred financing costs	(2,670)	(2,831)
Payable for unsettled securities purchased	6,874	—
Distribution payable	3,400	2,600
Other liabilities	4,843	4,456
Total liabilities	305,547	284,525

Members' capital	$94,404	$89,970
Total liabilities and members' capital	$399,951	$374,495

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2019	March 31, 2018(1)
	(in thousands)	(in thousands)
Interest income	$6,293	$—
Other income	70	—
Total investment income	6,363	—

Interest and other financing expenses	3,391	—
Other expenses	138	—
Total expenses	3,529	—
Net investment income	2,834	—

Net realized gains on investments	33	—
Net change in unrealized appreciation of investments	2,967	—
Net increase in members' capital	$5,834	$—

(1)	SLP III commenced operations on April 25, 2018.
For the three months ended March 31, 2019, we earned approximately $2.7 million of dividend income related to SLP III, which is included in dividend income. As of March 31, 2019 and December 31, 2018 approximately $2.7 million and $2.1 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2019.
Below is certain summarized property information for NMNLC as of March 31, 2019:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2019
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$34,092
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	20,628
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,731
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	9,620
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,006
NM DRVT, LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,661
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	4,294
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	2,557
					$95,589
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2019 and December 31, 2018, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $23.5 million and $23.5 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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

On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. As of March 31, 2019 and December 31, 2018, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $11.4 million and $11.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2019 and March 31, 2018, we recognized PIK and non-cash interest from investments of approximately $3.0 million and $1.7 million, respectively, and PIK and non-cash dividends from investments of approximately $4.3 million and $6.8 million, respectively.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2019:

(in millions)	As of March 31, 2019
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$105.7	4.2%	$107.6	4.3%
Investment Rating 2	2,386.6	95.7%	2,414.7	95.7%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	1.5	0.1%	0.0	0.0%
	$2,493.8	100.0%	$2,522.3	100.0%
As of March 31, 2019, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of one portfolio company that had an Investment Rating of 4.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of March 31, 2019, our investments in EDMC with an Investment Rating of 4 had an aggregate cost basis of $1.5 million, an aggregate fair value of less than $0.1 million and total unearned interest income of less than $0.1 million for the three months then ended.
Portfolio and Investment Activity
The fair value of our investments was approximately $2,522.3 million in 97 portfolio companies at March 31, 2019 and approximately $2,342.0 million in 92 portfolio companies at December 31, 2018.
The following table shows our portfolio and investment activity for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
New investments in 17 and 21 portfolio companies, respectively	$158.3	$237.8
Debt repayments in existing portfolio companies	5.9	84.0
Sales of securities in 0 and 1 portfolio companies, respectively	—	3.1
Change in unrealized appreciation on 38 and 22 portfolio companies, respectively	19.6	5.0
Change in unrealized depreciation on 54 and 61 portfolio companies, respectively	(3.3)	(7.2)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018
Revenue

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Interest income	$47,924	$36,739
Total dividend income	13,493	12,357
Other income	2,774	3,793
Total investment income	$64,191	$52,889
Our total investment income increased by approximately $11.3 million, or 21%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, total investment income of approximately $64.2 million consisted of approximately $44.0 million in cash interest from investments, approximately $3.0 million in PIK and non-cash interest from investments, approximately $0.1 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $0.8 million, approximately $9.2 million in cash dividends from investments, approximately $4.3 million in PIK and non-cash dividends from investments and approximately $2.8 million in other income. The increase in interest income of approximately $11.2 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to increased interest income which is attributable to larger invested balances and rising LIBOR rates. Our larger invested balances were driven by the proceeds from our August 2018 convertible notes issuance, our July 2018 and September 2018 unsecured notes issuances, higher drawn balances of our Holdings Credit Facility (as defined below), borrowings from our newly formed DB Credit Facility (as defined below) and our February 2019 public offering of our common stock all of which were to originate new investments. Also contributing to the increase in total investment income is the increase in dividend income of approximately $1.1 million which is due to distributions from our investments in NMNLC, SLP II, SLP III and PIK and non-cash dividend income from five portfolio companies where we hold equity positions. Other income during the three months ended March 31, 2019, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, commitment and amendment fees received from seven different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Management fee	$10,975	$8,692
Less: management fee waiver	(2,533)	(1,322)
Total management fee	8,442	7,370
Incentive fee	6,863	6,434
Interest and other financing expenses	19,146	11,290
Professional fees	766	694
Administrative expenses	1,095	939
Other general and administrative expenses	412	410
Net expenses before income taxes	36,724	27,137
Income tax expense	17	16
Net expenses after income taxes	$36,741	$27,153
Our total net operating expenses increased by approximately $9.6 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Our management fee increased by approximately $1.1 million, net of a management fee waiver, and our incentive fee increased by approximately $0.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in management and incentive fees was attributable to larger invested balances, driven by the proceeds from our convertible notes issuance, our unsecured notes issuances, our February 2019 public offering of common stock and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures used to originate new investments.
Interest and other financing expenses increased by approximately $7.9 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to our issuances of convertible and unsecured notes, higher drawn balances on our SBA-guaranteed debentures, Holdings Credit Facility and DB Credit Facility and rising LIBOR rates. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 remained relatively flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Net realized gains on investments	$46	$206
Net change in unrealized appreciation (depreciation) of investments	16,314	(2,168)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	—	(12)
Benefit for taxes	110	82
Net realized and unrealized gains (losses)	$16,470	$(1,892)
Our net realized and unrealized gains resulted in a net gain of approximately $16.5 million for the three months ended March 31, 2019 compared to net realized gains and unrealized losses resulting in a net loss of approximately $1.9 million for the same period in 2018. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended March 31, 2019 was primarily driven by the overall increase in market prices of our investments during the period. The benefit for income taxes was attributable to equity investments that are held as of March 31, 2019 in three of our corporate subsidiaries. The net loss for the three months ended March 31, 2018 was primarily driven by the overall decrease in the market prices of our investments during the period.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2019, we raised approximately $673.9 million in net proceeds from additional offerings of our common stock.
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
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150.0% from 200.0% under certain circumstances. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to us at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of our stockholders at such special meeting of stockholders, and thus we became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2019, our asset coverage ratio was 179.7%.
At March 31, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $65.6 million and $49.7 million, respectively. Our cash used in operating activities during the three months ended March 31, 2019 and March 31,

2018 was approximately $139.3 million and $83.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
As of March 31, 2019, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $675.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
Interest expense	$6.3	$3.1
Non-usage fee	$0.1	$0.2
Amortization of financing costs	$0.7	$0.6
Weighted average interest rate	4.5%	3.9%
Effective interest rate	5.1%	5.0%
Average debt outstanding	$566.3	$322.9
As of March 31, 2019 and December 31, 2018, the outstanding balance on the Holdings Credit Facility was $567.1 million and $512.6 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of March 31, 2019, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $135.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.

The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
Interest expense	$1.0	$0.9
Non-usage fee	$0.1	$0.1
Amortization of financing costs	$0.1	$0.1
Weighted average interest rate	5.1%	4.2%
Effective interest rate	5.9%	5.1%
Average debt outstanding	$81.5	$81.7
As of March 31, 2019 and December 31, 2018, the outstanding balance on the NMFC Credit Facility was $135.0 million and $60.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
As of March 31, 2019, the maximum amount of revolving borrowings available under the DB Credit Facility was $100.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018(1)
Interest expense	$0.5	$—
Non-usage fee	$0.1	$—
Amortization of financing costs	$0.1	$—
Weighted average interest rate	5.6%	—%
Effective interest rate	7.1%	—%
Average debt outstanding	$38.5	$—

(1)	Not applicable as the DB Credit Facility commenced on December 14, 2018.

As of March 31, 2019 and December 31, 2018, the outstanding balance on the DB Credit Facility was $50.0 million and $57.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
As of March 31, 2019, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30.0 million. For the three months ended March 31, 2019, interest expense, non-usage fees and amortization of financing costs were each less than $50 thousand. As of March 31, 2019 and December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.
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
2018 Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of unsecured convertible notes (the "2018 Convertible Notes" and together with the 2014 Convertible Notes, the “Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes.
The 2018 Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2019. The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018A Indenture. We may not redeem the 2018 Convertible Notes prior to May 15, 2023. On or after May 15, 2023, we may redeem the 2018 Convertible Notes for cash, in whole or from time to time in part, at our option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2018 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
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
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of March 31, 2019.

	2014 Convertible Notes	2018 Convertible Notes
Initial conversion premium	12.5%	10.0%
Initial conversion rate(1)	62.7746	65.8762
Initial conversion price	$15.93	$15.18
Conversion premium at March 31, 2019	11.7%	10.0%
Conversion rate at March 31, 2019(1)(2)	63.2794	65.8762
Conversion price at March 31, 2019(2)(3)	$15.80	$15.18
Last conversion price calculation date	June 3, 2018	August 20, 2018

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2019 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in distributions in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in distributions, are subject to a conversion price floor of $14.05 per share for the 2014 Convertible Notes and $13.80 per share for the 2018 Convertible Notes. In no event will the total number of shares of common stock issuable upon conversion exceed 71.1893 per $1.0 thousand principal amount of the 2014 Convertible Notes or 72.4637 per $1.0 thousand principal amount of the 2018 Convertible Notes. We have determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
(in millions)	March 31, 2019		March 31, 2018
Interest expense	$3.6		$1.9
Amortization of financing costs	$0.3		$0.3
Amortization of premium	$—	(1)	$—	(1)
Weighted average interest rate	5.4%		5.0%
Effective interest rate	5.9%		5.8%
Average debt outstanding	$270.3		$155.3

(1)	For the three months ended March 31, 2019 and March 31, 2018, the total amortization of premium was less than $50 thousand.
As of March 31, 2019 and December 31, 2018, the outstanding balance on the Convertible Notes was $270.3 million and $270.3 million, respectively, and NMFC was in compliance with the terms of the 2014 Indenture and 2018A Indenture on such dates, as applicable.
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
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2019. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
The 2018B Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC and (ii) provide certain financial information to the holders of the 5.75% Unsecured Notes and the trustee if we cease to be subject to the reporting requirements of the Exchange Act. The 2018B Indenture also includes additional financial covenants related to asset coverage. These covenants are subject to limitations and exceptions that are described in the 2018B Indenture.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018(1)
Interest expense	$4.4	$2.6
Amortization of financing costs	$0.3	$0.2
Weighted average interest rate	5.3%	5.1%
Effective interest rate	5.6%	5.4%
Average debt outstanding	$336.8	$206.0

(1)
For the three months ended March 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018A Unsecured Notes for the period from January 30, 2018 (issuance date of the 2018A Unsecured Notes) to March 31, 2018.

As of March 31, 2019 and December 31, 2018, the outstanding balance on the Unsecured Notes was $336.8 million and $336.8 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of March 31, 2019 and December 31, 2018, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of March 31, 2019 and December 31, 2018, SBIC II had regulatory capital of $42.5 million and $42.5 million, respectively, and $15.0 million and $15.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of March 31, 2019.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
Interest expense	$1.3	$1.2
Amortization of financing costs	$0.1	$0.1
Weighted average interest rate	3.3%	3.1%
Effective interest rate	3.6%	3.5%
Average debt outstanding	$165.0	$150.0
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2019 and December 31, 2018, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2019 and December 31, 2018, we had outstanding commitments to third parties to fund investments totaling $135.6 million and $137.9 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2019 and December 31, 2018, we had commitment letters to purchase investments in an aggregate par amount of $43.0 million and $27.5 million, respectively. As of March 31, 2019 and December 31, 2018, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2019 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$567.1	$—	$—	$567.1	$—
Unsecured Notes(2)	336.8	—	90.0	246.8	—
SBA-guaranteed debentures(3)	165.0	—	—	—	165.0
Convertible Notes(4)	270.3	155.3	—	115.0	—
NMFC Credit Facility(5)	135.0	—	—	135.0	—
DB Credit Facility(6)	50.0	—	—	50.0	—
Total Contractual Obligations	$1,524.2	$155.3	$90.0	$1,113.9	$165.0

(1)
Under the terms of the $675.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($567.1 million as of March 31, 2019) must be repaid on or before October 24, 2022. As of March 31, 2019, there was approximately $107.9 million of possible capacity remaining under the Holdings Credit Facility.

(2)
$90.0 million of the 2016 Unsecured Notes will mature on May 15, 2021 unless earlier repurchased, $55.0 million of the 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased, $90.0 million of the 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased and $50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased and $51.8 million of the 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier repurchased.

(3)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(4)
$155.3 million of the 2014 Convertible Notes will mature on June 15, 2019 unless earlier converted or repurchased at the holder’s option and the $115.0 million of the 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.

(5)
Under the terms of the $135.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($135.0 million as of March 31, 2019) must be repaid on or before June 4, 2022. As of March 31, 2019, there was no capacity remaining under the NMFC Credit Facility.

(6)
Under the terms of the $100.0 million DB Credit Facility, all outstanding borrowings under that facility ($50.0 million as of March 31, 2019) must be repaid on or before December 14, 2023. As of March 31, 2019, there was $50.0 million of possible capacity remaining under the DB Credit Facility.

We have entered into the investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into an administration agreement, as amended and restated (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to stockholders and reports filed with the SEC.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared and paid to stockholders for the three months ended March 31, 2019 totaled approximately $27.3 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2019
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	$0.34
				$0.34
December 31, 2018
Fourth Quarter	November 1, 2018	December 14, 2018	December 28, 2018	$0.34
Third Quarter	August 1, 2018	September 14, 2018	September 28, 2018	0.34
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
				$1.36
December 31, 2017
Fourth Quarter	November 2, 2017	December 15, 2017	December 28, 2017	$0.34
Third Quarter	August 4, 2017	September 15, 2017	September 29, 2017	0.34
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2019 approximately $0.7 million of indirect administrative expenses were included in administrative expenses, none of which was waived by the Administrator. As of March 31, 2019, $0.7 million of indirect administrative expenses were included in payable to affiliates.

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
We are subject to certain financial market risks, such as interest rate fluctuations. During the three months ended March 31, 2019, certain of the loans held in our portfolio had floating interest rates. As of March 31, 2019, approximately 92.3% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 7.7% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2019. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2019. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2019, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2019. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(2.21)%
Base Interest Rate	—%
+100 Basis Points	8.82%
+200 Basis Points	17.64%
+300 Basis Points	26.46%

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Recent legislation allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended March 31, 2019.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended March 31, 2019, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2018, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2019 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation New Mountain Finance Corporation(4)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

10.1
Form of First Amended and Restated Loan Finance and Servicing Agreement, conformed through Amendment No. 1, dated on March 18, 2019, by and among New Mountain Finance D.B., L.L.C., New Mountain Finance Corporation, as equityholder and servicer, the lenders from time to time party thereto, Deutsche Bank, as a facility agent, the other agents from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian(5)

10.2	Form of Amended and Restated Note Purchase Agreement relating to 5.494% Notes due 2024, dated April 30, 2019 by and between New Mountain Finance Corporation and the purchasers party thereto(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.

(5)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-230326) filed on April 26, 2019.

(6)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 3, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2019.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)