Form 10-Q
period 2019-06-30
New Mountain Finance Corp
filed 2019-08-07
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of August 7, 2019
Common stock, par value $0.01 per share	87,510,302

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,139,158 and $1,868,785, respectively)	$2,144,134	$1,861,323
Non-controlled/affiliated investments (cost of $80,065 and $78,438, respectively)	76,592	77,493
Controlled investments (cost of $399,317 and $382,503, respectively)	422,370	403,137
Total investments at fair value (cost of $2,618,540 and $2,329,726, respectively)	2,643,096	2,341,953
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	23,508	23,508
Cash and cash equivalents	87,161	49,664
Interest and dividend receivable	33,385	30,081
Receivable from affiliates	297	288
Other assets	3,869	3,172
Total assets	$2,791,316	$2,448,666
Liabilities
Borrowings
Holdings Credit Facility	$549,063	$512,563
Unsecured Notes	453,250	336,750
Convertible Notes	201,674	270,301
SBA-guaranteed debentures	165,000	165,000
NMFC Credit Facility	135,000	60,000
DB Credit Facility	100,000	57,000
Deferred financing costs (net of accumulated amortization of $25,481 and $22,234, respectively)	(16,469)	(17,515)
Net borrowings	1,587,518	1,384,099
Payable for unsettled securities purchased	84,930	20,147
Interest payable	15,501	12,397
Management fee payable	8,817	8,392
Incentive fee payable	6,987	6,864
Deferred tax liability	1,166	1,006
Payable to affiliates	451	1,021
Other liabilities	5,029	8,471
Total liabilities	1,710,399	1,442,397
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 and 100,000,000 shares authorized, respectively, and 80,610,302 and 76,106,372 shares issued and outstanding, respectively	806	761
Paid in capital in excess of par	1,097,286	1,035,629
Accumulated overdistributed earnings	(17,175)	(30,121)
Total net assets	$1,080,917	$1,006,269
Total liabilities and net assets	$2,791,316	$2,448,666
Number of shares outstanding	80,610,302	76,106,372
Net asset value per share	$13.41	$13.22

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income
From non-controlled/non-affiliated investments:
Interest income	$48,018	$38,510	$92,475	$73,946
Dividend income	—	—	—	486
Non-cash dividend income	2,069	1,439	4,043	2,763
Other income	1,841	1,013	4,095	3,881
From non-controlled/affiliated investments:
Interest income	1,033	210	2,037	312
Dividend income	812	791	1,538	1,636
Non-cash dividend income	301	4,017	592	8,026
Other income	301	912	592	1,214
From controlled investments:
Interest income	2,584	1,370	5,047	2,571
Dividend income	7,265	4,591	15,722	8,830
Non-cash dividend income	2,128	1,508	4,173	2,962
Other income	113	237	342	860
Total investment income	66,465	54,598	130,656	107,487
Expenses
Incentive fee	6,987	6,430	13,850	12,864
Management fee	11,640	9,301	22,615	17,993
Interest and other financing expenses	20,719	12,824	39,865	24,114
Professional fees	886	708	1,652	1,402
Administrative expenses	1,049	822	2,144	1,761
Other general and administrative expenses	398	518	810	928
Total expenses	41,679	30,603	80,936	59,062
Less: management fees waived (See Note 5)	(2,823)	(1,495)	(5,356)	(2,817)
Less: expenses waived and reimbursed (See Note 5)	(335)	(276)	(335)	(276)
Net expenses	38,521	28,832	75,245	55,969
Net investment income before income taxes	27,944	25,766	55,411	51,518
Income tax expense	(4)	45	13	61
Net investment income	27,948	25,721	55,398	51,457
Net realized gains (losses):
Non-controlled/non-affiliated investments	47	(6,609)	90	(6,403)
Controlled investments	5	—	8	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,677	(14,500)	12,440	(18,021)
Non-controlled/affiliated investments	(1,637)	8,270	(2,528)	10,079
Controlled investments	(5,025)	11,317	2,417	10,861
Securities purchased under collateralized agreements to resell	—	—	—	(12)
Provision for taxes	(270)	(1,066)	(160)	(984)
Net realized and unrealized gains (losses)	(4,203)	(2,588)	12,267	(4,480)
Net increase in net assets resulting from operations	$23,745	$23,133	$67,665	$46,977
Basic earnings per share	$0.29	$0.30	$0.85	$0.62
Weighted average shares of common stock outstanding - basic (See Note 11)	80,522,426	75,938,857	79,495,737	75,936,986
Diluted earnings per share	$0.27	$0.29	$0.76	$0.58
Weighted average shares of common stock outstanding - diluted (See Note 11)	97,693,499	85,762,984	96,780,587	85,761,113
Distributions declared and paid per share	$0.34	$0.34	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$27,948	$25,721	$55,398	$51,457
Net realized gains (losses) on investments	52	(6,609)	98	(6,403)
Net change in unrealized (depreciation) appreciation of investments	(3,985)	5,087	12,329	2,919
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	—	(12)
Provision for taxes	(270)	(1,066)	(160)	(984)
Net increase in net assets resulting from operations	23,745	23,133	67,665	46,977
Capital transactions
Net proceeds from shares sold	—	—	59,297	—
Deferred offering costs	—	—	(229)	—
Distributions declared to stockholders from net investment income	(27,377)	(25,818)	(54,719)	(51,636)
Reinvestment of distributions	1,270	2,330	2,634	2,330
Total net increase (decrease) in net assets resulting from capital transactions	(26,107)	(23,488)	6,983	(49,306)
Net increase (decrease) in net assets	(2,362)	(355)	74,648	(2,329)
Net assets at the beginning of the period	1,083,279	1,033,001	1,006,269	1,034,975
Net assets at the end of the period	$1,080,917	$1,032,646	$1,080,917	$1,032,646

Capital share activity
Shares sold	—	—	4,312,500	—
Shares issued from the reinvestment of distributions	90,872	171,279	191,430	171,279
Net increase in shares outstanding	90,872	171,279	4,503,930	171,279

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$67,665	$46,977
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(98)	6,403
Net change in unrealized appreciation of investments	(12,329)	(2,919)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	12
Amortization of purchase discount	(2,205)	(2,592)
Amortization of deferred financing costs	3,247	2,651
Amortization of premium on Convertible Notes	(57)	(55)
Non-cash investment income	(14,274)	(8,559)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(341,402)	(549,417)
Proceeds from sales and paydowns of investments	74,268	296,835
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	88	588
Cash paid for purchase of drawn portion of revolving credit facilities	(338)	(11,631)
Cash paid on drawn revolvers	(13,181)	(11,004)
Cash repayments on drawn revolvers	8,328	9,938
Interest and dividend receivable	(3,304)	(10,553)
Receivable from affiliates	(9)	(609)
Other assets	(802)	4,597
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	64,783	29,903
Interest payable	3,104	1,992
Management fee payable	425	15,175
Incentive fee payable	123	12,864
Deferred tax liability	160	984
Payable to affiliates	(570)	1,625
Other liabilities	(3,360)	8,469
Net cash flows used in operating activities	(169,738)	(158,326)
Cash flows from financing activities
Net proceeds from shares sold	59,297	—
Distributions paid	(52,085)	(49,306)
Offering costs paid	(380)	(40)
Proceeds from Holdings Credit Facility	119,500	152,500
Repayment of Holdings Credit Facility	(83,000)	(74,400)
Proceeds from Convertible Notes	86,681	—
Repayments from Convertible Notes	(155,250)	—
Proceeds from Unsecured Notes	116,500	90,000
Proceeds from SBA-guaranteed debentures	—	13,000
Proceeds from NMFC Credit Facility	245,000	120,000
Repayment of NMFC Credit Facility	(170,000)	(92,500)
Proceeds from DB Credit Facility	95,000	—
Repayment of DB Credit Facility	(52,000)	—
Deferred financing costs paid	(2,028)	(1,916)
Net cash flows provided by financing activities	207,235	157,338
Net increase (decrease) in cash and cash equivalents	37,497	(988)
Cash and cash equivalents at the beginning of the period	49,664	34,936
Cash and cash equivalents at the end of the period	$87,161	$33,948
Supplemental disclosure of cash flow information
Cash interest paid	$34,452	$18,871
Income taxes paid	10	216
Non-cash operating activities:
Non-cash activity on investments	$—	$1,346
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$2,634	$2,330
Accrual for offering costs	40	904
Accrual for deferred financing costs	336	170

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)	9.90% (L + 7.50%/M)	6/1/2018	6/8/2026	$28,613	$28,377	$28,040
	Second lien (8)	9.90% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,442	7,350
					36,113	35,819	35,390	3.27%
Wolfpack IP Co.**
Software	First lien (2)	8.90% (L + 6.50%/M)	6/14/2019	6/13/2025	9,091	9,001	9,000	0.83%
Total Funded Debt Investments - Canada					$45,204	$44,820	$44,390	4.10%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (2)	9.92% (L + 7.50%/M)	9/25/2017	10/3/2025	$37,853	$37,659	$37,664
	Second lien (8)	9.92% (L + 7.50%/M)	9/25/2017	10/3/2025	6,000	5,969	5,970
					43,853	43,628	43,634	4.04%
Air Newco LLC**
Software	First lien (2)	7.16% (L + 4.75%/M)	5/25/2018	5/31/2024	20,024	19,982	20,024	1.85%
Total Funded Debt Investments - United Kingdom					$63,877	$63,610	$63,658	5.89%
Funded Debt Investments - United States
Benevis Holding Corp.
Healthcare Services	First lien (2)(9)	8.90% (L + 6.32%/Q)	3/15/2018	3/15/2024	$63,051	$63,051	$63,051
	First lien (8)(9)	8.90% (L + 6.32%/Q)	3/15/2018	3/15/2024	15,470	15,470	15,470
	First lien (3)(9)(10) - Drawn	8.91% (L + 6.32%/Q)	3/29/2019	3/15/2024	626	626	626
					79,147	79,147	79,147	7.32%
Integro Parent Inc.
Business Services	First lien (2)(9)	8.24% (L + 5.75%/Q)	10/9/2015	10/31/2022	50,981	50,723	50,980
	Second lien (8)(9)	11.76% (L + 9.25%/Q)	10/9/2015	10/30/2023	10,000	9,936	10,000
					60,981	60,659	60,980	5.64%
Kronos Incorporated
Software	Second lien (2)	10.83% (L + 8.25%/Q)	10/26/2012	11/1/2024	46,000	45,587	47,629
	Second lien (8)	10.83% (L + 8.25%/Q)	10/26/2012	11/1/2024	11,147	11,147	11,541
					57,147	56,734	59,170	5.47%
Nomad Buyer, Inc.
Healthcare Services	First lien (2)	7.41% (L + 5.00%/M)	8/3/2018	8/1/2025	58,730	56,975	58,436	5.41%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(9)	7.90% (L + 5.50%/M)	9/17/2018	8/16/2024	50,624	50,173	50,117
	First lien (3)(9)(10) - Drawn	7.90% (L + 5.50%/M)	9/17/2018	8/16/2024	6,970	6,937	6,935
					57,594	57,110	57,052	5.28%
CentralSquare Technologies, LLC
Software	Second lien (3)	9.90% (L + 7.50%/M)	8/15/2018	8/31/2026	47,839	47,268	47,360
	Second lien (8)	9.90% (L + 7.50%/M)	8/15/2018	8/31/2026	7,500	7,411	7,425
					55,339	54,679	54,785	5.07%
Dealer Tire, LLC
Distribution & Logistics	First lien (2)	7.87% (L + 5.50%/M)	12/4/2018	12/12/2025	53,649	52,386	53,716	4.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Salient CRGT Inc.
Federal Services	First lien (2)	8.40% (L + 6.00%/M)	1/6/2015	2/28/2022	$39,873	$39,550	$38,279
	First lien (8)	8.40% (L + 6.00%/M)	6/6/2019	2/28/2022	13,625	13,080	13,080
					53,498	52,630	51,359	4.75%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)	8.33% (L + 6.00%/Q)	2/9/2018	2/9/2024	38,541	38,385	38,541
	First lien (2)(9)(10) - Drawn	8.33% (L + 6.00%/Q)	2/9/2018	2/9/2024	10,712	10,665	10,712
					49,253	49,050	49,253	4.56%
Associations, Inc.
Business Services	First lien (2)(9)	9.60% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	36,439	36,243	36,211
	First lien (8)(9)	9.60% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,038	5,010	5,006
	First lien (3)(9)(10) - Drawn	9.59% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,943	5,910	5,906
					47,420	47,163	47,123	4.36%
Brave Parent Holdings, Inc.
Software	Second lien (5)	10.08% (L + 7.50%/Q)	4/17/2018	4/17/2026	22,500	22,399	22,416
	Second lien (2)	10.08% (L + 7.50%/Q)	4/17/2018	4/17/2026	16,624	16,471	16,562
	Second lien (8)	10.08% (L + 7.50%/Q)	4/17/2018	4/17/2026	6,000	5,945	5,978
					45,124	44,815	44,956	4.16%
Quest Software US Holdings Inc.
Software	Second lien (2)	10.83% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,300	43,005	3.98%
Frontline Technologies Group Holdings, LLC
Education	First lien (4)(9)	8.83% (L + 6.50%/Q)	9/18/2017	9/18/2023	22,273	22,148	22,273
	First lien (2)(9)	8.83% (L + 6.50%/Q)	9/18/2017	9/18/2023	16,499	16,404	16,499
	First lien (3)(9)(10) - Drawn	8.83% (L + 6.50%/Q)	9/18/2017	9/18/2023	1,717	1,705	1,717
					40,489	40,257	40,489	3.75%
Symplr Software Intermediate Holdings, Inc. (23)
Symplr Software, Inc. (fka Caliper Software, Inc.)
Healthcare Information Technology	First lien (2)(9)	8.33% (L + 6.00%/Q)	11/30/2018	11/28/2025	25,690	25,504	25,497
	First lien (4)(9)	8.33% (L + 6.00%/Q)	11/30/2018	11/28/2025	14,925	14,820	14,813
					40,615	40,324	40,310	3.73%
iCIMS, Inc.
Software	First lien (8)(9)	8.90% (L + 6.50%/M)	9/12/2018	9/12/2024	31,636	31,353	31,320
	First lien (8)(9)	8.90% (L + 6.50%/M)	6/14/2019	9/12/2024	8,667	8,580	8,580
					40,303	39,933	39,900	3.69%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(9)	10.90% (Base + 8.50%/Q)	5/12/2014	10/30/2024	39,300	39,246	39,300	3.64%
Trader Interactive, LLC
Business Services	First lien (2)(9)	8.90% (L + 6.50%/M)	6/15/2017	6/17/2024	32,095	31,924	32,095
	First lien (8)(9)	8.90% (L + 6.50%/M)	6/15/2017	6/17/2024	4,975	4,948	4,975
					37,070	36,872	37,070	3.43%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	7.66% (L + 5.25%/M)	4/25/2017	4/29/2024	37,096	36,957	36,864	3.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TDG Group Holding Company
Consumer Services	First lien (2)(9)	7.83% (L + 5.50%/Q)	5/22/2018	5/31/2024	$24,986	$24,880	$24,986
	First lien (8)(9)	7.83% (L + 5.50%/Q)	5/22/2018	5/31/2024	4,975	4,954	4,975
	First lien (2)(9)	7.83% (L + 5.50%/Q)	5/22/2018	5/31/2024	3,337	3,323	3,337
	First lien (3)(9)(10) - Drawn	7.94% (L + 5.50%/Q)	5/22/2018	5/31/2024	1,387	1,380	1,387
					34,685	34,537	34,685	3.21%
Geo Parent Corporation
Business Services	First lien (2)	7.83% (L + 5.50%/Q)	12/13/2018	12/19/2025	33,494	33,336	33,452	3.09%
Apptio, Inc.
Software	First lien (8)(9)	9.67% (L + 7.25%/M)	1/10/2019	1/10/2025	34,076	33,426	33,394	3.09%
Finalsite Holdings, Inc.
Software	First lien (4)(9)	8.09% (L + 5.50%/Q)	9/28/2018	9/25/2024	22,331	22,181	22,164
	First lien (2)(9)	8.09% (L + 5.50%/Q)	9/28/2018	9/25/2024	11,030	10,955	10,947
					33,361	33,136	33,111	3.06%
Idera, Inc.
Software	Second lien (4)	11.41% (L + 9.00%/M)	6/27/2019	6/28/2027	22,500	22,331	22,331
	Second lien (2)	11.41% (L + 9.00%/M)	6/27/2019	6/28/2027	9,500	9,429	9,429
					32,000	31,760	31,760	2.94%
Ansira Holdings, Inc.
Business Services	First lien (8)	8.15% (L + 5.75%/M)	12/19/2016	12/20/2022	28,600	28,511	27,170
	First lien (3)(10) - Drawn	8.16% (L + 5.75%/M)	12/19/2016	12/20/2022	4,767	4,757	4,529
					33,367	33,268	31,699	2.93%
Navicure, Inc.
Healthcare Services	Second lien (2)	9.90% (L + 7.50%/M)	10/23/2017	10/31/2025	25,970	25,910	25,710
	Second lien (8)	9.90% (L + 7.50%/M)	10/23/2017	10/31/2025	6,000	5,986	5,940
					31,970	31,896	31,650	2.93%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	7.58% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,607	24,483	24,084
	Second lien (2)	11.58% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,463	4,399
					29,107	28,946	28,483	2.64%
Sovos Brands Intermediate, Inc.
Food & Beverage	First lien (2)	7.20% (L + 5.00%/Q)	11/16/2018	11/20/2025	28,098	27,966	27,817	2.57%
Confluent Health, LLC
Healthcare Services	First lien (2)	7.40% (L + 5.00%/Q)	6/21/2019	6/24/2026	27,500	27,363	27,363	2.53%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(9)	7.58% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,185	17,120	17,185
	First lien (3)(9)(10) - Drawn	7.58% (L + 5.25%/Q)	12/20/2017	7/2/2021	5,572	5,530	5,572
	First lien (2)(9)	7.58% (L + 5.25%/Q)	12/20/2017	7/2/2021	4,205	4,177	4,205
	First lien (3)(9)(10) - Drawn	9.75% (P + 4.25%/Q)	7/2/2015	7/2/2021	342	338	342
					27,304	27,165	27,304	2.53%
Kaseya Traverse Inc.
Software	First lien (8)(9)	8.94% (L + 5.50% + 1.00% PIK/M)*	5/9/2019	5/2/2025	27,432	27,163	27,157	2.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Conservice, LLC
Business Services	First lien (2)(9)	7.58% (L + 5.25%/Q)	1/3/2019	11/29/2024	$25,438	$25,319	$25,311
	First lien (3)(9)(10) - Drawn	7.58% (L + 5.25%/Q)	1/3/2019	11/29/2024	1,074	1,069	1,069
					26,512	26,388	26,380	2.44%
EN Engineering, LLC
Business Services	First lien (2)(9)	6.83% (L + 4.50%/Q)	7/30/2015	6/30/2021	23,226	23,128	23,226
	First lien (2)(9)	6.83% (L + 4.50%/Q)	7/30/2015	6/30/2021	1,344	1,337	1,344
					24,570	24,465	24,570	2.27%
AAC Holding Corp.
Education	First lien (2)(9)	10.69% (L + 8.25%/M)	9/30/2015	9/30/2022	24,754	24,650	23,509	2.17%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (4)(9)	7.16% (L + 4.75%/M)	8/4/2015	8/4/2022	17,325	17,237	17,325
	First lien (4)(9)	7.16% (L + 4.75%/M)	6/16/2017	8/4/2022	4,508	4,493	4,508
	First lien (2)(9)	7.16% (L + 4.75%/M)	9/25/2017	8/4/2022	1,144	1,140	1,144
	First lien (4)(9)	7.16% (L + 4.75%/M)	9/25/2017	8/4/2022	503	501	503
					23,480	23,371	23,480	2.17%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	10.83% (L + 8.25%/Q)	7/26/2018	7/30/2026	22,533	22,458	22,477	2.08%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	9.66% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,298	14,205
	Second lien (8)	9.66% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,474	7,425
					21,849	21,772	21,630	2.00%
Avatar Topco, Inc. (22)
EAB Global, Inc.
Education	Second lien (3)	10.13% (L + 7.50%/Q)	11/17/2017	11/17/2025	13,950	13,771	13,811
	Second lien (8)	10.13% (L + 7.50%/Q)	11/17/2017	11/17/2025	7,500	7,404	7,425
					21,450	21,175	21,236	1.96%
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)
Healthcare Services	Second lien (2)	10.91% (L + 8.50%/M)	2/5/2019	3/8/2027	21,051	20,589	20,999	1.94%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)	10.83% (L + 8.50%/Q)	3/5/2019	3/5/2027	20,372	20,074	20,321	1.88%
Help/Systems Holdings, Inc.
Software	Second lien (5)	10.08% (L + 7.75%/Q)	3/23/2018	3/27/2026	20,231	20,141	20,155	1.86%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	9.83% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,903	11,835
	Second lien (8)	9.83% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,439	7,397
					19,500	19,342	19,232	1.78%
Xactly Corporation
Software	First lien (4)(9)	9.66% (L + 7.25%/M)	7/31/2017	7/29/2022	19,047	18,904	19,047	1.76%
Integral Ad Science, Inc.
Software	First lien (8)(9)	9.66% (L + 6.00% + 1.25% PIK/M)*	7/19/2018	7/19/2024	18,794	18,632	18,606	1.72%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(9)	9.75% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,450	18,326	18,450	1.71%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(9)	7.12% (L + 4.75%/W)	12/18/2018	11/29/2024	17,413	17,332	17,325	1.60%
Navex Topco, Inc.
Software	Second lien (2)	9.41% (L + 7.00%/M)	8/9/2018	9/4/2026	16,807	16,728	16,681	1.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	$15,000	$14,809	$15,947	1.48%
Hill International, Inc.**
Business Services	First lien (2)(9)	8.08% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,484	15,429	15,484	1.43%
OEConnection LLC
Business Services	Second lien (3)	10.41% (L + 8.00%/M)	11/22/2017	11/22/2025	7,660	7,569	7,583
	Second lien (8)	10.41% (L + 8.00%/M)	11/22/2017	11/22/2025	7,500	7,411	7,425
					15,160	14,980	15,008	1.39%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	9.90% (L + 7.50%/M)	4/18/2016	10/19/2023	15,000	14,750	15,000	1.39%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(9)	10.40% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,337	14,109	1.31%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(9)	13.09% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	13,280	13,196	12,647
	First lien (3)(9)(10) - Drawn	13.07% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	829	822	790
					14,109	14,018	13,437	1.24%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(9)	8.84% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,383	13,376	1.24%
Castle Management Borrower LLC
Business Services	First lien (2)(9)	8.77% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,282	13,226	13,282	1.23%
Ministry Brands, LLC
Software	First lien (2)	6.33% (L + 4.00%/Q)	12/7/2016	12/2/2022	2,947	2,938	2,947
	First lien (3)(9)(10) - Drawn	7.33% (L + 5.00%/Q)	12/7/2016	12/2/2022	200	199	200
	Second lien (8)(9)	11.58% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,800	7,840
	Second lien (3)(9)	11.58% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,149	2,160
					13,147	13,086	13,147	1.22%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(9)	8.68% (L + 6.00%/Q)	9/15/2017	9/15/2023	6,646	6,614	6,646
	First lien (3)(9)	8.52% (L + 6.00%/Q)	9/15/2017	9/15/2023	5,250	5,217	5,250
					11,896	11,831	11,896	1.10%
CHA Holdings, Inc.
Business Services	Second lien (4)	11.08% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,949	7,117
	Second lien (3)	11.08% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,413	4,519
					11,465	11,362	11,636	1.08%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(9)	—	5/3/2013	—	14,500	14,500	11,362	1.05%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	9.85% (L + 7.50%/Q)	5/23/2018	5/25/2026	10,607	10,583	10,501	0.97%
Vectra Co.
Business Products	Second lien (8)	9.65% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,752	10,438	0.97%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.83% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,455	10,342	0.96%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	10.40% (L + 8.00%/M)	7/15/2016	7/15/2021	$8,651	$8,621	$8,651
	First lien (4)(9)	10.40% (L + 8.00%/M)	7/15/2016	7/15/2021	1,442	1,437	1,442
					10,093	10,058	10,093	0.93%
Quartz Holding Company
Software	Second lien (3)	10.44% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,804	10,050	0.93%
VT Topco, Inc.
Business Services	Second lien (4)	9.33% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,977	10,037	0.93%
Stats Intermediate Holdings, LLC
Business Services	First lien (2)	7.62% (L + 5.25%/M)	5/22/2019	7/10/2026	10,000	9,875	9,825	0.91%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)	7.23% (L + 4.75%/M)	3/18/2019	10/24/2022	9,948	9,763	9,700	0.90%
AgKnowledge Holdings Company, Inc.
Business Services	First Lien (4)	7.15% (L + 4.75%/M)	11/30/2018	7/23/2023	9,403	9,361	9,379	0.87%
JAMF Holdings, Inc.
Software	First lien (8)(9)	9.53% (L + 7.00%/Q)	11/13/2017	11/11/2022	8,757	8,694	8,757
	First lien (3)(9)(10) - Drawn	9.41% (L + 7.00%/M)	11/13/2017	11/11/2022	500	495	500
					9,257	9,189	9,257	0.86%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.90% (L + 5.50%/M)	2/22/2017	8/16/2022	9,239	9,052	9,170	0.85%
Wrike, Inc.
Software	First lien (8)(9)	9.16% (L + 6.75%/M)	12/31/2018	12/31/2024	9,067	8,982	8,976	0.83%
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (8)	7.83% (L + 5.50%/Q)	5/24/2019	5/29/2026	8,000	7,921	7,880	0.73%
Zywave, Inc.
Software	Second lien (4)(9)	11.59% (L + 9.00%/Q)	11/22/2016	11/17/2023	6,980	6,943	6,980
	First lien (3)(9)(10) - Drawn	7.39% (L + 5.00%/Q)	11/22/2016	11/17/2022	670	665	670
					7,650	7,608	7,650	0.71%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	10.90% (L + 8.50%/M)	6/9/2016	9/7/2024	7,583	7,513	7,507	0.69%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (2)	9.90% (L + 7.50%/M)	8/16/2017	9/15/2025	7,000	6,941	7,035	0.65%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.90% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,706	6,747	0.62%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	9.15% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,703	6,615	0.61%
DealerSocket, Inc.
Software	First lien (2)	7.15% (L + 4.75%/M)	4/16/2018	4/26/2023	6,644	6,604	6,577	0.61%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	9.15% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,703	6,564	0.61%
First American Payment Systems, L.P.
Business Services	First lien (2)	7.35% (L + 4.75%/Q)	1/3/2017	1/5/2024	6,344	6,299	6,344	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	$5,000	$4,829	$5,431	0.50%
ADG, LLC
Healthcare Services	Second lien (3)(9)	12.20% (L + 10.00%/S)	10/3/2016	3/28/2024	5,087	5,033	4,794	0.44%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,483	0.23%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,957	2,073	0.19%
Diligent Corporation
Software	First lien (3)(9)(10) - Drawn	8.35% (L + 5.50%/S)	12/19/2018	4/14/2022	2,077	2,065	2,064	0.19%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)	5.70% (L + 3.50%/Q)	6/24/2019	8/28/2024	1,995	1,666	1,666	0.15%
Education Management Corporation (12)
Education Management II LLC
Education	First Lien (2)	11.00% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	211	205	7
	First Lien (3)	11.00% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	119	116	4
	First Lien (2)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	300	292	1
	First Lien (3)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	169	165	—
	First Lien (2)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	170	141	—
	First Lien (2)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	5	4	—
	First Lien (3)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	96	79	—
	First Lien (3)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	3	2	—
					1,073	1,004	12	0.00%
PPVA Fund, L.P.
Business Services	Collateralized Financing (25)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$1,975,187	$1,958,660	$1,957,782	181.12%
Total Funded Debt Investments					$2,084,268	$2,067,090	$2,065,830	191.11%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(9)(21)	—	9/1/2017	—	70,712	$6,991	$7,071	0.65%
Total Shares - Hong Kong						$6,991	$7,071	0.65%
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(9)(22)	—	11/17/2017	—	35,750	$43,125	$43,362	4.01%
Tenawa Resource Holdings LLC (13)
QID NGL LLC	Preferred shares (6)(9)	—	10/30/2017	—	1,623,385	1,624	2,989
Energy	Ordinary shares (6)(9)	—	5/12/2014	—	5,290,997	5,291	9,256
						6,915	12,245	1.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Symplr Software Intermediate Holdings, Inc. (23)
Healthcare Information Technology	Preferred Shares (4)(9)	—	11/30/2018	—	7,500	$7,979	$7,970
	Preferred Shares (3)(9)	—	11/30/2018	—	2,586	2,751	2,748
						10,730	10,718	0.99%
Alert Holding Company, Inc. (14)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(9)	—	5/31/2019	—	5,000	4,977	4,976	0.47%
Education Management Corporation(12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$66,216	$71,301	6.60%
Total Shares						$73,207	$78,372	7.25%
Warrants - United States						.
ASP LCG Holdings, Inc.
Education	Warrants (3)(9)	—	5/5/2014	5/5/2026	622	$37	$827	0.08%
Total Warrants - United States						$37	$827	0.08%
Total Funded Investments						$2,140,334	$2,145,029	198.44%
Unfunded Debt Investments - Canada
Wolfpack IP Co.**
Software	First lien (3)(10) - Undrawn	—	6/14/2019	6/13/2025	$909	$(9)	$(9)	(0.00)%
Total Unfunded Debt Investments - Canada					$909	$(9)	$(9)	(0.00)%
Unfunded Debt Investments - United States						`
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	4/16/2019	4/16/2021	$20,426	$—	$—
	First lien (3)(9)(10) - Undrawn	—	12/20/2017	12/20/2019	3,645	(32)	—
	First lien (3)(9)(10) - Undrawn	—	7/2/2015	7/2/2021	1,758	(18)	—
					25,829	(50)	—	—%
iPipeline, Inc. (Internet Pipeline, Inc.)
Software	First lien (3)(9)(10) - Undrawn	—	8/4/2015	8/4/2021	1,000	(10)	—	—%
Ministry Brands, LLC
Software	First lien (3)(9)(10) - Undrawn	—	12/7/2016	12/2/2022	800	(4)	—	—%
Zywave, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/22/2016	11/17/2022	1,330	(10)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Benevis Holding Corp.
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	3/29/2019	4/17/2020	$7,195	$—	$—	—%
Trader Interactive, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
Xactly Corporation
Software	First lien (3)(9)(10) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	6/8/2018	10/30/2021	6,743	(34)	—	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/15/2017	3/15/2023	1,738	(17)	—	—%
Frontline Technologies Group Holdings, LLC
Education	First lien (3)(9)(10) - Undrawn	—	9/18/2017	9/18/2019	6,016	(45)	—	—%
JAMF Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/13/2017	11/11/2022	250	(2)	—	—%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)(10) - Undrawn	—	2/9/2018	2/9/2020	771	(2)	—	—%
TDG Group Holding Company
Consumer Services	First lien (3)(9)(10) - Undrawn	—	5/22/2018	5/31/2024	3,657	(18)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10) - Undrawn	—	11/30/2018	7/23/2023	526	(3)	(1)	(0.00)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	8/25/2017	8/25/2023	52	—	(2)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(6)	(0.00)%
Wrike, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	(9)	(0.00)%
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	5/24/2019	5/30/2025	930	(9)	(14)	(0.00)%
Integral Ad Science, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	7/19/2018	7/19/2023	1,429	(14)	(14)	(0.00)%
Finalsite Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	(19)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	1,977	(20)	(20)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Conservice, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	1/3/2019	11/29/2024	$1,360	$(7)	$(7)
	First lien (3)(9)(10) - Undrawn	—	1/3/2019	6/30/2020	5,641	—	(27)
					7,001	(7)	(34)	(0.00)%
Associations, Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2021	4,300	(27)	(27)
	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	(13)
					6,333	(40)	(40)	(0.00)%
Apptio, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	1/10/2019	1/10/2025	2,066	(41)	(41)	(0.01)%
Kaseya Traverse Inc.
Software	First lien (3)(9)(10) - Undrawn	—	5/9/2019	5/3/2021	3,302	—	(33)
	First lien (3)(9)(10) - Undrawn	—	5/9/2019	5/2/2025	2,312	(23)	(23)
					5,614	(23)	(56)	(0.01)%
Diligent Corporation
Software	First lien (3)(9)(10) - Undrawn	—	12/19/2018	12/19/2020	11,349	(71)	(71)	(0.01)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	12/19/2016	4/16/2020	2,437	(10)	(122)	(0.01)%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/17/2018	8/16/2020	38,335	(192)	(192)	(0.02)%
Salient CRGT Inc.
Federal Services	First lien (3)(10) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(245)	(0.02)%
Total Unfunded Debt Investments - United States					$146,182	$(1,167)	$(886)	(0.08)%
Total Unfunded Debt Investments					$147,091	$(1,176)	$(895)	(0.08)%
Total Non-Controlled/Non-Affiliated Investments						$2,139,158	$2,144,134	198.36%
Non-Controlled/Affiliated Investments (26)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(9)	14.94% (L + 7.50% + 5.00% PIK/M)*	6/14/2018	6/30/2022	$10,309	$10,309	$10,309
	First lien (3)(9)(10) - Drawn	8.91% (L + 6.50%/M)	6/14/2018	6/30/2022	17,750	17,750	17,750
	Subordinated (3)(9)	18.00% PIK/Q*	12/26/2018	6/30/2022	2,633	2,633	2,633
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	2,467	2,467	2,100
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	1,271	1,271	1,082
					34,430	34,430	33,874	3.13%
Total Funded Debt Investments - United States					$34,430	$34,430	$33,874	3.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(9)	—	6/13/2014	—	—	$23,000	$23,000	2.13%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(9)	—	7/31/2017	—	25,000,000	11,501	9,897
	Ordinary shares (3)(9)	—	7/31/2017	—	2,786,000	1,281	1,103
						12,782	11,000	1.02%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(9)(16)	—	10/31/2016	—	1,873,737	8,503	8,450
	Ordinary shares (3)(9)	—	10/31/2016	—	1,366,452	1,350	268
						9,853	8,718	0.81%
Total Shares - United States						$45,635	$42,718	3.96%
Total Funded Investments						$80,065	$76,592	7.09%
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(9)(10) - Undrawn	—	6/14/2018	6/30/2022	$2,250	$—	$—	—%
Total Unfunded Debt Investments - United States					$2,250	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$80,065	$76,592	7.09%
Controlled Investments (27)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	First lien (2)	11.08% (L + 4.50% + 4.00% PIK/Q)*	8/6/2018	6/9/2021	$10,000	$8,770	$8,500
	Second lien (3)(9)	7.00% PIK/Q*	2/23/2018	12/9/2021	11,581	11,060	11,581
	Second lien (3)(9)(10) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	7,708	7,708	7,708
	Subordinated (3)(9)	8.50% PIK/Q*	6/9/2015	12/9/2021	5,102	5,099	5,102
	Subordinated (2)(9)	10.00% PIK/Q*	6/9/2015	12/9/2021	19,468	19,468	17,100
	Subordinated (3)(9)	10.00% PIK/Q*	6/9/2015	12/9/2021	4,789	4,789	4,206
					58,648	56,894	54,197	5.01%
NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	15,562	11,835	11,283
	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	8,600	7,674	7,525
					24,162	19,509	18,808	1.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	First lien (2)(9)	7.83% (L + 5.50%/Q)	6/29/2018	8/20/2024	$12,478	$12,478	$12,478
	First lien (2)(9)	7.83% (L + 5.50%/Q)	6/29/2018	8/20/2024	2,496	2,496	2,496
					14,974	14,974	14,974	1.39%
Total Funded Debt Investments - United States					$97,784	$91,377	$87,979	8.14%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	$7,345	$9,949	0.92%
Total Shares - Canada						$7,345	$9,949	0.92%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(9)	—	5/4/2018	—	—	$80,000	$80,000	7.40%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(9)	—	5/3/2016	—	—	79,400	79,400	7.35%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(9)(17)	—	1/13/2015	—	26,546,931	24,167	23,852
	Preferred shares (3)(9)(17)	—	1/13/2015	—	7,336,309	6,679	6,592
	Preferred shares (3)(9)(18)	—	6/30/2017	—	14,351,499	14,351	14,304
	Preferred shares (3)(9)(19)	—	8/17/2018	—	7,795,276	7,795	7,795
	Ordinary shares (2)(9)	—	1/13/2015	—	2,096,477	1,925	5,003
	Ordinary shares (3)(9)	—	1/13/2015	—	1,993,749	532	4,758
						55,449	62,304	5.76%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	32,578	34,294	3.17%
NM GLCR LP
Net Lease	Membership interest (7)(9)	—	2/1/2018	—	—	14,750	20,918	1.94%
NM CLFX LP
Net Lease	Membership interest (7)(9)	—	10/6/2017	—	—	12,538	12,725	1.18%
NM APP US LLC
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	5,080	6,101	0.56%
NM DRVT LLC
Net Lease	Membership interest (7)(9)	—	11/18/2016	—	—	5,152	5,704	0.53%
NM KRLN LLC
Net Lease	Membership interest (7)(9)	—	11/15/2016	—	—	7,510	4,386	0.40%
NHME Holdings Corp.(20)
Healthcare Services	Ordinary Shares (3)(9)	—	11/27/2018	—	640,000	4,000	4,000	0.37%
NM JRA LLC
Net Lease	Membership interest (7)(9)	—	8/12/2016	—	—	2,043	3,500	0.32%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC(15)
Education	Ordinary shares (3)(9)	—	6/9/2015	—	123,968	$11	$884
	Ordinary shares (2)(9)	—	6/9/2015	—	107,143	9	764
						20	1,648	0.15%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	306	317	0.03%
Total Shares - United States						$298,826	$315,297	29.16%
Total Shares						$306,171	$325,246	30.08%
Warrants - United States
Edmentum Ultimate Holdings, LLC(15)
Education	Warrants (3)(9)	—	2/23/2018	5/5/2026	1,141,846	$769	$8,145	0.75%
NHME Holdings Corp.(20)
Healthcare Services	Warrants (3)(9)	—	11/27/2018	—	160,000	1,000	1,000	0.09%
Total Warrants - United States						$1,769	$9,145	0.84%
Total Controlled Investments						$399,317	$422,370	39.07%
Total Investments						$2,618,540	$2,643,096	244.52%

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

(11)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2019.

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

(14)
The Company holds investments in two wholly-owned subsidiaries of Alert Holding Company, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Holdings, Inc. and preferred equity in Alert Intermediate Holdings I, Inc. The preferred equity is entitled to receive preferential dividends at a rate of L + 10.0% per annum.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

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

(25)
The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $23,508 as of June 30, 2019. See Note 2. Summary of Significant Accounting Policies, for details.

(26)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2019 and December 31, 2018, along with transactions during the six months ended June 30, 2019 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income	Dividend Income	Other Income
NMFC Senior Loan Program I LLC	$23,000	$—	$—	$—	$—	$23,000	$—	$1,538	$574
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	41,966	1,677	(50)	—	(1,001)	42,592	2,037	592	18
Sierra Hamilton Holdings Corporation	12,527	—	—	—	(1,527)	11,000	—	—	—
Total Non-Controlled/Affiliated Investments	$77,493	$1,677	$(50)	$—	$(2,528)	$76,592	$2,037	$2,130	$592

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(in thousands, except shares)
(unaudited)

(27)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of June 30, 2019 and December 31, 2018, along with transactions during the six months ended June 30, 2019 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$45,011	$9,508	$(67)	$8	$9,538	$63,990	$2,757	$—	$4
National HME, Inc./NHME Holdings Corp.	22,722	1,678	—	—	(592)	23,808	1,678	—	—
NM APP CANADA CORP	9,727	—	—	—	222	9,949	—	450	—
NM APP US LLC	5,912	—	—	—	189	6,101	—	263	—
NM CLFX LP	12,770	—	—	—	(45)	12,725	—	785	—
NM DRVT LLC	5,619	—	—	—	85	5,704	—	287	—
NM JRA LLC	2,537	—	—	—	963	3,500	—	125	—
NM GLCR LP	20,343	—	—	—	575	20,918	—	874	—
NM KRLN LLC	4,205	—	—	—	181	4,386	—	420	—
NM NL Holdings, L.P.	33,392	—	—	—	902	34,294	—	1,628	—
NM GP Holdco, LLC	311	—	—	—	6	317	—	15	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	5,955	—
NMFC Senior Loan Program III LLC	78,400	1,600	—	—	—	80,000	—	4,920	—
UniTek Global Services, Inc.	82,788	4,172	(75)	—	(9,607)	77,278	612	4,173	338
Total Controlled Investments	$403,137	$16,958	$(142)	$8	$2,417	$422,370	$5,047	$19,895	$342

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2019, 12.81% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2019
(unaudited)

June 30, 2019
Investment Type	Percent of Total Investments at Fair Value
First lien	52.76%
Second lien	27.35%
Subordinated	2.63%
Equity and other	17.26%
Total investments	100.00%

June 30, 2019
Industry Type	Percent of Total Investments at Fair Value
Business Services	23.75%
Software	22.42%
Healthcare Services	16.84%
Education	8.44%
Investment Fund (includes investments in joint ventures)	6.90%
Energy	3.98%
Net Lease	3.70%
Federal Services	3.33%
Distribution & Logistics	3.20%
Consumer Services	2.96%
Healthcare Information Technology	2.50%
Food & Beverage	1.06%
Packaging	0.53%
Business Products	0.39%
Total investments	100.00%

June 30, 2019
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.35%
Fixed rates	6.65%
Total investments	100.00%

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
Nomad Buyer, Inc.

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

June 30, 2019
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through June 30, 2019, NMFC raised approximately $673,878 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related and other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
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

•
New Mountain Net Lease Corporation ("NMNLC"), which acquires commercial real properties that are subject to ‘‘triple net’’ leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code;

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
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2019, the Company’s top five industry concentrations were business services, software, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2019.
Below is certain summarized property information for NMNLC as of June 30, 2019:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2019
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$34,611
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	20,918
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,725
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	9,949
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,101
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,704
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	4,386
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,500
					$97,894
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2019 and December 31, 2018, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $23,508 and $23,508, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2019 and December 31, 2018.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2019, the Company recognized PIK and non-cash interest from investments of $3,170 and $6,130, respectively, and PIK and non-cash dividends from investments of $4,498 and $8,808, respectively. For the three and six months ended June 30, 2018, the Company recognized PIK and non-cash interest from investments of $1,938 and $3,612, respectively, and PIK and non-cash dividends from investments of $6,964 and $13,751, respectively.
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
For the three and six months ended June 30, 2019, the Company recognized a total income tax provision of approximately $266 and $173, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2019, the Company recorded current income tax (benefit) expense of approximately $(4) and $13, respectively, and deferred income tax provision of approximately $270 and $160, respectively. For the three and six months ended June 30, 2018, the Company recognized a total income tax provision of approximately $1,111 and $1,045, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2018, the Company recorded current income tax expense of approximately $45 and $61, respectively, and deferred income tax provision of approximately $1,066 and $984, respectively.
As of June 30, 2019 and December 31, 2018, the Company had $1,166 and $1,006, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2018, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2019 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2019 and June 30, 2018, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the share repurchase program.
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

Note 3. Investments
At June 30, 2019, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,395,822	$1,394,329
Second lien	721,077	722,940
Subordinated	74,822	69,519
Equity and other	426,819	456,308
Total investments	$2,618,540	$2,643,096
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$625,312	$627,611
Software	587,916	592,694
Healthcare Services	445,025	444,991
Education	217,804	222,973
Investment Fund (includes investments in joint ventures)	182,400	182,400
Energy	103,226	105,137
Net Lease	87,302	97,894
Federal Services	89,097	87,978
Distribution & Logistics	83,452	84,707
Consumer Services	78,147	78,319
Healthcare Information Technology	65,804	66,028
Food & Beverage	27,966	27,817
Packaging	14,337	14,109
Business Products	10,752	10,438
Total investments	$2,618,540	$2,643,096

At December 31, 2018, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,179,129	$1,173,459
Second lien	666,545	662,556
Subordinated	72,559	65,297
Equity and other	411,493	440,641
Total investments	$2,329,726	$2,341,953
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$541,901	$554,404
Software	476,473	478,063
Healthcare Services	350,357	346,521
Education	214,032	209,433
Investment Fund (includes investments in joint ventures)	180,800	180,800
Consumer Services	122,326	120,562
Energy	101,794	105,122
Net Lease	87,299	94,816
Distribution & Logistics	82,201	80,581
Federal Services	74,572	73,962
Healthcare Information Technology	44,793	44,989
Food & Beverage	28,099	27,957
Packaging	14,328	14,278
Business Products	10,751	10,465
Total investments	$2,329,726	$2,341,953
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of June 30, 2019, the Company's investment in EDMC placed on non-accrual status represented an aggregate cost basis of $1,004, an aggregate fair value of $12 and total unearned interest income of $42 and $83, respectively, for the three and six months then ended.
As of June 30, 2019, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $45,924 and $0, respectively. As of June 30, 2019, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $103,417. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2019.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. As of June 30, 2019 and December 31, 2018, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $11,362 and $11,362, respectively, which is reflective of the higher inherent risk in this transaction.
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
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of June 30, 2019, SLP I had total investments with an aggregate fair value of approximately $341,161, debt outstanding of $233,367 and capital that had been called and funded of $93,000. As of December 31, 2018, SLP I had total investments with an aggregate fair value of approximately $327,240, debt outstanding of $242,567 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2019 and December 31, 2018.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2019, the Company earned approximately $291 and $574, respectively, in management fees related to SLP I, which is included in other income. For the three and six months ended June 30, 2018, the Company earned approximately $301 and $596, respectively, in management fees related to SLP I, which is included in other income. As of June 30, 2019 and December 31, 2018, approximately $291 and $288, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2019, the Company earned approximately $812 and $1,538, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2018, the Company earned approximately $791 and $1,636, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2019 and December 31, 2018, approximately $812 and $750, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between the Company and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from the Company and SkyKnight. SLP II's investment period is currently until April 12, 2020 and SLP II will continue in existence until April 12, 2022. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of June 30, 2019, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2019 and December 31, 2018.

On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum. As of June 30, 2019 and December 31, 2018, SLP II had total investments with an aggregate fair value of approximately $364,281 and $336,869, respectively, and debt outstanding under its credit facility of $267,670 and $243,170, respectively. As of June 30, 2019 and December 31, 2018, none of SLP II's investments were on non-accrual. Additionally, as of June 30, 2019 and December 31, 2018, SLP II had unfunded commitments in the form of delayed draws of $4,109 and $5,858, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
First lien investments (1)	$373,248	$348,577
Weighted average interest rate on first lien investments (2)	6.67%	6.84%
Number of portfolio companies in SLP II	36	31
Largest portfolio company investment (1)	$17,063	$17,150
Total of five largest portfolio company investments (1)	$79,559	$80,766

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of June 30, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	6.19% (L + 3.75%)	2/27/2025	$9,883	$9,841	$9,840
ADG, LLC	Healthcare Services	7.45% (L + 4.75% + 0.50% PIK)	9/28/2023	16,032	15,927	15,792
Bearcat Buyer, Inc.	Healthcare Services	6.56% (L + 4.25%)	7/9/2026	1,382	1,375	1,375
Brave Parent Holdings, Inc.	Software	6.58% (L + 4.00%)	4/18/2025	15,345	15,296	15,259
CentralSquare Technologies, LLC	Software	6.15% (L + 3.75%)	8/29/2025	14,925	14,891	14,771
CHA Holdings, Inc.	Business Services	6.83% (L + 4.50%)	4/10/2025	10,751	10,709	10,738
CHA Holdings, Inc.	Business Services	6.81% (L + 4.50%)	4/10/2025	2,057	2,047	2,055
CommerceHub, Inc.	Software	6.15% (L + 3.75%)	5/21/2025	2,475	2,464	2,438
Drilling Info Holdings, Inc.	Business Services	6.65% (L + 4.25%)	7/30/2025	14,770	14,712	14,696
Edgewood Partners Holdings LLC	Business Services	6.65% (L + 4.25%)	9/6/2024	6,381	6,321	6,365
Fastlane Parent Company, Inc.	Distribution & Logistics	6.83% (L + 4.50%)	2/4/2026	3,491	3,424	3,443
GOBP Holdings, Inc.	Retail	6.14% (L + 3.75%)	10/22/2025	1,639	1,635	1,640
Greenway Health, LLC	Software	6.08% (L + 3.75%)	2/16/2024	14,700	14,648	13,046
Idera, Inc.	Software	6.91% (L + 4.50%)	6/28/2024	14,928	14,821	14,966
Institutional Shareholder Services Inc.	Business Services	6.83% (L + 4.50%)	3/5/2026	13,965	13,829	13,860
J.D. Power (fka J.D. Power and Associates)	Business Services	6.15% (L + 3.75%)	9/7/2023	14,885	14,847	14,848
Keystone Acquisition Corp.	Healthcare Services	7.58% (L + 5.25%)	5/1/2024	5,306	5,266	5,194
LSCS Holdings, Inc.	Healthcare Services	6.58% (L + 4.25%)	3/17/2025	7,316	7,308	7,280
LSCS Holdings, Inc.	Healthcare Services	6.58% (L + 4.25%)	3/17/2025	1,889	1,886	1,879
Market Track, LLC	Business Services	6.65% (L + 4.25%)	6/5/2024	11,760	11,716	10,584
Medical Solutions Holdings, Inc.	Healthcare Services	6.15% (L + 3.75%)	6/14/2024	4,409	4,393	4,409
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	12,222	12,181	12,222
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	2,105	2,099	2,105
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	884	880	884
NorthStar Financial Services Group, LLC	Software	5.60% (L + 3.25%)	5/25/2025	5,885	5,859	5,804
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.66% (L + 5.25%)	4/29/2024	10,290	10,252	10,226
Poseidon Intermediate, LLC	Software	6.66% (L + 4.25%)	8/15/2022	14,654	14,651	14,678
Premise Health Holding Corp.	Healthcare Services	5.83% (L + 3.50%)	7/10/2025	1,379	1,373	1,371
Project Accelerate Parent, LLC	Business Services	6.66% (L + 4.25%)	1/2/2025	14,813	14,751	14,775
PSC Industrial Holdings Corp.	Industrial Services	6.14% (L + 3.75%)	10/11/2024	10,343	10,261	10,327
Quartz Holding Company	Software	6.44% (L + 4.00%)	4/2/2026	4,000	3,980	3,995
Quest Software US Holdings Inc.	Software	6.83% (L + 4.25%)	5/16/2025	14,925	14,860	14,729
Salient CRGT Inc.	Federal Services	8.40% (L + 6.00%)	2/28/2022	13,321	13,244	12,789
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.83% (L + 4.25%)	7/30/2025	8,933	8,913	8,894
The Ultimate Software Group Inc.	Software	6.08% (L + 3.75%)	5/4/2026	5,000	4,988	5,014
Wirepath LLC	Distribution & Logistics	6.33% (L + 4.00%)	8/5/2024	14,888	14,888	14,813
WP CityMD Bidco LLC	Healthcare Services	5.83% (L + 3.50%)	6/7/2024	10,768	10,748	10,761
Wrench Group LLC	Consumer Services	6.45% (L + 4.25%)	4/30/2026	4,500	4,456	4,500
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	14,877	14,866	14,858
Zywave, Inc.	Software	7.58% (L + 5.00%)	11/17/2022	17,063	17,010	17,063
Total Funded Investments				$369,139	$367,616	$364,286
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$284	$(1)	$(1)
CHA Holdings, Inc.	Business Services	—	10/10/2019	86	—	—
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	62	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	1,087	(11)	(3)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(1)
Wrench Group LLC	Consumer Services	—	4/30/2021	1,500	—	—
Total Unfunded Investments				$4,109	$(17)	$(5)
Total Investments				$373,248	$367,599	$364,281

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2019.

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

Below is certain summarized financial information for SLP II as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and June 30, 2018:

Selected Balance Sheet Information:	June 30, 2019	December 31, 2018
Investments at fair value (cost of $367,599 and $341,247, respectively)	$364,281	$336,869
Cash and other assets	8,792	7,620
Total assets	$373,073	$344,489

Credit facility	$267,670	$243,170
Deferred financing costs	(1,852)	(1,374)
Distribution payable	3,500	3,250
Payable for unsettled securities purchased	3,861	—
Other liabilities	2,872	2,869
Total liabilities	276,051	247,915

Members' capital	$97,022	$96,574
Total liabilities and members' capital	$373,073	$344,489

Selected Statement of Operations	Three Months Ended		Six Months Ended
Information:	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income	$6,345	$6,134	$12,568	$11,764
Other income	32	36	58	58
Total investment income	6,377	6,170	12,626	11,822

Interest and other financing expenses	2,966	2,553	5,739	4,981
Other expenses	144	140	279	364
Total expenses	3,110	2,693	6,018	5,345
Less: expenses waived and reimbursed	(20)	—	(20)	—
Net expenses	3,090	2,693	5,998	5,345
Net investment income	3,287	3,477	6,628	6,477

Net realized gains on investments	253	180	261	633
Net change in unrealized (depreciation) appreciation of investments	(487)	(957)	1,060	(280)
Net increase in members' capital	$3,053	$2,700	$7,949	$6,830
For the three and six months ended June 30, 2019, the Company earned approximately $2,779 and $5,955, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2018, the Company earned approximately $3,144 and $5,764, respectively, of dividend income related to SLP II, which is included in dividend income. As of June 30, 2019 and December 31, 2018, approximately $2,779 and $2,581, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2019, the Company and SkyKnight II have committed $100,000 and $25,000, respectively, of equity to SLP III. As of June 30, 2019, the Company and SkyKnight II have contributed $80,000 and $20,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2019 and December 31, 2018.
On May 2, 2018, SLP III closed its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective June 24, 2019, SLP III's revolving credit facility has a maximum borrowing capacity of $375,000. As of June 30, 2019 and December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $441,713 and $365,357, respectively, and debt outstanding under its credit facility of $288,300 and $280,300, respectively. As of June 30, 2019 and December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2019 and December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $11,898 and $8,811, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
First lien investments (1)	$459,743	$383,289
Weighted average interest rate on first lien investments (2)	6.36%	6.50%
Number of portfolio companies in SLP III	46	39
Largest portfolio company investment (1)	$24,000	$18,958
Total of five largest portfolio company investments (1)	$94,581	$85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	6.19% (L + 3.75%)	2/27/2025	$1,210	$1,210	$1,204
Affordable Care Holding Corp.	Healthcare Services	7.23% (L + 4.75%)	10/24/2022	5,994	5,902	5,844
BCPE Empire Holdings, Inc.	Distribution & Logistics	6.40% (L + 4.00%)	6/10/2026	9,190	9,098	9,167
Bearcat Buyer, Inc.	Healthcare Services	6.56% (L + 4.25%)	7/9/2026	19,902	19,803	19,803
Bracket Intermediate Holding Corp.	Healthcare Services	6.82% (L + 4.25%)	9/5/2025	14,888	14,820	14,850
Brave Parent Holdings, Inc.	Software	6.58% (L + 4.00%)	4/18/2025	14,850	14,803	14,766
CentralSquare Technologies, LLC	Software	6.15% (L + 3.75%)	8/29/2025	14,925	14,891	14,771
Certara Holdco, Inc.	Healthcare I.T.	5.83% (L + 3.50%)	8/15/2024	1,269	1,273	1,262
CHA Holdings, Inc.	Business Services	6.83% (L + 4.50%)	4/10/2025	992	992	991
CommerceHub, Inc.	Software	6.15% (L + 3.75%)	5/21/2025	14,850	14,785	14,627
Covenant Surgical Partners, Inc.	Healthcare Services	6.40% (L + 4.25%)	7/1/2026	10,000	9,900	9,963
CRCI Longhorn Holdings, Inc.	Business Services	5.91% (L + 3.50%)	8/8/2025	14,887	14,821	14,739
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	6.15% (L + 3.75%)	6/6/2025	14,860	14,828	14,715
Drilling Info Holdings, Inc.	Business Services	6.65% (L + 4.25%)	7/30/2025	18,798	18,713	18,704
Edgewood Partners Holdings LLC	Business Services	6.65% (L + 4.25%)	9/6/2024	6,381	6,321	6,365
Fastlane Parent Company, Inc.	Distribution & Logistics	6.83% (L + 4.50%)	2/4/2026	3,491	3,424	3,443
Greenway Health, LLC	Software	6.08% (L + 3.75%)	2/16/2024	14,746	14,755	13,088
Heartland Dental, LLC	Healthcare Services	6.15% (L + 3.75%)	4/30/2025	18,410	18,330	17,520
Idera, Inc.	Software	6.91% (L + 4.50%)	6/28/2024	9,783	9,740	9,807
Institutional Shareholder Services Inc.	Business Services	6.83% (L + 4.50%)	3/5/2026	998	988	990
J.D. Power (fka J.D. Power and Associates)	Business Services	6.15% (L + 3.75%)	9/7/2023	5,954	5,954	5,939
Kestra Advisor Services Holdings A, Inc.	Business Services	6.78% (L + 4.25%)	6/3/2026	9,500	9,420	9,464
Market Track, LLC	Business Services	6.65% (L + 4.25%)	6/5/2024	4,802	4,797	4,322
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	4,572	4,555	4,572
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	884	880	884
National Intergovernmental Purchasing Alliance Company	Business Services	6.08% (L + 3.75%)	5/23/2025	14,850	14,838	14,664
Navex Topco, Inc.	Software	5.66% (L + 3.25%)	9/5/2025	14,887	14,819	14,620
Navicure, Inc.	Healthcare Services	6.15% (L + 3.75%)	11/1/2024	2,970	2,970	2,953
Netsmart Technologies, Inc.	Healthcare I.T.	6.15% (L + 3.75%)	4/19/2023	10,384	10,384	10,296
Newport Group Holdings II, Inc.	Business Services	6.15% (L + 3.75%)	9/12/2025	4,963	4,940	4,922
NorthStar Financial Services Group, LLC	Software	5.60% (L + 3.25%)	5/25/2025	11,770	11,719	11,609
OEConnection LLC	Business Services	6.41% (L + 4.00%)	11/22/2024	1,821	1,833	1,807
Outcomes Group Holdings, Inc.	Healthcare Services	6.02% (L + 3.50%)	10/24/2025	6,468	6,453	6,395
Pelican Products, Inc.	Business Products	5.91% (L + 3.50%)	5/1/2025	4,950	4,939	4,876
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.66% (L + 5.25%)	4/29/2024	15,509	15,444	15,412
Premise Health Holding Corp.	Healthcare Services	5.83% (L + 3.50%)	7/10/2025	13,793	13,731	13,712
Project Accelerate Parent, LLC	Business Services	6.66% (L + 4.25%)	1/2/2025	9,975	9,925	9,950
Quartz Holding Company	Software	6.44% (L + 4.00%)	4/2/2026	2,000	1,990	1,998
Quest Software US Holdings Inc.	Software	6.83% (L + 4.25%)	5/16/2025	14,925	14,860	14,729
Refinitiv US Holdings Inc. (fka Financial & Risk US Holdings, Inc.)	Business Services	6.15% (L + 3.75%)	10/1/2025	7,960	7,942	7,734
Sierra Enterprises, LLC	Food & Beverage	6.40% (L + 4.00%)	11/11/2024	2,469	2,466	2,463
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.83% (L + 4.25%)	7/30/2025	14,887	14,854	14,822
TIBCO Software Inc.	Software	6.40% (L + 4.00%)	6/30/2026	5,500	5,473	5,515
VT Topco, Inc.	Business Services	6.08% (L + 3.75%)	8/1/2025	7,940	7,922	7,923
VT Topco, Inc.	Business Services	6.08% (L + 3.75%)	8/1/2025	1,646	1,642	1,642
Wirepath LLC	Distribution & Logistics	6.33% (L + 4.00%)	8/5/2024	17,389	17,389	17,303
WP CityMD Bidco LLC	Healthcare Services	5.83% (L + 3.50%)	6/7/2024	14,812	14,812	14,802
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	9,841	9,834	9,829
Total Funded Investments				$447,845	$446,182	$441,776

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,810	$—	$(5)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	4,097	(20)	(20)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(7)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	63	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	1,087	(11)	(3)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(20)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(7)
VT Topco, Inc.	Business Services	—	8/1/2020	345	—	(1)
Total Unfunded Investments				$11,898	$(59)	$(63)
Total Investments				$459,743	$446,123	$441,713

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2019.

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

Below is certain summarized financial information for SLP III as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and June 30, 2018:

Selected Balance Sheet Information:	June 30, 2019	December 31, 2018
Investments at fair value (cost of $446,123 and $373,422)	$441,713	$365,357
Cash and other assets	8,912	9,138
Total assets	$450,625	$374,495

Credit facility	$288,300	$280,300
Deferred financing costs	(2,737)	(2,831)
Payable for unsettled securities purchased	63,615	—
Distribution payable	2,750	2,600
Other liabilities	3,463	4,456
Total liabilities	355,391	284,525

Members' capital	$95,234	$89,970
Total liabilities and members' capital	$450,625	$374,495

Selected Statement of Operations	Three Months Ended		Six Months Ended
Information:	June 30, 2019	June 30, 2018(1)	June 30, 2019	June 30, 2018(1)
Interest income	$6,267	$790	$12,560	$790
Other income	78	22	148	22
Total investment income	6,345	812	12,708	812

Interest and other financing expenses	3,350	574	6,741	574
Other expenses	165	226	303	226
Total expenses	3,515	800	7,044	800
Less: expenses waived and reimbursed	(22)	—	(22)	—
Net expenses	3,493	800	7,022	800
Net investment income	2,852	12	5,686	12

Net realized gains on investments	37	—	70	—
Net change in unrealized appreciation of investments	688	618	3,655	618
Net increase in members' capital	$3,577	$630	$9,411	$630

(1)	SLP III commenced operations on April 25, 2018.
For the three and six months ended June 30, 2019, the Company earned approximately $2,200 and $4,920 of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2018, the Company did not earn any dividend income related to SLP III. As of June 30, 2019 and December 31, 2018 approximately $2,200 and $2,080, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of June 30, 2019, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2019:

	Total	Level I	Level II	Level III
First lien	$1,394,329	$—	$196,176	$1,198,153
Second lien	722,940	—	392,544	330,396
Subordinated	69,519	—	25,934	43,585
Equity and other	456,308	—	—	456,308
Total investments	$2,643,096	$—	$614,654	$2,028,442
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2018:

	Total	Level I	Level II	Level III
First lien	$1,173,459	$—	$185,931	$987,528
Second lien	662,556	—	355,741	306,815
Subordinated	65,297	—	25,210	40,087
Equity and other	440,641	—	—	440,641
Total investments	$2,341,953	$—	$566,882	$1,775,071
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2019	$1,918,785	$1,107,716	$316,510	$40,891	$453,668
Total gains or losses included in earnings:
Net realized gains on investments	46	24	22	—	—
Net change in unrealized (depreciation) appreciation	(4,571)	(518)	956	1,764	(6,773)
Purchases, including capitalized PIK and revolver fundings	192,131	138,709	43,079	930	9,413
Proceeds from sales and paydowns of investments	(63,213)	(21,378)	(41,835)	—	—
Transfers into Level III(1)	115,049	52,757	62,292	—	—
Transfers out of Level III(1)	(129,785)	(79,157)	(50,628)	—	—
Fair Value, June 30, 2019	$2,028,442	$1,198,153	$330,396	$43,585	$456,308
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(4,571)	$(518)	$956	$1,764	$(6,773)

(1)
As of June 30, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2018	$1,513,165	$649,391	$438,136	$28,192	$397,446
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(1,114)	15	(1,129)	—	—
Net change in unrealized appreciation (depreciation)	7,675	(1,101)	(12,572)	(2,426)	23,774
Purchases, including capitalized PIK and revolver fundings	228,891	108,444	36,965	16,860	66,622
Proceeds from sales and paydowns of investments	(89,363)	(27,230)	(60,633)	(1,500)	—
Transfers into Level III (1)	9,512	9,512	—	—	—
Transfers out of Level III (1)	(46,855)	(27,953)	(18,902)	—	—
Fair Value, June 30, 2018	$1,621,911	$711,078	$381,865	$41,126	$487,842
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,695	$(913)	$(12,740)	$(2,426)	$23,774

(1)
As of June 30, 2018, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Total gains or losses included in earnings:
Net realized gains on investments	84	55	29	—	—
Net change in unrealized appreciation	4,599	1,706	1,264	1,284	345
Purchases, including capitalized PIK and revolver fundings	332,072	224,402	90,134	2,214	15,322
Proceeds from sales and paydowns of investments	(73,850)	(29,158)	(44,692)	—	—
Transfers into Level III(1)	130,098	83,383	46,715	—	—
Transfers out of Level III(1)	(139,632)	(69,763)	(69,869)	—	—
Fair Value, June 30, 2019	$2,028,442	$1,198,153	$330,396	$43,585	$456,308
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$4,430	$1,706	$1,095	$1,284	$345

(1)
As of June 30, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2019 and June 30, 2018. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2019 and December 31, 2018, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2019 and December 31, 2018, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2019 were as follows:

				Range
Type	Fair Value as of June 30, 2019	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$948,912	Market & income approach	EBITDA multiple	2.0x	32.0x	12.9x
			Revenue multiple	3.5x	11.0x	6.6x
			Discount rate	6.1%	15.3%	8.6%
	160,107	Market quote	Broker quote	N/A	N/A	N/A
	89,134	Other	N/A(1)	N/A	N/A	N/A
Second lien	83,980	Market & income approach	EBITDA multiple	8.5x	13.5x	10.7x
			Discount rate	9.9%	20.0%	12.6%
	214,656	Market quote	Broker quote	N/A	N/A	N/A
	31,760	Other	N/A(1)	N/A	N/A	N/A
Subordinated	43,585	Market & income approach	EBITDA multiple	5.0x	12.0x	9.8x
			Discount rate	11.0%	22.0%	16.7%
Equity and other	455,481	Market & income approach	EBITDA multiple	0.3x	19.5x	11.0x
			Discount rate	6.4%	26.1%	13.3%
	827	Black Scholes analysis	Expected life in years	6.8	6.8	6.8
			Volatility	29.2%	29.2%	29.2%
			Discount rate	2.1%	2.1%	2.1%
	$2,028,442

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of June 30, 2019, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes and the 2019A Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of June 30, 2019 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the 2018 Convertible Notes and the 5.75% Unsecured Notes (as defined in Note 7. Borrowings) as of June 30, 2019 was $208,018 and $52,877, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of June 30, 2019 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of June 30, 2019 and June 30, 2018 was approximately $658,499 and $360,288, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2019, management fees waived were approximately $2,823 and $5,356, respectively. For the three and six months ended June 30, 2018, management fees waived were approximately $1,495 and $2,817, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of June 30, 2019), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Management fee	$11,640	$9,301	$22,615	$17,993
Less: management fee waiver	(2,823)	(1,495)	(5,356)	(2,817)
Total management fee	8,817	7,806	17,259	15,176
Incentive fee, excluding accrued capital gains incentive fees	$6,987	$6,430	$13,850	$12,864
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)
As of June 30, 2019 and June 30, 2018, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2019, approximately $671 and $1,394, respectively, of indirect administrative expenses were included in administrative expenses of which $335 and $335, respectively, were waived by the Administrator. For the three and six months ended June 30, 2018, approximately $551 and $1,210, respectively, of indirect administrative expenses were included in administrative expenses of which $276 and $276, respectively, were waived by the Administrator. As of June 30, 2019 and December 31, 2018, approximately $362 and $681, respectively, of indirect administrative expenses were included in payable to affiliates.
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
Note 7. Borrowings
As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2019, the Company’s asset coverage ratio was 175.1%.
Holdings Credit Facility—On December 18, 2014, the Company entered into the Second Amended and Restated Loan and Security Agreement among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on May 7, 2019, the maturity date of the Holdings Credit Facility is October 24, 2022, and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.

As of June 30, 2019, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $720,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$6,352	$3,591	$12,690	$6,717
Non-usage fee	$169	$179	$286	$391
Amortization of financing costs	$702	$624	$1,381	$1,240
Weighted average interest rate	4.5%	4.1%	4.5%	4.0%
Effective interest rate	5.1%	5.0%	5.1%	5.0%
Average debt outstanding	$565,942	$351,466	$566,139	$337,283
As of June 30, 2019 and December 31, 2018, the outstanding balance on the Holdings Credit Facility was $549,063 and $512,563, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of June 30, 2019, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $135,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$1,159	$1,519	$2,178	$2,371
Non-usage fee	$40	$14	$90	$71
Amortization of financing costs	$97	$121	$219	$233
Weighted average interest rate	5.0%	4.5%	5.0%	4.4%
Effective interest rate	5.6%	4.9%	5.8%	5.0%
Average debt outstanding	$92,473	$135,769	$87,017	$108,881
As of June 30, 2019 and December 31, 2018, the outstanding balance on the NMFC Credit Facility was $135,000 and $60,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "DB Credit Facility") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian, is structured as a secured revolving credit facility and matures on December 14, 2023.
As of June 30, 2019, the maximum amount of revolving borrowings available under the DB Credit Facility was $150,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to June 28, 2019, the "Applicable Margin" was equal to 2.85% during the Revolving Period and then increases by 0.20% during an Event of Default. Effective June 28, 2019, the Applicable Margin is equal to 2.60% during the Revolving Period and then increases by 0.20% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. The Company is also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the Loan Financing and Servicing Agreement) and a facility agent fee of 0.25% per annum on the total facility amount.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018(1)	June 30, 2019	June 30, 2018(1)
Interest expense(2)	$912	$—	$1,447	$—
Non-usage fee(2)	$44	$—	$121	$—
Amortization of financing costs	$91	$—	$156	$—
Weighted average interest rate	5.5%	—%	5.5%	—%
Effective interest rate	6.3%	—%	6.6%	—%
Average debt outstanding	$66,868	$—	$52,740	$—

(1)	Not applicable as the DB Credit Facility commenced on December 14, 2018.

(2)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

As of June 30, 2019 and December 31, 2018, the outstanding balance on the DB Credit Facility was $100,000 and $57,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
As of June 30, 2019, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30,000. For the three months ended June 30, 2019, interest expense, non-usage fees and amortization of financing costs were $0, $12 and $28, respectively. For the six months ended June 30, 2019, interest expense, non-usage fees and amortization of financing costs were $0, $23 and $56, respectively. As of June 30, 2019 and December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.
Convertible Notes
2014 Convertible Notes—On June 3, 2014, the Company closed a private offering of $115,000 aggregate principal amount of unsecured convertible notes (the “2014 Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “2014 Indenture”). The 2014 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of June 3, 2015, the restrictions under Rule 144A under the Securities Act were removed, allowing the 2014 Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, the Company closed a public offering of an additional $40,250 aggregate principal amount of the 2014 Convertible Notes. These additional 2014 Convertible Notes constituted a further issuance of, ranked equally in right of payment with, and formed a single series with the $115,000 aggregate principal amount of 2014 Convertible Notes that the Company issued on June 3, 2014.
The 2014 Convertible Notes bore interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The 2014 Convertible Notes matured on June 15, 2019.
On June 15, 2019, the Company's $155,250 aggregate principal amount of 2014 Convertible Notes matured and the Company repaid the outstanding principal and accrued but unpaid interest in cash.
2018 Convertible Notes—On August 20, 2018, the Company closed a registered public offering of $100,000 aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes”, and together with the 2014 Convertible Notes, the "Convertible Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, the Company issued an additional $15,000 aggregate principal amount of the 2018

Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes. On June 7, 2019, the Company closed a registered public offering of an additional $86,250 aggregate principal amount of the 2018 Convertible Notes. These additional 2018 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115,000 aggregate principal amount of 2018 Convertible Notes that the Company issued in August 2018.
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
The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes as of June 30, 2019.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at June 30, 2019	10.0%
Conversion rate at June 30, 2019(1)(2)	65.8762
Conversion price at June 30, 2019(2)(3)	$15.18
Last conversion price calculation date	August 20, 2018

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the 2018 Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2019 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $13.80 per share. In no event will the total number of shares of common stock issuable upon conversion exceed 72.4637 per $1 principal amount. The Company has determined that the embedded conversion option in the 2018 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The 2018 Convertible Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the 2018 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles. As reflected in Note 11. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$3,579	$1,940	$7,173	$3,881
Amortization of financing costs	$251	$297	$597	$590
Amortization of premium	$(30)	$(28)	$(57)	$(55)
Weighted average interest rate	5.4%	5.0%	5.4%	5.0%
Effective interest rate	5.7%	5.7%	5.8%	5.7%
Average debt outstanding	$265,701	$155,250	$267,963	$155,250
As of June 30, 2019 and December 31, 2018, the outstanding balance on the Convertible Notes was $201,250 and $270,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
Unsecured Notes
On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA. The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2019. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

On September 25, 2018, the Company closed a registered public offering of $50,000 in aggregate principal amount of five-year unsecured notes that mature on October 1, 2023 (the "5.75% Unsecured Notes" and together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes and 2019A Unsecured Notes, the "Unsecured Notes") pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, the Company issued an additional $1,750 aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019(1)	June 30, 2018(2)	June 30, 2019(1)	June 30, 2018(2)
Interest expense	$5,444	$2,946	$9,804	$5,538
Amortization of financing costs	$291	$174	$566	$336
Weighted average interest rate	5.2%	5.0%	5.2%	5.1%
Effective interest rate	5.5%	5.3%	5.6%	5.4%
Average debt outstanding	$416,124	$235,000	$376,656	$220,580

(1)
For the three and six months ended June 30, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to June 30, 2019.

(2)
For the three and six months ended June 30, 2018, amounts reported include interest and amortization of financing costs related to the 2018A Unsecured Notes for the period from January 30, 2018 (issuance date of the 2018A Unsecured Notes) to June 30, 2018.

As of June 30, 2019 and December 31, 2018, the outstanding balance on the Unsecured Notes was $453,250 and $336,750, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of June 30, 2019 and December 31, 2018, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of June 30, 2019 and December 31, 2018, SBIC II had regulatory capital of $42,500 and $42,500, respectively, and $15,000 and $15,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2019.

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

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$1,359	$1,249	$2,704	$2,409
Amortization of financing costs	$138	$128	$274	$252
Weighted average interest rate	3.3%	3.2%	3.3%	3.2%
Effective interest rate	3.6%	3.6%	3.6%	3.5%
Average debt outstanding	$165,000	$154,286	$165,000	$152,155
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2019 and December 31, 2018, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2019, the Company had unfunded commitments on revolving credit facilities of $45,924, no outstanding bridge financing commitments and other future funding commitments of $103,417. As of December 31, 2018, the Company had unfunded commitments on revolving credit facilities of $43,539, no outstanding bridge financing commitments and other future funding commitments of $94,407. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility and the NMNLC Credit Facility as of June 30, 2019 and December 31, 2018. See Note 7. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of June 30, 2019 and December 31, 2018, the Company had commitment letters to purchase investments in the aggregate par amount of $100,000 and $27,536, respectively, which could require funding in the future.
As of June 30, 2019 and December 31, 2018, the Company owed $3,000 and $6,000, respectively, related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. The Company began to make semi-annual payments of $3,000 in June 2018 with the final payment due in December 2019.
As of June 30, 2019, the Company had unfunded commitments related to an equity investment in SLP III of $20,000, which may be funded at the Company's discretion.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company for the three and six months ended June 30, 2019:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Net assets at December 31, 2018	76,106,372	$761	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269
Issuances of common stock	4,413,058	44	60,617	—	—	—	60,661
Deferred offering costs	—	—	(229)	—	—	—	(229)
Distributions declared	—	—	—	(27,342)	—	—	(27,342)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,450	46	16,424	43,920
Net assets at March 31, 2019	80,519,430	$805	$1,096,017	$62,083	$(86,292)	$10,666	$1,083,279
Issuances of common stock	90,872	1	1,269	—	—	—	1,270
Distributions declared	—	—	—	(27,377)	—	—	(27,377)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,948	52	(4,255)	23,745
Net assets at June 30, 2019	80,610,302	$806	$1,097,286	$62,654	$(86,240)	$6,411	$1,080,917
The table below illustrates the effect of certain transactions on the net asset accounts of the Company for the three and six months ended June 30, 2018:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Net assets at December 31, 2017	75,935,093	$759	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975
Distributions declared	—	—	—	(25,818)	—	—	(25,818)
Net increase (decrease) in net assets resulting from operations	—	—	—	25,736	206	(2,098)	23,844
Net assets at March 31, 2018	75,935,093	$759	$1,053,468	$39,083	$(76,475)	$16,166	$1,033,001
Issuances of common stock	171,279	2	2,328	—	—	—	2,330
Distributions declared	—	—	—	(25,818)	—	—	(25,818)
Net increase (decrease) in net assets resulting from operations	—	—	—	25,721	(6,609)	4,021	23,133
Net assets at June 30, 2018	76,106,372	$761	$1,055,796	$38,986	$(83,084)	$20,187	$1,032,646

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Earnings per share—basic
Numerator for basic earnings per share:	$23,745	$23,133	$67,665	$46,977
Denominator for basic weighted average share:	80,522,426	75,938,857	79,495,737	75,936,986
Basic earnings per share:	$0.29	$0.30	$0.85	$0.62
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$23,745	$23,133	$67,665	$46,977
Adjustment for interest on Convertible Notes and incentive fees, net	2,863	1,553	5,738	3,105
Numerator for diluted earnings per share:	$26,608	$24,686	$73,403	$50,082
Denominator for basic weighted average share	80,522,426	75,938,857	79,495,737	75,936,986
Adjustment for dilutive effect of Convertible Notes	17,171,073	9,824,127	17,284,850	9,824,127
Denominator for diluted weighted average share	97,693,499	85,762,984	96,780,587	85,761,113
Diluted earnings per share	$0.27	$0.29	$0.76	$0.58

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2019 and June 30, 2018.

	Six Months Ended
	June 30, 2019	June 30, 2018
Per share data(1):
Net asset value, January 1, 2019 and January 1, 2018, respectively	$13.22	$13.63
Net investment income	0.70	0.68
Net realized and unrealized gains (losses)(2)	0.17	(0.06)
Total net increase	0.87	0.62
Distributions declared to stockholders from net investment income	(0.68)	(0.68)
Net asset value, June 30, 2019 and June 30, 2018, respectively	$13.41	$13.57
Per share market value, June 30, 2019 and June 30, 2018, respectively	$13.97	$13.60
Total return based on market value(3)	16.60%	5.52%
Total return based on net asset value(4)	6.63%	4.59%
Shares outstanding at end of period	80,610,302	76,106,372
Average weighted shares outstanding for the period	79,495,737	75,936,986
Average net assets for the period	$1,081,666	$1,032,833
Ratio to average net assets:
Net investment income	10.33%	10.05%
Total expenses, before waivers/reimbursements	15.09%	11.54%
Total expenses, net of waivers/reimbursements	14.03%	10.94%
Average debt outstanding—Holdings Credit Facility	$566,139	$337,283
Average debt outstanding—Unsecured Notes	376,656	220,580
Average debt outstanding—Convertible Notes	267,963	155,250
Average debt outstanding—SBA-guaranteed debentures	165,000	152,155
Average debt outstanding—NMFC Credit Facility	87,017	108,881
Average debt outstanding—DB Credit Facility	52,740	—
Average debt outstanding—NMNLC Credit Facility	—	—
Asset coverage ratio(5)	175.12%	210.94%
Portfolio turnover	2.88%	14.57%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).

(2)	Includes the accretive effect of common stock issuances per share, which for the six months ended June 30, 2019 and June 30, 2018 were $0.02 and $0.00, respectively.

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
Note 14. Subsequent Events
On July 11, 2019, the Company completed a public offering of 6,900,000 shares of the Company's common stock at a public offering price of $13.68 per share. The Investment Adviser paid a $0.39 per share portion of the $0.42 per share underwriters' sales load such that the Company received net proceeds of $13.65 per share in this offering. All payments made by the Investment Adviser are not subject to reimbursement by the Company. The Company received total net proceeds of approximately $94,185 in connection with this offering.
On August 1, 2019, the Company’s board of directors declared a third quarter 2019 distribution of $0.34 per share payable on September 27, 2019 to holders of record as of September 13, 2019.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2019, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2019 and 2018, and cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 7, 2019

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

•
actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related and other vehicles; and

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through June 30, 2019, we raised approximately $673.9 million in net proceeds from additional offerings of our common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration,

L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
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

•
New Mountain Net Lease Corporation ("NMNLC"), which acquires commercial real properties that are subject to ‘‘triple net’’ leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code;

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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2019, our top five industry concentrations were business services, software, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of June 30, 2019, our net asset value was approximately $1,080.9 million and our portfolio had a fair value of approximately $2,643.1 million in 101 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 9.4% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.4%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On July 11, 2019, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $13.68 per share. Our Investment Adviser paid a $0.39 per share portion of the $0.42 per share underwriters' sales load such that we received net proceeds of $13.65 per share in this offering. All payments made by our Investment Adviser are not subject to reimbursement by us. We received total net proceeds of approximately $94.2 million in connection with this offering.
          Due to the untimely death of Kurt J. Wolfgruber on June 17, 2019, as of June 30, 2019, our Board of Directors does not consist of a majority of non-interested persons, as such term is defined in Section 2(a)(19) of the 1940 Act. However, in accordance with Section 56(b) of the 1940 Act, the requirement to have a majority of non-interested persons on our Board of Directors is suspended for 90 days. We are actively searching for a new non-interested person to add to our Board of Directors and expect to have a Board of Directors that consists of a majority of non-interested persons within the time period prescribed by the 1940 Act. Moreover, Rome G. Arnold replaced Mr. Wolfgruber as the Chairman of our Audit Committee.

On August 1, 2019, our board of directors declared a third quarter 2019 distribution of $0.34 per share payable on September 27, 2019 to holders of record as of September 13, 2019.
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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2019:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,394,329	$—	$196,176	$1,198,153
Second lien	722,940	—	392,544	330,396
Subordinated	69,519	—	25,934	43,585
Equity and other	456,308	—	—	456,308
Total investments	$2,643,096	$—	$614,654	$2,028,442
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2019, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2019, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2019 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2019	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$948,912	Market & income approach	EBITDA multiple	2.0x	32.0x	12.9x
			Revenue multiple	3.5x	11.0x	6.6x
			Discount rate	6.1%	15.3%	8.6%
	160,107	Market quote	Broker quote	N/A	N/A	N/A
	89,134	Other	N/A(1)	N/A	N/A	N/A
Second lien	83,980	Market & income approach	EBITDA multiple	8.5x	13.5x	10.7x
			Discount rate	9.9%	20.0%	12.6%
	214,656	Market quote	Broker quote	N/A	N/A	N/A
	31,760	Other	N/A(1)	N/A	N/A	N/A
Subordinated	43,585	Market & income approach	EBITDA multiple	5.0x	12.0x	9.8x
			Discount rate	11.0%	22.0%	16.7%
Equity and other	455,481	Market & income approach	EBITDA multiple	0.3x	19.5x	11.0x
			Discount rate	6.4%	26.1%	13.3%
	827	Black Scholes analysis	Expected life in years	6.8	6.8	6.8
			Volatility	29.2%	29.2%	29.2%
			Discount rate	2.1%	2.1%	2.1%
	$2,028,442

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
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of June 30, 2019, SLP I had total investments with an aggregate fair value of approximately $341.2 million, debt outstanding of $233.4 million and capital that had been called and funded of $93.0 million. As of December 31, 2018, SLP I had total investments with an aggregate fair value of approximately $327.2 million, debt outstanding of $242.6 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of June 30, 2019 and December 31, 2018.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2019, we earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I, which is included in other income. For the three and six months ended June 30, 2018, we earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I, which is included in other income. As of June 30, 2019 and December 31, 2018, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2019, we earned approximately $0.8 million and $1.5 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2018, we earned approximately $0.8 million and $1.6 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2019 and December 31, 2018, approximately $0.8 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between us and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from us and SkyKnight. SLP II's investment period is currently until April 12, 2020 and SLP II will continue in existence until April 12, 2022. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of June 30, 2019, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of June 30, 2019 and December 31, 2018.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2019 and December 31, 2018, SLP II had total investments with an aggregate fair value of approximately $364.3 million and $336.9 million, respectively, and debt outstanding under its credit facility of $267.7 million and $243.2 million, respectively. As of June 30, 2019 and December 31, 2018, none of SLP II's investments were on non-accrual. Additionally, as of June 30, 2019 and December 31, 2018, SLP II had unfunded commitments in the form of delayed draws of $4.1 million and $5.9 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
First lien investments (1)	$373,248	$348,577
Weighted average interest rate on first lien investments (2)	6.67%	6.84%
Number of portfolio companies in SLP II	36	31
Largest portfolio company investment (1)	$17,063	$17,150
Total of five largest portfolio company investments (1)	$79,559	$80,766

(1)	Reflects principal amount or par value of investments.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of June 30, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	6.19% (L + 3.75%)	2/27/2025	$9,883	$9,841	$9,840
ADG, LLC	Healthcare Services	7.45% (L + 4.75% + 0.50% PIK)	9/28/2023	16,032	15,927	15,792
Bearcat Buyer, Inc.	Healthcare Services	6.56% (L + 4.25%)	7/9/2026	1,382	1,375	1,375
Brave Parent Holdings, Inc.	Software	6.58% (L + 4.00%)	4/18/2025	15,345	15,296	15,259
CentralSquare Technologies, LLC	Software	6.15% (L + 3.75%)	8/29/2025	14,925	14,891	14,771
CHA Holdings, Inc.	Business Services	6.83% (L + 4.50%)	4/10/2025	10,751	10,709	10,738
CHA Holdings, Inc.	Business Services	6.81% (L + 4.50%)	4/10/2025	2,057	2,047	2,055
CommerceHub, Inc.	Software	6.15% (L + 3.75%)	5/21/2025	2,475	2,464	2,438
Drilling Info Holdings, Inc.	Business Services	6.65% (L + 4.25%)	7/30/2025	14,770	14,712	14,696
Edgewood Partners Holdings LLC	Business Services	6.65% (L + 4.25%)	9/6/2024	6,381	6,321	6,365
Fastlane Parent Company, Inc.	Distribution & Logistics	6.83% (L + 4.50%)	2/4/2026	3,491	3,424	3,443
GOBP Holdings, Inc.	Retail	6.14% (L + 3.75%)	10/22/2025	1,639	1,635	1,640
Greenway Health, LLC	Software	6.08% (L + 3.75%)	2/16/2024	14,700	14,648	13,046
Idera, Inc.	Software	6.91% (L + 4.50%)	6/28/2024	14,928	14,821	14,966
Institutional Shareholder Services Inc.	Business Services	6.83% (L + 4.50%)	3/5/2026	13,965	13,829	13,860
J.D. Power (fka J.D. Power and Associates)	Business Services	6.15% (L + 3.75%)	9/7/2023	14,885	14,847	14,848
Keystone Acquisition Corp.	Healthcare Services	7.58% (L + 5.25%)	5/1/2024	5,306	5,266	5,194
LSCS Holdings, Inc.	Healthcare Services	6.58% (L + 4.25%)	3/17/2025	7,316	7,308	7,280
LSCS Holdings, Inc.	Healthcare Services	6.58% (L + 4.25%)	3/17/2025	1,889	1,886	1,879
Market Track, LLC	Business Services	6.65% (L + 4.25%)	6/5/2024	11,760	11,716	10,584
Medical Solutions Holdings, Inc.	Healthcare Services	6.15% (L + 3.75%)	6/14/2024	4,409	4,393	4,409
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	12,222	12,181	12,222
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	2,105	2,099	2,105
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	884	880	884
NorthStar Financial Services Group, LLC	Software	5.60% (L + 3.25%)	5/25/2025	5,885	5,859	5,804
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.66% (L + 5.25%)	4/29/2024	10,290	10,252	10,226
Poseidon Intermediate, LLC	Software	6.66% (L + 4.25%)	8/15/2022	14,654	14,651	14,678
Premise Health Holding Corp.	Healthcare Services	5.83% (L + 3.50%)	7/10/2025	1,379	1,373	1,371
Project Accelerate Parent, LLC	Business Services	6.66% (L + 4.25%)	1/2/2025	14,813	14,751	14,775
PSC Industrial Holdings Corp.	Industrial Services	6.14% (L + 3.75%)	10/11/2024	10,343	10,261	10,327
Quartz Holding Company	Software	6.44% (L + 4.00%)	4/2/2026	4,000	3,980	3,995
Quest Software US Holdings Inc.	Software	6.83% (L + 4.25%)	5/16/2025	14,925	14,860	14,729
Salient CRGT Inc.	Federal Services	8.40% (L + 6.00%)	2/28/2022	13,321	13,244	12,789
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.83% (L + 4.25%)	7/30/2025	8,933	8,913	8,894
The Ultimate Software Group Inc.	Software	6.08% (L + 3.75%)	5/4/2026	5,000	4,988	5,014
Wirepath LLC	Distribution & Logistics	6.33% (L + 4.00%)	8/5/2024	14,888	14,888	14,813
WP CityMD Bidco LLC	Healthcare Services	5.83% (L + 3.50%)	6/7/2024	10,768	10,748	10,761
Wrench Group LLC	Consumer Services	6.45% (L + 4.25%)	4/30/2026	4,500	4,456	4,500
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	14,877	14,866	14,858
Zywave, Inc.	Software	7.58% (L + 5.00%)	11/17/2022	17,063	17,010	17,063
Total Funded Investments				$369,139	$367,616	$364,286
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$284	$(1)	$(1)
CHA Holdings, Inc.	Business Services	—	10/10/2019	86	—	—
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	62	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	1,087	(11)	(3)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(1)
Wrench Group LLC	Consumer Services	—	4/30/2021	1,500	—	—
Total Unfunded Investments				$4,109	$(17)	$(5)
Total Investments				$373,248	$367,599	$364,281

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2019.

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

Below is certain summarized financial information for SLP II as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and June 30, 2018:

Selected Balance Sheet Information:	June 30, 2019	December 31, 2018
	(in thousands)	(in thousands)
Investments at fair value (cost of $367,599 and $341,247, respectively)	$364,281	$336,869
Cash and other assets	8,792	7,620
Total assets	$373,073	$344,489

Credit facility	$267,670	$243,170
Deferred financing costs	(1,852)	(1,374)
Payable for unsettled securities purchased	3,861	—
Distribution payable	3,500	3,250
Other liabilities	2,872	2,869
Total liabilities	276,051	247,915

Members' capital	$97,022	$96,574
Total liabilities and members' capital	$373,073	$344,489

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$6,345	$6,134	$12,568	$11,764
Other income	32	36	58	58
Total investment income	6,377	6,170	12,626	11,822

Interest and other financing expenses	2,966	2,553	5,739	4,981
Other expenses	144	140	279	364
Total expenses	3,110	2,693	6,018	5,345
Less: expenses waived and reimbursed	(20)	—	(20)	—
Net expenses	3,090	2,693	5,998	5,345
Net investment income	3,287	3,477	6,628	6,477

Net realized gains on investments	253	180	261	633
Net change in unrealized (depreciation) appreciation of investments	(487)	(957)	1,060	(280)
Net increase in members' capital	$3,053	$2,700	$7,949	$6,830
For the three and six months ended June 30, 2019, we earned approximately $2.8 million and $6.0 million, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2018, we earned approximately $3.2 million and $5.8 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of June 30, 2019 and December 31, 2018, approximately $2.8 million and $2.6 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2019, we and SkyKnight II have committed $100.0 million and $25.0 million, respectively, of equity to SLP III. As of June 30, 2019, the Company and SkyKnight II have contributed $80.0 million and $20.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of June 30, 2019 and December 31, 2018.
On May 2, 2018, SLP III closed its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective June 24, 2019, SLP III's revolving credit facility has a maximum borrowing capacity of $375.0 million. As of June 30, 2019 and December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $441.7 million and $365.4 million, respectively, and debt outstanding under its credit facility of $288.3 million and $280.3 million, respectively. As of June 30, 2019 and December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2019 and December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $11.9 million and $8.8 million, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
First lien investments (1)	$459,743	$383,289
Weighted average interest rate on first lien investments (2)	6.36%	6.50%
Number of portfolio companies in SLP III	46	39
Largest portfolio company investment (1)	$24,000	$18,958
Total of five largest portfolio company investments (1)	$94,581	$85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	6.19% (L + 3.75%)	2/27/2025	$1,210	$1,210	$1,204
Affordable Care Holding Corp.	Healthcare Services	7.23% (L + 4.75%)	10/24/2022	5,994	5,902	5,844
BCPE Empire Holdings, Inc.	Distribution & Logistics	6.40% (L + 4.00%)	6/10/2026	9,190	9,098	9,167
Bearcat Buyer, Inc.	Healthcare Services	6.56% (L + 4.25%)	7/9/2026	19,902	19,803	19,803
Bracket Intermediate Holding Corp.	Healthcare Services	6.82% (L + 4.25%)	9/5/2025	14,888	14,820	14,850
Brave Parent Holdings, Inc.	Software	6.58% (L + 4.00%)	4/18/2025	14,850	14,803	14,766
CentralSquare Technologies, LLC	Software	6.15% (L + 3.75%)	8/29/2025	14,925	14,891	14,771
Certara Holdco, Inc.	Healthcare I.T.	5.83% (L + 3.50%)	8/15/2024	1,269	1,273	1,262
CHA Holdings, Inc.	Business Services	6.83% (L + 4.50%)	4/10/2025	992	992	991
CommerceHub, Inc.	Software	6.15% (L + 3.75%)	5/21/2025	14,850	14,785	14,627
Covenant Surgical Partners, Inc.	Healthcare Services	6.40% (L + 4.25%)	7/1/2026	10,000	9,900	9,963
CRCI Longhorn Holdings, Inc.	Business Services	5.91% (L + 3.50%)	8/8/2025	14,887	14,821	14,739
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	6.15% (L + 3.75%)	6/6/2025	14,860	14,828	14,715
Drilling Info Holdings, Inc.	Business Services	6.65% (L + 4.25%)	7/30/2025	18,798	18,713	18,704
Edgewood Partners Holdings LLC	Business Services	6.65% (L + 4.25%)	9/6/2024	6,381	6,321	6,365
Fastlane Parent Company, Inc.	Distribution & Logistics	6.83% (L + 4.50%)	2/4/2026	3,491	3,424	3,443
Greenway Health, LLC	Software	6.08% (L + 3.75%)	2/16/2024	14,746	14,755	13,088
Heartland Dental, LLC	Healthcare Services	6.15% (L + 3.75%)	4/30/2025	18,410	18,330	17,520
Idera, Inc.	Software	6.91% (L + 4.50%)	6/28/2024	9,783	9,740	9,807
Institutional Shareholder Services Inc.	Business Services	6.83% (L + 4.50%)	3/5/2026	998	988	990
J.D. Power (fka J.D. Power and Associates)	Business Services	6.15% (L + 3.75%)	9/7/2023	5,954	5,954	5,939
Kestra Advisor Services Holdings A, Inc.	Business Services	6.78% (L + 4.25%)	6/3/2026	9,500	9,420	9,464
Market Track, LLC	Business Services	6.65% (L + 4.25%)	6/5/2024	4,802	4,797	4,322
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	4,572	4,555	4,572
Ministry Brands, LLC	Software	6.33% (L + 4.00%)	12/2/2022	884	880	884
National Intergovernmental Purchasing Alliance Company	Business Services	6.08% (L + 3.75%)	5/23/2025	14,850	14,838	14,664
Navex Topco, Inc.	Software	5.66% (L + 3.25%)	9/5/2025	14,887	14,819	14,620
Navicure, Inc.	Healthcare Services	6.15% (L + 3.75%)	11/1/2024	2,970	2,970	2,953
Netsmart Technologies, Inc.	Healthcare I.T.	6.15% (L + 3.75%)	4/19/2023	10,384	10,384	10,296
Newport Group Holdings II, Inc.	Business Services	6.15% (L + 3.75%)	9/12/2025	4,963	4,940	4,922
NorthStar Financial Services Group, LLC	Software	5.60% (L + 3.25%)	5/25/2025	11,770	11,719	11,609
OEConnection LLC	Business Services	6.41% (L + 4.00%)	11/22/2024	1,821	1,833	1,807
Outcomes Group Holdings, Inc.	Healthcare Services	6.02% (L + 3.50%)	10/24/2025	6,468	6,453	6,395
Pelican Products, Inc.	Business Products	5.91% (L + 3.50%)	5/1/2025	4,950	4,939	4,876
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.66% (L + 5.25%)	4/29/2024	15,509	15,444	15,412
Premise Health Holding Corp.	Healthcare Services	5.83% (L + 3.50%)	7/10/2025	13,793	13,731	13,712
Project Accelerate Parent, LLC	Business Services	6.66% (L + 4.25%)	1/2/2025	9,975	9,925	9,950
Quartz Holding Company	Software	6.44% (L + 4.00%)	4/2/2026	2,000	1,990	1,998
Quest Software US Holdings Inc.	Software	6.83% (L + 4.25%)	5/16/2025	14,925	14,860	14,729
Refinitiv US Holdings Inc. (fka Financial & Risk US Holdings, Inc.)	Business Services	6.15% (L + 3.75%)	10/1/2025	7,960	7,942	7,734
Sierra Enterprises, LLC	Food & Beverage	6.40% (L + 4.00%)	11/11/2024	2,469	2,466	2,463
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.83% (L + 4.25%)	7/30/2025	14,887	14,854	14,822
TIBCO Software Inc.	Software	6.40% (L + 4.00%)	6/30/2026	5,500	5,473	5,515
VT Topco, Inc.	Business Services	6.08% (L + 3.75%)	8/1/2025	7,940	7,922	7,923
VT Topco, Inc.	Business Services	6.08% (L + 3.75%)	8/1/2025	1,646	1,642	1,642
Wirepath LLC	Distribution & Logistics	6.33% (L + 4.00%)	8/5/2024	17,389	17,389	17,303
WP CityMD Bidco LLC	Healthcare Services	5.83% (L + 3.50%)	6/7/2024	14,812	14,812	14,802
YI, LLC	Healthcare Services	6.33% (L + 4.00%)	11/7/2024	9,841	9,834	9,829
Total Funded Investments				$447,845	$446,182	$441,776

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,810	$—	$(5)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	4,097	(20)	(20)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(7)
Drilling Info Holdings, Inc.	Business Services	—	7/30/2020	63	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	1,087	(11)	(3)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(20)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(7)
VT Topco, Inc.	Business Services	—	8/1/2020	345	—	(1)
Total Unfunded Investments				$11,898	$(59)	$(63)
Total Investments				$459,743	$446,123	$441,713

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2019.

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

Below is certain summarized financial information for SLP III as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and June 30, 2018:

Selected Balance Sheet Information:	June 30, 2019	December 31, 2018
	(in thousands)	(in thousands)
Investments at fair value (cost of $446,123 and $373,422)	$441,713	$365,357
Cash and other assets	8,912	9,138
Total assets	$450,625	$374,495

Credit facility	$288,300	$280,300
Deferred financing costs	(2,737)	(2,831)
Payable for unsettled securities purchased	63,615	—
Distribution payable	2,750	2,600
Other liabilities	3,463	4,456
Total liabilities	355,391	284,525

Members' capital	$95,234	$89,970
Total liabilities and members' capital	$450,625	$374,495

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information:	June 30, 2019	June 30, 2018(1)	June 30, 2019	June 30, 2018(1)
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$6,267	$790	$12,560	$790
Other income	78	22	148	22
Total investment income	6,345	812	12,708	812

Interest and other financing expenses	3,350	574	6,741	574
Other expenses	165	226	303	226
Total expenses	3,515	800	7,044	800
Less: expenses waived and reimbursed	(22)	—	(22)	—
Net expenses	3,493	800	7,022	800
Net investment income	2,852	12	5,686	12

Net realized gains on investments	37	—	70	—
Net change in unrealized appreciation of investments	688	618	3,655	618
Net increase in members' capital	$3,577	$630	$9,411	$630

(1)	SLP III commenced operations on April 25, 2018.
For the three and six months ended June 30, 2019, we earned approximately $2.2 million and $4.9 million of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2018, we did not earn any dividend income related to SLP III. As of June 30, 2019 and December 31, 2018 approximately $2.2 million and $2.1 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2019.
Below is certain summarized property information for NMNLC as of June 30, 2019:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2019
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$34,611
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	20,918
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,725
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	9,949
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,101
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,704
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	4,386
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,500
					$97,894
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2019 and December 31, 2018, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $23.5 million and $23.5 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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

On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. As of June 30, 2019 and December 31, 2018, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $11.4 million and $11.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2019, we recognized PIK and non-cash interest from investments of approximately $3.1 million and $6.1 million, respectively, and PIK and non-cash dividends from investments of approximately $4.5 million and $8.8 million, respectively. For the three and six months ended June 30, 2018,we recognized PIK and non-cash interest from investments of approximately $1.9 million and $3.6 million, respectively, and PIK and non-cash dividends from investments of approximately $7.0 million and $13.8 million, respectively.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2019:

(in millions)	As of June 30, 2019
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$187.7	7.2%	$190.6	7.2%
Investment Rating 2	2,429.3	92.7%	2,452.5	92.8%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	1.5	0.1%	0.0	0.0%
	$2,618.5	100.0%	$2,643.1	100.0%
As of June 30, 2019, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of one portfolio company that had an Investment Rating of 4.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of June 30, 2019, our investments in EDMC with an Investment Rating of 4 had an aggregate cost basis of approximately $1.5 million, an aggregate fair value of approximately less than $0.1 million and total unearned interest income of approximately less than $0.1 million and approximately $0.1 million, respectively, for the three and six months then ended.
Portfolio and Investment Activity
The fair value of our investments was approximately $2,643.1 million in 101 portfolio companies at June 30, 2019 and approximately $2,342.0 million in 92 portfolio companies at December 31, 2018.
The following table shows our portfolio and investment activity for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended
(in millions)	June 30, 2019	June 30, 2018
New investments in 32 and 41 portfolio companies, respectively	$341.7	$560.5
Debt repayments in existing portfolio companies	74.3	238.1
Sales of securities in 0 and 6 portfolio companies, respectively	—	58.7
Change in unrealized appreciation on 43 and 34 portfolio companies, respectively	31.0	30.0
Change in unrealized depreciation on 54 and 60 portfolio companies, respectively	(18.7)	(27.1)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2019 and June 30, 2018
Revenue

	Three Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Interest income	$51,635	$40,090
Total dividend income	12,575	12,346
Other income	2,255	2,162
Total investment income	$66,465	$54,598
Our total investment income increased by approximately $11.9 million, or 22%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, total investment income of approximately $66.5 million consisted of approximately $47.1 million in cash interest from investments, approximately $3.1 million in PIK and non-cash interest from investments, approximately $0.1 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.4 million, approximately $8.1 million in cash dividends from investments, approximately $4.5 million in PIK and non-cash dividends from investments and approximately $2.2 million in other income. The increase in interest income of approximately $11.5 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to increased interest income which is attributable to larger invested balances and higher LIBOR rates. Our larger invested balances were driven by the proceeds from our August 2018 and June 2019 convertible notes issuances, proceeds from our July 2018, September 2018 and April 2019 unsecured notes issuances, higher drawn balances on our Holdings Credit Facility (as defined below), borrowings from our DB Credit Facility (as defined below) and proceeds from the February 2019 public offering of our common stock all of which contributed to the origination of new investments. Also contributing to the increase in total investment income is the increase in dividend income of approximately $0.2 million which is due to cash distributions from our investments in NMNLC and SLP III and PIK and non-cash dividend income from six portfolio companies where we hold equity positions. Other income during the three months ended June 30, 2019, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, commitment, consent and amendment fees received from 12 different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Management fee	$11,640	$9,301
Less: management fee waiver	(2,823)	(1,495)
Total management fee	8,817	7,806
Incentive fee	6,987	6,430
Interest and other financing expenses	20,719	12,824
Professional fees	886	708
Administrative expenses	1,049	822
Other general and administrative expenses	398	518
Total expenses	38,856	29,108
Less: expenses waived and reimbursed	(335)	(276)
Net expenses before income taxes	38,521	28,832
Income tax expense	(4)	45
Net expenses after income taxes	$38,517	$28,877
Our total net operating expenses increased by approximately $9.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Our management fee increased by approximately $1.0 million, net of a management fee waiver, and our incentive fee increased by approximately $0.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase in management and incentive fees was attributable to larger invested balances, driven by the proceeds from our convertible notes issuances, our unsecured notes issuances, our February 2019 public offering of common stock and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures used to originate new investments.
Interest and other financing expenses increased by approximately $7.9 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to our issuances of convertible and unsecured notes, higher drawn balances on our SBA-guaranteed debentures, Holdings Credit Facility and DB Credit Facility and higher LIBOR rates. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 remained relatively flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Net realized gains (losses) on investments	$52	$(6,609)
Net change in unrealized (depreciation) appreciation of investments	(3,985)	5,087
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	—	—
Provision for taxes	(270)	(1,066)
Net realized and unrealized losses	$(4,203)	$(2,588)
Our net realized gains and unrealized losses resulted in a net loss of approximately $4.2 million for the three months ended June 30, 2019 compared to net realized losses and unrealized gains resulting in a net loss of approximately $2.6 million for the same period in 2018. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2019 was primarily driven by the overall decrease in market prices of our investments during the period. The provision for income taxes was attributable to equity investments that are held as of June 30, 2019 in three of our corporate subsidiaries. The net loss for the three months ended June 30, 2018 was primarily driven by the realized loss on our investment American Tire Distributors ("ATD"), which was sold during the quarter ended June 30, 2018 due to ATD's reported loss of its largest supplier. Our realized losses were partially offset by the overall increase in the market prices of our investments during the period.
Results of Operations for the Six Months Ended June 30, 2019 and June 30, 2018
Revenue

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Interest income	$99,559	$76,829
Total dividend income	26,068	24,703
Other income	5,029	5,955
Total investment income	$130,656	$107,487
Our total investment income increased by approximately $23.2 million, or 22%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, total investment income of approximately $130.7 million consisted of approximately $91.1 million in cash interest from investments, approximately $6.1 million in PIK and non-cash interest from investments, approximately $0.2 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.2 million, approximately $17.3 million in cash dividends from investments, approximately $8.8 million in PIK and non-cash dividends from investments and approximately $5.0 million in other income. The increase in interest income of approximately $22.7 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to increased interest income which is attributable to larger invested balances and higher LIBOR rates. Our larger invested balances were driven by the proceeds from our August 2018 and June 2019 convertible notes issuances, proceeds from our July 2018, September 2018 and April 2019 unsecured notes issuances, higher drawn balances on our Holdings Credit Facility (as defined below), borrowings from our DB Credit Facility (as defined below) and proceeds from our February 2019 public offering of our common stock all of which contributed to the origination of new investments. Also contributing to the increase in total investment income is the increase in dividend income of approximately $1.4 million which is due to cash distributions from our investments in NMNLC and SLP III and PIK and non-cash dividend income from six portfolio companies where we hold equity positions. Other income during the six months ended June 30, 2019, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, commitment, consent and amendment fees received from seventeen different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Management fee	$22,615	$17,993
Less: management fee waiver	(5,356)	(2,817)
Total management fee	17,259	15,176
Incentive fee	13,850	12,864
Interest and other financing expenses	39,865	24,114
Professional fees	1,652	1,402
Administrative expenses	2,144	1,761
Other general and administrative expenses	810	928
Total expenses	75,580	56,245
Less: expenses waived and reimbursed	(335)	(276)
Net expenses before income taxes	75,245	55,969
Income tax expense	13	61
Net expenses after income taxes	$75,258	$56,030
Our total net operating expenses increased by approximately $19.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Our management fee increased by approximately $2.1 million, net of a management fee waiver, and our incentive fee increased by approximately $1.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in management and incentive fees was attributable to larger invested balances, driven by the proceeds from our convertible notes issuances, our unsecured notes issuances, our February 2019 public offering of common stock and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures used to originate new investments.
Interest and other financing expenses increased by approximately $15.8 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to our issuances of convertible and unsecured notes, higher drawn balances on our SBA-guaranteed debentures, Holdings Credit Facility and DB Credit Facility and higher LIBOR rates. Our total professional fees, administrative expenses and total other general and administrative expenses for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Net realized gains (losses) on investments	$98	$(6,403)
Net change in unrealized appreciation of investments	12,329	2,919
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	—	(12)
Provision for taxes	(160)	(984)
Net realized and unrealized gains (losses)	$12,267	$(4,480)
Our net realized and unrealized gains resulted in a net gain of approximately $12.3 million for the six months ended June 30, 2019 compared to net realized losses and unrealized gains resulting in a net loss of approximately $4.5 million for the same period in 2018. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2019 was primarily driven by the overall increase in market prices of our investments during the period. The provision for income taxes was attributable to equity investments that are held as of June 30, 2019 in three of our corporate subsidiaries. The net loss for the six months ended June 30, 2018 was primarily driven by the realized loss on our investment in ATD, which was sold during the quarter ended June 30, 2018 due to ATD's reported loss of its largest supplier.

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
Since our IPO, and through June 30, 2019, we raised approximately $673.9 million in net proceeds from additional offerings of our common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2019, our asset coverage ratio was 175.1%.
At June 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $87.2 million and $49.7 million, respectively. Our cash used in operating activities during the six months ended June 30, 2019 and June 30, 2018 was approximately $169.7 million and $158.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Borrowings
Holdings Credit Facility—On December 18, 2014, we entered into the Second Amended and Restated Loan and Security Agreement among us, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on May 7, 2019, the maturity date of the Holdings Credit Facility is October 24, 2022, and the maximum facility amount is the lesser of $800.0 million and the actual commitments of the lenders to make advances as of such date.
As of June 30, 2019, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $720.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$6.4	$3.6	$12.7	$6.7
Non-usage fee	$0.2	$0.2	$0.3	$0.4
Amortization of financing costs	$0.7	$0.6	$1.4	$1.2
Weighted average interest rate	4.5%	4.1%	4.5%	4.0%
Effective interest rate	5.1%	5.0%	5.1%	5.0%
Average debt outstanding	$565.9	$351.5	$566.1	$337.3
As of June 30, 2019 and December 31, 2018, the outstanding balance on the Holdings Credit Facility was $549.1 million and $512.6 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of June 30, 2019, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $135.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2019		June 30, 2018		June 30, 2019	June 30, 2018
Interest expense	$1.2		$1.5		$2.2	$2.4
Non-usage fee	$—	(1)	$—	(1)	$0.1	$0.1
Amortization of financing costs	$0.1		$0.1		$0.2	$0.2
Weighted average interest rate	5.0%		4.5%		5.0%	4.4%
Effective interest rate	5.6%		4.9%		5.8%	5.0%
Average debt outstanding	$92.5		$135.8		$87.0	$108.9

(1)	For the three months ended June 30, 2019 and June 30, 2018, the total non-usage fees were less than $50 thousand.
As of June 30, 2019 and December 31, 2018, the outstanding balance on the NMFC Credit Facility was $135.0 million and $60.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

DB Credit Facility—The Loan Financing and Servicing Agreement (the "DB Credit Facility") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian, is structured as a secured revolving credit facility and matures on December 14, 2023.
As of June 30, 2019, the maximum amount of revolving borrowings available under the DB Credit Facility was $150.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to June 28, 2019, the "Applicable Margin" was equal to 2.85% during the Revolving Period and then increases by 0.20% during an Event of Default. Effective June 28, 2019, the Applicable Margin is equal to 2.60% during the Revolving Period and then increases by 0.20% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. We are also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the Loan Financing and Servicing Agreement) and a facility agent fee of 0.25% per annum on the total facility amount.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2019		June 30, 2018(1)	June 30, 2019	June 30, 2018(1)
Interest expense(2)	$0.9		$—	$1.4	$—
Non-usage fee(2)	$—	(3)	$—	$0.1	$—
Amortization of financing costs	$0.1		$—	$0.2	$—
Weighted average interest rate	5.5%		—%	5.5%	—%
Effective interest rate	6.3%		—%	6.6%	—%
Average debt outstanding	$66.9		$—	$52.7	$—

(1)	Not applicable as the DB Credit Facility commenced on December 14, 2018.

(2)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

(3)	For the three months ended June 30, 2019, the total non-usage fees were less than $50 thousand.
As of June 30, 2019 and December 31, 2018, the outstanding balance on the DB Credit Facility was $100.0 million and $57.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
As of June 30, 2019, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30.0 million. For the three months ended June 30, 2019, interest expense, non-usage fees and amortization of financing costs were each less than $50 thousand. For the six months ended June 30, 2019, interest expense and non-usage fees were each less than $50 thousand and amortization of financing costs were and $0.1 million. As of June 30, 2019 and December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.
Convertible Notes
2014 Convertible Notes—On June 3, 2014, we closed a private offering of $115.0 million aggregate principal amount of unsecured convertible notes (the “2014 Convertible Notes”), pursuant to an indenture, dated June 3, 2014 (the “2014 Indenture”). The 2014 Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). As of June 3, 2015, the restrictions under Rule 144A under the Securities Act were removed, allowing the 2014 Convertible Notes to be eligible and freely tradable without restrictions for resale pursuant to Rule 144(b)(1) under the Securities Act. On September 30, 2016, we closed a public offering of an additional $40.3 million aggregate principal amount of the 2014 Convertible Notes. These additional 2014 Convertible Notes constituted a further issuance of, ranked equally in right of payment with, and formed a single series with the $115.0 million aggregate principal amount of 2014 Convertible Notes that we issued on June 3, 2014.
The 2014 Convertible Notes bore interest at an annual rate of 5.0%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2014. The 2014 Convertible Notes matured on June 15, 2019.
On June 15, 2019, our $155.3 million aggregate principal amount of 2014 Convertible Notes matured and we repaid the outstanding principal and accrued but unpaid interest in cash.
2018 Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes” and together with the 2014 Convertible Notes, the "Convertible Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes. On June 7, 2019, we closed a registered public offering of an additional $86.3 million aggregate principal amount of the 2018 Convertible Notes. These additional 2018 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of 2018 Convertible Notes that we issued in August 2018.
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

The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes as of June 30, 2019.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at June 30, 2019	10.0%
Conversion rate at June 30, 2019(1)(2)	65.8762
Conversion price at June 30, 2019(2)(3)	$15.18
Last conversion price calculation date	August 20, 2018

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the 2018 Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2019 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in distributions in excess of $0.34 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in distributions, are subject to a conversion price floor of $13.80 per share. In no event will the total number of shares of common stock issuable upon conversion exceed 72.4637 per $1.0 thousand principal amount. We have determined that the embedded conversion option in the 2018 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
The 2018 Convertible Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the 2018 Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. The issuance is considered part of the if-converted method for calculation of diluted earnings per share.
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$3.6	$2.0	$7.2	$3.9
Amortization of financing costs	$0.3	$0.3	$0.6	$0.6
Amortization of premium	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Weighted average interest rate	5.4%	5.0%	5.4%	5.0%
Effective interest rate	5.7%	5.7%	5.8%	5.7%
Average debt outstanding	$265.7	$155.3	$268.0	$155.3
As of June 30, 2019 and December 31, 2018, the outstanding balance on the Convertible Notes was $201.2 million and $270.3 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
Unsecured Notes
On May 6, 2016, we issued $50.0 million in aggregate principal amount of five-year unsecured notes that mature on May 15, 2021 (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January

30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, we issued $116.5 million in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA. The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2019. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
On September 25, 2018, we closed a registered public offering of $50.0 million in aggregate principal amount of five-year 5.75% unsecured Notes (the "5.75% Unsecured Notes" and together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes and 2019A Unsecured Notes, the "Unsecured Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, we issued an additional $1.8 million aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019(1)	June 30, 2018(2)	June 30, 2019(1)	June 30, 2018(2)
Interest expense	$5.4	$2.9	$9.8	$5.5
Amortization of financing costs	$0.3	$0.1	$0.6	$0.3
Weighted average interest rate	5.2%	5.0%	5.2%	5.1%
Effective interest rate	5.5%	5.3%	5.6%	5.4%
Average debt outstanding	$416.1	$235.0	$376.7	$220.6

(1)
For the three and six months ended June 30, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to June 30, 2019.

(2)
For the three and six months ended June 30, 2018, amounts reported include interest and amortization of financing costs related to the 2018A Unsecured Notes for the period from January 30, 2018 (issuance date of the 2018A Unsecured Notes) to June 30, 2018.

As of June 30, 2019 and December 31, 2018, the outstanding balance on the Unsecured Notes was $453.3 million and $336.8 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

As of June 30, 2019 and December 31, 2018, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of June 30, 2019 and December 31, 2018, SBIC II had regulatory capital of $42.5 million and $42.5 million, respectively, and $15.0 million and $15.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of June 30, 2019.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$1.4	$1.2	$2.7	$2.4
Amortization of financing costs	$0.2	$0.2	$0.3	$0.3
Weighted average interest rate	3.3%	3.2%	3.3%	3.2%
Effective interest rate	3.6%	3.6%	3.6%	3.5%
Average debt outstanding	$165.0	$154.3	$165.0	$152.2
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2019 and December 31, 2018, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2019 and December 31, 2018, we had outstanding commitments to third parties to fund investments totaling $149.3 million and

$137.9 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2019 and December 31, 2018, we had commitment letters to purchase investments in an aggregate par amount of $100.0 million and $27.5 million, respectively. As of June 30, 2019 and December 31, 2018, we had not entered into any bridge financing commitments which could require funding in the future.
As of June 30, 2019, we had unfunded commitments related to an equity investment in SLP III of $20.0 million, which may be funded at our discretion.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2019 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$549.1	$—	$—	$549.1	$—
Unsecured Notes(2)	453.3	—	90.0	363.3	—
SBA-guaranteed debentures(3)	165.0	—	—	—	165.0
Convertible Notes(4)	201.2	—	—	201.2	—
NMFC Credit Facility(5)	135.0	—	135.0	—	—
DB Credit Facility(6)	100.0	—	—	100.0	—
Total Contractual Obligations	$1,603.6	$—	$225.0	$1,213.6	$165.0

(1)
Under the terms of the $720.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($549.1 million as of June 30, 2019) must be repaid on or before October 24, 2022. As of June 30, 2019, there was approximately $170.9 million of possible capacity remaining under the Holdings Credit Facility.

(2)
$90.0 million of the 2016 Unsecured Notes will mature on May 15, 2021 unless earlier repurchased, $55.0 million of the 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased, $90.0 million of the 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased, $50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased, $51.8 million of the 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier repurchased and $116.5 million of the 2019A Unsecured Notes will mature on April 30, 2024 unless earlier repurchased.

(3)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(4)	The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.

(5)
Under the terms of the $135.0 million NMFC Credit Facility, all outstanding borrowings under that facility ($135.0 million as of June 30, 2019) must be repaid on or before June 4, 2022. As of June 30, 2019, there was no capacity remaining under the NMFC Credit Facility.

(6)
Under the terms of the $150.0 million DB Credit Facility, all outstanding borrowings under that facility ($100.0 million as of June 30, 2019) must be repaid on or before December 14, 2023. As of June 30, 2019, there was $50.0 million of possible capacity remaining under the DB Credit Facility.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the six months ended June 30, 2019 totaled approximately $54.7 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2019
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	$0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
				$0.68
December 31, 2018
Fourth Quarter	November 1, 2018	December 14, 2018	December 28, 2018	$0.34
Third Quarter	August 1, 2018	September 14, 2018	September 28, 2018	0.34
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
				$1.36
December 31, 2017
Fourth Quarter	November 2, 2017	December 15, 2017	December 28, 2017	$0.34
Third Quarter	August 4, 2017	September 15, 2017	September 29, 2017	0.34
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2019 approximately $0.7 million and $1.4 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.3 million and $0.3 million, respectively, were waived by the Administrator. As of June 30, 2019, $0.4 million of indirect administrative expenses were included in payable to affiliates.

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
We are subject to certain financial market risks, such as interest rate fluctuations. During the six months ended June 30, 2019, certain of the loans held in our portfolio had floating interest rates. As of June 30, 2019, approximately 92.4% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 7.6% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2019. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2019. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2019, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2019. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2019, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(2.33)%
Base Interest Rate	—%
+100 Basis Points	9.33%
+200 Basis Points	18.67%
+300 Basis Points	28.00%

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of June 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Recent legislation allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate any LIBOR based revolving credit facilities to replace LIBOR with the new standard that is established in its place. If we are unable to do so, amounts drawn under the revolving credit facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended June 30, 2019.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended June 30, 2019, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2018, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2019 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended June 30, 2019.

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

10.1
Form of Third Amended and Restated Loan and Security Agreement, conformed through the Third Amendment to the Loan and Security Agreement dated as of May 7, 2019, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(5)

10.2
Form of Joinder Supplement, dated as of May 7, 2019, by and among Fifth Third Bank, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(5)

10.3
Form of Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of June 28, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, agent and a lender(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.

(5)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 9, 2019.

(6)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on July 3, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2019.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)