Form 10-Q
period 2019-09-30
New Mountain Finance Corp
filed 2019-11-06
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of November 6, 2019
Common stock, par value $0.01 per share	96,768,695

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,456,149 and $1,868,785, respectively)	$2,452,793	$1,861,323
Non-controlled/affiliated investments (cost of $82,085 and $78,438, respectively)	78,469	77,493
Controlled investments (cost of $442,414 and $382,503, respectively)	466,918	403,137
Total investments at fair value (cost of $2,980,648 and $2,329,726, respectively)	2,998,180	2,341,953
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	22,176	23,508
Cash and cash equivalents	69,815	49,664
Interest and dividend receivable	37,330	30,081
Receivable from affiliates	586	288
Other assets	4,041	3,172
Total assets	$3,132,128	$2,448,666
Liabilities
Borrowings
Holdings Credit Facility	$637,563	$512,563
Unsecured Notes	453,250	336,750
DB Credit Facility	202,000	57,000
Convertible Notes	201,649	270,301
SBA-guaranteed debentures	184,000	165,000
NMFC Credit Facility	138,500	60,000
NMNLC Credit Facility	10,600	—
Deferred financing costs (net of accumulated amortization of $26,933 and $22,234, respectively)	(16,785)	(17,515)
Net borrowings	1,810,777	1,384,099
Payable for unsettled securities purchased	99,667	20,147
Management fee payable	18,363	8,392
Incentive fee payable	14,779	6,864
Interest payable	11,972	12,397
Payable to affiliates	1,210	1,021
Deferred tax liability	885	1,006
Other liabilities	5,196	8,471
Total liabilities	1,962,849	1,442,397
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 and 100,000,000 shares authorized, respectively, and 87,568,695 and 76,106,372 shares issued and outstanding, respectively	876	761
Paid in capital in excess of par	1,191,881	1,035,629
Accumulated overdistributed earnings	(23,478)	(30,121)
Total net assets	$1,169,279	$1,006,269
Total liabilities and net assets	$3,132,128	$2,448,666
Number of shares outstanding	87,568,695	76,106,372
Net asset value per share	$13.35	$13.22

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income
From non-controlled/non-affiliated investments:
Interest income	$51,452	$38,332	$143,927	$112,278
Dividend income	—	—	—	486
Non-cash dividend income	2,239	1,491	6,282	4,254
Other income	3,599	4,669	7,694	8,550
From non-controlled/affiliated investments:
Interest income	1,051	817	3,088	1,129
Dividend income	788	787	2,326	2,423
Non-cash dividend income	309	4,024	901	12,050
Other income	342	315	934	1,529
From controlled investments:
Interest income	2,717	1,771	7,764	4,342
Dividend income	7,661	5,925	23,383	14,755
Non-cash dividend income	2,273	1,721	6,446	4,683
Other income	163	617	505	1,477
Total investment income	72,594	60,469	203,250	167,956
Expenses
Incentive fee	7,792	6,780	21,642	19,644
Management fee	12,687	10,018	35,302	28,011
Interest and other financing expenses	21,830	14,759	61,695	38,873
Professional fees	834	2,053	2,486	3,455
Administrative expenses	930	846	3,074	2,607
Other general and administrative expenses	492	437	1,302	1,365
Total expenses	44,565	34,893	125,501	93,955
Less: management fees waived (See Note 5)	(3,141)	(1,766)	(8,497)	(4,583)
Less: expenses waived and reimbursed (See Note 5)	—	—	(335)	(276)
Net expenses	41,424	33,127	116,669	89,096
Net investment income before income taxes	31,170	27,342	86,581	78,860
Income tax expense	—	225	13	286
Net investment income	31,170	27,117	86,568	78,574
Net realized gains (losses):
Non-controlled/non-affiliated investments	349	3,254	439	(3,149)
Controlled investments	6	—	14	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(8,334)	(4,048)	4,106	(22,069)
Non-controlled/affiliated investments	(143)	829	(2,671)	10,908
Controlled investments	1,453	(390)	3,870	10,471
Securities purchased under collateralized agreements to resell	(1,332)	—	(1,332)	(12)
Benefit (provision) for taxes	281	(2)	121	(986)
Net realized and unrealized gains (losses)	(7,720)	(357)	4,547	(4,837)
Net increase in net assets resulting from operations	$23,450	$26,760	$91,115	$73,737
Basic earnings per share	$0.27	$0.35	$1.11	$0.97
Weighted average shares of common stock outstanding - basic (See Note 11)	86,987,841	76,106,372	82,020,549	75,994,068
Diluted earnings per share	$0.26	$0.32	$1.01	$0.91
Weighted average shares of common stock outstanding - diluted (See Note 11)	100,245,426	89,388,999	97,948,225	86,983,697
Distributions declared and paid per share	$0.34	$0.34	$1.02	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$31,170	$27,117	$86,568	$78,574
Net realized gains (losses) on investments	355	3,254	453	(3,149)
Net change in unrealized (depreciation) appreciation of investments	(7,024)	(3,609)	5,305	(690)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(1,332)	—	(1,332)	(12)
Benefit (provision) for taxes	281	(2)	121	(986)
Net increase in net assets resulting from operations	23,450	26,760	91,115	73,737
Capital transactions
Net proceeds from shares sold	94,185	—	153,482	—
Deferred offering costs	(315)	—	(544)	—
Distributions declared to stockholders from net investment income	(29,753)	(25,876)	(84,472)	(77,512)
Reinvestment of distributions	795	—	3,429	2,330
Total net increase (decrease) in net assets resulting from capital transactions	64,912	(25,876)	71,895	(75,182)
Net increase (decrease) in net assets	88,362	884	163,010	(1,445)
Net assets at the beginning of the period	1,080,917	1,032,646	1,006,269	1,034,975
Net assets at the end of the period	$1,169,279	$1,033,530	$1,169,279	$1,033,530

Capital share activity
Shares sold	6,900,000	—	11,212,500	—
Shares issued from the reinvestment of distributions	58,393	—	249,823	171,279
Net increase in shares outstanding	6,958,393	—	11,462,323	171,279

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$91,115	$73,737
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(453)	3,149
Net change in unrealized (appreciation) depreciation of investments	(5,305)	690
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	1,332	12
Amortization of purchase discount	(3,684)	(3,924)
Amortization of deferred financing costs	4,699	4,068
Amortization of premium on Convertible Notes	(83)	(83)
Non-cash investment income	(22,075)	(13,469)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(827,462)	(1,046,015)
Proceeds from sales and paydowns of investments	207,785	599,218
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	195	978
Cash paid for purchase of drawn portion of revolving credit facilities	(338)	(11,631)
Cash paid on drawn revolvers	(18,574)	(19,609)
Cash repayments on drawn revolvers	13,684	21,514
Interest and dividend receivable	(7,249)	(18,120)
Receivable from unsettled securities sold	—	(1,283)
Receivable from affiliates	(298)	48
Other assets	(1,054)	5,350
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	79,520	80,781
Management fee payable	9,971	8,993
Incentive fee payable	7,915	6,539
Interest payable	(425)	3,812
Payable to affiliates	189	125
Deferred tax liability	(121)	986
Other liabilities	(2,885)	9,416
Net cash flows used in operating activities	(473,601)	(294,718)
Cash flows from financing activities
Net proceeds from shares sold	153,482	—
Distributions paid	(81,043)	(75,182)
Offering costs paid	(606)	—
Proceeds from Holdings Credit Facility	222,500	382,500
Repayment of Holdings Credit Facility	(97,500)	(228,900)
Proceeds from Convertible Notes	86,681	115,000
Repayment of Convertible Notes	(155,250)	—
Proceeds from Unsecured Notes	116,500	190,000
Proceeds from SBA-guaranteed debentures	19,000	15,000
Proceeds from NMFC Credit Facility	268,500	255,000
Repayment of NMFC Credit Facility	(190,000)	(242,500)
Proceeds from DB Credit Facility	232,000	—
Repayment of DB Credit Facility	(87,000)	—
Proceeds from NMNLC Credit Facility	10,600	—
Deferred financing costs paid	(4,112)	(4,791)
Net cash flows provided by financing activities	493,752	406,127
Net increase in cash and cash equivalents	20,151	111,409
Cash and cash equivalents at the beginning of the period	49,664	34,936
Cash and cash equivalents at the end of the period	$69,815	$146,345
Supplemental disclosure of cash flow information
Cash interest paid	$58,037	$30,162
Income taxes paid	10	213
Non-cash operating activities:
Non-cash activity on investments	$—	$1,346
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$3,429	$2,330
Accrual for offering costs	49	335
Accrual for deferred financing costs	19	373

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)	9.54% (L + 7.50%/M)	6/1/2018	6/8/2026	$28,613	$28,384	$28,148
	Second lien (8)	9.54% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,443	7,378
					36,113	35,827	35,526	3.04%
Wolfpack IP Co.**
Software	First lien (2)(9)	8.56% (L + 6.50%/M)	6/14/2019	6/13/2025	9,091	9,004	9,000	0.77%
Total Funded Debt Investments - Canada					$45,204	$44,831	$44,526	3.81%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	7.04% (L + 5.00%/M)	7/30/2019	7/30/2026	$33,489	$33,321	$33,572	2.87%
Total Funded Debt Investments - United Arab Emirates					$33,489	$33,321	$33,572	2.87%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (2)	9.54% (L + 7.50%/M)	9/25/2017	10/3/2025	$37,853	$37,665	$36,623
	Second lien (8)	9.54% (L + 7.50%/M)	9/25/2017	10/3/2025	6,000	5,970	5,805
					43,853	43,635	42,428	3.63%
Air Newco LLC**
Software	First lien (2)	6.79% (L + 4.75%/M)	5/25/2018	5/31/2024	19,974	19,933	20,007	1.71%
Total Funded Debt Investments - United Kingdom					$63,827	$63,568	$62,435	5.34%
Funded Debt Investments - United States
Benevis Holding Corp.
Healthcare Services	First lien (2)(9)	8.90% (L + 6.32%/Q)	3/15/2018	3/15/2024	$62,891	$62,891	$62,890
	First lien (8)(9)	8.90% (L + 6.32%/Q)	3/15/2018	3/15/2024	15,431	15,431	15,431
	First lien (3)(9)	8.91% (L + 6.32%/Q)	3/29/2019	3/15/2024	7,821	7,821	7,821
					86,143	86,143	86,142	7.38%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(9)	7.54% (L + 5.50%/M)	9/17/2018	8/16/2024	50,496	50,064	50,496
	First lien (3)(9)(10) - Drawn	7.55% (L + 5.50%/M)	9/17/2018	8/16/2024	25,441	25,318	25,441
					75,937	75,382	75,937	6.49%
Integro Parent Inc.
Business Services	First lien (2)(9)	7.84% (L + 5.75%/Q)	10/9/2015	10/31/2022	50,848	50,609	50,848
	Second lien (8)(9)	11.36% (L + 9.25%/Q)	10/9/2015	10/30/2023	10,000	9,938	10,000
					60,848	60,547	60,848	5.20%
Nomad Buyer, Inc.
Healthcare Services	First lien (2)	7.04% (L + 5.00%/M)	8/3/2018	8/1/2025	58,582	56,889	58,436	5.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Associations, Inc.
Business Services	First lien (2)(9)	9.32% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	$44,215	$43,981	$43,928
	First lien (8)(9)	9.32% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,076	5,050	5,043
	First lien (3)(9)(10) - Drawn	9.32% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,986	5,953	5,947
					55,277	54,984	54,918	4.70%
GS Acquisitionco, Inc.
Software	First lien (2)(9)	7.80% (L + 5.75%/M)	8/7/2019	5/24/2024	26,962	26,797	26,793
	First lien (5)(9)	7.80% (L + 5.75%/M)	8/7/2019	5/24/2024	22,462	22,326	22,322
	First lien (3)(9)(10) - Drawn	7.80% (L + 5.75%/M)	8/7/2019	5/24/2024	3,730	3,706	3,706
	First lien (3)(9)(10) - Drawn	7.80% (L + 5.75%/M)	8/7/2019	5/24/2024	1,097	1,090	1,090
					54,251	53,919	53,911	4.61%
Dealer Tire, LLC
Distribution & Logistics	First lien (2)	7.54% (L + 5.50%/M)	12/4/2018	12/12/2025	53,515	52,293	53,682	4.59%
Frontline Technologies Group Holdings, LLC
Education	First lien (2)(9)	8.60% (L + 6.50%/Q)	9/18/2017	9/18/2023	23,724	23,636	23,724
	First lien (4)(9)	8.60% (L + 6.50%/Q)	9/18/2017	9/18/2023	22,218	22,099	22,218
	First lien (2)(9)	8.60% (L + 6.50%/Q)	9/18/2017	9/18/2023	7,729	7,674	7,729
					53,671	53,409	53,671	4.59%
Salient CRGT Inc.
Federal Services	First lien (2)	8.05% (L + 6.00%/M)	1/6/2015	2/28/2022	39,593	39,299	38,405
	First lien (8)	8.05% (L + 6.00%/M)	6/6/2019	2/28/2022	13,529	13,033	13,123
	First lien (3)(10) - Drawn	9.75% (P + 4.75%/Q)	6/26/2018	11/29/2021	2,100	1,932	2,037
					55,222	54,264	53,565	4.58%
Kronos Incorporated
Software	Second lien (2)	10.50% (L + 8.25%/Q)	10/26/2012	11/1/2024	41,000	40,655	41,768
	Second lien (8)	10.50% (L + 8.25%/Q)	10/26/2012	11/1/2024	11,147	11,147	11,356
					52,147	51,802	53,124	4.54%
CentralSquare Technologies, LLC
Software	Second lien (3)	9.54% (L + 7.50%/M)	8/15/2018	8/31/2026	47,838	47,282	45,327
	Second lien (8)	9.54% (L + 7.50%/M)	8/15/2018	8/31/2026	7,500	7,413	7,106
					55,338	54,695	52,433	4.48%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)	8.10% (L + 6.00%/Q)	2/9/2018	2/9/2024	38,443	38,295	38,443
	First lien (2)(9)(10) - Drawn	8.10% (L + 6.00%/Q)	2/9/2018	2/9/2024	10,685	10,640	10,685
					49,128	48,935	49,128	4.20%
Quest Software US Holdings Inc.
Software	Second lien (2)	10.51% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,310	43,042	3.68%
Brave Parent Holdings, Inc.
Software	Second lien (5)	9.76% (L + 7.50%/Q)	4/17/2018	4/17/2026	22,500	22,402	21,206
	Second lien (2)	9.76% (L + 7.50%/Q)	4/17/2018	4/17/2026	16,624	16,475	15,668
	Second lien (8)	9.76% (L + 7.50%/Q)	4/17/2018	4/17/2026	6,000	5,946	5,655
					45,124	44,823	42,529	3.64%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Symplr Software Intermediate Holdings, Inc. (23)
Symplr Software, Inc. (fka Caliper Software, Inc.)
Healthcare Information Technology	First lien (2)(9)	8.10% (L + 6.00%/Q)	11/30/2018	11/28/2025	$25,625	$25,445	$25,433
	First lien (4)(9)	8.10% (L + 6.00%/Q)	11/30/2018	11/28/2025	14,888	14,786	14,776
					40,513	40,231	40,209	3.44%
iCIMS, Inc.
Software	First lien (8)(9)	8.56% (L + 6.50%/M)	9/12/2018	9/12/2024	31,636	31,364	31,320
	First lien (8)(9)	8.56% (L + 6.50%/M)	6/14/2019	9/12/2024	8,667	8,584	8,580
					40,303	39,948	39,900	3.41%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(9)	10.50% (Base + 8.50%/Q)	5/12/2014	10/30/2024	39,100	39,048	39,100	3.34%
KAMC Holdings, Inc
Business Services	Second lien (2)(9)	10.18% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,611	18,609
	Second lien (8)(9)	10.18% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,611	18,609
					37,500	37,222	37,218	3.18%
Trader Interactive, LLC
Business Services	First lien (2)(9)	8.54% (L + 6.50%/M)	6/15/2017	6/17/2024	32,014	31,850	32,014
	First lien (8)(9)	8.54% (L + 6.50%/M)	6/15/2017	6/17/2024	4,962	4,937	4,962
					36,976	36,787	36,976	3.16%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	7.30% (L + 5.25%/M)	4/25/2017	4/29/2024	37,001	36,869	36,909	3.16%
Apptio, Inc.
Software	First lien (8)(9)	9.56% (L + 7.25%/Q)	1/10/2019	1/10/2025	34,076	33,449	33,394	2.86%
Geo Parent Corporation
Business Services	First lien (2)	7.54% (L + 5.50%/M)	12/13/2018	12/19/2025	33,410	33,257	33,326	2.85%
Finalsite Holdings, Inc.
Software	First lien (4)(9)	7.76% (L + 5.50%/Q)	9/28/2018	9/25/2024	22,275	22,131	22,275
	First lien (2)(9)	7.76% (L + 5.50%/Q)	9/28/2018	9/25/2024	11,002	10,931	11,002
					33,277	33,062	33,277	2.85%
TDG Group Holding Company
Consumer Services	First lien (2)(9)	7.60% (L + 5.50%/Q)	5/22/2018	5/31/2024	24,923	24,821	24,923
	First lien (8)(9)	7.60% (L + 5.50%/Q)	5/22/2018	5/31/2024	4,962	4,942	4,962
	First lien (2)(9)	7.60% (L + 5.50%/Q)	5/22/2018	5/31/2024	3,329	3,315	3,329
					33,214	33,078	33,214	2.84%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(9)	8.67% (L + 5.50% + 1.00% PIK/Q)*	8/7/2019	7/16/2026	33,317	33,153	33,150	2.84%
Idera, Inc.
Software	Second lien (4)	11.05% (L + 9.00%/M)	6/27/2019	6/28/2027	22,500	22,334	22,500
	Second lien (2)	11.05% (L + 9.00%/M)	6/27/2019	6/28/2027	9,500	9,430	9,500
					32,000	31,764	32,000	2.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ansira Holdings, Inc.
Business Services	First lien (8)	7.79% (L + 5.75%/M)	12/19/2016	12/20/2022	$28,527	$28,445	$27,101
	First lien (3)(10) - Drawn	7.79% (L + 5.75%/M)	12/19/2016	12/20/2022	4,755	4,746	4,517
					33,282	33,191	31,618	2.70%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(9)	7.35% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,140	17,083	17,140
	First lien (3)(9)(10) - Drawn	7.35% (L + 5.25%/Q)	12/20/2017	7/2/2021	8,251	8,192	8,251
	First lien (2)(9)	7.35% (L + 5.25%/Q)	12/20/2017	7/2/2021	4,195	4,170	4,195
	First lien (3)(9)(10) - Drawn	9.25% (P + 4.25%/Q)	7/2/2015	7/2/2021	232	230	232
					29,818	29,675	29,818	2.55%
Conservice, LLC
Business Services	First lien (2)(9)	7.29% (L + 5.25%/M)	1/3/2019	11/29/2024	25,375	25,260	25,248
	First lien (3)(9)(10) - Drawn	7.29% (L + 5.25%/M)	1/3/2019	11/29/2024	4,430	4,408	4,407
					29,805	29,668	29,655	2.54%
Clarkson Eyecare, LLC
Healthcare Services	First lien (2)(9)	8.37% (L + 6.25%/Q)	8/21/2019	4/2/2021	17,343	17,170	17,170
	First lien (2)	8.39% (L + 6.25%/Q)	9/11/2019	4/2/2021	11,562	11,447	11,447
					28,905	28,617	28,617	2.45%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	7.35% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,545	24,426	23,992
	Second lien (2)	11.35% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,464	4,399
					29,045	28,890	28,391	2.43%
Kaseya Traverse Inc.
Software	First lien (8)(9)	8.72% (L + 5.50% + 1.00% PIK/S)*	5/9/2019	5/2/2025	27,455	27,195	27,180
	First lien (3)(9)(10) - Drawn	8.60% (L + 6.50%/Q)	5/9/2019	5/2/2025	660	654	654
	First lien (3)(9)(10) - Drawn	8.69% (L + 5.50% + 1.00% PIK/S)*	5/9/2019	5/2/2025	429	425	425
					28,544	28,274	28,259	2.42%
Sovos Brands Intermediate, Inc.
Food & Beverage	First lien (2)	7.20% (L + 5.00%/S)	11/16/2018	11/20/2025	28,028	27,900	27,888	2.39%
Confluent Health, LLC
Healthcare Services	First lien (2)	7.10% (L + 5.00%/Q)	6/21/2019	6/24/2026	27,431	27,297	27,294	2.33%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	10.35% (L + 8.25%/Q)	7/26/2018	7/30/2026	24,533	24,475	24,472	2.09%
AAC Holding Corp.
Education	First lien (2)(9)	10.36% (L + 8.25%/M)	9/30/2015	9/30/2022	24,754	24,657	22,922	1.96%
Affinity Dental Management, Inc.
Healthcare Services	First lien (4)(9)	8.07% (L + 6.00%/S)	9/17/2019	9/15/2023	10,973	10,973	10,973
	First lien (2)(9)	8.07% (L + 6.00%/S)	9/15/2017	9/15/2023	6,630	6,599	6,630
	First lien (3)(9)	8.09% (L + 6.00%/S)	9/15/2017	9/15/2023	5,237	5,193	5,237
					22,840	22,765	22,840	1.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Integral Ad Science, Inc.
Software	First lien (8)(9)	9.30% (L + 6.00% + 1.25% PIK/M)*	7/19/2018	7/19/2024	$18,856	$18,699	$18,856
	First lien (3)(9)	9.30% (L + 6.00% + 1.25% PIK/M)*	8/27/2019	7/19/2024	3,496	3,461	3,495
					22,352	22,160	22,351	1.91%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)	7.39% (L + 5.25%/Q)	9/9/2019	9/4/2026	22,500	22,249	22,247	1.90%
Navicure, Inc.
Healthcare Services	Second lien (2)	9.54% (L + 7.50%/M)	10/23/2017	10/31/2025	15,970	15,934	16,050
	Second lien (8)	9.54% (L + 7.50%/M)	10/23/2017	10/31/2025	6,000	5,987	6,030
					21,970	21,921	22,080	1.89%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	9.29% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,300	14,205
	Second lien (8)	9.29% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,474	7,425
					21,849	21,774	21,630	1.85%
Avatar Topco, Inc. (22)
EAB Global, Inc.
Education	Second lien (3)	10.13% (L + 7.50%/S)	11/17/2017	11/17/2025	13,950	13,776	13,811
	Second lien (8)	10.13% (L + 7.50%/S)	11/17/2017	11/17/2025	7,500	7,407	7,425
					21,450	21,183	21,236	1.82%
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)
Healthcare Services	Second lien (2)	10.55% (L + 8.50%/M)	2/5/2019	3/8/2027	21,051	20,599	21,051	1.80%
MED Parentco, LP
Healthcare Services	Second lien (8)	10.29% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,701	20,753	1.77%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)	10.60% (L + 8.50%/Q)	3/5/2019	3/5/2027	20,372	20,081	20,321	1.74%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	9.60% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,906	11,790
	Second lien (8)	9.60% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,441	7,369
					19,500	19,347	19,159	1.64%
Xactly Corporation
Software	First lien (4)(9)	9.30% (L + 7.25%/M)	7/31/2017	7/29/2022	19,047	18,915	19,047	1.63%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(9)	9.38% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,403	18,288	18,403	1.57%
Help/Systems Holdings, Inc.
Software	Second lien (5)	9.79% (L + 7.75%/M)	3/23/2018	3/27/2026	18,208	18,129	18,254	1.56%
Bluefin Holding, LLC
Software	Second lien (8)	9.86% (L + 7.75%/Q)	9/6/2019	9/6/2027	18,000	18,000	18,000	1.54%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(9)	6.70% (L + 4.75%/W)	12/18/2018	11/29/2024	17,369	17,291	17,282	1.48%
PaySimple, Inc.
Software	First lien (2)	7.55% (L + 5.50%/M)	8/19/2019	8/23/2025	17,427	17,254	17,166	1.47%
Bullhorn, Inc.
Software	First lien (2)	7.60% (L + 5.50%/Q)	9/24/2019	10/1/2025	17,174	17,045	17,045	1.46%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,826	15,661	1.34%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Hill International, Inc.**
Business Services	First lien (2)(9)	7.79% (L + 5.75%/Q)	6/21/2017	6/21/2023	$15,445	$15,392	$15,444	1.32%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	9.54% (L + 7.50%/M)	4/18/2016	10/19/2023	15,000	14,762	14,925	1.28%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (3)	5.57% (L + 3.50%/Q)	6/24/2019	8/28/2024	16,952	14,413	14,155	1.21%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(9)	10.04% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,342	14,108	1.21%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(9)	8.54% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,385	13,444	1.15%
Castle Management Borrower LLC
Business Services	First lien (2)(9)	8.41% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,249	13,196	13,249	1.13%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(9)	12.70% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	13,004	12,925	12,383
	First lien (3)(9)(10) - Drawn	12.70% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	835	828	795
					13,839	13,753	13,178	1.13%
Ministry Brands, LLC
Software	First lien (2)(9)	6.04% (L + 4.00%/M)	12/7/2016	12/2/2022	2,940	2,931	2,940
	Second lien (8)(9)	11.34% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,802	7,840
	Second lien (3)(9)	11.34% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,149	2,160
	First lien (3)(9)(10) - Drawn	7.04% (L + 5.00%/M)	12/7/2016	12/2/2022	200	199	200
					13,140	13,081	13,140	1.12%
OEConnection LLC
Business Services	Second lien (2)	10.27% (L + 8.25%/M)	9/25/2019	9/25/2027	12,044	11,924	11,924	1.02%
CFS Management, LLC
Healthcare Services	First lien (2)(9)	7.95% (L + 5.75%/S)	8/6/2019	7/1/2024	11,762	11,705	11,703	1.00%
CHA Holdings, Inc.
Business Services	Second lien (4)	11.08% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,950	7,082
	Second lien (3)	11.08% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,414	4,497
					11,465	11,364	11,579	0.99%
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (8)	7.60% (L + 5.50%/Q)	5/24/2019	5/29/2026	11,081	10,989	10,915	0.93%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(9)	—	5/3/2013	—	14,500	14,500	10,718	0.92%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	9.54% (L + 7.50%/M)	5/23/2018	5/25/2026	10,607	10,584	10,501	0.90%
Vectra Co.
Business Products	Second lien (8)	9.29% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,753	10,465	0.89%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.60% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,457	10,316	0.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Quartz Holding Company
Software	Second lien (3)	10.07% (L + 8.00%/M)	4/2/2019	4/2/2027	$10,000	$9,808	$10,050	0.86%
VT Topco, Inc.
Business Services	Second lien (4)	9.10% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,977	10,025	0.86%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	7.26% (L + 5.00%/Q)	7/30/2019	7/31/2026	10,000	9,951	9,969	0.85%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	10.04% (L + 8.00%/M)	7/15/2016	7/15/2021	8,490	8,464	8,490
	First lien (4)(9)	10.04% (L + 8.00%/M)	7/15/2016	7/15/2021	1,415	1,411	1,415
					9,905	9,875	9,905	0.85%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	7.30% (L + 5.25%/Q)	5/22/2019	7/10/2026	10,000	9,878	9,775	0.84%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)	6.84% (L + 4.75%/M)	3/18/2019	10/24/2022	9,923	9,750	9,600	0.82%
Teneo Holdings, LLC
Business Services	First lien (2)	7.29% (L + 5.25%/M)	7/15/2019	7/11/2025	10,000	9,805	9,600	0.82%
AgKnowledge Holdings Company, Inc.
Business Services	First Lien (4)	6.79% (L + 4.75%/M)	11/30/2018	7/23/2023	9,379	9,339	9,356	0.80%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.54% (L + 5.50%/M)	2/22/2017	8/16/2022	9,126	8,955	9,058	0.77%
JAMF Holdings, Inc.
Software	First lien (8)(9)	9.18% (L + 7.00%/Q)	11/13/2017	11/11/2022	8,757	8,698	8,757
	First lien (3)(9)(10) - Drawn	9.05% (L + 7.00%/M)	11/13/2017	11/11/2022	263	260	263
					9,020	8,958	9,020	0.77%
Wrike, Inc.
Software	First lien (8)(9)	8.80% (L + 6.75%/M)	12/31/2018	12/31/2024	9,067	8,985	8,976	0.77%
Zywave, Inc.
Software	Second lien (4)(9)	11.28% (L + 9.00%/Q)	11/22/2016	11/17/2023	6,980	6,945	6,980
	First lien (3)(9)(10) - Drawn	7.04% (L + 5.00%/Q)	11/22/2016	11/17/2022	670	665	670
					7,650	7,610	7,650	0.65%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	10.54% (L + 8.50%/M)	6/9/2016	9/7/2024	7,583	7,516	7,507	0.64%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.54% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,707	6,756	0.58%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	8.79% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,704	6,654	0.57%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	8.79% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,704	6,564	0.56%
DealerSocket, Inc.
Software	First lien (2)	6.79% (L + 4.75%/M)	4/16/2018	4/26/2023	6,627	6,590	6,561	0.56%
Recorded Future, Inc.
Software	First lien (8)(9)	8.79% (L + 6.75%/M)	8/26/2019	7/3/2025	6,250	6,219	6,219	0.53%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,837	5,311	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Diligent Corporation
Software	First lien (3)(9)(10) - Drawn	7.76% (L + 5.50%/S)	12/19/2018	4/14/2022	$5,026	$4,998	$4,994	0.43%
ADG, LLC
Healthcare Services	Second lien (3)(9)	12.20% (L + 10.00%/S)	10/3/2016	3/28/2024	5,176	5,124	4,484	0.38%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	3,064	0.26%
First American Payment Systems, L.P.
Business Services	First lien (2)	7.06% (L + 4.75%/Q)	1/3/2017	1/5/2024	3,077	3,057	3,062	0.26%
Sphera Solutions, Inc.
Software	First lien (2)	9.13% (L + 7.00%/Q)	9/10/2019	6/14/2022	2,495	2,471	2,470	0.21%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,960	2,057	0.18%
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	11.00% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	211	205	2
	First lien (3)	11.00% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	119	116	1
	First lien (2)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	13.50% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	145	120	—
	First lien (2)	13.50% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	13.50% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	82	67	—
	First lien (3)	13.50% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	2	2	—
					1,032	970	3	0.00%
PPVA Fund, L.P.
Business Services	Collateralized Financing (25)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,258,919	$2,238,783	$2,231,953	190.88%
Total Funded Debt Investments					$2,401,439	$2,380,503	$2,372,486	202.90%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(9)(21)	—	9/1/2017	—	72,901	$7,210	$7,290	0.62%
Total Shares - Hong Kong						$7,210	$7,290	0.62%
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(9)(22)	—	11/17/2017	—	35,750	$44,597	$44,756	3.83%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Symplr Software Intermediate Holdings, Inc.(23)
Healthcare Information Technology	Preferred shares (4)(9)	—	11/30/2018	—	$7,500	$8,239	$8,226
	Preferred shares (3)(9)	—	11/30/2018	—	2,586	2,840	2,836
						11,079	11,062	0.94%
Tenawa Resource Holdings LLC (13)
QID NGL LLC	Preferred shares (6)(9)	—	10/30/2017	—	1,623,385	1,623	2,699
Energy	Ordinary shares (6)(9)	—	5/12/2014	—	5,290,997	5,291	8,357
						6,914	11,056	0.95%
Alert Holding Company, Inc. (14)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(9)	—	5/31/2019	—	6,111	6,262	6,259	0.54%
Education Management Corporation(12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$69,321	$73,133	6.26%
Total Shares						$76,531	$80,423	6.88%
Warrants - United States						.
ASP LCG Holdings, Inc.
Education	Warrants (3)(9)	—	5/5/2014	5/5/2026	622	$37	$827	0.07%
Total Warrants - United States						$37	$827	0.07%
Total Funded Investments						$2,457,071	$2,453,736	209.85%
Unfunded Debt Investments - Canada
Wolfpack IP Co.**
Software	First lien (3)(9)(10) - Undrawn	—	6/14/2019	6/13/2025	$909	$(9)	$(9)	(0.00)%
Total Unfunded Debt Investments - Canada					$909	$(9)	$(9)	(0.00)%
Unfunded Debt Investments - United States						`
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	4/16/2019	4/16/2021	$20,426	$—	$—
	First lien (3)(9)(10) - Undrawn	—	12/20/2017	12/20/2019	952	(8)	—
	First lien (3)(9)(10) - Undrawn	—	7/2/2015	7/2/2021	1,868	(19)	—
					23,246	(27)	—	—%
Ministry Brands, LLC
Software	First lien (3)(9)(10) - Undrawn	—	12/7/2016	12/2/2022	800	(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Zywave, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/22/2016	11/17/2022	$1,330	$(10)	$—	—%
Trader Interactive, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
Xactly Corporation
Software	First lien (3)(9)(10) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	6/8/2018	10/30/2021	6,743	(34)	—	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/15/2017	3/15/2023	1,738	(17)	—	—%
JAMF Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/13/2017	11/11/2022	488	(5)	—	—%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)(10) - Undrawn	—	2/9/2018	2/9/2020	771	(2)	—	—%
TDG Group Holding Company
Consumer Services	First lien (3)(9)(10) - Undrawn	—	5/22/2018	5/31/2024	5,044	(25)	—	—%
Integral Ad Science, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	7/19/2018	7/19/2023	1,429	(14)	—	—%
Finalsite Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	—	—%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/17/2018	8/16/2020	19,864	(99)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10) - Undrawn	—	11/30/2018	7/23/2023	526	(3)	(1)	(0.00)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	8/25/2017	8/25/2023	52	—	(2)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(6)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	8/26/2019	1/3/2021	500	(3)	(3)
	First lien (3)(9)(10) - Undrawn	—	8/26/2019	7/3/2025	750	(4)	(4)
					1,250	(7)	(7)	(0.00)%
Wrike, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	(9)	(0.00)%
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	5/24/2019	5/30/2025	930	(9)	(14)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Bullhorn, Inc.
Software	First lien (3)(10) - Undrawn	—	9/24/2019	10/1/2021	$1,419	$(11)	$(11)
	First lien (3)(10) - Undrawn	—	9/24/2019	10/1/2025	852	(6)	(6)
					2,271	(17)	(17)	(0.00)%
CFS Management, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	8/6/2019	7/1/2024	3,468	(17)	(17)	(0.00)%
Conservice, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	1/3/2019	11/29/2024	1,360	(7)	(7)
	First lien (3)(9)(10) - Undrawn	—	1/3/2019	6/30/2020	2,283	—	(11)
					3,643	(7)	(18)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	1,977	(20)	(20)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(10) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	(23)	(0.00)%
Associations, Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2021	4,300	(27)	(28)
	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	(13)
					6,333	(40)	(41)	(0.00)%
Apptio, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	1/10/2019	1/10/2025	2,066	(41)	(41)	(0.00)%
Kaseya Traverse Inc.
Software	First lien (3)(9)(10) - Undrawn	—	5/9/2019	5/3/2021	2,873	—	(29)
	First lien (3)(9)(10) - Undrawn	—	5/9/2019	5/2/2025	1,651	(17)	(17)
					4,524	(17)	(46)	(0.01)%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(9)(10) - Undrawn	—	8/7/2019	7/16/2021	7,391	—	(37)
	First lien (3)(9)(10) - Undrawn	—	8/7/2019	7/16/2024	1,848	(9)	(9)
					9,239	(9)	(46)	(0.01)%
Diligent Corporation
Software	First lien (3)(9)(10) - Undrawn	—	12/19/2018	12/19/2020	8,395	(52)	(52)	(0.01)%
PaySimple, Inc.
Software	First lien (3)(10) - Undrawn	—	8/19/2019	8/24/2020	5,681	—	(85)	(0.01)%
Salient CRGT Inc.
Federal Services	First lien (3)(10) - Undrawn	—	6/26/2018	11/29/2021	4,025	(322)	(121)	(0.01)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	12/19/2016	4/16/2020	2,437	(10)	(122)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
GS Acquisitionco, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	8/7/2019	8/2/2021	$35,103	$—	$(219)
	First lien (3)(9)(10) - Undrawn	—	8/7/2019	5/24/2024	4,388	(27)	(27)
					39,491	(27)	(246)	(0.02)%
Total Unfunded Debt Investments - United States					$165,955	$(913)	$(934)	(0.08)%
Total Unfunded Debt Investments					$166,864	$(922)	$(943)	(0.08)%
Total Non-Controlled/Non-Affiliated Investments						$2,456,149	$2,452,793	209.77%
Non-Controlled/Affiliated Investments (26)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(9)	14.60% (L + 7.50% + 5.00% PIK/Q)*	6/14/2018	6/30/2022	$10,414	$10,414	$10,414
	First lien (3)(9)(10) - Drawn	8.54% (L + 6.50%/M)	6/14/2018	6/30/2022	17,750	17,750	17,750
	Subordinated (3)(9)	18.00% PIK/Q*	12/26/2018	6/30/2022	2,752	2,752	2,752
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	2,553	2,553	2,174
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	1,315	1,315	1,120
					34,784	34,784	34,210	2.92%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)	15.00% PIK/Q*	9/12/2019	9/12/2023	1,390	1,356	1,355	0.12%
Total Funded Debt Investments - United States					$36,174	$36,140	$35,565	3.04%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(9)	—	6/13/2014	—	—	$23,000	$23,000	1.97%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(9)	—	7/31/2017	—	25,000,000	11,501	9,897
	Ordinary shares (3)(9)	—	7/31/2017	—	2,786,000	1,281	1,103
						$12,782	$11,000	0.94%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(9)(16)	—	10/31/2016	—	1,929,949	8,813	8,704
	Ordinary shares (3)(9)	—	10/31/2016	—	1,366,452	1,350	200
						$10,163	$8,904	0.76%
Total Shares - United States						$45,945	$42,904	3.67%
Total Funded Investments						$82,085	$78,469	6.71%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(9)(10) - Undrawn	—	6/14/2018	6/30/2022	$2,250	$—	$—	—%
Total Unfunded Debt Investments - United States					$2,250	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$82,085	$78,469	6.71%
Controlled Investments (27)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	First lien (2)	10.76% (L + 4.50% + 4.00% PIK/Q)*	8/6/2018	6/9/2021	$10,055	$8,965	$10,055
	Second lien (3)(9)	7.00% PIK/Q*	2/23/2018	12/9/2021	11,788	11,317	11,788
	Second lien (3)(9)(10) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	5,721	5,721	5,721
	Subordinated (3)(9)	8.50% PIK/Q*	6/9/2015	12/9/2021	5,213	5,210	5,213
	Subordinated (2)(9)	10.00% PIK/Q*	6/9/2015	12/9/2021	19,966	19,966	18,891
	Subordinated (3)(9)	10.00% PIK/Q*	6/9/2015	12/9/2021	4,912	4,912	4,647
					57,655	56,091	56,315	4.82%
NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	16,039	12,433	11,629
	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	8,864	7,972	7,755
					24,903	20,405	19,384	1.66%
UniTek Global Services, Inc.
Business Services	First lien (2)(9)	8.54% (L + 5.50% + 1.00% PIK/M)*	6/29/2018	8/20/2024	12,458	12,458	12,458
	First lien (2)(9)	8.54% (L + 5.50% + 1.00% PIK/M)*	6/29/2018	8/20/2024	2,492	2,492	2,492
					14,950	14,950	14,950	1.28%
Total Funded Debt Investments - United States					$97,508	$91,446	$90,649	7.76%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	$7,345	$10,147	0.87%
Total Shares - Canada						$7,345	$10,147	0.87%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(9)	—	5/4/2018	—	—	$100,000	$100,000	8.55%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(9)	—	5/3/2016	—	—	79,400	79,400	6.79%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(9)(17)	—	1/13/2015	—	27,442,890	25,063	22,275
	Preferred shares (3)(9)(17)	—	1/13/2015	—	7,583,909	6,926	6,156
	Preferred shares (3)(9)(18)	—	6/30/2017	—	15,033,196	15,033	14,366
	Preferred shares (3)(9)(19)	—	8/17/2018	—	8,185,040	8,185	8,185
	Preferred shares (3)(9)(19)	—	8/29/2019	—	3,325,931	3,326	3,326
	Ordinary shares (2)(9)	—	1/13/2015	—	2,096,477	1,925	1,820
	Ordinary shares (3)(9)	—	1/13/2015	—	1,993,749	532	1,730
						60,990	57,858	4.95%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	32,800	35,852	3.06%
NM GLCR LP
Net Lease	Membership interest (7)(9)	—	2/1/2018	—	—	14,750	23,113	1.98%
NM YI, LLC
Net Lease	Membership interest (7)(9)	—	9/30/2019	—	—	17,262	17,265	1.48%
NM CLFX LP
Net Lease	Membership interest (7)(9)	—	10/6/2017	—	—	12,538	12,714	1.09%
NM APP US LLC
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	5,080	6,415	0.55%
NM DRVT LLC
Net Lease	Membership interest (7)(9)	—	11/18/2016	—	—	5,152	5,785	0.49%
NHME Holdings Corp.(20)
Healthcare Services	Ordinary Shares (3)(9)	—	11/27/2018	—	640,000	4,000	4,000	0.34%
NM JRA LLC
Net Lease	Membership interest (7)(9)	—	8/12/2016	—	—	2,043	3,667	0.31%
Edmentum Ultimate Holdings, LLC(15)
Education	Ordinary shares (3)(9)	—	6/9/2015	—	123,968	11	1,484
	Ordinary shares (2)(9)	—	6/9/2015	—	107,143	9	1,282
						20	2,766	0.24%
NM KRLN LLC
Net Lease	Membership interest (7)(9)	—	11/15/2016	—	—	7,510	2,292	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	$309	$331	0.03%
Total Shares - United States						$341,854	$351,458	30.06%
Total Shares						$349,199	$361,605	30.93%
Warrants - United States
Edmentum Ultimate Holdings, LLC(15)
Education	Warrants (3)(9)	—	2/23/2018	5/5/2026	1,141,846	$769	$13,664	1.16%
NHME Holdings Corp.(20)
Healthcare Services	Warrants (3)(9)	—	11/27/2018	—	160,000	1,000	1,000	0.09%
Total Warrants - United States						$1,769	$14,664	1.25%
Total Funded Investments						$442,414	$466,918	39.93%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC(15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(9)(10) - Undrawn	—	6/9/2015	12/9/2021	$2,086	$—	$—	—%
Total Unfunded Debt Investments - United States					$2,086	$—	$—	—%
Total Controlled Investments						$442,414	$466,918	39.93%
Total Investments						$2,980,648	$2,998,180	256.41%

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

(11)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2019.

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
September 30, 2019
(in thousands, except shares)
(unaudited)

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

(25)
The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $22,176 as of September 30, 2019. See Note 2. Summary of Significant Accounting Policies, for details.

(26)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2019 and December 31, 2018, along with transactions during the nine months ended September 30, 2019 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2019	Interest Income	Dividend Income	Other Income
NMFC Senior Loan Program I LLC	$23,000	$—	$—	$—	$—	$23,000	$—	$2,326	$865
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	41,966	2,366	(75)	—	(1,143)	43,114	3,076	901	33
Sierra Hamilton Holdings Corporation	12,527	1,356	—	—	(1,528)	12,355	12	—	36
Total Non-Controlled/Affiliated Investments	$77,493	$3,722	$(75)	$—	$(2,671)	$78,469	$3,088	$3,227	$934

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(in thousands, except shares)
(unaudited)

(27)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of September 30, 2019 and December 31, 2018, along with transactions during the nine months ended September 30, 2019 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2019	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$45,011	$10,830	$(2,194)	$14	$19,098	$72,745	$4,266	$—	$17
National HME, Inc./NHME Holdings Corp.	22,722	2,573	—	—	(911)	24,384	2,573	—	—
NM APP CANADA CORP	9,727	—	—	—	420	10,147	—	675	—
NM APP US LLC	5,912	—	—	—	503	6,415	—	403	—
NM CLFX LP	12,770	—	—	—	(56)	12,714	—	1,183	—
NM DRVT LLC	5,619	—	—	—	166	5,785	—	394	—
NM JRA LLC	2,537	—	—	—	1,130	3,667	—	197	—
NM GLCR LP	20,343	—	—	—	2,770	23,113	—	1,323	—
NM KRLN LLC	4,205	—	—	—	(1,913)	2,292	—	630	—
NM NL Holdings, L.P.	33,392	222	—	—	2,238	35,852	—	2,419	—
NM GP Holdco, LLC	311	3	—	—	17	331	—	23	—
NM YI, LLC	—	17,262	—	—	3	17,265	—	—	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	8,536	—
NMFC Senior Loan Program III LLC	78,400	21,600	—	—	—	100,000	—	7,600	—
UniTek Global Services, Inc.	82,788	9,728	(113)	—	(19,595)	72,808	925	6,446	488
Total Controlled Investments	$403,137	$62,218	$(2,307)	$14	$3,870	$466,918	$7,764	$29,829	$505

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2019, 13.47% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2019
(unaudited)

September 30, 2019
Investment Type	Percent of Total Investments at Fair Value
First lien	55.88%
Second lien	25.04%
Subordinated	2.39%
Equity and other	16.69%
Total investments	100.00%

September 30, 2019
Industry Type	Percent of Total Investments at Fair Value
Software	21.84%
Business Services	21.80%
Healthcare Services	18.96%
Education	9.39%
Investment Fund (includes investments in joint ventures)	6.75%
Net Lease	3.92%
Energy	3.52%
Healthcare Information Technology	3.31%
Distribution & Logistics	3.23%
Federal Services	3.01%
Consumer Services	2.52%
Food & Beverage	0.93%
Packaging	0.47%
Business Products	0.35%
Total investments	100.00%

September 30, 2019
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.99%
Fixed rates	6.01%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

September 30, 2019
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through September 30, 2019, NMFC raised approximately $768,063 in net proceeds from additional offerings of its common stock.
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
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2019, the Company’s top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2019.
Below is certain summarized property information for NMNLC as of September 30, 2019:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2019
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$36,183
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	23,113
NM YI LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	17,265
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,714
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,147
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,415
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,785
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,667
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	2,292
					$117,581
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2019 and December 31, 2018, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $22,176 and $23,508, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2019 and December 31, 2018.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2019, the Company recognized PIK and non-cash interest from investments of $3,745 and $9,875, respectively, and PIK and non-cash dividends from investments of $4,821 and $13,629, respectively. For the three and nine months ended September 30, 2018, the Company recognized PIK and non-cash interest from investments of $2,462 and $6,074, respectively, and PIK and non-cash dividends from investments of $7,236 and $20,987, respectively.
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
For the three and nine months ended September 30, 2019, the Company recognized a total income tax benefit of approximately $281 and $108, respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2019, the Company recorded current income tax expense of approximately $0 and $13, respectively, and deferred income tax benefit of approximately $281 and $121, respectively. For the three and nine months ended September 30, 2018, the Company recognized a total income tax provision of approximately $227 and $1,272, respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2018, the Company recorded current income tax expense of approximately $225 and $286, respectively, and deferred income tax provision of approximately $2 and $986, respectively.
As of September 30, 2019 and December 31, 2018, the Company had $885 and $1,006, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC 740") through December 31, 2018. The 2016 through 2018 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2018, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2019 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and nine months ended September 30, 2019 and September 30, 2018, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the share repurchase program.
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

Note 3. Investments
At September 30, 2019, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,675,225	$1,675,408
Second lien	756,111	750,741
Subordinated	75,831	71,608
Equity and other	473,481	500,423
Total investments	$2,980,648	$2,998,180
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$656,125	$654,788
Business Services	661,667	653,224
Healthcare Services	567,774	568,411
Education	267,208	281,494
Investment Fund (includes investments in joint ventures)	202,400	202,400
Net Lease	104,789	117,581
Energy	105,047	105,625
Healthcare Information Technology	99,216	99,300
Distribution & Logistics	95,928	96,901
Federal Services	90,811	90,353
Consumer Services	76,688	75,642
Food & Beverage	27,900	27,888
Packaging	14,342	14,108
Business Products	10,753	10,465
Total investments	$2,980,648	$2,998,180

At December 31, 2018, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,179,129	$1,173,459
Second lien	666,545	662,556
Subordinated	72,559	65,297
Equity and other	411,493	440,641
Total investments	$2,329,726	$2,341,953
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$541,901	$554,404
Software	476,473	478,063
Healthcare Services	350,357	346,521
Education	214,032	209,433
Investment Fund (includes investments in joint ventures)	180,800	180,800
Consumer Services	122,326	120,562
Energy	101,794	105,122
Net Lease	87,299	94,816
Distribution & Logistics	82,201	80,581
Federal Services	74,572	73,962
Healthcare Information Technology	44,793	44,989
Food & Beverage	28,099	27,957
Packaging	14,328	14,278
Business Products	10,751	10,465
Total investments	$2,329,726	$2,341,953
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of September 30, 2019, the Company's investment in EDMC placed on non-accrual status represented an aggregate cost basis of $970, an aggregate fair value of $13 and total unearned interest income of $15 and $98, respectively, for the three and nine months then ended.
As of September 30, 2019, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $55,337 and $0, respectively. As of September 30, 2019, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $115,863. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2019.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. As of September 30, 2019 and December 31, 2018, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $10,718 and $11,362, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I are subject to restrictions and, as a result, interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period is currently until August 31, 2020. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of September 30, 2019, SLP I had total investments with an aggregate fair value of approximately $327,221, debt outstanding of $231,367 and capital that had been called and funded of $93,000. As of December 31, 2018, SLP I had total investments with an aggregate fair value of approximately $327,240, debt outstanding of $242,567 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2019 and December 31, 2018.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2019, the Company earned approximately $291 and $865, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended September 30, 2018, the Company earned approximately $295 and $891, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2019 and December 31, 2018, approximately $581 and $288, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2019, the Company earned approximately $788 and $2,326, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2018, the Company earned approximately $787 and $2,423, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2019 and December 31, 2018, approximately $883 and $750, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of September 30, 2019, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2019 and December 31, 2018.

On April 12, 2016, SLP II closed its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum. As of September 30, 2019 and December 31, 2018, SLP II had total investments with an aggregate fair value of approximately $347,995 and $336,869, respectively, and debt outstanding under its credit facility of $247,370 and $243,170, respectively. As of September 30, 2019 and December 31, 2018, none of SLP II's investments were on non-accrual. Additionally, as of September 30, 2019 and December 31, 2018, SLP II had unfunded commitments in the form of delayed draws of $3,806 and $5,858, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
First lien investments (1)	$359,144	$348,577
Weighted average interest rate on first lien investments (2)	6.48%	6.84%
Number of portfolio companies in SLP II	34	31
Largest portfolio company investment (1)	$17,019	$17,150
Total of five largest portfolio company investments (1)	$79,530	$80,766

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of September 30, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	6.07% (L + 3.75%)	2/27/2025	$9,858	$9,818	$9,747
ADG, LLC	Healthcare Services	7.45% (L + 4.75% + 0.50% PIK)	9/28/2023	16,053	15,954	15,612
Advisor Group Holdings, Inc.	Consumer Services	7.04% (L + 5.00%)	7/31/2026	5,000	4,951	4,906
Bearcat Buyer, Inc.	Healthcare Services	6.35% (L + 4.25%)	7/9/2026	1,382	1,375	1,375
Bearcat Buyer, Inc.	Healthcare Services	6.35% (L + 4.25%)	7/9/2026	91	90	90
Brave Parent Holdings, Inc.	Software	6.26% (L + 4.00%)	4/18/2025	15,305	15,258	14,726
CentralSquare Technologies, LLC	Software	5.79% (L + 3.75%)	8/29/2025	14,888	14,855	13,994
CHA Holdings, Inc.	Business Services	6.60% (L + 4.50%)	4/10/2025	10,724	10,684	10,710
CHA Holdings, Inc.	Business Services	6.60% (L + 4.50%)	4/10/2025	2,052	2,042	2,049
CommerceHub, Inc.	Software	5.54% (L + 3.50%)	5/21/2025	2,469	2,458	2,439
Drilling Info Holdings, Inc.	Business Services	6.29% (L + 4.25%)	7/30/2025	14,795	14,738	14,721
Edgewood Partners Holdings LLC	Business Services	6.29% (L + 4.25%)	9/6/2024	6,364	6,307	6,349
Edgewood Partners Holdings LLC	Business Services	6.29% (L + 4.25%)	9/6/2024	151	150	151
Fastlane Parent Company, Inc.	Distribution & Logistics	6.60% (L + 4.50%)	2/4/2026	3,483	3,418	3,404
Greenway Health, LLC	Software	5.85% (L + 3.75%)	2/16/2024	14,662	14,612	12,830
Idera, Inc.	Software	6.55% (L + 4.50%)	6/28/2024	14,890	14,788	14,933
Institutional Shareholder Services Inc.	Business Services	6.60% (L + 4.50%)	3/5/2026	13,930	13,799	13,791
Keystone Acquisition Corp.	Healthcare Services	7.35% (L + 5.25%)	5/1/2024	5,292	5,254	5,173
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	7,316	7,308	7,280
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	1,889	1,887	1,879
Market Track, LLC	Business Services	6.29% (L + 4.25%)	6/5/2024	11,730	11,688	10,674
Medical Solutions Holdings, Inc.	Healthcare Services	5.79% (L + 3.75%)	6/14/2024	2,802	2,792	2,781
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	12,191	12,153	12,191
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	2,100	2,094	2,100
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	882	879	882
NorthStar Financial Services Group, LLC	Software	5.54% (L + 3.50%)	5/25/2025	5,885	5,860	5,738
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.30% (L + 5.25%)	4/29/2024	10,264	10,227	10,238
Poseidon Intermediate, LLC	Software	6.30% (L + 4.25%)	8/15/2022	11,830	11,828	11,919
Premise Health Holding Corp.	Healthcare Services	5.60% (L + 3.50%)	7/10/2025	1,376	1,370	1,363
Project Accelerate Parent, LLC	Business Services	6.28% (L + 4.25%)	1/2/2025	14,775	14,716	14,720
PSC Industrial Holdings Corp.	Industrial Services	5.78% (L + 3.75%)	10/11/2024	7,324	7,268	7,310
Quest Software US Holdings Inc.	Software	6.51% (L + 4.25%)	5/16/2025	14,887	14,824	14,735
Salient CRGT Inc.	Federal Services	8.05% (L + 6.00%)	2/28/2022	13,228	13,158	12,831
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.29% (L + 4.25%)	7/30/2025	8,910	8,891	8,927
Wirepath LLC	Distribution & Logistics	6.10% (L + 4.00%)	8/5/2024	14,850	14,850	13,959
WP CityMD Bidco LLC	Healthcare Services	6.60% (L + 4.50%)	8/13/2026	15,000	14,851	14,875
Wrench Group LLC	Consumer Services	6.45% (L + 4.25%)	4/30/2026	4,489	4,446	4,494
YI, LLC	Healthcare Services	6.10% (L + 4.00%)	11/7/2024	14,839	14,829	14,783
Zelis Healthcare Corporation	Healthcare I.T.	6.77% (L + 4.75%)	9/30/2026	10,363	10,259	10,298
Zywave, Inc.	Software	7.26% (L + 5.00%)	11/17/2022	17,019	16,970	17,019
Total Funded Investments				$355,338	$353,699	$347,996
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
CHA Holdings, Inc.	Business Services	—	10/10/2019	86	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	936	(9)	(2)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	—
Wrench Group LLC	Consumer Services	—	4/30/2021	1,500	—	2
Total Unfunded Investments				$3,806	$(15)	$(1)
Total Investments				$359,144	$353,684	$347,995

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2019.

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

Below is certain summarized financial information for SLP II as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and September 30, 2018:

Selected Balance Sheet Information:	September 30, 2019	December 31, 2018
Investments at fair value (cost of $353,684 and $341,247, respectively)	$347,995	$336,869
Cash and other assets	8,702	7,620
Total assets	$356,697	$344,489

Credit facility	$247,370	$243,170
Deferred financing costs	(1,630)	(1,374)
Payable for unsettled securities purchased	10,259	—
Distribution payable	3,250	3,250
Other liabilities	2,761	2,869
Total liabilities	262,010	247,915

Members' capital	$94,687	$96,574
Total liabilities and members' capital	$356,697	$344,489

Selected Statement of Operations	Three Months Ended		Nine Months Ended
Information:	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest income	$6,013	$6,358	$18,581	$18,122
Other income	31	39	89	97
Total investment income	6,044	6,397	18,670	18,219

Interest and other financing expenses	2,745	2,686	8,484	7,667
Other expenses	129	140	408	504
Total expenses	2,874	2,826	8,892	8,171
Less: expenses waived and reimbursed	—	—	(20)	—
Net expenses	2,874	2,826	8,872	8,171
Net investment income	3,170	3,571	9,798	10,048

Net realized gains on investments	116	125	377	758
Net change in unrealized (depreciation) appreciation of investments	(2,371)	(75)	(1,311)	(355)
Net increase in members' capital	$915	$3,621	$8,864	$10,451
For the three and nine months ended September 30, 2019, the Company earned approximately $2,581 and $8,536, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2018, the Company earned approximately $2,779 and $8,543, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2019 and December 31, 2018, approximately $2,581 and $2,581, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2019, the Company and SkyKnight II have committed and contributed $100,000 and $25,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2019 and December 31, 2018.
On May 2, 2018, SLP III closed its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective June 24, 2019, SLP III's revolving credit facility has a maximum borrowing capacity of $375,000. As of September 30, 2019 and December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $493,475 and $365,357, respectively, and debt outstanding under its credit facility of $356,900 and $280,300, respectively. As of September 30, 2019 and December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2019 and December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $12,632 and $8,811, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
First lien investments (1)	$514,848	$383,289
Weighted average interest rate on first lien investments (2)	6.16%	6.50%
Number of portfolio companies in SLP III	48	39
Largest portfolio company investment (1)	$23,999	$18,958
Total of five largest portfolio company investments (1)	$100,100	$85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	6.07% (L + 3.75%)	2/27/2025	$1,207	$1,207	$1,193
Advisor Group Holdings, Inc.	Consumer Services	7.04% (L + 5.00%)	7/31/2026	5,000	4,951	4,906
Affordable Care Holding Corp.	Healthcare Services	6.84% (L + 4.75%)	10/24/2022	5,979	5,893	5,784
AG Parent Holdings, LLC	Healthcare Services	7.26% (L + 5.00%)	7/31/2026	12,500	12,438	12,461
Air Newco LLC	Software	6.27%(L + 4.25%)	10/9/2026	6,000	5,940	5,974
Ascensus Specialties LLC	Business Services	6.77%(L + 4.75%)	9/24/2026	10,000	9,950	9,975
BCPE Empire Holdings, Inc.	Distribution & Logistics	6.04% (L + 4.00%)	6/11/2026	9,190	9,100	9,098
Bearcat Buyer, Inc.	Healthcare Services	6.35% (L + 4.25%)	7/9/2026	19,902	19,805	19,803
Bearcat Buyer, Inc.	Healthcare Services	6.35% (L + 4.25%)	7/9/2026	1,305	1,299	1,299
Bluefin Holding, LLC	Software	6.36% (L + 4.25%)	9/4/2026	10,000	9,850	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	6.29% (L + 4.25%)	9/5/2025	14,850	14,785	14,822
Brave Parent Holdings, Inc.	Software	6.26% (L + 4.00%)	4/18/2025	14,812	14,767	14,251
CentralSquare Technologies, LLC	Software	5.79% (L + 3.75%)	8/29/2025	14,887	14,855	13,994
Certara Holdco, Inc.	Healthcare I.T.	5.54% (L + 3.50%)	8/15/2024	1,265	1,269	1,261
CHA Holdings, Inc.	Business Services	6.60% (L + 4.50%)	4/10/2025	990	990	989
CommerceHub, Inc.	Software	5.54% (L + 3.50%)	5/21/2025	14,813	14,750	14,637
Covenant Surgical Partners, Inc.	Healthcare Services	6.10% (L + 4.00%)	7/1/2026	10,000	9,903	9,875
CRCI Longhorn Holdings, Inc.	Business Services	5.56% (L + 3.50%)	8/8/2025	14,850	14,786	14,488
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	5.79% (L + 3.75%)	6/6/2025	14,823	14,792	14,606
Drilling Info Holdings, Inc.	Business Services	6.29% (L + 4.25%)	7/30/2025	18,814	18,732	18,720
Edgewood Partners Holdings LLC	Business Services	6.29% (L + 4.25%)	9/6/2024	6,364	6,307	6,349
Edgewood Partners Holdings LLC	Business Services	6.29% (L + 4.25%)	9/6/2024	151	150	151
Fastlane Parent Company, Inc.	Distribution & Logistics	6.60% (L + 4.50%)	2/4/2026	3,483	3,418	3,404
Greenway Health, LLC	Software	5.85% (L + 3.75%)	2/16/2024	14,708	14,717	12,869
Heartland Dental, LLC	Healthcare Services	5.79% (L + 3.75%)	4/30/2025	18,364	18,287	18,016
Idera, Inc.	Software	6.55% (L + 4.50%)	6/28/2024	11,154	11,102	11,185
Institutional Shareholder Services Inc.	Business Services	6.60% (L + 4.50%)	3/5/2026	995	986	985
KAMC Holdings, Inc.	Business Services	6.18% (L + 4.00%)	8/14/2026	10,000	9,950	10,000
Kestra Advisor Services Holdings A, Inc.	Business Services	6.36% (L + 4.25%)	6/3/2026	9,500	9,423	9,298
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,660	2,641	2,647
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	687	682	683
Market Track, LLC	Business Services	6.29% (L + 4.25%)	6/5/2024	4,790	4,785	4,359
MED Parentco, LP	Healthcare Services	6.29% (L + 4.25%)	8/31/2026	10,402	10,305	10,329
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	4,561	4,544	4,561
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	882	879	882
National Intergovernmental Purchasing Alliance Company	Business Services	5.85% (L + 3.75%)	5/23/2025	14,813	14,801	14,627
Navex Topco, Inc.	Software	5.38% (L + 3.25%)	9/5/2025	18,441	18,277	18,291
Netsmart Technologies, Inc.	Healthcare I.T.	5.79% (L + 3.75%)	4/19/2023	10,357	10,357	10,279
Newport Group Holdings II, Inc.	Business Services	5.90% (L + 3.75%)	9/12/2025	4,950	4,928	4,925
NorthStar Financial Services Group, LLC	Software	5.54% (L + 3.50%)	5/25/2025	11,770	11,721	11,476
Outcomes Group Holdings, Inc.	Healthcare Services	5.62% (L + 3.50%)	10/24/2025	6,451	6,437	6,381
Pelican Products, Inc.	Business Products	5.54% (L + 3.50%)	5/1/2025	4,938	4,927	4,746
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.30% (L + 5.25%)	4/29/2024	15,470	15,407	15,431
Premise Health Holding Corp.	Healthcare Services	5.60% (L + 3.50%)	7/10/2025	13,758	13,698	13,632
Project Accelerate Parent, LLC	Business Services	6.28% (L + 4.25%)	1/2/2025	9,949	9,902	9,912
Quest Software US Holdings Inc.	Software	6.51% (L + 4.25%)	5/16/2025	14,888	14,825	14,735
Sierra Enterprises, LLC	Food & Beverage	6.04% (L + 4.00%)	11/11/2024	2,462	2,460	2,444
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.29% (L + 4.25%)	7/30/2025	14,850	14,818	14,878
Sunshine Luxembourg VII SARL	Consumer Products	6.27%(L + 4.25%)	9/23/2026	12,000	11,940	12,066
Wirepath LLC	Distribution & Logistics	6.10% (L + 4.00%)	8/5/2024	17,346	17,346	16,305
WP CityMD Bidco LLC	Healthcare Services	6.60% (L + 4.50%)	8/13/2026	20,069	19,869	19,902
YI, LLC	Healthcare Services	6.10% (L + 4.00%)	11/7/2024	9,816	9,809	9,779
Total Funded Investments				$502,216	$499,760	$493,563

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,810	$—	$(18)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(25)
Edgewood Partners Holdings LLC	Business Services	—	12/31/2019	936	(9)	(2)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(8)
MED Parentco, LP	Healthcare Services	—	8/27/2021	2,598	(24)	(18)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(3)
Total Unfunded Investments				$12,632	$(75)	$(88)
Total Investments				$514,848	$499,685	$493,475

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2019.

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

Below is certain summarized financial information for SLP III as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and September 30, 2018:

Selected Balance Sheet Information:	September 30, 2019	December 31, 2018
Investments at fair value (cost of $499,685 and $373,422)	$493,475	$365,357
Receivable from unsettled securities sold	15,276	—
Cash and other assets	3,125	9,138
Total assets	$511,876	$374,495

Credit facility	$356,900	$280,300
Deferred financing costs	(2,553)	(2,831)
Payable for unsettled securities purchased	31,591	—
Distribution payable	3,350	2,600
Other liabilities	3,953	4,456
Total liabilities	393,241	284,525

Members' capital	$118,635	$89,970
Total liabilities and members' capital	$511,876	$374,495

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018(1)
Interest income	$7,268	$3,170	$19,828	$3,960
Other income	122	80	270	102
Total investment income	7,390	3,250	20,098	4,062

Interest and other financing expenses	3,770	1,853	10,511	2,427
Other expenses	166	123	469	349
Total expenses	3,936	1,976	10,980	2,776
Less: expenses waived and reimbursed	—	—	(22)	—
Net expenses	3,936	1,976	10,958	2,776
Net investment income	3,454	1,274	9,140	1,286

Net realized gains on investments	100	1	170	1
Net change in unrealized (depreciation) appreciation of investments	(1,800)	1,438	1,855	2,056
Net increase in members' capital	$1,754	$2,713	$11,165	$3,343

(1)	SLP III commenced operations on April 25, 2018.
For the three and nine months ended September 30, 2019, the Company earned approximately $2,680 and $7,600 of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2018, the Company earned approximately $960 and $960, respectively, of dividend income related to SLP III. As of September 30, 2019 and December 31, 2018 approximately $2,680 and $2,080, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of September 30, 2019, Edmentum Ultimate Holdings, LLC ("Edmentum") is considered a significant unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1). Based on the requirements under Regulation S-X 10-01(b)(1), the summarized consolidated financial information of Edmentum is shown below.
Edmentum Ultimate Holdings, LLC
Edmentum owns 100% of the equity of Edmentum, Inc. Edmentum is one of the largest all subscription-based, software as a service provider of online curriculum and assessments to the U.S. education market. Edmentum provides high-value, comprehensive online solutions that support educators to successfully transition learners from one stage to the next. Edmentum's fiscal year end is January 31.
Below is certain summarized financial information for Edmentum for the three and six month periods ending July 31, 2019 and July 31, 2018.

	Three Months Ended		Six Months Ended
Summary of Operations (1)	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Revenue	$28,595	$25,355	$56,911	$52,090
Cost of revenue	9,572	8,351	18,644	16,615
Gross Profit	19,023	17,004	38,267	35,475

Operating and other expenses	34,750	33,323	68,166	63,912
Net income (loss)	$(15,727)	$(16,319)	$(29,899)	$(28,437)

(1) Due to Edmentum's January 31 fiscal year end, September 30, 2019 financial statements are not available. As such, the most recent comparable period is presented.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2019:

	Total	Level I	Level II	Level III
First lien	$1,675,408	$—	$223,781	$1,451,627
Second lien	750,741	—	366,199	384,542
Subordinated	71,608	—	26,093	45,515
Equity and other	500,423	—	—	500,423
Total investments	$2,998,180	$—	$616,073	$2,382,107
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2018:

	Total	Level I	Level II	Level III
First lien	$1,173,459	$—	$185,931	$987,528
Second lien	662,556	—	355,741	306,815
Subordinated	65,297	—	25,210	40,087
Equity and other	440,641	—	—	440,641
Total investments	$2,341,953	$—	$566,882	$1,775,071

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2019	$2,028,442	$1,198,153	$330,396	$43,585	$456,308
Total gains or losses included in earnings:
Net realized gains on investments	15	15	—	—	—
Net change in unrealized (depreciation) appreciation	(3,165)	2,540	(4,108)	950	(2,547)
Purchases, including capitalized PIK and revolver fundings	410,626	271,086	91,898	980	46,662
Proceeds from sales and paydowns of investments	(94,158)	(54,648)	(39,510)	—	—
Transfers into Level III(1)	175,725	51,662	124,063	—	—
Transfers out of Level III(1)	(135,378)	(17,181)	(118,197)	—	—
Fair Value, September 30, 2019	$2,382,107	$1,451,627	$384,542	$45,515	$500,423
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(3,317)	$2,540	$(4,260)	$950	$(2,547)

(1)
As of September 30, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2018	$1,621,911	$711,078	$381,865	$41,126	$487,842
Total gains or losses included in earnings:
Net realized gains (losses) on investments	3,259	157	39	—	3,063
Net change in unrealized (depreciation) appreciation	(635)	59	1,392	(111)	(1,975)
Purchases, including capitalized PIK and revolver fundings	411,774	291,004	85,525	908	34,337
Proceeds from sales and paydowns of investments	(242,085)	(122,624)	(110,819)	(3,579)	(5,063)
Transfers into Level III (1)	6,880	6,880	—	—	—
Transfers out of Level III (1)	(34,819)	—	(34,819)	—	—
Fair Value, September 30, 2018	$1,766,285	$886,554	$323,183	$38,344	$518,204
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,694	$213	$2,058	$(111)	$534

(1)
As of September 30, 2018, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Total gains or losses included in earnings:
Net realized gains on investments	202	81	121	—	—
Net change in unrealized appreciation (depreciation)	3,897	4,067	(202)	2,234	(2,202)
Purchases, including capitalized PIK and revolver fundings	720,433	504,983	150,272	3,194	61,984
Proceeds from sales and paydowns of investments	(174,984)	(83,747)	(91,237)	—	—
Transfers into Level III(1)	202,728	90,606	112,122	—	—
Transfers out of Level III(1)	(145,240)	(51,891)	(93,349)	—	—
Fair Value, September 30, 2019	$2,382,107	$1,451,627	$384,542	$45,515	$500,423
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$3,220	$4,069	$(881)	$2,234	$(2,202)

(1)
As of September 30, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2019 and September 30, 2018. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2019 and December 31, 2018, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2019 and December 31, 2018, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2019 were as follows:

				Range
Type	Fair Value as of September 30, 2019	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,113,079	Market & income approach	EBITDA multiple	2.0x	35.0x	13.5x
			Revenue multiple	2.4x	11.0x	6.2x
			Discount rate	6.3%	15.3%	8.7%
	285,379	Market quote	Broker quote	N/A	N/A	N/A
	53,169	Other	N/A(1)	N/A	N/A	N/A
Second lien	119,683	Market & income approach	EBITDA multiple	8.5x	17.2x	12.0x
			Revenue multiple	2.4x	3.0x	2.6x
			Discount rate	9.4%	20.3%	12.2%
	233,580	Market quote	Broker quote	N/A	N/A	N/A
	31,279	Other	N/A(1)	N/A	N/A	N/A
Subordinated	45,515	Market & income approach	EBITDA multiple	5.5x	17.2x	12.6x
			Revenue multiple	2.4x	3.0x	2.6x
			Discount rate	11.7%	35.0%	16.4%
Equity and other	499,596	Market & income approach	EBITDA multiple	5.5x	19.5x	12.6x
			Revenue multiple	2.4x	3.0x	2.6x
			Discount rate	6.3%	28.1%	13.1%
	827	Black Scholes analysis	Expected life in years	6.5	6.5	6.5
			Volatility	24.4%	24.4%	24.4%
			Discount rate	1.5%	1.5%	1.5%
	$2,382,107

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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of September 30, 2019, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes and the 2019A Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of September 30, 2019 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the 2018 Convertible Notes and the 5.75% Unsecured Notes (as defined in Note 7. Borrowings) as of September 30, 2019 was $211,360 and $53,240, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of September 30, 2019 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of September 30, 2019 and September 30, 2018 was approximately $777,563 and $446,587, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2019, management fees waived were approximately $3,141 and $8,497, respectively. For the three and nine months ended September 30, 2018, management fees waived were approximately $1,766 and $4,583, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of September 30, 2019), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Management fee	$12,687	$10,018	$35,302	$28,011
Less: management fee waiver	(3,141)	(1,766)	(8,497)	(4,583)
Total management fee	9,546	8,252	26,805	23,428
Incentive fee, excluding accrued capital gains incentive fees	$7,792	$6,780	$21,642	$19,644
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)
As of September 30, 2019 and September 30, 2018, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2019, approximately $599 and $1,993, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $335, respectively, were waived by the Administrator. For the three and nine months ended September 30, 2018, approximately $515 and $1,725, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $276, respectively, were waived by the Administrator. As of September 30, 2019 and December 31, 2018, approximately $960 and $681, respectively, of indirect administrative expenses were included in payable to affiliates.
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
Note 7. Borrowings
As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2019, the Company’s asset coverage ratio was 171.1%.
Holdings Credit Facility—On December 18, 2014, the Company entered into the Second Amended and Restated Loan and Security Agreement among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on September 6, 2019, the maturity date of the Holdings Credit Facility is October 24, 2022, and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.

As of September 30, 2019, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $800,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$6,528	$4,002	$19,218	$10,719
Non-usage fee	$163	$146	$449	$537
Amortization of financing costs	$722	$630	$2,103	$1,870
Weighted average interest rate	4.2%	4.2%	4.4%	4.1%
Effective interest rate	4.8%	5.0%	5.0%	5.0%
Average debt outstanding	$612,851	$379,235	$581,881	$351,421
As of September 30, 2019 and December 31, 2018, the outstanding balance on the Holdings Credit Facility was $637,563 and $512,563, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on December 12, 2018, the maturity date of the NMFC Credit Facility is June 4, 2022 and the NMFC Credit Facility includes the financial covenants related to the asset coverage discussed above.
As of September 30, 2019, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $138,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$1,499	$1,431	$3,677	$3,802
Non-usage fee	$13	$18	$103	$89
Amortization of financing costs	$31	$123	$250	$356
Weighted average interest rate	4.8%	4.7%	4.9%	4.5%
Effective interest rate	4.9%	5.1%	5.4%	5.0%
Average debt outstanding	$123,777	$121,902	$99,405	$113,269
As of September 30, 2019 and December 31, 2018, the outstanding balance on the NMFC Credit Facility was $138,500 and $60,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "DB Credit Facility") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian, is structured as a secured revolving credit facility and as of the most recent amendment on August 12, 2019, the maturity date is December 14, 2023.
As of September 30, 2019, the maximum amount of revolving borrowings available under the DB Credit Facility was $210,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018(1)	September 30, 2019	September 30, 2018(1)
Interest expense(2)	$1,730	$—	$3,177	$—
Non-usage fee(2)	$62	$—	$183	$—
Amortization of financing costs	$100	$—	$256	$—
Weighted average interest rate	5.1%	—%	5.3%	—%
Effective interest rate	5.6%	—%	6.0%	—%
Average debt outstanding	$133,913	$—	$80,095	$—

(1)	Not applicable as the DB Credit Facility commenced on December 14, 2018.

(2)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

As of September 30, 2019 and December 31, 2018, the outstanding balance on the DB Credit Facility was $202,000 and $57,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
NMNLC Credit Facility—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, among NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, is structured as a senior secured revolving credit facility and matures on September 23, 2020. The NMNLC Credit Facility is guaranteed by the Company and proceeds from the NMNLC Credit Facility may be used for funding of additional acquisition properties.
The NMNLC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement).
As of September 30, 2019, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30,000. For the three months ended September 30, 2019, interest expense, non-usage fees and amortization of financing costs were $1, $11 and $28, respectively. For the nine months ended September 30, 2019, interest expense, non-usage fees and amortization of financing costs were $1, $34 and $84, respectively. As of September 30, 2019 and December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $10,600 and $0, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.
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
The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes as of September 30, 2019.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at September 30, 2019	10.0%
Conversion rate at September 30, 2019(1)(2)	65.8762
Conversion price at September 30, 2019(2)(3)	$15.18
Last conversion price calculation date	August 20, 2019

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the 2018 Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2019 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$2,893	$2,712	$10,066	$6,593
Amortization of financing costs	$99	$324	$696	$914
Amortization of premium	$(26)	$(28)	$(83)	$(83)
Weighted average interest rate	5.7%	5.2%	5.5%	5.1%
Effective interest rate	5.8%	5.7%	5.8%	5.7%
Average debt outstanding	$201,250	$207,750	$245,481	$172,942
As of September 30, 2019 and December 31, 2018, the outstanding balance on the Convertible Notes was $201,250 and $270,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019(1)	September 30, 2018(2)
Interest expense	$5,959	$3,643	$15,763	$9,181
Amortization of financing costs	$320	$201	$886	$537
Weighted average interest rate	5.2%	5.1%	5.2%	5.1%
Effective interest rate	5.5%	5.3%	5.5%	5.4%
Average debt outstanding	$453,250	$286,087	$402,041	$242,656

(1)
For the nine months ended September 30, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to September 30, 2019.

(2)
For the nine months ended September 30, 2018, amounts reported include interest and amortization of financing costs related to the 2018A Unsecured Notes for the period from January 30, 2018 (issuance date of the 2018A Unsecured Notes) to September 30, 2018.

As of September 30, 2019 and December 31, 2018, the outstanding balance on the Unsecured Notes was $453,250 and $336,750, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of September 30, 2019 and December 31, 2018, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of September 30, 2019 and December 31, 2018, SBIC II had regulatory capital of $42,500 and $42,500, respectively, and $34,000 and $15,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2019.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15,000	3.548%	0.222%
September 25, 2019	September 1, 2029	19,000	2.283%	0.222%
Total SBA-guaranteed debentures		$184,000

(1)	SBA-guaranteed debentures are held in SBIC I.

(2)	SBA-guaranteed debentures are held in SBIC II.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$1,455	$1,341	$4,159	$3,750
Amortization of financing costs	$149	$139	$423	$391
Weighted average interest rate	3.3%	3.2%	3.3%	3.2%
Effective interest rate	3.6%	3.6%	3.6%	3.5%
Average debt outstanding	$176,565	$164,370	$168,897	$156,271
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2019 and December 31, 2018, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2019, the Company had unfunded commitments on revolving credit facilities of $55,337, no outstanding bridge financing commitments and other future funding commitments of $115,863. As of December 31, 2018, the Company had unfunded commitments on revolving credit facilities of $43,539, no outstanding bridge financing commitments and other future funding commitments of $94,407. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility and the NMNLC Credit Facility as of September 30, 2019 and December 31, 2018. See Note 7. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of September 30, 2019 and December 31, 2018, the Company had commitment letters to purchase investments in the aggregate par amount of $36,093 and $27,536, respectively, which could require funding in the future.
As of September 30, 2019 and December 31, 2018, the Company owed $3,000 and $6,000, respectively, related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. The Company began to make semi-annual payments of $3,000 in June 2018 with the final payment due in December 2019.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the nine months ended September 30, 2019:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Net assets at December 31, 2018	76,106,372	$761	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269
Issuances of common stock	4,413,058	44	60,617	—	—	—	60,661
Deferred offering costs	—	—	(229)	—	—	—	(229)
Distributions declared	—	—	—	(27,342)	—	—	(27,342)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,450	46	16,424	43,920
Net assets at March 31, 2019	80,519,430	$805	$1,096,017	$62,083	$(86,292)	$10,666	$1,083,279
Issuances of common stock	90,872	1	1,269	—	—	—	1,270
Distributions declared	—	—	—	(27,377)	—	—	(27,377)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,948	52	(4,255)	23,745
Net assets at June 30, 2019	80,610,302	$806	$1,097,286	$62,654	$(86,240)	$6,411	$1,080,917
Issuances of common stock	6,958,393	70	94,910	—	—	—	94,980
Deferred offering costs	—	—	(315)	—	—	—	(315)
Distributions declared	—	—	—	(29,753)	—	—	(29,753)
Net increase (decrease) in net assets resulting from operations	—	—	—	31,170	355	(8,075)	23,450
Net assets at September 30, 2019	87,568,695	$876	$1,191,881	$64,071	$(85,885)	$(1,664)	$1,169,279

The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the nine months ended September 30, 2018:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Net assets at December 31, 2017	75,935,093	$759	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975
Distributions declared	—	—	—	(25,818)	—	—	(25,818)
Net increase (decrease) in net assets resulting from operations	—	—	—	25,736	206	(2,098)	23,844
Net assets at March 31, 2018	75,935,093	$759	$1,053,468	$39,083	$(76,475)	$16,166	$1,033,001
Issuances of common stock	171,279	2	2,328	—	—	—	2,330
Distributions declared	—	—	—	(25,818)	—	—	(25,818)
Net increase (decrease) in net assets resulting from operations	—	—	—	25,721	(6,609)	4,021	23,133
Net assets at June 30, 2018	76,106,372	$761	$1,055,796	$38,986	$(83,084)	$20,187	$1,032,646
Distributions declared	—	—	—	(25,876)	—	—	(25,876)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,117	3,254	(3,611)	26,760
Net assets at September 30, 2018	76,106,372	$761	$1,055,796	$40,227	$(79,830)	$16,576	$1,033,530

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Earnings per share—basic
Numerator for basic earnings per share:	$23,450	$26,760	$91,115	$73,737
Denominator for basic weighted average share:	86,987,841	76,106,372	82,020,549	75,994,068
Basic earnings per share:	$0.27	$0.35	$1.11	$0.97
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$23,450	$26,760	$91,115	$73,737
Adjustment for interest on Convertible Notes and incentive fees, net	2,314	2,170	8,053	5,275
Numerator for diluted earnings per share:	$25,764	$28,930	$99,168	$79,012
Denominator for basic weighted average share	86,987,841	76,106,372	82,020,549	75,994,068
Adjustment for dilutive effect of Convertible Notes	13,257,585	13,282,627	15,927,676	10,989,629
Denominator for diluted weighted average share	100,245,426	89,388,999	97,948,225	86,983,697
Diluted earnings per share	$0.26	$0.32	$1.01	$0.91

(1)	In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2019 and September 30, 2018.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Per share data(1):
Net asset value, January 1, 2019 and January 1, 2018, respectively	$13.22	$13.63
Net investment income	1.06	1.03
Net realized and unrealized gains (losses)(2)	0.09	(0.06)
Total net increase	1.15	0.97
Distributions declared to stockholders from net investment income	(1.02)	(1.02)
Net asset value, September 30, 2019 and September 30, 2018, respectively	$13.35	$13.58
Per share market value, September 30, 2019 and September 30, 2018, respectively	$13.63	$13.50
Total return based on market value(3)	16.60%	7.38%
Total return based on net asset value(4)	8.86%	7.30%
Shares outstanding at end of period	87,568,695	76,106,372
Average weighted shares outstanding for the period	82,020,549	75,994,068
Average net assets for the period	$1,111,191	$1,033,068
Ratio to average net assets:
Net investment income	10.42%	10.17%
Total expenses, before waivers/reimbursements	15.10%	12.20%
Total expenses, net of waivers/reimbursements	14.04%	11.57%
Average debt outstanding—Holdings Credit Facility	$581,881	$351,421
Average debt outstanding—Unsecured Notes	402,041	242,656
Average debt outstanding—Convertible Notes	245,481	172,942
Average debt outstanding—SBA-guaranteed debentures	168,897	156,271
Average debt outstanding—NMFC Credit Facility	99,405	113,269
Average debt outstanding—DB Credit Facility	80,095	—
Average debt outstanding—NMNLC Credit Facility	39	—
Asset coverage ratio(5)	171.14%	185.68%
Portfolio turnover	7.63%	28.21%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).

(2)	Includes the accretive effect of common stock issuances per share, which for the nine months ended September 30, 2019 and September 30, 2018 were $0.03 and $0.00, respectively.

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
Note 14. Subsequent Events

On October 8, 2019, the SEC issued an exemptive order (the "New Order") permitting the Company and certain of the Company's affiliates to co-invest together in portfolio companies subject to certain conditions included therein. The New Order supersedes the Company's existing co-investment exemptive order, which was granted by the SEC on December 18, 2017, and expands on the Company's ability to co-invest with certain affiliates.
On October 16, 2019, the Company entered into a Joinder Agreement pursuant to which Hitachi Capital America Corp. was added as a lender under the DB Credit Facility for an aggregate commitment of $20,000 thereby increasing the aggregate commitments under the DB Credit Facility from $210,000 to $230,000.
On October 25, 2019, the Company completed a public offering of 9,200,000 shares of the Company's common stock (including 1,200,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $13.25 per share. Certain of the Company's officers and interested directors purchased an aggregate 400,000 shares in this offering at the public offering price. The Investment Adviser paid the underwriters' sales load of $0.41 per share (other than the 400,000 shares purchased by certain officers and interested directors for which no sales load was payable to the underwriters). In addition, the Investment Adviser paid the underwriters an additional supplemental payment of $0.35 per share, which reflects the difference between the actual public offering price of $13.25 per share and the net proceeds of $13.60 per share received by the Company in this offering. All payments made by the Investment Adviser are not subject to reimbursement by the Company. The Company received total net proceeds of approximately $125,120 in connection with this offering.
On November 4, 2019, the Company’s board of directors declared a fourth quarter 2019 distribution of $0.34 per share payable on December 27, 2019 to holders of record as of December 13, 2019.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of September 30, 2019, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2019 and 2018, and cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 6, 2019

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through September 30, 2019, we raised approximately $768.1 million in net proceeds from additional offerings of our common stock.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2019, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of September 30, 2019, our net asset value was approximately $1,169.3 million and our portfolio had a fair value of approximately $2,998.2 million in 112 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 9.3% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.3%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On October 8, 2019, the SEC issued an exemptive order (the "New Order") permitting us and certain of our affiliates to co-invest together in portfolio companies subject to certain conditions included therein. The New Order supersedes our existing co-investment exemptive order, which was granted by the SEC on December 18, 2017, and expands on our ability to co-invest with certain affiliates.

On October 16, 2019, we entered into a Joinder Agreement pursuant to which Hitachi Capital America Corp. was added as a lender under the DB Credit Facility for an aggregate commitment of $20.0 million thereby increasing the aggregate commitments under the DB Credit Facility from $210.0 million to $230.0 million.
On October 25, 2019, we completed a public offering of 9,200,000 shares of our common stock (including 1,200,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $13.25 per share. Certain of our officers and interested directors purchased an aggregate 400,000 shares in this offering at the public offering price. Our Investment Adviser paid the underwriters' sales load of $0.41 per share (other than the 400,000 shares purchased by certain officers and interested directors for which no sales load was payable to the underwriters). In addition, our Investment Adviser paid the underwriters an additional supplemental payment of $0.35 per share, which reflects the difference between the actual public offering price of $13.25 per share and the net proceeds of $13.60 per share received by us in this offering. All payments made by the Investment Adviser are not subject to reimbursement by us. We received total net proceeds of approximately $125.1 million in connection with this offering.
On November 4, 2019, our board of directors declared a fourth quarter 2019 distribution of $0.34 per share payable on December 27, 2019 to holders of record as of December 13, 2019.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2019:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,675,408	$—	$223,781	$1,451,627
Second lien	750,741	—	366,199	384,542
Subordinated	71,608	—	26,093	45,515
Equity and other	500,423	—	—	500,423
Total investments	$2,998,180	$—	$616,073	$2,382,107
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2019, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2019, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2019 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2019	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,113,079	Market & income approach	EBITDA multiple	2.0x	35.0x	13.5x
			Revenue multiple	2.4x	11.0x	6.2x
			Discount rate	6.3%	15.3%	8.7%
	285,379	Market quote	Broker quote	N/A	N/A	N/A
	53,169	Other	N/A(1)	N/A	N/A	N/A
Second lien	119,683	Market & income approach	EBITDA multiple	8.5x	17.2x	12.0x
			Revenue multiple	2.4x	3.0x	2.6x
			Discount rate	9.4%	20.3%	12.2%
	233,580	Market quote	Broker quote	N/A	N/A	N/A
	31,279	Other	N/A(1)	N/A	N/A	N/A
Subordinated	45,515	Market & income approach	EBITDA multiple	5.5x	17.2x	12.6x
			Revenue multiple	2.4x	3.0x	2.6x
			Discount rate	11.7%	35.0%	16.4%
Equity and other	499,596	Market & income approach	EBITDA multiple	5.5x	19.5x	12.6x
			Revenue multiple	2.4x	3.0x	2.6x
			Discount rate	6.3%	28.1%	13.1%
	827	Black Scholes analysis	Expected life in years	6.5	6.5	6.5
			Volatility	24.4%	24.4%	24.4%
			Discount rate	1.5%	1.5%	1.5%
	$2,382,107

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are qualified purchasers, as such term is defined under the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period is currently until August 31, 2020. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of September 30, 2019, SLP I had total investments with an aggregate fair value of approximately $327.2 million, debt outstanding of $231.4 million and capital that had been called and funded of $93.0 million. As of December 31, 2018, SLP I had total investments with an aggregate fair value of approximately $327.2 million, debt outstanding of $242.6 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of September 30, 2019 and December 31, 2018.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2019, we earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended September 30, 2018, we earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2019 and December 31, 2018, approximately $0.6 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2019, we earned approximately $0.8 million and $2.3 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2018, we earned approximately $0.8 million and $2.4 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2019 and December 31, 2018, approximately $0.9 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of September 30, 2019, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of September 30, 2019 and December 31, 2018.
On April 12, 2016, SLP II closed its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2019 and December 31, 2018, SLP II had total investments with an aggregate fair value of approximately $348.0 million and $336.9 million, respectively, and debt outstanding under its credit facility of $247.4 million and $243.2 million, respectively. As of September 30, 2019 and December 31, 2018, none of SLP II's investments were on non-accrual. Additionally, as of September 30, 2019 and December 31, 2018, SLP II had unfunded commitments in the form of delayed draws of $3.8 million and $5.9 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
First lien investments (1)	$359,144	$348,577
Weighted average interest rate on first lien investments (2)	6.48%	6.84%
Number of portfolio companies in SLP II	34	31
Largest portfolio company investment (1)	$17,019	$17,150
Total of five largest portfolio company investments (1)	$79,530	$80,766

(1)	Reflects principal amount or par value of investments.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of September 30, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	6.07% (L + 3.75%)	2/27/2025	$9,858	$9,818	$9,747
ADG, LLC	Healthcare Services	7.45% (L + 4.75% + 0.50% PIK)	9/28/2023	16,053	15,954	15,612
Advisor Group Holdings, Inc.	Consumer Services	7.04% (L + 5.00%)	7/31/2026	5,000	4,951	4,906
Bearcat Buyer, Inc.	Healthcare Services	6.35% (L + 4.25%)	7/9/2026	1,382	1,375	1,375
Bearcat Buyer, Inc.	Healthcare Services	6.35% (L + 4.25%)	7/9/2026	91	90	90
Brave Parent Holdings, Inc.	Software	6.26% (L + 4.00%)	4/18/2025	15,305	15,258	14,726
CentralSquare Technologies, LLC	Software	5.79% (L + 3.75%)	8/29/2025	14,888	14,855	13,994
CHA Holdings, Inc.	Business Services	6.60% (L + 4.50%)	4/10/2025	10,724	10,684	10,710
CHA Holdings, Inc.	Business Services	6.60% (L + 4.50%)	4/10/2025	2,052	2,042	2,049
CommerceHub, Inc.	Software	5.54% (L + 3.50%)	5/21/2025	2,469	2,458	2,439
Drilling Info Holdings, Inc.	Business Services	6.29% (L + 4.25%)	7/30/2025	14,795	14,738	14,721
Edgewood Partners Holdings LLC	Business Services	6.29% (L + 4.25%)	9/6/2024	6,364	6,307	6,349
Edgewood Partners Holdings LLC	Business Services	6.29% (L + 4.25%)	9/6/2024	151	150	151
Fastlane Parent Company, Inc.	Distribution & Logistics	6.60% (L + 4.50%)	2/4/2026	3,483	3,418	3,404
Greenway Health, LLC	Software	5.85% (L + 3.75%)	2/16/2024	14,662	14,612	12,830
Idera, Inc.	Software	6.55% (L + 4.50%)	6/28/2024	14,890	14,788	14,933
Institutional Shareholder Services Inc.	Business Services	6.60% (L + 4.50%)	3/5/2026	13,930	13,799	13,791
Keystone Acquisition Corp.	Healthcare Services	7.35% (L + 5.25%)	5/1/2024	5,292	5,254	5,173
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	7,316	7,308	7,280
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	1,889	1,887	1,879
Market Track, LLC	Business Services	6.29% (L + 4.25%)	6/5/2024	11,730	11,688	10,674
Medical Solutions Holdings, Inc.	Healthcare Services	5.79% (L + 3.75%)	6/14/2024	2,802	2,792	2,781
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	12,191	12,153	12,191
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	2,100	2,094	2,100
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	882	879	882
NorthStar Financial Services Group, LLC	Software	5.54% (L + 3.50%)	5/25/2025	5,885	5,860	5,738
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.30% (L + 5.25%)	4/29/2024	10,264	10,227	10,238
Poseidon Intermediate, LLC	Software	6.30% (L + 4.25%)	8/15/2022	11,830	11,828	11,919
Premise Health Holding Corp.	Healthcare Services	5.60% (L + 3.50%)	7/10/2025	1,376	1,370	1,363
Project Accelerate Parent, LLC	Business Services	6.28% (L + 4.25%)	1/2/2025	14,775	14,716	14,720
PSC Industrial Holdings Corp.	Industrial Services	5.78% (L + 3.75%)	10/11/2024	7,324	7,268	7,310
Quest Software US Holdings Inc.	Software	6.51% (L + 4.25%)	5/16/2025	14,887	14,824	14,735
Salient CRGT Inc.	Federal Services	8.05% (L + 6.00%)	2/28/2022	13,228	13,158	12,831
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.29% (L + 4.25%)	7/30/2025	8,910	8,891	8,927
Wirepath LLC	Distribution & Logistics	6.10% (L + 4.00%)	8/5/2024	14,850	14,850	13,959
WP CityMD Bidco LLC	Healthcare Services	6.60% (L + 4.50%)	8/13/2026	15,000	14,851	14,875
Wrench Group LLC	Consumer Services	6.45% (L + 4.25%)	4/30/2026	4,489	4,446	4,494
YI, LLC	Healthcare Services	6.10% (L + 4.00%)	11/7/2024	14,839	14,829	14,783
Zelis Healthcare Corporation	Healthcare I.T.	6.77% (L + 4.75%)	9/30/2026	10,363	10,259	10,298
Zywave, Inc.	Software	7.26% (L + 5.00%)	11/17/2022	17,019	16,970	17,019
Total Funded Investments				$355,338	$353,699	$347,996
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
CHA Holdings, Inc.	Business Services	—	10/10/2019	86	—	—
Edgewood Partners Holdings LLC	Business Services	—	7/31/2019	936	(9)	(2)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	—
Wrench Group LLC	Consumer Services	—	4/30/2021	1,500	—	2
Total Unfunded Investments				$3,806	$(15)	$(1)
Total Investments				$359,144	$353,684	$347,995

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2019.

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

Below is certain summarized financial information for SLP II as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and September 30, 2018:

Selected Balance Sheet Information:	September 30, 2019	December 31, 2018
	(in thousands)	(in thousands)
Investments at fair value (cost of $353,684 and $341,247, respectively)	$347,995	$336,869
Cash and other assets	8,702	7,620
Total assets	$356,697	$344,489

Credit facility	$247,370	$243,170
Deferred financing costs	(1,630)	(1,374)
Payable for unsettled securities purchased	10,259	—
Distribution payable	3,250	3,250
Other liabilities	2,761	2,869
Total liabilities	262,010	247,915

Members' capital	$94,687	$96,574
Total liabilities and members' capital	$356,697	$344,489

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$6,013	$6,358	$18,581	$18,122
Other income	31	39	89	97
Total investment income	6,044	6,397	18,670	18,219

Interest and other financing expenses	2,745	2,686	8,484	7,667
Other expenses	129	140	408	504
Total expenses	2,874	2,826	8,892	8,171
Less: expenses waived and reimbursed	—	—	(20)	—
Net expenses	2,874	2,826	8,872	8,171
Net investment income	3,170	3,571	9,798	10,048

Net realized gains on investments	116	125	377	758
Net change in unrealized (depreciation) appreciation of investments	(2,371)	(75)	(1,311)	(355)
Net increase in members' capital	$915	$3,621	$8,864	$10,451
For the three and nine months ended September 30, 2019, we earned approximately $2.5 million and $8.5 million, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2018, we earned approximately $2.7 million and $8.5 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2019 and December 31, 2018, approximately $2.5 million and $2.6 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2019, we and SkyKnight II have committed and contributed $100.0 million and $25.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of September 30, 2019 and December 31, 2018.
On May 2, 2018, SLP III closed its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective June 24, 2019, SLP III's revolving credit facility has a maximum borrowing capacity of $375.0 million. As of September 30, 2019 and December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $493.5 million and $365.4 million, respectively, and debt outstanding under its credit facility of $356.9 million and $280.3 million, respectively. As of September 30, 2019 and December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2019 and December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $12.6 million and $8.8 million, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
First lien investments (1)	$514,848	$383,289
Weighted average interest rate on first lien investments (2)	6.16%	6.50%
Number of portfolio companies in SLP III	48	39
Largest portfolio company investment (1)	$23,999	$18,958
Total of five largest portfolio company investments (1)	$100,100	$85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	6.07% (L + 3.75%)	2/27/2025	$1,207	$1,207	$1,193
Advisor Group Holdings, Inc.	Consumer Services	7.04% (L + 5.00%)	7/31/2026	5,000	4,951	4,906
Affordable Care Holding Corp.	Healthcare Services	6.84% (L + 4.75%)	10/24/2022	5,979	5,893	5,784
AG Parent Holdings, LLC	Healthcare Services	7.26% (L + 5.00%)	7/31/2026	12,500	12,438	12,461
Air Newco LLC	Software	6.27%(L + 4.25%)	10/9/2026	6,000	5,940	5,974
Ascensus Specialties LLC	Business Services	6.77%(L + 4.75%)	9/24/2026	10,000	9,950	9,975
BCPE Empire Holdings, Inc.	Distribution & Logistics	6.04% (L + 4.00%)	6/11/2026	9,190	9,100	9,098
Bearcat Buyer, Inc.	Healthcare Services	6.35% (L + 4.25%)	7/9/2026	19,902	19,805	19,803
Bearcat Buyer, Inc.	Healthcare Services	6.35% (L + 4.25%)	7/9/2026	1,305	1,299	1,299
Bluefin Holding, LLC	Software	6.36% (L + 4.25%)	9/4/2026	10,000	9,850	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	6.29% (L + 4.25%)	9/5/2025	14,850	14,785	14,822
Brave Parent Holdings, Inc.	Software	6.26% (L + 4.00%)	4/18/2025	14,812	14,767	14,251
CentralSquare Technologies, LLC	Software	5.79% (L + 3.75%)	8/29/2025	14,887	14,855	13,994
Certara Holdco, Inc.	Healthcare I.T.	5.54% (L + 3.50%)	8/15/2024	1,265	1,269	1,261
CHA Holdings, Inc.	Business Services	6.60% (L + 4.50%)	4/10/2025	990	990	989
CommerceHub, Inc.	Software	5.54% (L + 3.50%)	5/21/2025	14,813	14,750	14,637
Covenant Surgical Partners, Inc.	Healthcare Services	6.10% (L + 4.00%)	7/1/2026	10,000	9,903	9,875
CRCI Longhorn Holdings, Inc.	Business Services	5.56% (L + 3.50%)	8/8/2025	14,850	14,786	14,488
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	5.79% (L + 3.75%)	6/6/2025	14,823	14,792	14,606
Drilling Info Holdings, Inc.	Business Services	6.29% (L + 4.25%)	7/30/2025	18,814	18,732	18,720
Edgewood Partners Holdings LLC	Business Services	6.29% (L + 4.25%)	9/6/2024	6,364	6,307	6,349
Edgewood Partners Holdings LLC	Business Services	6.29% (L + 4.25%)	9/6/2024	151	150	151
Fastlane Parent Company, Inc.	Distribution & Logistics	6.60% (L + 4.50%)	2/4/2026	3,483	3,418	3,404
Greenway Health, LLC	Software	5.85% (L + 3.75%)	2/16/2024	14,708	14,717	12,869
Heartland Dental, LLC	Healthcare Services	5.79% (L + 3.75%)	4/30/2025	18,364	18,287	18,016
Idera, Inc.	Software	6.55% (L + 4.50%)	6/28/2024	11,154	11,102	11,185
Institutional Shareholder Services Inc.	Business Services	6.60% (L + 4.50%)	3/5/2026	995	986	985
KAMC Holdings, Inc.	Business Services	6.18% (L + 4.00%)	8/14/2026	10,000	9,950	10,000
Kestra Advisor Services Holdings A, Inc.	Business Services	6.36% (L + 4.25%)	6/3/2026	9,500	9,423	9,298
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,660	2,641	2,647
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	687	682	683
Market Track, LLC	Business Services	6.29% (L + 4.25%)	6/5/2024	4,790	4,785	4,359
MED Parentco, LP	Healthcare Services	6.29% (L + 4.25%)	8/31/2026	10,402	10,305	10,329
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	4,561	4,544	4,561
Ministry Brands, LLC	Software	6.04% (L + 4.00%)	12/2/2022	882	879	882
National Intergovernmental Purchasing Alliance Company	Business Services	5.85% (L + 3.75%)	5/23/2025	14,813	14,801	14,627
Navex Topco, Inc.	Software	5.38% (L + 3.25%)	9/5/2025	18,441	18,277	18,291
Netsmart Technologies, Inc.	Healthcare I.T.	5.79% (L + 3.75%)	4/19/2023	10,357	10,357	10,279
Newport Group Holdings II, Inc.	Business Services	5.90% (L + 3.75%)	9/12/2025	4,950	4,928	4,925
NorthStar Financial Services Group, LLC	Software	5.54% (L + 3.50%)	5/25/2025	11,770	11,721	11,476
Outcomes Group Holdings, Inc.	Healthcare Services	5.62% (L + 3.50%)	10/24/2025	6,451	6,437	6,381
Pelican Products, Inc.	Business Products	5.54% (L + 3.50%)	5/1/2025	4,938	4,927	4,746
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.30% (L + 5.25%)	4/29/2024	15,470	15,407	15,431
Premise Health Holding Corp.	Healthcare Services	5.60% (L + 3.50%)	7/10/2025	13,758	13,698	13,632
Project Accelerate Parent, LLC	Business Services	6.28% (L + 4.25%)	1/2/2025	9,949	9,902	9,912
Quest Software US Holdings Inc.	Software	6.51% (L + 4.25%)	5/16/2025	14,888	14,825	14,735
Sierra Enterprises, LLC	Food & Beverage	6.04% (L + 4.00%)	11/11/2024	2,462	2,460	2,444
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.29% (L + 4.25%)	7/30/2025	14,850	14,818	14,878
Sunshine Luxembourg VII SARL	Consumer Products	6.27%(L + 4.25%)	9/23/2026	12,000	11,940	12,066
Wirepath LLC	Distribution & Logistics	6.10% (L + 4.00%)	8/5/2024	17,346	17,346	16,305
WP CityMD Bidco LLC	Healthcare Services	6.60% (L + 4.50%)	8/13/2026	20,069	19,869	19,902
YI, LLC	Healthcare Services	6.10% (L + 4.00%)	11/7/2024	9,816	9,809	9,779
Total Funded Investments				$502,216	$499,760	$493,563

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,810	$—	$(18)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(25)
Edgewood Partners Holdings LLC	Business Services	—	12/31/2019	936	(9)	(2)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(8)
MED Parentco, LP	Healthcare Services	—	8/27/2021	2,598	(24)	(18)
Ministry Brands, LLC	Software	—	10/18/2019	980	(5)	—
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(3)
Total Unfunded Investments				$12,632	$(75)	$(88)
Total Investments				$514,848	$499,685	$493,475

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2019.

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

Below is certain summarized financial information for SLP III as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and September 30, 2018:

Selected Balance Sheet Information:	September 30, 2019	December 31, 2018
	(in thousands)	(in thousands)
Investments at fair value (cost of $499,685 and $373,422)	$493,475	$365,357
Receivable from unsettled securities sold	15,276	—
Cash and other assets	3,125	9,138
Total assets	$511,876	$374,495

Credit facility	$356,900	$280,300
Deferred financing costs	(2,553)	(2,831)
Payable for unsettled securities purchased	31,591	—
Distribution payable	3,350	2,600
Other liabilities	3,953	4,456
Total liabilities	393,241	284,525

Members' capital	$118,635	$89,970
Total liabilities and members' capital	$511,876	$374,495

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$7,268	$3,170	$19,828	$3,960
Other income	122	80	270	102
Total investment income	7,390	3,250	20,098	4,062

Interest and other financing expenses	3,770	1,853	10,511	2,427
Other expenses	166	123	469	349
Total expenses	3,936	1,976	10,980	2,776
Less: expenses waived and reimbursed	—	—	(22)	—
Net expenses	3,936	1,976	10,958	2,776
Net investment income	3,454	1,274	9,140	1,286

Net realized gains on investments	100	1	170	1
Net change in unrealized (depreciation) appreciation of investments	(1,800)	1,438	1,855	2,056
Net increase in members' capital	$1,754	$2,713	$11,165	$3,343

(1)	SLP III commenced operations on April 25, 2018.
For the three and nine months ended September 30, 2019, we earned approximately $2.7 million and $7.6 million of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2018, we earned approximately $1.0 million and $1.0 million, respectively, of dividend income related to SLP III. As of September 30, 2019 and December 31, 2018 approximately $2.7 million and $2.1 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.

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
New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2019.
Below is certain summarized property information for NMNLC as of September 30, 2019:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2019
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$36,183
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	23,113
NM YI LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	17,265
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,714
NM APP Canada Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,147
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,415
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,785
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,667
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	2,292
					$117,581
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2019 and December 31, 2018, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $22.2 million and $23.5 million, respectively. The collateralized agreement to resell is guaranteed by a private hedge fund. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. As of September 30, 2019 and December 31, 2018, the SPP Agreement had a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $10.7 million and $11.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2019, we recognized PIK and non-cash interest from investments of approximately $3.8 million and $9.9 million, respectively, and PIK and non-cash dividends from investments of approximately $4.8 million and $13.6 million, respectively. For the three and nine months ended September 30, 2018,we recognized PIK and non-cash interest from investments of approximately $2.5 million and $6.1 million, respectively, and PIK and non-cash dividends from investments of approximately $7.2 million and $21.0 million, respectively.
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

The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of September 30, 2019:

(in millions)	As of September 30, 2019
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$134.6	4.5%	$136.2	4.5%
Investment Rating 2	2,822.6	93.8%	2,849.0	94.3%
Investment Rating 3	52.0	1.7%	35.2	1.2%
Investment Rating 4	1.4	0.0%	0.0	0.0%
	$3,010.6	100.0%	$3,020.4	100.0%
As of September 30, 2019, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of three portfolio companies that had an Investment Rating of 3 and one portfolio company that had an Investment Rating of 4.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of September 30, 2019, our investments in EDMC with an Investment Rating of 4 had an aggregate cost basis of approximately $1.4 million, an aggregate fair value of approximately less than $0.1 million and total unearned interest income of approximately less than $0.1 million and approximately $0.1 million, respectively, for the three and nine months then ended.
Portfolio and Investment Activity
The fair value of our investments was approximately $2,998.2 million in 112 portfolio companies at September 30, 2019 and approximately $2,342.0 million in 92 portfolio companies at December 31, 2018.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018
New investments in 52 and 57 portfolio companies, respectively	$827.6	$1,056.7
Debt repayments in existing portfolio companies	141.6	516.2
Sales of securities in 7 and 10 portfolio companies, respectively	66.2	83.0
Change in unrealized appreciation on 46 and 43 portfolio companies, respectively	41.7	33.8
Change in unrealized depreciation on 66 and 61 portfolio companies, respectively	(36.4)	(34.5)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2019 and September 30, 2018
Revenue

	Three Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Interest income	$55,220	$40,920
Total dividend income	13,270	13,948
Other income	4,104	5,601
Total investment income	$72,594	$60,469

Our total investment income increased by approximately $12.1 million, or 20%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, total investment income of approximately $72.6 million consisted of approximately $49.8 million in cash interest from investments, approximately $3.8 million in PIK and non-cash interest from investments, approximately $0.1 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.5 million, approximately $8.4 million in cash dividends from investments, approximately $4.8 million in PIK and non-cash dividends from investments and approximately $4.2 million in other income. The increase in interest income of approximately $14.3 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to increased interest income which is attributable to larger invested balances. Our larger invested balances were driven by the proceeds from our August 2018 and June 2019 convertible notes issuances, proceeds from our September 2018 and April 2019 unsecured notes issuances, higher drawn balances on our Holdings Credit Facility (as defined below), borrowings from our DB Credit Facility (as defined below) and proceeds from the February 2019 and July 2019 public offerings of our common stock, all of which contributed to the origination of new investments. Dividend income for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 remained relatively flat. Other income during the three months ended September 30, 2019, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 21 different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Management fee	$12,687	$10,018
Less: management fee waiver	(3,141)	(1,495)
Total management fee	9,546	8,252
Incentive fee	7,792	6,780
Interest and other financing expenses	21,830	14,759
Professional fees	834	2,053
Administrative expenses	930	846
Other general and administrative expenses	492	437
Net expenses before income taxes	41,424	33,127
Income tax expense	—	225
Net expenses after income taxes	$41,424	$33,352
Our total net operating expenses increased by approximately $8.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Our management fee increased by approximately $1.3 million, net of a management fee waiver, and our incentive fee increased by approximately $1.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase in management and incentive fees was attributable to larger invested balances, driven by the proceeds from our convertible notes issuances, our unsecured notes issuances, our February 2019 and July 2019 public offering of common stock and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures used to originate new investments.
Interest and other financing expenses increased by approximately $7.1 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to our issuances of convertible and unsecured notes and higher drawn balances on our SBA-guaranteed debentures, Holdings Credit Facility and DB Credit Facility. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 were lower as professional fees for the three months ended September 30, 2018 included higher professional fees that were incurred relating to evaluating and making investments.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Net realized gains on investments	$355	$3,254
Net change in unrealized (depreciation) appreciation of investments	(7,024)	(3,609)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(1,332)	—
Benefit (provision) for taxes	281	(2)
Net realized and unrealized losses	$(7,720)	$(357)
Our net realized gains and unrealized losses resulted in a net loss of approximately $7.7 million for the three months ended September 30, 2019 compared to net realized gains and unrealized losses resulting in a net loss of approximately $0.4 million for the same period in 2018. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2019 was primarily driven by the overall decrease in market prices of our investments during the period. The provision for income taxes was attributable to equity investments that are held as of September 30, 2019 in three of our corporate subsidiaries. The net loss for the three months ended September 30, 2018 was primarily driven by the overall decrease in the market prices of our investments during the period, which was partially offset by a realized gain on the sale of our investment in TWDiamondback Holdings Corp.
Results of Operations for the Nine Months Ended September 30, 2019 and September 30, 2018
Revenue

	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Interest income	$154,779	$117,749
Total dividend income	39,338	38,651
Other income	9,133	11,556
Total investment income	$203,250	$167,956
Our total investment income increased by approximately $35.3 million, or 21%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, total investment income of approximately $203.3 million consisted of approximately $140.9 million in cash interest from investments, approximately $9.9 million in PIK and non-cash interest from investments, approximately $0.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.7 million, approximately $25.7 million in cash dividends from investments, approximately $13.6 million in PIK and non-cash dividends from investments and approximately $9.2 million in other income. The increase in interest income of approximately $37.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to increased interest income which is attributable to larger invested balances and higher LIBOR rates. Our larger invested balances were driven by the proceeds from our August 2018 and June 2019 convertible notes issuances, proceeds from our September 2018 and April 2019 unsecured notes issuances, higher drawn balances on our Holdings Credit Facility (as defined below), borrowings from our DB Credit Facility (as defined below) and proceeds from our February 2019 and July 2019 public offering of our common stock, all of which contributed to the origination of new investments. Dividend income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 remained relatively flat. Other income during the nine months ended September 30, 2019, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, commitment, consent and amendment fees received from thirty-four different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Management fee	$35,302	$28,011
Less: management fee waiver	(8,497)	(4,583)
Total management fee	26,805	23,428
Incentive fee	21,642	19,644
Interest and other financing expenses	61,695	38,873
Professional fees	2,486	3,455
Administrative expenses	3,074	2,607
Other general and administrative expenses	1,302	1,365
Total expenses	117,004	89,372
Less: expenses waived and reimbursed	(335)	(276)
Net expenses before income taxes	116,669	89,096
Income tax expense	13	286
Net expenses after income taxes	$116,682	$89,382
Our total net operating expenses increased by approximately $27.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Our management fee increased by approximately $3.4 million, net of a management fee waiver, and our incentive fee increased by approximately $2.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in management and incentive fees was attributable to larger invested balances, driven by the proceeds from our convertible notes issuances, our unsecured notes issuances, our February 2019 and July 2019 public offering of common stock and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures used to originate new investments.
Interest and other financing expenses increased by approximately $22.8 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to our issuances of convertible and unsecured notes, higher drawn balances on our SBA-guaranteed debentures, Holdings Credit Facility and DB Credit Facility and higher LIBOR rates. Our total professional fees, administrative expenses and total other general and administrative expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018
Net realized gains (losses) on investments	$453	$(3,149)
Net change in unrealized appreciation (depreciation) of investments	5,305	(690)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(1,332)	(12)
Benefit (provision) for taxes	121	(986)
Net realized and unrealized gains (losses)	$4,547	$(4,837)
Our net realized and unrealized gains resulted in a net gain of approximately $4.5 million for the nine months ended September 30, 2019 compared to net realized and unrealized losses resulting in a net loss of approximately $4.8 million for the same period in 2018. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the nine months ended September 30, 2019 was primarily driven by the overall increase in market prices of our investments during the period. The provision for income taxes was attributable to equity investments that are held as of September 30, 2019 in three of our corporate subsidiaries. The net loss for the nine months ended September 30, 2018 was primarily driven by the realized loss on our investment in American Tire Distributors, Inc. ("ATD"), which was sold during the quarter ended June 30, 2018 due to ATD's reported loss of its largest supplier.

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
On July 11, 2019, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $13.68 per share. Our Investment Adviser paid a $0.39 per share portion of the $0.42 per share underwriters’ sales load such that we received net proceeds of $13.65 per share in this offering. All payments made by our Investment Adviser are not subject to reimbursement by us. We received total net proceeds of approximately $94.2 million in connection with this offering.
Since our IPO, and through September 30, 2019, we raised approximately $768.1 million in net proceeds from additional offerings of our common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2019, our asset coverage ratio was 171.1%.
At September 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $69.8 million and $49.7 million, respectively. Our cash used in operating activities during the nine months ended September 30, 2019 and September 30, 2018 was approximately $473.6 million and $294.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Borrowings
Holdings Credit Facility—On December 18, 2014, we entered into the Second Amended and Restated Loan and Security Agreement among us, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on September 6, 2019, the maturity date of the Holdings Credit Facility is October 24, 2022, and the maximum facility amount is the lesser of $800.0 million and the actual commitments of the lenders to make advances as of such date.
As of September 30, 2019, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $800.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$6.5	$4.0	$19.2	$10.7
Non-usage fee	$0.1	$0.1	$0.4	$0.5
Amortization of financing costs	$0.7	$0.7	$2.1	$1.9
Weighted average interest rate	4.2%	4.2%	4.4%	4.1%
Effective interest rate	4.8%	5.0%	5.0%	5.0%
Average debt outstanding	$612.9	$379.2	$581.9	$351.4
As of September 30, 2019 and December 31, 2018, the outstanding balance on the Holdings Credit Facility was $637.6 million and $512.6 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Stifel Bank & Trust, as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on December 12, 2018, the maturity date of the NMFC Credit Facility is June 4, 2022 and the NMFC Credit Facility includes the financial covenants related to the asset coverage discussed above.
As of September 30, 2019, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $138.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2019		September 30, 2018		September 30, 2019	September 30, 2018
Interest expense	$1.5		$1.4		$3.7	$3.8
Non-usage fee	$—	(1)	$—	(1)	$0.1	$0.1
Amortization of financing costs	$0.1		$0.1		$0.3	$0.3
Weighted average interest rate	4.8%		4.7%		4.9%	4.5%
Effective interest rate	4.9%		5.1%		5.4%	5.0%
Average debt outstanding	$123.8		$121.9		$99.4	$113.3

(1)	For the three months ended September 30, 2019 and September 30, 2018, the total non-usage fees were less than $50 thousand.

As of September 30, 2019 and December 31, 2018, the outstanding balance on the NMFC Credit Facility was $138.5 million and $60.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "DB Credit Facility") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian, is structured as a secured revolving credit facility and, as of the the most recent amendment on August 12, 2019, matures on December 14, 2023.
As of September 30, 2019, the maximum amount of revolving borrowings available under the DB Credit Facility was $210.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018(1)	September 30, 2019	September 30, 2018(1)
Interest expense(2)	$1.8	$—	$3.2	$—
Non-usage fee(2)	$0.1	$—	$0.2	$—
Amortization of financing costs	$0.1	$—	$0.3	$—
Weighted average interest rate	5.1%	—%	5.3%	—%
Effective interest rate	5.6%	—%	6.0%	—%
Average debt outstanding	$133.9	$—	$80.1	$—

(1)	Not applicable as the DB Credit Facility commenced on December 14, 2018.

(2)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

As of September 30, 2019 and December 31, 2018, the outstanding balance on the DB Credit Facility was $202.0 million and $57.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
NMNLC Credit Facility—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, among NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, is structured as a senior secured revolving credit facility and matures on September 23, 2020. The NMNLC Credit Facility is guaranteed by us and proceeds from the NMNLC Credit Facility may be used for funding of additional acquisition properties.

The NMNLC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement).
As of September 30, 2019, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30.0 million. For the three months ended September 30, 2019, interest expense, non-usage fees and amortization of financing costs were each less than $50 thousand. For the nine months ended September 30, 2019, interest expense and non-usage fees were each less than $50 thousand and amortization of financing costs were $0.1 million. As of September 30, 2019 and December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $10.6 million and $0, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.
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

The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes as of September 30, 2019.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at September 30, 2019	10.0%
Conversion rate at September 30, 2019(1)(2)	65.8762
Conversion price at September 30, 2019(2)(3)	$15.18
Last conversion price calculation date	August 20, 2019

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the 2018 Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2019 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2019		September 30, 2018		September 30, 2019	September 30, 2018
Interest expense	$2.9		$2.7		$10.1	$6.6
Amortization of financing costs	$0.1		$0.3		$0.7	$0.9
Amortization of premium	$—	(1)	$—	(1)	$(0.1)	$(0.1)
Weighted average interest rate	5.7%		5.2%		5.5%	5.1%
Effective interest rate	5.8%		5.7%		5.8%	5.7%
Average debt outstanding	$201.3		$207.8		$245.5	$172.9

(1)	For the three months ended September 30, 2019 and September 30, 2018, the amortization of premium was less than $50 thousand.
As of September 30, 2019 and December 31, 2018, the outstanding balance on the Convertible Notes was $201.2 million and $270.3 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019(1)	September 30, 2018(2)
Interest expense	$6.0	$3.7	$15.8	$9.2
Amortization of financing costs	$0.3	$0.2	$0.9	$0.5
Weighted average interest rate	5.2%	5.1%	5.2%	5.1%
Effective interest rate	5.5%	5.3%	5.5%	5.4%
Average debt outstanding	$453.3	$286.1	$402.0	$242.7

(1)
For the nine months ended September 30, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to September 30, 2019.

(2)
For the nine months ended September 30, 2018, amounts reported include interest and amortization of financing costs related to the 2018A Unsecured Notes for the period from January 30, 2018 (issuance date of the 2018A Unsecured Notes) to September 30, 2018.

As of September 30, 2019 and December 31, 2018, the outstanding balance on the Unsecured Notes was $453.3 million and $336.8 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

As of September 30, 2019 and December 31, 2018, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of September 30, 2019 and December 31, 2018, SBIC II had regulatory capital of $42.5 million and $42.5 million, respectively, and $34.0 million and $15.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.425%, which consists of a 1.00% commitment fee and a 2.425% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of September 30, 2019.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
March 21, 2018	March 1, 2028	15.3	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15.0	3.548%	0.222%
September 25, 2019	September 1, 2029	19.0	2.283%	0.222%
Total SBA-guaranteed debentures		$184.0

(1)	SBA-guaranteed debentures are held in SBIC I.

(2)	SBA-guaranteed debentures are held in SBIC II.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$1.5	$1.3	$4.2	$3.7
Amortization of financing costs	$0.1	$0.1	$0.4	$0.4
Weighted average interest rate	3.3%	3.2%	3.3%	3.2%
Effective interest rate	3.6%	3.6%	3.6%	3.5%
Average debt outstanding	$176.6	$164.4	$168.9	$156.3
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2019 and December 31, 2018, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2019 and December 31, 2018, we had outstanding commitments to third parties to fund investments totaling

$171.2 million and $137.9 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2019 and December 31, 2018, we had commitment letters to purchase investments in an aggregate par amount of $36.1 million and $27.5 million, respectively. As of September 30, 2019 and December 31, 2018, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2019 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$637.6	$—	$—	$637.6	$—
Unsecured Notes(2)	453.3	—	145.0	308.3	—
SBA-guaranteed debentures(3)	184.0	—	—	—	184.0
Convertible Notes(4)	201.2	—	—	201.2	—
NMFC Credit Facility(5)	138.5	—	138.5	—	—
DB Credit Facility(6)	202.0	—	—	202.0	—
NMNLC Credit Facility(7)	10.6	10.6	—	—	—
Total Contractual Obligations	$1,827.2	$10.6	$283.5	$1,349.1	$184.0

(1)
Under the terms of the $800.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($637.6 million as of September 30, 2019) must be repaid on or before October 24, 2022. As of September 30, 2019, there was approximately $162.4 million of possible capacity remaining under the Holdings Credit Facility.

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

(5)
Under the terms of the $138.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($138.5 million as of September 30, 2019) must be repaid on or before June 4, 2022. As of September 30, 2019, there was no capacity remaining under the NMFC Credit Facility.

(6)
Under the terms of the $210.0 million DB Credit Facility, all outstanding borrowings under that facility ($202.0 million as of September 30, 2019) must be repaid on or before December 14, 2023. As of September 30, 2019, there was $8.0 million of possible capacity remaining under the DB Credit Facility.

(7)
Under the terms of the $30.0 million NMNLC Credit Facility, all outstanding borrowings under that facility ($10.6 million as of September 30, 2019) must be repaid on or before September 23, 2020. As of September 30, 2019, there was $19.4 million of possible capacity remaining under the NMNLC Credit Facility.

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
Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2019 totaled approximately $84.5 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2019
Third Quarter	August 1, 2019	September 13, 2019	September 27, 2019	$0.34
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
				$1.02
December 31, 2018
Fourth Quarter	November 1, 2018	December 14, 2018	December 28, 2018	$0.34
Third Quarter	August 1, 2018	September 14, 2018	September 28, 2018	0.34
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
				$1.36
December 31, 2017
Fourth Quarter	November 2, 2017	December 15, 2017	December 28, 2017	$0.34
Third Quarter	August 4, 2017	September 15, 2017	September 29, 2017	0.34
Second Quarter	May 4, 2017	June 16, 2017	June 30, 2017	0.34
First Quarter	February 23, 2017	March 17, 2017	March 31, 2017	0.34
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2019 approximately $0.6 million and $2.0 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million and $0.3 million, respectively, were waived by the Administrator. As of September 30, 2019, approximately $1.0 million of indirect administrative expenses were included in payable to affiliates.

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
We are subject to certain financial market risks, such as interest rate fluctuations. During the nine months ended September 30, 2019, certain of the loans held in our portfolio had floating interest rates. As of September 30, 2019, approximately 93.15% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 6.85% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2019. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2019. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2019, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2019. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2019, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(2.13)%
Base Interest Rate	—%
+100 Basis Points	8.52%
+200 Basis Points	17.03%
+300 Basis Points	25.55%

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Recent legislation allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and future of LIBOR at this time is uncertain. In addition, on July 12, 2019, the Staff from the SEC's Division of Corporation Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates.

If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate any LIBOR based revolving credit facilities to replace LIBOR with the new standard that is established in its place. If we are unable to do so, amounts drawn under the revolving credit facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. However, because the future of LIBOR at this time is uncertain, the specific effects of a transition away from LIBOR, including any effect on our net investment income, cannot be determined as of the date of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended September 30, 2019.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended September 30, 2019, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2018, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2019 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended September 30, 2019.

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

10.1
Form of Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 12, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(5)

10.2
Commitment Increase Agreement, dated August 27, 2019 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent.(6)

10.3
Incremental Commitment Supplement, dated as of September 6, 2019, to the Third Amended and Restated Loan and Security Agreement, dated October 24, 2017, as amended, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian.(6)

10.4
Form of Joinder Supplement, dated as of September 6, 2019, by and among Old Second National Bank, New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the administrative agent.(6)

10.5
Form of Joinder Supplement, dated as of September 6, 2019, by and among Raymond James, N.A., New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the administrative agent.(6)

10.6
Facility Increase Agreement, dated as of September 6, 2019, by and among State Street Bank and Trust Company, New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the Administrative Agent.(6)

10.7
Form of Joinder Supplement, dated as of October 16, 2019, by and among Hitachi Capital America Corporation, New Mountain Finance DB, L.L.C., as the borrower and Deutsche Bank AG, New York Branch, as facility agent.(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.

(5)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on August 16, 2019.

(6)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No.3 (File No. 333-230326) filed on October 25, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2019.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)