Form 10-K
period 2019-12-31
New Mountain Finance Corp
filed 2020-02-26
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 28, 2019, based on the closing price on that date of $13.97, on the New York Stock Exchange was $1,009.9 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 26, 2020
Common stock, par value $0.01 per share	96,827,342
Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

PART I
Item 1.    Business
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through December 31, 2019, we have raised approximately $893.2 million in net proceeds from additional offerings of common stock.
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
New Mountain Finance Administration, L.L.C.
New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital Group. L.P., provides the administrative services necessary to conduct our day-to-day operations. The Administrator also maintains, or oversees the maintenance of, our consolidated financial records, our reports to stockholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). The Administrator performs the calculation and publication of our net asset values, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator may also provide, on our behalf, managerial assistance to our portfolio companies.
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
We make investments through both primary originations and open-market secondary purchases. We primarily target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $10.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, each of SBIC I's and SBIC II's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. For additional information on SBA regulations, see "SBA Regulation". Our portfolio may be concentrated in a limited number of industries. As of December 31, 2019, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in joint ventures). Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $125.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2019, our portfolio consisted of 114 portfolio companies and was invested 57.0% in first lien loans, 25.0% in second lien loans, 2.1% in subordinated debt and 15.9% in equity and other, as measured at fair value versus 92 portfolio companies invested 50.1% in first lien loans, 28.3% in second lien loans, 2.8% in subordinated debt and 18.8% in equity and other, as measured at fair value at December 31, 2018.
The fair value of our investments was approximately $3,160.3 million in 114 portfolio companies at December 31, 2019 and approximately $2,342.0 million in 92 portfolio companies at December 31, 2018.

The following table shows our portfolio and investment activity for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31,
(in millions)	2019	2018
New investments in 63 and 67 portfolio companies, respectively	$1,105.3	$1,321.6
Debt repayments in existing portfolio companies	215.1	592.4
Sales of securities in 15 and 14 portfolio companies, respectively	113.1	210.5
Change in unrealized appreciation on 57 and 25 portfolio companies, respectively	50.8	14.8
Change in unrealized depreciation on 64 and 88 portfolio companies, respectively	(54.3)	(37.0)
At December 31, 2019 and December 31, 2018, our weighted average yield to maturity at cost ("YTM at Cost") was approximately 9.5% and 10.4%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. At December 31, 2019 and December 31, 2018, our weighted average yield to maturity at cost for investments ("YTM at Cost for Investments") was approximately 9.5% and 10.4%, respectively. This YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2019, calculated as a percentage of total assets as of December 31, 2019:

Portfolio Company	Percent of Total Assets
NMFC Senior Loan Program III LLC	3.1%
Benevis Holding Corp.	2.6%
NMFC Senior Loan Program II LLC	2.4%
Edmentum Ultimate Holdings, LLC	2.4%
PhyNet Dermatology LLC	2.4%
Avatar Topco, Inc.	2.1%
UniTek Global Services, Inc.	2.1%
Kronos Incorporated	1.9%
Associations, Inc.	1.7%
Nomad Buyer, Inc.	1.7%
Total	22.4%

Industry Type	Percent of Total Assets
Software	23.4%
Business Services	19.9%
Healthcare Services	16.9%
Education	8.8%
Investment Funds (includes investments in joint ventures)	6.2%
Net Lease	3.7%
Distribution & Logistics	3.3%
Federal Services	3.1%
Energy	3.1%
Healthcare Information Technology	3.1%
Total	91.5%
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

Investment Committee
The Investment Adviser is managed by a five member investment committee (the “Investment Committee”), which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Andre V. Moura served on the Investment Committee from August 2018 to July 2019. Beginning in August 2019, Lars O. Johansson was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. Members of our investment team are encouraged to share information and views on credit with the Investment Committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.
Investment Structure
We target debt investments that will yield current income and occasionally provide the opportunity for capital appreciation through equity securities. Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target.
Debt Investments
The terms of our debt investments are tailored to the facts and circumstances of the transaction and prospective portfolio company and structured to protect its rights and manage its risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that we collect on our debt investments.

•
First Lien Loans and Bonds.  First lien loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate, may contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may also include unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. These first lien loans and bonds may include payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.

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

The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of December 31, 2019:

(in millions)	As of December 31, 2019
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$88.9	2.8%	$91.0	2.9%
Investment Rating 2	3,030.0	95.3%	3,050.5	95.8%
Investment Rating 3	7.5	0.2%	2.4	0.1%
Investment Rating 4	55.1	1.7%	37.8	1.2%
	$3,181.5	100.0%	$3,181.7	100.0%
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
As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings, excluding SBA-guaranteed debentures, and any preferred stock we may issue in the future, of at least 150.0% (which means we can borrow $2 for every $1 of our equity). We monitor our compliance with this coverage ratio on a regular basis.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On October 8, 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
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
SBA Regulation
On August 1, 2014 and August 25, 2017, SBIC I and SBIC II, our wholly owned subsidiaries, received licenses from the SBA to operate as SBICs under Section 301(c) of the 1958 Act, respectively. SBIC I and SBIC II have an investment strategy and philosophy substantially similar to ours and make similar types of investments in accordance with SBA regulations.
An SBIC license allows each of SBIC I and SBIC II to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and other customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. In June 2018, the limit of SBA leverage available to an individual SBIC eligible for two tiers of leverage was increased from $150.0 million with at least $75 million in regulatory capital to $175.0 million with at least $87.5 million in regulatory capital, subject to SBA approval. Currently, SBIC I and SBIC II operate under the prior $150.0 million leverage limit. SBA-guaranteed debentures are non-recourse, have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. SBIC I and SBIC II are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment, if applicable, on a regular basis. The SBA, as a creditor, will have a superior claim to SBIC I's and SBIC II's assets over our stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I and SBIC II upon an event of default.
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
SBICs are designed to stimulate the flow of private investor capital to eligible small businesses as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to "smaller enterprises", as defined by the SBA. The definition of a smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue. However, once a SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.
The SBA prohibits an SBIC from providing funds to small businesses with certain characteristics, such as relending or businesses with the majority of their employees located outside the U.S., business engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or "passive" (i.e. non-operating) businesses. Without prior SBA approval, a SBIC may not invest an amount equal to more than approximately 30.0% of the SBIC's regulatory capital in any one company and its affiliates.
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
The SBA restricts the ability of an SBIC to provide financing to an "associate" as defined in the SBA regulations, without prior written exemption from the SBA. The SBA also prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.
The SBA regulations require, among other things, a periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor.
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

Since our IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and into the Second Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association (the "Holdings Credit Facility") on December 18, 2014. See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings for additional information on our credit facilities. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since our IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which approximated $829.0 million as of December 31, 2019. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2019, total management fees waived was approximately $12.0 million.
Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there is none as of December 31, 2019), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a "hurdle rate" of 2.0% per quarter (8.0% annualized), subject to a "catch-up" provision measured as of the end of each calendar quarter. The hurdle rate is appropriately pro-rated for any partial periods. The calculation of our incentive fee with respect to the Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
No incentive fee is payable to the Investment Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2.0% (the "preferred return" or "hurdle").

•
100.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up". The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter.

•
20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.
In accordance with GAAP, we accrue a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.
Example 1: Income Related Portion of Incentive Fee for Each Calendar Quarter:
Alternative 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2.00%
Management fee(2) = 0.44%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 0.61%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no income related incentive fee.
Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.90%
Hurdle rate(1) = 2.00%
Management fee(2) = 0.44%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 2.26%
Incentive fee = 100.00% × Pre-Incentive Fee Net Investment Income (subject to "catch-up")(4)
= 100.00% × (2.26% – 2.00%)
= 0.26%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the "catch-up" provision, therefore the income related portion of the incentive fee is 0.26%.
Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.50%
Hurdle rate(1) = 2.00%
Management fee(2) = 0.44%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 2.86%
Incentive fee = 100.00% × Pre-Incentive Fee Net Investment Income (subject to "catch-up")(4)
Incentive fee = 100.00% × "catch-up" + (20.00% × (Pre-Incentive Fee Net Investment Income 2.50%))
Catch-up = 2.50% – 2.00%
                = 0.50%
Incentive fee = (100.00% × 0.50%) + (20.00% × (2.86% – 2.50%))
                      = 0.50% + (20.00% × 0.36%)
                      = 0.50% + 0.07%
                      = 0.57%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the "catch-up" provision, therefore the income related portion of the incentive fee is 0.57%.

(1)	Represents 8.00% annualized hurdle rate.

(2)	Assumes 1.75% annualized base management fee.

(3)	Excludes organizational and offering expenses.

(4)
The "catch-up" provision is intended to provide the Investment Adviser with an incentive fee of 20.00% on all Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.50% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:
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

Payment of Expenses
Our primary operating expenses are interest payable on our debt, the payment of a base management fee and any incentive fees under the Investment Management Agreement and the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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
Board Consideration of the Investment Management Agreement
Our board of directors determined at an in-person meeting held on February 6, 2020 to re-approve our Investment Management Agreement with the Investment Adviser. In the consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:

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
As of December 31, 2019, 15.6% of our total assets were non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no temporary investments as of December 31, 2019.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). If our asset ratio coverage is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of our senior securities may preclude us from making distributions to our stockholders. However, at December 31, 2019, none of our senior securities have provisions that may preclude us from making distributions to stockholders. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. We received exemptive relief from the SEC on November 5, 2014, allowing us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from this calculation. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors.
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
Introduction
As an investment adviser registered under the Advisers Act, the Investment Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote proxies relating to our securities in a timely manner free of conflicts of interest and in our best interests.
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
U.S. and worldwide economic, political, regulatory and financial market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. Since 2010, several European Union ("EU") countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. Under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and the U.K. formally left the European Union on January 31, 2020. The U.K. is currently in a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Failure to come to terms on a free trade deal could result in checks and tariffs on U.K. goods traveling to the European Union and thus prolong the economic uncertainty. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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
There has been on-going discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee and John R. Kline, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2019 consisted of approximately 160 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
          The Investment Committee, which provides oversight over our investment activities, is provided by the Investment Adviser. The Investment Committee currently consists of five members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
The Investment Adviser has limited experience managing a BDC or a RIC, which could adversely affect our business.
Prior to us, the Investment Adviser has not previously managed a BDC or a RIC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70.0% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. The Investment Adviser's lack of experience in managing a portfolio of assets under the constraints applicable to BDCs and RICs may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. If we fail to maintain our status as a BDC or tax treatment as a RIC, our operating flexibility could be significantly reduced.
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
Our ability to achieve our investment objective and to grow depends on the Investment Adviser's ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement and may also be called upon to provide managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.
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
As of December 31, 2019, we had $661.6 million, $188.5 million, $230.0 million, $201.2 million, $453.3 million, $225.0 million and $0.0 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Convertible Notes, the Unsecured Notes, the SBA-guaranteed debentures and the NMNLC Credit Facility, respectively. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the SBA-guaranteed debentures and the Unsecured Notes had weighted average interest rates of 4.3%, 4.8%, 5.1%, 3.2% and 5.2%, respectively, for the year ended December 31, 2019. The interest rate on the Convertible Notes is 5.75% per annum.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense and adjusted for unsettled securities purchased. The calculations in the table below are hypothetical. Actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3,266.1 million in total assets as of December 31, 2019, (ii) a weighted average cost of borrowings of 4.7%, which assumes the weighted average interest rates as of December 31, 2019 for the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the SBA-guaranteed debentures and the Unsecured Notes and the interest rate as of December 31, 2019 for the Convertible Notes, (iii) $1,959.6 million in debt outstanding and (iv) $1,283.5 million in net assets.

Assumed Return on Our Portfolio (net of interest expense)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder	(32.6)%	(19.9)%	(7.1)%	5.6%	18.3%
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

Our Unsecured Notes are subject to certain covenants, including covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Internal Revenue Code, minimum stockholders' equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under our other indebtedness or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. In addition, we are obligated to offer to prepay the Unsecured Notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.

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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the NMNLC Credit Facility and the 2018 Convertible Notes mature on October 24, 2022, June 4, 2022, December 14, 2023, September 23, 2020 and August 15, 2023, respectively. Our $90.0 million in 2016 Unsecured Notes will mature on May 15, 2021, our $55.0 million in 2017A Unsecured Notes will mature on July 15, 2022, our $90.0 million in 2018A Unsecured Notes will mature on January 30, 2023, our $50.0 million in 2018B Unsecured Notes will mature on June 28, 2023 and our $51.8 million in 5.75% Unsecured Notes will mature on October 1, 2023 and our $116.5 million in 2019A Unsecured Notes will mature on April 30, 2024. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
          If the fair value of our assets declines substantially, we may fail to satisfy the asset coverage ratios imposed upon us by the 1940 Act and contained in the Holdings Credit Facility, the NMFC Credit Facility, Unsecured Notes and the 2018 Convertible Notes. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under the NMFC Credit Facility and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations, or reapply for SBIC licenses. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future credit facilities. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.
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
SBIC I and SBIC II are licensed by the SBA and are subject to SBA regulations.
On August 1, 2014 and August 25, 2017, respectively, our wholly-owned direct and indirect subsidiaries, SBIC I and SBIC II, received licenses to operate as SBICs under the 1958 Act and are regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies, regulates the types of financing, prohibits investing in small businesses with certain characteristics or in certain industries and requires capitalization thresholds that limit distributions to us. Compliance with SBIC requirements may cause SBIC I and SBIC II to invest at less competitive rates in order to find investments that qualify under the SBA regulations.
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
As a BDC, we are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities and excluding SBA-guaranteed debentures as permitted by exemptive relief obtained from the SEC, to total senior securities, which includes all of our borrowings with the exception of SBA-guaranteed debentures, of at least 150.0% (which means we can borrow $2 for every $1 of our equity). This requirement limits the amount that we may borrow. Since we continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect that we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, which would in turn increase the equity capital available to us, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available us, we may be forced to curtail or cease new investment activities, and our net asset value could decline.
SBIC I and SBIC II may be unable to make distributions to us that will enable us to meet or maintain our RIC tax treatment.
In order for us to continue to qualify for tax benefits available to RICs and to minimize corporate-level U.S. federal income tax, we must distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income", which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, including investment company taxable income from SBIC I and SBIC II. We will be partially dependent on SBIC I and SBIC II for cash distributions to enable us to meet the RIC distribution requirements. SBIC I and SBIC II may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA's restrictions for SBIC I and SBIC II to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if SBIC I and SBIC II are unable to obtain a waiver, compliance with the SBA regulations may result in corporate-level U.S. federal income tax.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits certain "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than our securities) from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by any affiliate of the Investment Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies.
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
          We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150.0% after each issuance of senior securities (which means we can borrow $2 for every $1 of our equity). As a result of our SEC exemptive relief, we are permitted to exclude our SBA-guaranteed debentures from the definition of senior securities in the 150.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of certain of our senior securities may preclude us from making distributions to our stockholders. For example, our 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes and 2019A Unsecured Notes contain a covenant that prohibits us from declaring or paying a distribution to our stockholders unless we satisfy the asset coverage ratio immediately after the distribution. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

The following table summarizes our indebtedness as of December 31, 2019:

Borrowing	Maturity Date	Permitted Borrowing	Total Outstanding
		(in millions)	(in millions)
Holdings Credit Facility	October 24, 2022	$800.0	$661.6
NMFC Credit Facility	June 4, 2022	188.5	188.5
DB Credit Facility	December 14, 2023	280.0	230.0
NMNLC Credit Facility	September 23, 2020	30.0	—
2018 Convertible Notes	August 15, 2023	n/a	201.2
2016 Unsecured Notes	May 15, 2021	n/a	90.0
2017A Unsecured Notes	July 15, 2022	n/a	55.0
2018A Unsecured Notes	January 30, 2023	n/a	90.0
2018B Unsecured Notes	June 28, 2023	n/a	50.0
2019A Unsecured Notes	April 30, 2024	n/a	116.5
5.75% Unsecured Notes	October 1, 2023	n/a	51.8
SBA-guaranteed debentures	Beginning March 1, 2025	n/a	225.0
			$1,959.6

n/a - not applicable
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
Although we intend to continue to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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
The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing they have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50% of the value of a BDCs assets). However, on March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCA, was signed into law. The SBCA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200.0% to 150.0% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to us at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of our stockholders at such special meeting of stockholders, and thus we became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. Changing the asset coverage ratio permits us to double our leverage, which results in increased leverage risk and increased expenses.
As a result of this legislation, we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200.0% to 150.0% (which means we can borrow $2 for every $1 of our equity). Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.
The maximum leverage available to a "family" of affiliated SBIC funds is $350.0 million, subject to SBA approval. This new legislation may allow us to issue additional SBIC debentures above the $225.0 million of SBA-guaranteed debentures previously permitted pending application for and receipt of additional SBIC licenses. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase. The maximum amount of borrowings available under current SBA regulations for a single licensee is $150.0 million as long as the licensee has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. In June 2018, the legislation amended the 1958 Act by increasing the individual leverage limit from $150.0 million to $175.0 million, subject to SBA approvals.
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
The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, disease pandemics, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
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
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2019, our investments in the software and the business services industries represented approximately 24.2% and 20.6%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
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
In November 2019, the SEC proposed a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a questions and the future of LIBOR at this time is uncertain.

Additionally, on July 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:

•
Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•
Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•
Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.
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
These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. The Holdings Credit Facility, the NMFC Credit Facility, NMNLC Credit Facility, the DB Credit Facility and the Unsecured Notes also include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility and the Unsecured Notes also include change of control provisions that accelerate the indebtedness (or require prepayment of such indebtedness) under these agreements in the event of certain change of control events.
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
None.
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
Item 3.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threated against us as of December 31, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NMFC".

As of February 21, 2020, we had approximately 13 stockholders of record and approximately one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
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
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of equity securities during the year ended December 31, 2019.

Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2019, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator did not purchase any shares of our common stock in the open market in order to satisfy the reinvestment portion of our distribution.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2019, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2020 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the year ended December 31, 2019.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2019. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.
The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be "soliciting material" or to be filed with the United States Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Item 6.    Selected Financial Data
The selected consolidated financial data for NMFC should be read in conjunction with the respective consolidated financial statements and related consolidated notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Financial information for the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015, has been derived from our consolidated financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.

(in thousands except shares and per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Investment income	$276,507	$231,465	$197,806	$168,084	$153,855
Net expenses	159,354	125,433	95,602	79,976	71,360
Net investment income	117,153	106,032	102,204	88,108	82,495
Net realized gains (losses) on investments	890	(9,657)	(39,734)	(16,717)	(12,789)
Net change in unrealized (depreciation) appreciation of investments	(3,488)	(22,206)	50,794	40,131	(35,272)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(2,086)	(1,704)	(4,006)	(486)	(296)
Benefit (provision) for taxes	94	(112)	140	642	(1,183)
Net increase in net assets resulting from operations	112,563	72,353	109,398	111,678	32,955
Per share data:
Net asset value	$13.26	$13.22	$13.63	$13.46	$13.08
Net increase in net assets resulting from operations (basic)	1.32	0.95	1.47	1.72	0.55
Net increase in net assets resulting from operations (diluted)(1)	1.22	0.91	1.38	1.60	0.55
Distributions declared	1.36	1.36	1.36	1.36	1.36
Consolidated Statement of Assets and Liabilities data:
Total assets(2)	$3,266,055	$2,448,666	$1,928,018	$1,656,018	$1,588,146
Holdings Credit Facility	661,563	512,563	312,363	333,513	419,313
Unsecured Notes	453,250	336,750	145,000	90,000	—
Convertible Notes	201,623	270,301	155,412	155,523	115,000
SBA-guaranteed debentures	225,000	165,000	150,000	121,745	117,745
NMFC Credit Facility	188,500	60,000	122,500	10,000	90,000
DB Credit Facility	230,000	57,000	—	—	—
Total net assets	1,283,468	1,006,269	1,034,975	938,562	836,908
Other data:
Total return based on market value(3)	20.45%	2.70%	5.54%	19.68%	(4.00)%
Total return based on net asset value(4)	10.90%	7.16%	11.77%	13.98%	4.32%
Number of portfolio companies at period end	114	92	84	78	75
Total new investments for the period	$1,105,301	$1,321,559	$999,677	$558,068	$612,737
Investment sales and repayments for the period	$328,146	$802,964	$767,360	$547,078	$483,936
Weighted average YTM at Cost on debt portfolio at period end (unaudited)(5)	9.5%	10.4%	10.9%	11.1%	10.7%
Weighted average YTM at Cost for Investments at period end (unaudited)(5)	9.5%	10.4%	10.9%	10.5%	10.7%
Weighted average shares outstanding for the period (basic)	85,209,378	76,022,375	74,171,268	64,918,191	59,715,290
Weighted average shares outstanding for the period (diluted)	100,464,045	88,627,741	83,995,395	72,863,387	66,968,089
Portfolio turnover	11.58%	36.75%	41.98%	36.07%	33.93%

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2015, there was anti-dilution. For the years ended December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, there was no anti-dilution.

(2)
On January 1, 2016, we adopted Accounting Standard Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Upon adoption, we revised our presentation of deferred financing costs from an asset to a liability, which is a direct deduction to our debt on the Consolidated Statements of Assets and Liabilities. In addition, as of December 31, 2015, we retrospectively revised our presentation of $14.0 million of deferred financing costs that were previously presented as an asset, which resulted in a decrease to total assets and total liabilities as of December 31, 2015.

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

Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since NMFC’s IPO, and through December 31, 2019, NMFC raised approximately $893.2 million in net proceeds from additional offerings of its common stock.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2019, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of December 31, 2019, our net asset value was $1,283.5 million and our portfolio had a fair value of approximately $3,160.3 million in 114 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.5% and 9.5%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On February 19, 2020, our board of directors declared a first quarter 2020 distribution of $0.34 per share payable on March 27, 2020 to holders of record as of March 13, 2020.
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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of December 31, 2019:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,801,615	$—	$263,192	$1,538,423
Second lien	788,868	—	369,477	419,391
Subordinated	66,774	—	20,870	45,904
Equity and other	503,023	—	—	503,023
Total investments	$3,160,280	$—	$653,539	$2,506,741
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2019, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2019, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2019 were as follows:

(in thousands)				Range
Type	Fair Value as of December 31, 2019	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,239,847	Market & income approach	EBITDA multiple	2.0x	35.0x	14.1x
			Revenue multiple	3.5x	11.0x	6.5x
			Discount rate	6.3%	14.8%	8.6%
	298,576	Market quote	Broker quote	N/A	N/A	N/A
Second lien	196,494	Market & income approach	EBITDA multiple	6.5x	32.0x	14.8x
			Revenue multiple	0.1x	1.3x	0.7x
			Discount rate	8.6%	20.4%	11.6%
	222,897	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	45,904	Market & income approach	EBITDA multiple	5.5x	15.0x	10.7x
			Discount rate	10.2%	35.0%	18.8%
Equity and other	502,125	Market & income approach	EBITDA multiple	5.5x	19.5x	11.9x
			Revenue multiple	0.1x	1.3x	0.7x
			Discount rate	6.2%	57.4%	13.8%
	898	Black Scholes analysis	Expected life in years	6.3	6.3	6.3
			Volatility	23.4%	23.4%	23.4%
			Discount rate	1.8%	1.8%	1.8%
	$2,506,741
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
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313.7 million, debt outstanding of $227.4 million and capital that had been called and funded of $93.0 million. As of December 31, 2018, SLP I had total investments with an aggregate fair value of approximately $327.2 million, debt outstanding of $242.6 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of December 31, 2019 and December 31, 2018.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2019 and December 31, 2018, we earned approximately $1.1 million, and $1.2 million, respectively, in management fees related to SLP I, which is included in other income. As of December 31, 2019 and December 31, 2018, approximately $0.3 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2019 and December 31, 2018, we earned approximately $3.1 million, and $3.2 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2019 and December 31, 2018, approximately $0.7 million and $0.8 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.

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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of December 31, 2019, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of December 31, 2019 and December 31, 2018.
On April 12, 2016, SLP II entered into its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the LIBOR plus 1.60% per annum. As of December 31, 2019 and December 31, 2018, SLP II had total investments with an aggregate fair value of approximately $340.0 million and $336.9 million, respectively, and debt outstanding under its credit facility of $246.9 million and $243.2 million, respectively. As of December 31, 2019 and December 31, 2018, none of SLP II's investments were on non-accrual. Additionally, as of December 31, 2019 and December 31, 2018, SLP II had unfunded commitments in the form of delayed draws of $3.2 million and $5.9 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
First lien investments (1)	351,160	348,577
Weighted average interest rate on first lien investments (2)	6.29%	6.84%
Number of portfolio companies in SLP II	37	31
Largest portfolio company investment (1)	17,456	17,150
Total of five largest portfolio company investments (1)	78,932	80,766

(1)	Reflects principal amount or par value of investments.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$9,833	$9,794	$9,841
ADG, LLC	Healthcare Services	7.17% (L + 4.75% + 0.50% PIK)	9/28/2023	16,074	15,980	15,813
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,379	1,372	1,372
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	90	90	90
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	8,649	8,563	8,746
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	15,267	15,222	15,045
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	10,697	10,658	10,683
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	2,047	2,037	2,044
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	2,463	2,453	2,432
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	14,758	14,703	14,696
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.26% (L + 4.50%)	11/20/2026	3,145	3,113	3,171
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,625	14,578	13,053
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	4,444	4,400	4,428
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	4,446	4,417	4,449
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	13,895	13,769	13,687
Keystone Acquisition Corp.	Healthcare Services	7.19% (L + 5.25%)	5/1/2024	5,278	5,243	5,173
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	7,298	7,290	7,225
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	1,884	1,882	1,865
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	11,700	11,660	10,530
MediaOcean, LLC	Software	5.80% (L + 4.00%)	8/18/2025	7,392	7,372	7,410
Medical Solutions Holdings, Inc.	Healthcare Services	6.30% (L + 4.50%)	6/14/2024	2,795	2,786	2,791
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	12,160	12,124	12,160
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	2,095	2,089	2,095
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	5,885	5,861	5,789
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	10,237	10,203	10,193
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	1,372	1,367	1,358
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	13,545	13,494	13,511
PSC Industrial Holdings Corp.	Industrial Services	5.49% (L + 3.75%)	10/11/2024	7,305	7,252	7,269
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	14,850	14,790	14,739
Salient CRGT Inc.	Federal Services	8.29% (L + 6.50%)	2/28/2022	13,134	13,071	12,510
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	716	715	721
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	14,813	14,813	12,886
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	15,000	14,855	15,038
Wrench Group LLC	Consumer Services	6.19% (L + 4.25%)	4/30/2026	4,478	4,435	4,488
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	14,801	14,791	13,839
Zelis Cost Management Buyer, Inc.	Healthcare I.T.	6.55% (L + 4.75%)	9/30/2026	10,363	10,261	10,427
Zywave, Inc.	Software	6.93% (L + 5.00%)	11/17/2022	16,975	16,930	16,975
Zywave, Inc.	Software	6.84% (L + 5.00%)	11/17/2022	481	477	481
Total Funded Investments				$348,005	$346,336	$339,967
Unfunded Investments - First lien
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	1,351	(14)	15
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	—
Wrench Group LLC	Consumer Services	—	4/30/2021	1,500	—	4
Total Unfunded Investments				$3,155	$(15)	$18
Total Investments				$351,160	$346,321	$339,985

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.

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

Below is certain summarized financial information for SLP II as of December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019 and December 31, 2018.

Selected Balance Sheet Information:	December 31, 2019	December 31, 2018
	(in thousands)	(in thousands)
Investments at fair value (cost of $346,321 and $341,247, respectively)	$339,985	$336,869
Cash and other assets	8,159	7,620
Total assets	$348,144	$344,489

Credit facility	$246,870	$243,170
Deferred financing costs	(1,408)	(1,374)
Payable for unsettled securities purchased	3,250	—
Distribution payable	3,113	3,250
Other liabilities	2,371	2,869
Total liabilities	254,196	247,915

Members' capital	$93,948	$96,574
Total liabilities and members' capital	$348,144	$344,489

	Year Ended December 31,
Selected Statement of Operations Information:	2019	2018
	(in thousands)	(in thousands)
Interest income	$24,175	$24,654
Other income	145	199
Total investment income	24,320	24,853

Interest and other financing expenses	10,882	10,474
Other expenses	536	681
Total expenses	11,418	11,155
Less: expenses waived and reimbursed	(20)	—
Net expenses	11,398	11,155
Net investment income	12,922	13,698

Net realized gains on investments	410	782
Net change in unrealized (depreciation) appreciation of investments	(1,958)	(7,837)
Net increase in members' capital	$11,374	$6,643
For the years ended December 31, 2019 and December 31, 2018, we earned approximately $11.1 million and $11.1 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of December 31, 2019 and December 31, 2018, approximately $2.6 million and $2.6 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2019, we and SkyKnight II have committed and contributed $100.0 million and $25.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of December 31, 2019 and December 31, 2018.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective June 24, 2019, SLP III's revolving credit facility has a maximum borrowing capacity of $375.0 million. As of December 31, 2019 and December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $475.2 million and $365.4 million, respectively, and debt outstanding under its credit facility of $355.4 million and $280.3 million, respectively. As of December 31, 2019 and December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2019 and December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $10.6 million and $8.8 million. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
First lien investments (1)	493,787	383,289
Weighted average interest rate on first lien investments (2)	5.95%	6.50%
Number of portfolio companies in SLP III	49	39
Largest portfolio company investment (1)	23,947	18,958
Total of five largest portfolio company investments (1)	99,906	85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$1,204	$1,204	$1,205
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Affordable Care Holding Corp.	Healthcare Services	6.59% (L + 4.75%)	10/24/2022	5,963	5,884	5,814
AG Parent Holdings, LLC	Healthcare Services	6.91% (L + 5.00%)	7/31/2026	12,500	12,440	12,406
Aston FinCo S.a r.l. / Aston US Finco, LLC	Software	6.26% (L + 4.25%)	10/9/2026	6,000	5,941	5,970
Ascensus Specialties LLC	Business Services	6.44% (L + 4.75%)	9/24/2026	10,000	9,951	9,975
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	9,167	9,080	9,224
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	229	243	231
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	19,853	19,759	19,753
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,302	1,296	1,296
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	4,324	4,281	4,373
Bluefin Holding, LLC	Software	6.14% (L + 4.25%)	9/4/2026	10,000	9,855	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	6.35% (L + 4.25%)	9/5/2025	14,813	14,750	14,775
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	14,775	14,732	14,560
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
Certara Holdco, Inc.	Healthcare I.T.	5.44% (L + 3.50%)	8/15/2024	1,262	1,266	1,262
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	987	987	986
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	14,775	14,716	14,590
Covenant Surgical Partners, Inc.	Healthcare Services	5.69% (L + 4.00%)	7/1/2026	9,975	9,881	9,913
CRCI Longhorn Holdings, Inc.	Business Services	5.19% (L + 3.50%)	8/8/2025	14,813	14,751	14,414
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	5.55% (L + 3.75%)	6/6/2025	14,786	14,755	14,737
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	18,766	18,688	18,688
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.25% (L + 4.50%)	11/20/2026	3,931	3,892	3,964
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,670	14,679	13,093
Heartland Dental, LLC	Healthcare Services	5.55% (L + 3.75%)	4/30/2025	18,317	18,243	18,248
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	5,556	5,500	5,535
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	5,572	5,548	5,576
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	993	983	978
Kestra Advisor Services Holdings A, Inc.	Business Services	6.20% (L + 4.25%)	6/3/2026	9,476	9,402	9,477
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,654	2,634	2,627
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	685	680	678
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	4,778	4,773	4,300
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	10,376	10,282	10,402
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	553	549	554
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	4,549	4,534	4,549
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
National Intergovernmental Purchasing Alliance Company	Business Services	5.69% (L + 3.75%)	5/23/2025	8,790	8,786	8,790
Navex Topco, Inc.	Software	5.05% (L + 3.25%)	9/5/2025	18,394	18,237	18,448
Netsmart Technologies, Inc.	Healthcare I.T.	5.55% (L + 3.75%)	4/19/2023	10,330	10,330	10,308
Newport Group Holdings II, Inc.	Business Services	5.65% (L + 3.75%)	9/12/2025	4,938	4,917	4,950
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	11,770	11,723	11,579
Outcomes Group Holdings, Inc.	Healthcare Services	5.41% (L + 3.50%)	10/24/2025	6,435	6,421	6,344
Pelican Products, Inc.	Business Products	5.24% (L + 3.50%)	5/1/2025	4,925	4,915	4,531
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	15,430	15,371	15,363
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	13,723	13,666	13,580
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	9,924	9,878	9,899
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	14,850	14,790	14,739
Sierra Enterprises, LLC	Food & Beverage	5.80% (L + 4.00%)	11/11/2024	2,456	2,454	2,447
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	14,812	14,782	14,905
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	17,302	17,302	15,053

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	$20,069	$19,875	$20,119
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	9,791	9,784	9,155
Total Funded Investments				$483,179	$480,816	$475,207
Unfunded Investments - First Lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,580	$(16)	$10
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	676	(7)	8
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(13)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(2)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	2,044	(20)	5
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(3)
Total Unfunded Investments				$10,608	$(80)	$(9)
Total Investments				$493,787	$480,736	$475,198

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2018.

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

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2018

(2)	Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

Below is certain summarized financial information for SLP III as of December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019 and December 31, 2018:

Selected Balance Sheet Information:	December 31, 2019	December 31, 2018
	(in thousands)	(in thousands)
Investments at fair value (cost of $480,736 and $373,422, respectively)	$475,198	$365,357
Cash and other assets	12,836	9,138
Total assets	$488,034	$374,495

Credit facility	$355,400	$280,300
Deferred financing costs	(2,374)	(2,831)
Payable for unsettled securities purchased	8,166	—
Distribution payable	3,650	2,600
Other liabilities	3,716	4,456
Total liabilities	368,558	284,525

Members' capital	$119,476	$89,970
Total liabilities and members' capital	$488,034	$374,495

	Year Ended December 31,
Selected Statement of Operations Information:	2019	2018(1)
	(in thousands)	(in thousands)
Interest income	$27,226	$9,572
Other income	368	207
Total investment income	27,594	9,779

Interest and other financing expenses	14,129	5,435
Other expenses	622	517
Total expenses	14,751	5,952
Less: expenses waived and reimbursed	(22)	—
Net expenses	14,729	5,952
Net investment income	12,865	3,827

Net realized gains on investments	263	9
Net change in unrealized appreciation (depreciation) of investments	2,528	(8,066)
Net increase (decrease) in members' capital	$15,656	$(4,230)

(1)	SLP III commenced operations on April 25, 2018.
For the years ended December 31, 2019 and December 31, 2018, we earned approximately $10.5 million and $3.0 million, respectively, of dividend income related to SLP III, which is included in dividend income. As of December 31, 2019 and December 31, 2018, approximately $2.9 million and $2.1 million of dividend income related to SLP III was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of December 31, 2019.
Below is certain summarized property information for NMNLC as of December 31, 2019:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2019
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$48,795
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	23,800
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,723
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,774
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,834
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	6,339
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	6,016
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,700
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	2,379
					$121,360
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2019 and December 31, 2018, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $21.4 million and $23.5 million, respectively. As of December 31, 2019, the collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P.. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
PPVA Black Elk (Equity) LLC
On May 3, 2013, we entered into a collateralized securities purchase and put agreement (the “SPP Agreement”) with a private hedge fund. Under the SPP Agreement, we purchased twenty million Class E Preferred Units of Black Elk Energy Offshore Operations, LLC (“Black Elk”) for $20.0 million with a corresponding obligation of the private hedge fund, PPVA Black Elk (Equity) LLC, to repurchase the preferred units for $20.0 million plus other amounts due under the SPP Agreement. The majority owner of Black Elk was the private hedge fund. In August 2014, we received a payment of $20.5 million, the full amount due under the SPP Agreement.
In August 2017, a trustee (the “Trustee”) for Black Elk informed us that the Trustee intended to assert a fraudulent conveyance claim (the “Claim”) against us and one of its affiliates seeking the return of the $20.5 million repayment. Black Elk filed a Chapter 11 bankruptcy petition pursuant to the United States Bankruptcy Code in August 2015. The Trustee alleged that individuals affiliated with the private hedge fund conspired with Black Elk and others to improperly use proceeds from the sale of certain Black Elk assets to repay, in August 2014, the private hedge fund’s obligation to us under the SPP Agreement. We were unaware of these claims at the time the repayment was received. The private hedge fund is currently in liquidation under the laws of the Cayman Islands.

On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of December 31, 2019, the SPP Agreement has a cost basis of $14.5 million and a fair value of $10.4 million, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2019 and December 31, 2018, we recognized PIK and non-cash interest from investments of $9.5 million and $8.6 million, respectively, and PIK and non-cash dividends from investments of and $18.7 million and $24.9 million, respectively.
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

The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of December 31, 2019:

(in millions)	As of December 31, 2019
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$88.9	2.8%	$91.0	2.9%
Investment Rating 2	3,030.0	95.3%	3,050.5	95.8%
Investment Rating 3	7.5	0.2%	2.4	0.1%
Investment Rating 4	55.1	1.7%	37.8	1.2%
	$3,181.5	100.0%	$3,181.7	100.0%
As of December 31, 2019, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of one portfolio company that had an Investment Rating of 3 and four portfolio companies that had an Investment Rating of 4.
As of December 31, 2019, our subordinated position in PPVA Black Elk (Equity) LLC has an investment rating of 4. As of December 31, 2019, our investment in this security had an aggregate cost basis of $14.5 million and an aggregate fair value of $10.4 million.
As of December 31, 2019, we placed our security purchased under collateralized agreements to resell on non-accrual and the investment has an Investment Rating of 4. As of December 31, 2019, our investment in this security had an aggregate cost basis of $30.0 million and an aggregate fair value of $21.4 million.
As of December 31, 2019, we placed our preferred shares in Permian Holdco 1, Inc. on non-accrual status and the preferred shares have an Investment Rating of 4. As of December 31, 2019, our investment had an aggregate cost basis of $9.1 million and an aggregate fair value of $6.0 million.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of December 31, 2019, our investment in EDMC with an Investment Rating of 4 had an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.1 million for the year then ended.
Portfolio and Investment Activity
The fair value of our investments was approximately $3,160.3 million in 114 portfolio companies at December 31, 2019 and approximately $2,342.0 million in 92 portfolio companies at December 31, 2018.
The following table shows our portfolio and investment activity for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31,
(in millions)	2019	2018
New investments in 63 and 67 portfolio companies, respectively	$1,105.3	$1,321.6
Debt repayments in existing portfolio companies	215.1	592.4
Sales of securities in 15 and 14 portfolio companies, respectively	113.1	210.5
Change in unrealized appreciation on 57 and 25 portfolio companies, respectively	50.8	14.8
Change in unrealized depreciation on 64 and 88 portfolio companies, respectively	(54.3)	(37.0)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 15. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Years Ended December 31, 2019 and December 31, 2018
Results of Operations for the fiscal year ended December 31, 2017 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in NMFC's report on Form 10-K filed on February 27, 2019, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2019	2018
Interest income	$208,722	$161,899
Total dividend income	53,782	53,824
Other income	14,003	15,742
Total investment income	$276,507	$231,465
Our total investment income increased by approximately $45.0 million, or 19%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. For the year ended December 31, 2019, total investment income of $276.5 million consisted of approximately $193.3 million in cash interest from investments, approximately $9.5 million in PIK and non-cash interest from investments, approximately $0.8 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $5.1 million, approximately $35.1 million in cash dividends from investments, approximately $18.7 million in PIK and non-cash dividends from investments and approximately $14.0 million in other income. The increase in interest income of approximately $46.8 million from the year ended December 31, 2018 to the year ended December 31, 2019, was primarily attributable to larger invested balances. Our larger invested balances were driven by the proceeds from our August 2018 and June 2019 convertible notes issuances, proceeds from our September 2018 and April 2019 unsecured notes issuances, higher drawn balances on our Holdings Credit Facility (as defined below), and our DB Credit Facility (as defined below) and proceeds from the February 2019, July 2019 and October 2019 public offerings of our common stock, all of which contributed to the origination of new investments. Dividend income remained flat for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in other income, which represents fees that are generally non-recurring in nature, of approximately $1.7 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018, was primarily attributable to a decrease in upfront, amendment and consent fees received from portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2019	2018
Management fee	$49,115	$38,530
Less: management fee waiver	(12,012)	(6,709)
Total management fee	37,103	31,821
Incentive fee	29,288	26,508
Interest and other financing expenses	84,297	57,050
Administrative fees	4,046	3,629
Professional fees	3,065	4,497
Other general and administrative expenses	1,796	1,913
Total expenses	159,595	125,418
Less: expenses waived and reimbursed	(335)	(276)
Net expenses before income taxes	159,260	125,142
Income tax expense	94	291
Net expenses after income taxes	$159,354	$125,433
Our total net operating expenses increased by approximately $33.9 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Our management fee increased by approximately $5.3 million, net of a management fee waiver, and our incentive fee increased by approximately $2.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in management and incentive fees was attributable to larger invested balances, driven by the proceeds from our convertible notes issuances, our unsecured notes issuances, our February

2019, July 2019 and October 2019 public offering of common stock and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures used to originate new investments.
Interest and other financing expenses increased by approximately $27.2 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to our issuances of convertible and unsecured notes, higher drawn balances on our SBA-guaranteed debentures, Holdings Credit Facility and DB Credit Facility and higher LIBOR rates. Our decrease in total professional fees, administrative fees, net of expenses waived and reimbursed, and other general and administrative expenses for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was mainly attributable to a decrease in professional fees relating to evaluating and making investments, as well as on-going monitoring of investments.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2019	2018
Net realized gains (losses) on investments	$890	$(9,657)
Net change in unrealized (depreciation) appreciation of investments	(3,488)	(22,206)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(2,086)	(1,704)
Benefit (provision) for taxes	94	(112)
Net realized and unrealized (losses)	$(4,590)	$(33,679)
Our net realized gains and unrealized losses resulted in a net loss of approximately $4.6 million for the year ended December 31, 2019 compared to the net realized and unrealized losses resulting in a net loss of approximately $33.7 million for the same period in 2018. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2019 was nominal. The net loss for the year ended December 31, 2018 was primarily driven by the overall decrease in the market prices of our investments during the period. Also contributing to our net loss were the realized loss on our investment in American Tire Distributors, Inc. ("ATD"), which was sold during the quarter ended June 30, 2018 due to ATD's reported loss of its largest supplier and by the realized loss on our investment in National HME, Inc. during the quarter ended December 31, 2018 due to the material modification of the original terms and extinguishment of our original investment in the company. This was partially offset by the realized gain on the sale of our investment in HI Technology Corp in 2018. The provision for income taxes was attributable to equity investments that are held as of December 31, 2019 in three of our corporate subsidiaries.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
On February 14, 2019, we completed a public offering of 4,312,500 shares of our common stock (including 562,500 shares of common stock that were issued pursuant to the full exercise of the overallotment option granted to the underwriters to purchase additional shares) at a public offering price of $13.57 per share. Our Investment Adviser paid all of the underwriters' sales load of $0.42 per share and an additional supplemental payment of $0.18 per share to the underwriters, which reflects the difference between the public offering price of $13.57 per share and the net proceeds of $13.75 per share received by us in this offering. All payments made by our Investment Adviser are not subject to reimbursement by us. We received total net proceeds of approximately $59.3 million in connection with this offering.

On July 11, 2019, we completed a public offering of 6,900,000 shares of our common stock (including 900,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $13.68 per share. Our Investment Adviser paid a $0.39 per share portion of the $0.42 per share underwriters’ sales load such that we received net proceeds of $13.65 per share in this offering. All payments made by our Investment Adviser are not subject to reimbursement by us. We received total net proceeds of approximately $94.2 million in connection with this offering.

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
Since our IPO, and through December 31, 2019, we raised approximately $893.2 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2019, our asset coverage ratio was 173.98%.
At December 31, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $48.6 million and $49.7 million, respectively. Our cash used in operating activities during the years ended December 31, 2019 and December 31, 2018, was approximately $718.5 million and $393.5 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
As of December 31, 2019, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $800.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31,
(in millions)	2019	2018
Interest expense	$25.4	$16.1
Non-usage fee	$0.6	$0.6
Amortization of financing costs	$2.8	$2.5
Weighted average interest rate	4.3%	4.2%
Effective interest rate	4.8%	5.0%
Average debt outstanding	$598.1	$384.4
As of December 31, 2019 and December 31, 2018, the outstanding balance on the Holdings Credit Facility was $661.6 million and $512.6 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the NMFC Credit Facility is June 4, 2022 and the NMFC Credit Facility includes the financial covenants related to the asset coverage.
As of December 31, 2019, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31,
(in millions)	2019	2018
Interest expense	$5.1	$5.4
Non-usage fee	$0.1	$0.1
Amortization of financing costs	$0.3	$0.5
Weighted average interest rate	4.8%	4.6%
Effective interest rate	5.2%	5.1%
Average debt outstanding	$105.5	$117.7
As of December 31, 2019 and December 31, 2018, the outstanding balance on the NMFC Credit Facility was $188.5 million and $60.0 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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

As of December 31, 2019, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31,
(in millions)	2019	2018(1)
Interest expense(2)	$5.8	$0.1
Non-usage fee(2)	$0.2	$—	(3)
Amortization of financing costs	$0.4	$—	(3)
Weighted average interest rate	5.1%	5.7%
Effective interest rate	5.6%	6.7%
Average debt outstanding	$114.0	$49.8

(1)	For the year ended December 31, 2018, amounts reported relate to the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.

(2)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

(3)	For the year ended December 31, 2018, non-usage fees and amortization of financing costs were less than $50 thousand.
As of December 31, 2019 and December 31, 2018, the outstanding balance on the DB Credit Facility was $230.0 million and $57.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
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
As of December 31, 2019, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30.0 million. For the year ended December 31, 2019, interest expense and amortization of financing costs were $0.1 million and $0.1 million, respectively, and non-usage fees were less than $50 thousand. For the year ended December 31, 2018, interest expense, non-usage fees and amortization of financing costs were all less than $50 thousand. As of December 31, 2019 and December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and $0, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such dates.

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
The 2018 Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year. The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018A Indenture. We may not redeem the 2018 Convertible Notes prior to May 15, 2023. On or after May 15, 2023, we may redeem the 2018 Convertible Notes for cash, in whole or from time to time in part, at our option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2018 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
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

The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes as of December 31, 2019.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at December 31, 2019	10.0%
Conversion rate at December 31, 2019(1)(2)	65.8762
Conversion price at December 31, 2019(2)(3)	$15.18
Last conversion price calculation date	August 20, 2019

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the 2018 Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2019 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31,
(in millions)	2019	2018(1)
Interest expense	$13.0	$10.2
Amortization of financing costs	$0.8	$1.3
Amortization of premium	$(0.1)	$(0.1)
Weighted average interest rate	5.5%	5.2%
Effective interest rate	5.8%	5.7%
Average debt outstanding	$234.3	$197.1

(1)
For the year ended December 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018 Convertible Notes for the period from August 20, 2018 (issuance of the 2018 Convertible Notes) to December 31, 2018.

As of December 31, 2019 and December 31, 2018, the outstanding balance on the Convertible Notes was $201.2 million and $270.3 million, respectively, and NMFC was in compliance with the terms of the 2014 Indenture and 2018A Indenture on such dates, as applicable.

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
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
The 5.75% Unsecured Notes bear interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier redeemed. The 5.75% Unsecured Notes are listed on the New York Stock Exchange and trade under the trading symbol “NMFX.”
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31,
(in millions)	2019(1)	2018(2)
Interest expense	$21.7	$13.5
Amortization of financing costs	$1.2	$0.8
Weighted average interest rate	5.2%	5.1%
Effective interest rate	5.5%	5.4%
Average debt outstanding	$414.9	$266.3

(1)
For the year ended December 31, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance of the 2019A Unsecured Notes) to December 31, 2019.

(2)
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

As of December 31, 2019 and December 31, 2018, the outstanding balance on the Unsecured Notes was $453.3 million and $336.8 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

As of December 31, 2019 and December 31, 2018, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of December 31, 2019 and December 31, 2018, SBIC II had regulatory capital of $64.5 million and $42.5 million, respectively, and SBA-guaranteed debentures outstanding of $75.0 million and $15.0 million, respectively. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of December 31, 2019.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
March 21, 2018	March 1, 2028	15.3	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15.0	3.548%	0.222%
September 25, 2019	September 1, 2029	19.0	2.283%	0.222%
Interim SBA-guaranteed debentures(2):
	March 1, 2030 (3)	24.0	2.215%	0.222%
	March 1, 2030 (3)	17.0	2.212%	0.222%
Total SBA-guaranteed debentures		$225.0

(1)	SBA-guaranteed debentures are held in SBIC I.

(2)	SBA-guaranteed debentures are held in SBIC II.

(3)	Estimated maturity date as interim SBA-debentures are expected to pool in March 2020.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31,
(in millions)	2019	2018
Interest expense	$5.8	$5.1
Amortization of financing costs	$0.6	$0.5
Weighted average interest rate	3.2%	3.2%
Effective interest rate	3.6%	3.6%
Average debt outstanding	$179.4	$158.5

The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2019 and December 31, 2018, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2019 and December 31, 2018, we had outstanding commitments to third parties to fund investments totaling $203.8 million and $137.9 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2019 and December 31, 2018, we had commitment letters to purchase investments in aggregate par amount of $34.2 million and $27.5 million, respectively. As of December 31, 2019 and December 31, 2018, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2019 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$661.6	$—	$661.6	$—	$—
Unsecured Notes(2)	453.3	—	145.0	308.3	—
DB Credit Facility(3)	230.0	—	—	230.0	—
SBA-guaranteed debentures(4)	225.0	—	—	—	225.0
Convertible Notes(5)	201.2	—	—	201.2	—
NMFC Credit Facility(6)	188.5	—	188.5	—	—
Total Contractual Obligations	$1,959.6	$—	$995.1	$739.5	$225.0

(1)
Under the terms of the $800.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($661.6 million as of December 31, 2019) must be repaid on or before October 24, 2022. As of December 31, 2019, there was approximately $138.4 million of possible capacity remaining under the Holdings Credit Facility.

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

(3)
Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($230.0 million as of December 31, 2019) must be repaid on or before December 14, 2023. As of December 31, 2019, there was approximately $50.0 million of possible capacity remaining under the DB Credit Facility.

(4)	Our SBA-guaranteed debentures will begin to mature on March 1, 2025.

(5)	The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.

(6)
Under the terms of the $188.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($188.5 million as of December 31, 2019) must be repaid on or before June 4, 2022. As of December 31, 2019, there was no capacity remaining under the NMFC Credit Facility.

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
Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2019 totaled $117.4 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2019 and December 31, 2018:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2019
Fourth Quarter	November 4, 2019	December 13, 2019	December 27, 2019	$0.34
Third Quarter	August 1, 2019	September 13, 2019	September 27, 2019	0.34
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
				$1.36

December 31, 2018
Fourth Quarter	November 1, 2018	December 14, 2018	December 28, 2018	$0.34
Third Quarter	August 1, 2018	September 14, 2018	September 28, 2018	0.34
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
				$1.36
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2019 and December 31, 2018, total distributions were $117.4 million and $103.4 million, respectively, of which the distributions were comprised of approximately 72.01% and 83.74%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 27.99% and 16.26%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2019, approximately $2.6 million of indirect administrative expenses were included in administrative expenses, of which $0.3 million were waived by the Administrator. As of December 31, 2019, $0.6 million of indirect administrative expenses were included in payable to affiliates. For the year ended December 31, 2019, the reimbursement to our Administrator represented approximately 0.07% of our gross assets.

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. During the year ended December 31, 2019, certain of the loans held in our portfolio had floating interest rates. As of December 31, 2019, approximately 94.3% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 5.7% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2019. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2019. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2019, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2019. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.39)%
Base Interest Rate	—%
+100 Basis Points	9.56%
+200 Basis Points	19.11%
+300 Basis Points	28.67%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
New Mountain Finance Corporation

Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, loan agents and borrowers; when replies were not received we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value - Investments - Refer to Footnote 2, 3, and 4 in the financial statements
Critical Audit Matter Description
The Company invests in debt securities, including first and second lien debt, notes, bonds, mezzanine securities, and equity interests, classified as Level 3 investments. The Company’s determination of fair value for these investments involves subjective judgments and estimates utilizing a market approach, an income approach, or both approaches, as appropriate. These approaches require management to make judgments and estimates related to significant unobservable inputs including market value cash flow (EBITDA), multiples of publicly traded comparable companies and comparable transactions, and the discount rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the investment, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.
We identified the valuation of Level 3 investments as a critical audit matter given the significant judgments made by management to estimate the fair value of certain debt and equity positions. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience and modeling expertise, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the unobservable inputs and assumptions used by management to estimate the fair value of Level 3 investments included the following, among others:

•	We tested the operating effectiveness of controls over the valuation of investments, including those over the development of unobservable inputs.

•
We evaluated the reasonableness and consistency of application of the Company's valuation polices over Level 3 investments, including those surrounding the selection of valuation methodologies and the derivation of valuation inputs.

•	We evaluated the reasonableness of management's estimates and assumptions used to develop valuation models by comparing them to:

•	Historical operating results of the investment as obtained from, among other sources, the financial statements and board of directors’ materials of the investment.

•	Available market data for comparable companies.

•	With the assistance of our internal fair value specialists, we evaluated the reasonableness of the significant unobservable valuation inputs in the Level 3 valuation models by:

•	Testing the source information underlying the determination of the valuation input and the mathematical accuracy of the calculation, if any, used to compute the input.

•
Testing the valuation models and management’s significant valuation assumptions and unobservable inputs into the valuation models by comparing those inputs to market data and/or to subsequent events and transactions, where available.

•	With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company's estimates.

/s/ DELOITTE & TOUCHE LLP

February 26, 2020

We have served as the Company's auditor since 2008.

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2019	December 31, 2018
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,619,408 and $1,868,785, respectively)	$2,613,801	$1,861,323
Non-controlled/affiliated investments (cost of $82,825 and $78,438, respectively)	73,527	77,493
Controlled investments (cost of $449,308 and $382,503, respectively)	472,952	403,137
Total investments at fair value (cost of $3,151,541 and $2,329,726, respectively)	3,160,280	2,341,953
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	21,422	23,508
Cash and cash equivalents	48,574	49,664
Interest and dividend receivable	31,800	30,081
Receivable from affiliates	277	288
Other assets	3,702	3,172
Total assets	$3,266,055	$2,448,666
Liabilities
Borrowings
Holdings Credit Facility	$661,563	$512,563
Unsecured Notes	453,250	336,750
DB Credit Facility	230,000	57,000
SBA-guaranteed debentures	225,000	165,000
Convertible Notes	201,623	270,301
NMFC Credit Facility	188,500	60,000
Deferred financing costs (net of accumulated amortization of $28,390 and $22,234, respectively)	(17,640)	(17,515)
Net borrowings	1,942,296	1,384,099
Interest payable	16,484	12,397
Management fee payable	10,298	8,392
Incentive fee payable	7,646	6,864
Payable for unsettled securities purchased	1,780	20,147
Deferred tax liability	912	1,006
Payable to affiliates	673	1,021
Other liabilities	2,498	8,471
Total liabilities	1,982,587	1,442,397
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 and 100,000,000 shares authorized, respectively, and 96,827,342 and 76,106,372 shares issued and outstanding, respectively	968	761
Paid in capital in excess of par	1,287,853	1,035,629
Accumulated overdistributed earnings	(5,353)	(30,121)
Total net assets	$1,283,468	$1,006,269
Total liabilities and net assets	$3,266,055	$2,448,666
Number of shares outstanding	96,827,342	76,106,372
Net asset value per share	$13.26	$13.22

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2019	2018	2017
Investment income
From non-controlled/non-affiliated investments:
Interest income	$194,028	$153,645	$145,283
Dividend income	—	486	159
Non-cash dividend income	8,561	5,912	811
Other income	12,150	12,174	8,751
From non-controlled/affiliated investments:
Interest income	4,166	2,028	2,808
Dividend income	3,073	6,714	3,498
Non-cash dividend income	1,219	12,333	12,627
Other income	1,236	1,832	1,186
From controlled investments:
Interest income	10,528	6,226	1,709
Dividend income	32,011	21,731	15,740
Non-cash dividend income	8,918	6,648	4,415
Other income	617	1,736	819
Total investment income	276,507	231,465	197,806
Expenses
Interest and other financing expenses	84,297	57,050	37,094
Management fee	49,115	38,530	32,694
Incentive fee	29,288	26,508	25,101
Administrative expenses	4,046	3,629	2,779
Professional fees	3,065	4,497	3,658
Other general and administrative expenses	1,796	1,913	1,636
Total expenses	171,607	132,127	102,962
Less: management and incentive fees waived (see Note 5)	(12,012)	(6,709)	(7,442)
Less: expenses waived and reimbursed (see Note 5)	(335)	(276)	(474)
Net expenses	159,260	125,142	95,046
Net investment income before income taxes	117,247	106,323	102,760
Income tax expense	94	291	556
Net investment income	117,153	106,032	102,204
Net realized gains (losses):
Non-controlled/non-affiliated investments	872	(18,047)	(39,734)
Non-controlled/affiliated investments	—	8,387	—
Controlled investments	18	3	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,855	(30,758)	56,340
Non-controlled/affiliated investments	(8,353)	(2,344)	(4,748)
Controlled investments	3,010	10,896	(798)
Securities purchased under collateralized agreements to resell	(2,086)	(1,704)	(4,006)
Benefit (provision) for taxes	94	(112)	140
Net realized and unrealized (losses) gains	(4,590)	(33,679)	7,194
Net increase in net assets resulting from operations	$112,563	$72,353	$109,398
Basic earnings per share	$1.32	$0.95	$1.47
Weighted average shares of common stock outstanding—basic (See Note 12)	85,209,378	76,022,375	74,171,268
Diluted earnings per share	$1.22	$0.91	$1.38
Weighted average shares of common stock outstanding—diluted (See Note 12)	100,464,045	88,627,741	83,995,395
Distributions declared and paid per share	$1.36	$1.36	$1.36
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$117,153	$106,032	$102,204
Net realized gains (losses) on investments	890	(9,657)	(39,734)
Net change in unrealized (depreciation) appreciation of investments	(3,488)	(22,206)	50,794
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(2,086)	(1,704)	(4,006)
Benefit (provision) for taxes	94	(112)	140
Net increase in net assets resulting from operations	112,563	72,353	109,398
Capital transactions
Net proceeds from shares sold	278,602	—	81,478
Deferred offering costs	(829)	—	(172)
Other	—	—	(81)
Distributions declared to stockholders from net investment income	(117,374)	(103,388)	(100,905)
Reinvestment of distributions	4,237	2,329	6,695
Total net increase (decrease) in net assets resulting from capital transactions	164,636	(101,059)	(12,985)
Net increase (decrease) in net assets	277,199	(28,706)	96,413
Net assets at the beginning of the period	1,006,269	1,034,975	938,562
Net assets at the end of the period	$1,283,468	$1,006,269	$1,034,975

Capital share activity
Shares sold	20,412,500	—	5,750,000
Shares issued from reinvestment of distributions	308,470	171,279	429,706
Shares reissued from repurchase program in connection with reinvestment of distributions	—	—	37,573
Net increase in shares outstanding	20,720,970	171,279	6,217,279

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$112,563	$72,353	$109,398
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(890)	9,657	39,734
Net change in unrealized depreciation (appreciation) of investments	3,488	22,206	(50,794)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	2,086	1,704	4,006
Amortization of purchase discount	(5,150)	(5,198)	(9,202)
Amortization of deferred financing costs	6,156	5,656	4,299
Amortization of premium on Convertible Notes	(109)	(111)	(111)
Non-cash investment income	(30,713)	(20,336)	(9,367)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(1,105,171)	(1,311,002)	(1,000,229)
Proceeds from sales and paydowns of investments	328,146	802,964	767,360
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	286	1,074	552
Cash paid for purchase of drawn portion of revolving credit facilities	(416)	(11,631)	—
Cash paid for drawn revolvers	(26,135)	(28,633)	(24,615)
Cash repayments on drawn revolvers	18,228	24,606	19,718
Interest and dividend receivable	(1,719)	1,763	(14,011)
Receivable from affiliates	11	55	3
Receivable from unsettled securities sold	—	—	990
Other assets	(770)	6,043	(6,523)
Increase (decrease) in operating liabilities:
Interest payable	4,087	7,290	1,935
Management fee payable	1,906	1,327	1,213
Incentive fee payable	782	193	926
Payable for unsettled securities purchased	(18,367)	20,147	(2,740)
Deferred tax (benefit) liability	(94)	112	(140)
Payable to affiliates	(348)	158	727
Other liabilities	(6,366)	6,114	558
Net cash flows used in operating activities	(718,509)	(393,489)	(166,313)
Cash flows from financing activities
Net proceeds from shares sold	278,602	—	81,478
Distributions paid	(113,137)	(101,059)	(94,210)
Offering costs paid	(821)	—	(441)
Proceeds from Holdings Credit Facility	246,500	466,800	505,450
Repayment of Holdings Credit Facility	(97,500)	(266,600)	(526,600)
Proceeds from Unsecured Notes	116,500	191,750	55,000
Proceeds from Convertible Notes	86,681	115,000	—
Repayment of Convertible Notes	(155,250)	—	—
Proceeds from SBA-guaranteed debentures	60,000	15,000	28,255
Proceeds from NMFC Credit Facility	403,500	255,000	354,600
Repayment of NMFC Credit Facility	(275,000)	(317,500)	(242,100)
Proceeds from DB Credit Facility	260,000	60,000	—
Repayment of DB Credit Facility	(87,000)	(3,000)	—
Proceeds from NMNLC Credit Facility	29,708	21,617	—
Repayment of NMNLC Credit Facility	(29,708)	(21,617)	—
Deferred financing costs paid	(5,656)	(7,174)	(6,030)
Other	—	—	(81)
Net cash flows provided by financing activities	717,419	408,217	155,321
Net (decrease) increase in cash and cash equivalents	(1,090)	14,728	(10,992)
Cash and cash equivalents at the beginning of the period	49,664	34,936	45,928
Cash and cash equivalents at the end of the period	$48,574	$49,664	$34,936
Supplemental disclosure of cash flow information
Cash interest paid	$74,341	$43,118	$29,658
Income taxes paid	57	521	414
Non-cash operating activities:
Non-cash activity on investments	$—	$16,622	$12,858
Non-cash financing activities:
Value of shares issued in connection with reinvestment of distributions	$4,237	$2,329	$6,135
Value of shares reissued from repurchase program in connection with reinvestment of distributions	—	—	560
Accrual for offering costs	64	272	944
Accrual for deferred financing costs	787	186	103

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)	9.30% (L + 7.50%/M)	6/1/2018	6/8/2026	$28,613	$28,390	$27,754
	Second lien (8)	9.30% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,445	7,275
					36,113	35,835	35,029	2.73%
Wolfpack IP Co.**
Software	First lien (2)(9)	8.29% (L + 6.50%/M)	6/14/2019	6/13/2025	9,091	9,007	9,000	0.70%
Total Funded Debt Investments - Canada					$45,204	$44,842	$44,029	3.43%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.91% (L + 5.00%/Q)	7/30/2019	7/31/2026	$33,405	$33,240	$33,488	2.61%
Total Funded Debt Investments - United Arab Emirates					$33,405	$33,240	$33,488	2.61%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (2)	9.24% (L + 7.50%/M)	9/25/2017	10/3/2025	$37,853	$37,671	$36,717
	Second lien (8)	9.24% (L + 7.50%/M)	9/25/2017	10/3/2025	6,000	5,971	5,820
					43,853	43,642	42,537	3.32%
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(9)	10.26% (L + 8.25%/Q)	10/8/2019	10/8/2027	34,459	34,187	34,201	2.66%
Total Funded Debt Investments - United Kingdom					$78,312	$77,829	$76,738	5.98%
Funded Debt Investments - United States
Benevis Holding Corp.
Healthcare Services	First lien (2)(9)	8.25% (L + 6.32%/Q)	3/15/2018	3/15/2024	$62,731	$62,731	$62,323
	First lien (8)(9)	8.25% (L + 6.32%/Q)	3/15/2018	3/15/2024	15,391	15,391	15,291
	First lien (3)(9)	8.25% (L + 6.32%/Q)	3/29/2019	3/15/2024	7,743	7,743	7,693
					85,865	85,865	85,307	6.64%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(9)	7.30% (L + 5.50%/M)	9/17/2018	8/16/2024	50,368	49,956	50,368
	First lien (3)(9)(10) - Drawn	7.30% (L + 5.50%/M)	9/17/2018	8/16/2024	28,139	28,009	28,139
					78,507	77,965	78,507	6.11%
Kronos Incorporated
Software	Second lien (2)	10.16% (L + 8.25%/Q)	10/26/2012	11/1/2024	49,210	48,955	50,563
	Second lien (8)	10.16% (L + 8.25%/Q)	10/26/2012	11/1/2024	11,147	11,147	11,453
					60,357	60,102	62,016	4.83%
Associations, Inc.
Business Services	First lien (2)(9)	9.09% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	44,557	44,332	44,557
	First lien (8)(9)	9.09% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,115	5,090	5,115
	First lien (3)(9)(10) - Drawn	9.06% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	7,171	7,133	7,171
					56,843	56,555	56,843	4.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Nomad Buyer, Inc.
Healthcare Services	First lien (2)	6.74% (L + 5.00%/M)	8/3/2018	8/1/2025	$56,439	$54,867	$56,298	4.39%
GS Acquisitionco, Inc.
Software	First lien (2)(9)	7.55% (L + 5.75%/M)	8/7/2019	5/24/2024	26,894	26,738	26,725
	First lien (5)(9)	7.55% (L + 5.75%/M)	8/7/2019	5/24/2024	22,406	22,276	22,266
	First lien (3)(9)(10) - Drawn	7.55% (L + 5.75%/M)	8/7/2019	5/25/2024	3,720	3,698	3,697
	First lien (3)(9)(10) - Drawn	7.55% (L + 5.75%/M)	8/7/2019	5/25/2024	3,510	3,488	3,488
					56,530	56,200	56,176	4.38%
iCIMS, Inc.
Software	First lien (8)(9)	8.29% (L + 6.50%/M)	9/12/2018	9/12/2024	46,636	46,229	46,636
	First lien (8)(9)	8.29% (L + 6.50%/M)	6/14/2019	9/12/2024	8,667	8,587	8,667
					55,303	54,816	55,303	4.31%
ConnectWise, LLC
Software	First lien (2)(9)	7.94% (L + 6.00%/Q)	11/26/2019	2/28/2025	55,613	55,270	55,265	4.31%
CentralSquare Technologies, LLC
Software	Second lien (3)	9.30% (L + 7.50%/M)	8/15/2018	8/31/2026	47,838	47,297	45,087
	Second lien (8)	9.30% (L + 7.50%/M)	8/15/2018	8/31/2026	7,500	7,415	7,069
					55,338	54,712	52,156	4.06%
Dealer Tire, LLC
Distribution & Logistics	First lien (2)	7.30% (L + 5.50%/M)	12/4/2018	12/12/2025	51,386	50,251	51,577	4.02%
Salient CRGT Inc.
Federal Services	First lien (2)	8.29% (L + 6.50%/M)	1/6/2015	2/28/2022	39,312	39,049	37,445
	First lien (8)	8.29% (L + 6.50%/M)	6/6/2019	2/28/2022	13,434	12,987	12,795
					52,746	52,036	50,240	3.91%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)	7.94% (L + 6.00%/Q)	2/9/2018	2/9/2024	38,346	38,206	38,346
	First lien (2)(9)(10) - Drawn	7.94% (L + 6.00%/Q)	2/9/2018	2/9/2024	10,658	10,616	10,658
					49,004	48,822	49,004	3.82%
Frontline Technologies Group Holdings, LLC
Education	First lien (4)(9)	7.55% (L + 5.75%/M)	9/18/2017	9/18/2023	22,162	22,050	22,162
	First lien (2)(9)	7.55% (L + 5.75%/M)	9/18/2017	9/18/2023	18,677	18,619	18,677
	First lien (2)(9)	7.55% (L + 5.75%/M)	9/18/2017	9/18/2023	7,710	7,658	7,710
					48,549	48,327	48,549	3.78%
Integro Parent Inc.
Business Services	First lien (2)(9)	7.54% (L + 5.75%/M)	10/9/2015	10/31/2022	35,024	34,892	35,024
	Second lien (8)(9)	11.04% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,941	10,000
					45,024	44,833	45,024	3.51%
Brave Parent Holdings, Inc.
Software	Second lien (5)	9.43% (L + 7.50%/Q)	4/17/2018	4/17/2026	22,500	22,404	21,825
	Second lien (2)	9.43% (L + 7.50%/Q)	4/17/2018	4/17/2026	16,624	16,480	16,125
	Second lien (8)	9.43% (L + 7.50%/Q)	4/17/2018	4/17/2026	6,000	5,948	5,820
					45,124	44,832	43,770	3.41%
Quest Software US Holdings Inc.
Software	Second lien (2)	10.18% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,320	42,851	3.35%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Symplr Software Intermediate Holdings, Inc. (23)
Symplr Software, Inc. (fka Caliper Software, Inc.)
Healthcare Information Technology	First lien (2)(9)	7.94% (L + 6.00%/Q)	11/30/2018	11/28/2025	$25,561	$25,387	$25,561
	First lien (4)(9)	7.94% (L + 6.00%/Q)	11/30/2018	11/28/2025	14,850	14,752	14,850
					40,411	40,139	40,411	3.15%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(9)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	39,000	38,950	39,000	3.04%
KAMC Holdings, Inc
Business Services	Second lien (2)(9)	9.91% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,614	18,609
	Second lien (8)(9)	9.91% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,614	18,609
					37,500	37,228	37,218	2.90%
Trader Interactive, LLC
Business Services	First lien (2)(9)	8.30% (L + 6.50%/M)	6/15/2017	6/17/2024	31,932	31,776	31,932
	First lien (8)(9)	8.30% (L + 6.50%/M)	6/15/2017	6/17/2024	4,949	4,925	4,949
					36,881	36,701	36,881	2.87%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	7.05% (L + 5.25%/M)	4/25/2017	4/29/2024	36,907	36,781	36,745	2.86%
Apptio, Inc.
Software	First lien (8)(9)	8.96% (L + 7.25%/M)	1/10/2019	1/10/2025	34,076	33,473	33,394	2.60%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(9)	8.40% (L + 5.50% + 1.00% PIK/Q)*	8/7/2019	7/16/2026	33,402	33,244	33,234	2.59%
Finalsite Holdings, Inc.
Software	First lien (4)(9)	6.93% (L + 5.00%/Q)	9/28/2018	9/25/2024	22,219	22,081	22,219
	First lien (2)(9)	6.93% (L + 5.00%/Q)	9/28/2018	9/25/2024	10,974	10,906	10,974
					33,193	32,987	33,193	2.59%
TDG Group Holding Company
Consumer Services	First lien (2)(9)	7.44% (L + 5.50%/Q)	5/22/2018	5/31/2024	24,860	24,763	24,860
	First lien (8)(9)	7.44% (L + 5.50%/Q)	5/22/2018	5/31/2024	4,950	4,931	4,950
	First lien (2)(9)	7.44% (L + 5.50%/Q)	5/22/2018	5/31/2024	3,321	3,307	3,321
					33,131	33,001	33,131	2.58%
CoolSys, Inc.
Industrial Services	First lien (5)	7.80% (L + 6.00%/M)	11/20/2019	11/20/2026	22,500	22,388	22,388
	First lien (2)	7.80% (L + 6.00%/M)	11/20/2019	11/20/2026	10,400	10,348	10,348
					32,900	32,736	32,736	2.55%
Ansira Holdings, Inc.
Business Services	First lien (8)	7.55% (L + 5.75%/M)	12/19/2016	12/20/2022	28,455	28,378	27,032
	First lien (3)(10) - Drawn	7.51% (L + 5.75%/M)	12/19/2016	12/20/2022	4,743	4,731	4,506
					33,198	33,109	31,538	2.46%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(9)	7.19% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,095	17,046	17,095
	First lien (3)(9)	7.19% (L + 5.25%/Q)	12/20/2017	7/2/2021	8,890	8,834	8,890
	First lien (2)(9)	7.19% (L + 5.25%/Q)	12/20/2017	7/2/2021	4,184	4,163	4,184
	First lien (3)(9)(10) - Drawn	9.00% (P + 4.25%/Q)	7/2/2015	7/2/2021	608	602	608
					30,777	30,645	30,777	2.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Integral Ad Science, Inc.
Software	First lien (8)(9)	9.05% (L + 6.00% + 1.25% PIK/M)*	7/19/2018	7/19/2024	$26,843	$26,616	$26,843
	First lien (3)(9)	9.05% (L + 6.00% + 1.25% PIK/M)*	8/27/2019	7/19/2024	3,507	3,474	3,507
					30,350	30,090	30,350	2.36%
Conservice, LLC
Business Services	First lien (2)(9)	7.05% (L + 5.25%/M)	1/3/2019	11/29/2024	25,311	25,202	25,184
	First lien (3)(9)(10) - Drawn	7.05% (L + 5.25%/M)	1/3/2019	11/29/2024	4,418	4,398	4,396
					29,729	29,600	29,580	2.30%
Kaseya Traverse Inc.
Software	First lien (8)(9)	8.72% (L + 5.50% + 1.00% PIK/S)*	5/9/2019	5/2/2025	27,525	27,274	27,250
	First lien (3)(9)(10) - Drawn	8.45% (L + 6.50%/Q)	5/9/2019	5/2/2025	1,321	1,308	1,308
	First lien (3)(9)(10) - Drawn	8.69% (L + 5.50% + 1.00% PIK/S)*	5/9/2019	5/2/2025	430	426	426
					29,276	29,008	28,984	2.26%
Clarkson Eyecare, LLC
Healthcare Services	First lien (2)	8.05% (L + 6.25%/M)	8/21/2019	4/2/2021	17,300	17,149	17,300
	First lien (2)	8.05% (L + 6.25%/M)	9/11/2019	4/2/2021	11,533	11,433	11,533
					28,833	28,582	28,833	2.25%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	7.19% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,482	24,369	23,992
	Second lien (2)	11.19% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,465	4,399
					28,982	28,834	28,391	2.21%
Sovos Brands Intermediate, Inc.
Food & Beverage	First lien (2)	6.80% (L + 5.00%/M)	11/16/2018	11/20/2025	27,957	27,834	27,957	2.18%
Affinity Dental Management, Inc.
Healthcare Services	First lien (4)(9)	8.07% (L + 6.00%/S)	9/17/2019	9/15/2023	10,945	10,945	10,945
	First lien (2)(9)	8.01% (L + 6.00%/S)	9/15/2017	9/15/2023	11,316	11,288	11,316
	First lien (3)(9)	8.00% (L + 6.00%/S)	9/15/2017	9/15/2023	5,224	5,194	5,224
					27,485	27,427	27,485	2.14%
Confluent Health, LLC
Healthcare Services	First lien (2)	6.80% (L + 5.00%/M)	6/21/2019	6/24/2026	27,363	27,233	27,363	2.13%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	5.30% (L + 3.50%/M)	6/24/2019	8/28/2024	16,908	14,483	13,865
	First lien (8)	5.30% (L + 3.50%/M)	10/23/2019	8/28/2024	16,308	13,388	13,373
					33,216	27,871	27,238	2.12%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	9.80% (L + 8.00%/M)	11/14/2019	11/19/2027	22,500	22,380	22,388
	Second lien (2)	9.80% (L + 8.00%/M)	11/14/2019	11/19/2027	4,208	4,166	4,187
					26,708	26,546	26,575	2.07%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(9)	7.55% (L + 5.75%/M)	10/31/2019	10/31/2025	22,500	22,335	22,331
	First lien (2)(9)	7.55% (L + 5.75%/M)	10/31/2019	10/31/2025	3,673	3,646	3,645
					26,173	25,981	25,976	2.02%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	10.19% (L + 8.25%/Q)	7/26/2018	7/30/2026	24,533	24,476	24,488	1.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
AAC Holding Corp.
Education	First lien (2)(9)	9.95% (L + 8.25%/M)	9/30/2015	9/30/2022	$24,956	$24,866	$23,110	1.80%
Idera, Inc.
Software	Second lien (4)	10.80% (L + 9.00%/M)	6/27/2019	6/28/2027	22,500	22,338	22,612	1.76%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)(9)	6.94% (L + 5.25%/M)	9/9/2019	9/4/2026	22,444	22,200	22,191	1.73%
Avatar Topco, Inc. (22)
EAB Global, Inc.
Education	Second lien (3)	9.49% (L + 7.50%/S)	11/17/2017	11/17/2025	13,950	13,782	13,950
	Second lien (8)	9.49% (L + 7.50%/S)	11/17/2017	11/17/2025	7,500	7,410	7,500
					21,450	21,192	21,450	1.67%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	8.99% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,301	14,062
	Second lien (8)	8.99% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,475	7,350
					21,849	21,776	21,412	1.67%
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)
Healthcare Services	Second lien (2)	10.30% (L + 8.50%/M)	2/5/2019	3/8/2027	21,051	20,609	20,999	1.64%
MED Parentco, LP
Healthcare Services	Second lien (8)	10.05% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,703	20,753	1.62%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)	10.44% (L + 8.50%/Q)	3/5/2019	3/5/2027	20,372	20,087	19,557	1.52%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	9.44% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,909	11,760
	Second lien (8)	9.44% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,443	7,350
					19,500	19,352	19,110	1.49%
Xactly Corporation
Software	First lien (4)(9)	9.05% (L + 7.25%/M)	7/31/2017	7/29/2022	19,047	18,925	19,047	1.48%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(9)	9.19% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,355	18,249	18,355	1.43%
YLG Holdings, Inc.
Business Services	First lien (5)	7.66% (L + 5.75%/Q)	11/1/2019	10/31/2025	18,413	18,323	18,321	1.43%
Geo Parent Corporation
Business Services	First lien (2)	7.05% (L + 5.25%/M)	12/13/2018	12/19/2025	18,364	18,282	18,318	1.43%
Bluefin Holding, LLC
Software	Second lien (8)(9)	9.64% (L + 7.75%/Q)	9/6/2019	9/6/2027	18,000	18,000	18,000	1.40%
Bullhorn, Inc.
Software	First lien (2)(9)	7.44% (L + 5.50%/Q)	9/24/2019	10/1/2025	17,174	17,049	17,045
	First lien (3)(9)(10) - Drawn	7.46% (L + 5.50%/Q)	9/24/2019	10/1/2025	284	282	282
					17,458	17,331	17,327	1.35%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(9)	6.37% (L + 4.75%/W)	12/18/2018	11/29/2024	17,325	17,251	17,325	1.35%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,844	15,554	1.21%
Hill International, Inc.**
Business Services	First lien (2)(9)	7.55% (L + 5.75%/M)	6/21/2017	6/21/2023	15,405	15,356	15,405	1.20%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)	10.44% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,852	14,981	1.17%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	9.30% (L + 7.50%/M)	4/18/2016	10/19/2023	$15,000	$14,774	$14,925	1.16%
Pathway Vet Alliance LLC
Consumer Services	First lien (4)(9)(10) - Drawn	6.30% (L + 4.50%/M)	11/14/2019	12/20/2024	3,670	3,652	3,652
	First lien (3)(9)(10) - Drawn	6.30% (L + 4.50%/M)	11/14/2019	12/20/2024	1,223	1,217	1,217
	Second lien (4)(9)(10) - Drawn	10.30% (L + 8.50%/M)	11/14/2019	12/19/2025	7,547	7,490	7,490
	Second lien (3)(9)(10) - Drawn	10.30% (L + 8.50%/M)	11/14/2019	12/19/2025	2,516	2,497	2,497
					14,956	14,856	14,856	1.16%
Diligent Corporation
Software	First lien (2)(9)	7.56% (L + 5.50%/S)	10/30/2019	4/14/2022	6,842	6,777	6,842
	First lien (2)(9)	7.56% (L + 5.50%/S)	10/30/2019	4/14/2022	140	139	140
	First lien (3)(9)(10) - Drawn	7.54% (L + 5.50%/S)	12/19/2018	4/14/2022	7,431	7,391	7,431
					14,413	14,307	14,413	1.12%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(9)	8.28% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,388	13,444	1.05%
JAMF Holdings, Inc.
Software	First lien (8)(9)	8.91% (L + 7.00%/Q)	11/13/2017	11/11/2022	8,757	8,702	8,757
	First lien (2)(9)	8.91% (L + 7.00%/Q)	11/8/2019	11/11/2022	4,582	4,549	4,582
					13,339	13,251	13,339	1.04%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(9)	12.70% (L + 7.50% + 3.00% PIK/S)*	8/25/2017	8/25/2023	13,047	12,973	12,425
	First lien (3)(9)(10) - Drawn	12.68% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	894	886	851
					13,941	13,859	13,276	1.03%
Castle Management Borrower LLC
Business Services	First lien (2)(9)	8.16% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,217	13,166	13,217	1.03%
Ministry Brands, LLC
Software	First lien (2)(9)	5.85% (L + 4.00%/M)	12/7/2016	12/2/2022	2,932	2,924	2,932
	Second lien (8)(9)	11.08% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,804	7,840
	Second lien (3)(9)	11.08% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,150	2,160
	First lien (3)(9)(10) - Drawn	6.95% (L + 5.00%/Q)	12/7/2016	12/2/2022	200	199	200
					13,132	13,077	13,132	1.02%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(9)	9.80% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,348	12,476	0.97%
OEConnection LLC
Business Services	Second lien (2)(9)	10.04% (L + 8.25%/M)	9/25/2019	9/25/2027	12,044	11,926	11,924	0.93%
CFS Management, LLC
Healthcare Services	First lien (2)(9)	7.95% (L + 5.75%/S)	8/6/2019	7/1/2024	11,733	11,678	11,674	0.91%
CHA Holdings, Inc.
Business Services	Second lien (4)	10.69% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,952	7,082
	Second lien (3)	10.69% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,415	4,497
					11,465	11,367	11,579	0.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (8)	7.44% (L + 5.50%/Q)	5/24/2019	5/29/2026	$11,054	$10,965	$10,888	0.86%
PaySimple, Inc.
Software	First lien (2)	7.30% (L + 5.50%/M)	8/19/2019	8/25/2025	9,857	9,763	9,808
	First lien (3)(10) - Drawn	7.31% (L + 5.50%/M)	8/19/2019	8/25/2025	934	916	930
					10,791	10,679	10,738	0.84%
Vectra Co.
Business Products	Second lien (8)	9.05% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,754	10,518	0.82%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	9.30% (L + 7.50%/M)	5/23/2018	5/25/2026	10,607	10,585	10,501	0.82%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(9)	—	5/3/2013	—	14,500	14,500	10,354	0.81%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.46% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,458	10,264	0.80%
VT Topco, Inc.
Business Services	Second lien (4)	8.94% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,978	10,025	0.78%
Quartz Holding Company
Software	Second lien (3)	9.71% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,813	9,975	0.78%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	6.91% (L + 5.00%/Q)	7/30/2019	7/31/2026	10,000	9,952	9,925	0.77%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	7.30% (L + 5.25%/S)	5/22/2019	7/10/2026	10,000	9,881	9,775	0.76%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)	6.59% (L + 4.75%/M)	3/18/2019	10/24/2022	9,897	9,738	9,649	0.75%
Teneo Holdings, LLC
Business Services	First lien (2)	6.99% (L + 5.25%/M)	7/15/2019	7/11/2025	9,975	9,788	9,476	0.74%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (4)	6.55% (L + 4.75%/M)	11/30/2018	7/21/2023	9,355	9,318	9,332	0.73%
Wrike, Inc.
Software	First lien (8)(9)	8.55% (L + 6.75%/M)	12/31/2018	12/31/2024	9,067	8,988	9,067	0.71%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.30% (L + 5.50%/M)	2/22/2017	8/16/2022	9,014	8,859	9,014	0.70%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	9.80% (L + 8.00%/M)	7/15/2016	7/15/2021	7,674	7,653	7,674
	First lien (4)(9)	9.80% (L + 8.00%/M)	7/15/2016	7/15/2021	1,279	1,276	1,279
					8,953	8,929	8,953	0.70%
Zywave, Inc.
Software	Second lien (4)(9)	10.95% (L + 9.00%/Q)	11/22/2016	11/17/2023	6,980	6,946	6,980
	Second lien (4)(9)	10.84% (L + 9.00%/M)	12/3/2019	11/17/2023	600	596	600
	First lien (3)(9)(10) - Drawn	6.80% (L + 5.00%/M)	11/22/2016	11/17/2022	670	665	670
					8,250	8,207	8,250	0.64%
DealerSocket, Inc.
Software	First lien (2)	6.66% (L + 4.75%/Q)	4/16/2018	4/26/2023	6,610	6,576	6,544
	First lien (3)(10) - Drawn	7.05% (L + 5.25%/M)	4/16/2018	4/26/2023	168	167	166
					6,778	6,743	6,710	0.52%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.30% (L + 6.50%/M)	9/24/2018	10/1/2026	$6,722	$6,707	$6,705	0.52%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	8.55% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,705	6,657	0.52%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	8.55% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,705	6,530	0.51%
Recorded Future, Inc.
Software	First lien (8)(9)	8.55% (L + 6.75%/M)	8/26/2019	7/3/2025	6,250	6,220	6,219	0.48%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,844	5,316	0.41%
ADG, LLC
Healthcare Services	Second lien (3)(9)	11.92% (L + 10.00%/S)	10/3/2016	3/28/2024	5,264	5,215	4,213	0.33%
Sphera Solutions, Inc.
Software	First lien (2)(9)	9.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	2,489	2,466	2,464	0.19%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.81% (L + 4.75%/Q)	1/3/2017	1/5/2024	2,034	2,021	2,020	0.16%
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	208	202	2
	First lien (3)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	117	114	1
	First lien (2)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	142	117	—
	First lien (2)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	80	66	—
	First lien (3)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	2	2	—
					1,022	961	3	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (24)(25)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,408,610	$2,385,761	$2,375,987	185.12%
Total Funded Debt Investments					$2,565,531	$2,541,672	$2,530,242	197.14%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(9)(21)	—	9/1/2017	—	75,184	$7,439	$7,518	0.59%
Total Shares - Hong Kong						$7,439	$7,518	0.59%
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(9)(22)	—	11/17/2017	—	35,750	$46,093	$47,165	3.67%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Symplr Software Intermediate Holdings, Inc.(23)
Healthcare Information Technology	Preferred shares (4)(9)	—	11/30/2018	—	7,500	$8,502	$8,571
	Preferred shares (3)(9)	—	11/30/2018	—	2,586	2,931	2,955
						11,433	11,526	0.90%
Tenawa Resource Holdings LLC (13)
QID NGL LLC	Ordinary shares (6)(9)	—	5/12/2014	—	5,290,997	5,291	8,445
Energy	Preferred shares (6)(9)	—	10/30/2017	—	1,623,385	1,623	2,727
						6,914	11,172	0.87%
Alert Holding Company, Inc. (14)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(9)	—	5/31/2019	—	6,111	6,459	6,452	0.50%
Education Management Corporation(12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$71,368	$76,315	5.94%
Total Shares						$78,807	$83,833	6.53%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(9)	—	5/5/2014	5/5/2026	622	$37	$898	0.07%
Total Warrants - United States						$37	$898	0.07%
Total Funded Investments						$2,620,516	$2,614,973	203.74%
Unfunded Debt Investments - Canada
Wolfpack IP Co.**
Software	First lien (3)(9)(10) - Undrawn	—	6/14/2019	6/13/2025	$909	$(9)	$(9)	(0.00)%
Total Unfunded Debt Investments - Canada					$909	$(9)	$(9)	(0.00)%
Unfunded Debt Investments - United States
NM GRC Holdco, LLC
Business Services	First lien (2)(9)(10) - Undrawn	—	2/9/2018	2/9/2020	$771	$(2)	$—	—%
Ministry Brands, LLC
Software	First lien (3)(9)(10) - Undrawn	—	12/7/2016	12/2/2022	800	(4)	—	—%
Wrike, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	—	—%
Xactly Corporation
Software	First lien (3)(9)(10) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Zywave, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/22/2016	11/17/2022	$1,330	$(10)	$—	—%
JAMF Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/13/2017	11/11/2022	1,086	(10)	—	—%
Trader Interactive, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	4/16/2019	4/16/2021	20,426	—	—
	First lien (3)(9)(10) - Undrawn	—	7/2/2015	7/2/2021	1,492	(15)	—
					21,918	(15)	—	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/15/2017	3/15/2023	1,738	(17)	—	—%
Integral Ad Science, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	7/19/2018	7/19/2023	1,807	(18)	—	—%
Finalsite Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	—	—%
TDG Group Holding Company
Consumer Services	First lien (3)(9)(10) - Undrawn	—	5/22/2018	5/31/2024	5,044	(25)	—	—%
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	2,915	(29)	—	—%
Associations, Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2021	3,161	(20)	—
	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	—
					5,194	(33)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	6/8/2018	4/30/2022	6,743	(34)	—	—%
Diligent Corporation
Software	First lien (3)(9)(10) - Undrawn	—	12/19/2018	12/19/2020	5,977	(37)	—	—%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/17/2018	8/16/2020	17,077	(85)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	(1)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10) - Undrawn	—	4/16/2018	4/26/2023	392	(3)	(4)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Recorded Future, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	8/26/2019	1/3/2021	$500	$(3)	$(3)
	First lien (3)(9)(10) - Undrawn	—	8/26/2019	7/3/2025	750	(4)	(4)
					1,250	(7)	(7)	(0.00)%
PaySimple, Inc.
Software	First lien (3)(10) - Undrawn	—	8/19/2019	8/24/2020	2,289	—	(11)	(0.00)%
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	5/24/2019	5/30/2025	930	(9)	(14)	(0.00)%
Bullhorn, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/24/2019	10/1/2021	1,135	(9)	(9)
	First lien (3)(9)(10) - Undrawn	—	9/24/2019	10/1/2025	852	(6)	(6)
					1,987	(15)	(15)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(10) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	(15)	(0.00)%
CFS Management, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	8/6/2019	7/1/2024	3,468	(17)	(17)	(0.00)%
Conservice, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	1/3/2019	11/29/2024	1,360	(7)	(7)
	First lien (3)(9)(10) - Undrawn	—	1/3/2019	6/30/2020	2,283	—	(11)
					3,643	(7)	(18)	(0.00)%
ConnectWise, LLC
Software	First lien (3)(9)(10) - Undrawn	—	11/26/2019	2/28/2025	4,248	(27)	(27)	(0.00)%
CoolSys, Inc.
Industrial Services	First lien (3)(10) - Undrawn	—	11/20/2019	11/19/2021	5,600	—	(28)	(0.00)%
YLG Holdings, Inc.
Business Services	First lien (5)(10) - Undrawn	—	11/1/2019	4/30/2021	2,381	—	(12)
	First lien (3)(10) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	(20)
					6,349	(20)	(32)	(0.00)%
Kaseya Traverse Inc.
Software	First lien (3)(9)(10) - Undrawn	—	5/9/2019	5/3/2021	2,873	—	(29)
	First lien (3)(9)(10) - Undrawn	—	5/9/2019	5/2/2025	991	(10)	(10)
					3,864	(10)	(39)	(0.00)%
Apptio, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	1/10/2019	1/10/2025	2,066	(41)	(41)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(9)(10) - Undrawn	—	8/7/2019	7/16/2021	$7,391	$—	$(37)
	First lien (3)(9)(10) - Undrawn	—	8/7/2019	7/16/2024	1,848	(9)	(9)
					9,239	(9)	(46)	(0.01)%
Pathway Vet Alliance LLC
Consumer Services	First lien (4)(9)(10) - Undrawn	—	11/14/2019	10/11/2021	3,821	—	(19)
	First lien (3)(9)(10) - Undrawn	—	11/14/2019	10/11/2021	1,274	—	(6)
	Second lien (4)(9)(10) - Undrawn	—	11/14/2019	10/11/2021	7,453	—	(56)
	Second lien (3)(9)(10) - Undrawn	—	11/14/2019	10/11/2021	2,484	—	(19)
					15,032	—	(100)	(0.01)%
GC Waves Holdings, Inc.**
Business Services	First lien (3)(9)(10) - Undrawn	—	10/31/2019	11/1/2021	9,877	—	(74)
	First lien (3)(9)(10) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	(30)
					13,828	(30)	(104)	(0.01)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	12/19/2016	4/16/2020	2,437	(6)	(122)	(0.01)%
GS Acquisitionco, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	8/7/2019	8/2/2021	35,103	—	(219)
	First lien (3)(9)(10) - Undrawn	—	8/7/2019	5/25/2024	1,975	(12)	(12)
					37,078	(12)	(231)	(0.02)%
Salient CRGT Inc.
Federal Services	First lien (3)(10) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(291)	(0.03)%
Total Unfunded Debt Investments - United States					$200,385	$(1,099)	$(1,163)	(0.09)%
Total Unfunded Debt Investments					$201,294	$(1,108)	$(1,172)	(0.09)%
Total Non-Controlled/Non-Affiliated Investments						$2,619,408	$2,613,801	203.65%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Affiliated Investments(26)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(9)	14.28% (L + 7.50% + 5.00% PIK/Q)*	6/14/2018	6/30/2022	$10,523	$10,523	$10,523
	First lien (3)(9)(10) - Drawn	8.24% (L + 6.50%/M)	6/14/2018	6/30/2022	17,750	17,750	17,750
	Subordinated (3)(9)	18.00% PIK/Q*	12/26/2018	6/30/2022	2,876	2,876	2,732
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	2,642	2,642	2,246
	Subordinated (3)(9)	14.00% PIK/Q*	10/31/2016	10/15/2021	1,361	1,361	1,157
					35,152	35,152	34,408	2.68%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(9)	15.00% PIK/Q*	9/12/2019	9/12/2023	1,442	1,410	1,406	0.11%
Total Funded Debt Investments - United States					$36,594	$36,562	$35,814	2.79%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(9)	—	6/13/2014	—	—	$23,000	$23,000	1.80%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(9)	—	7/31/2017	—	25,000,000	11,501	7,648
	Ordinary shares (3)(9)	—	7/31/2017	—	2,786,000	1,281	852
						12,782	8,500	0.66%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(9)(16)(24)	—	10/31/2016	—	1,987,848	9,131	6,013
	Ordinary shares (3)(9)	—	10/31/2016	—	1,366,452	1,350	200
						10,481	6,213	0.48%
Total Shares - United States						$46,263	$37,713	2.94%
Total Funded Investments						$82,825	$73,527	5.73%
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(9)(10) - Undrawn	—	6/14/2018	6/30/2022	$2,250	$—	$—	—%
Total Unfunded Debt Investments - United States					$2,250	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$82,825	$73,527	5.73%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Controlled Investments(27)
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	First lien (2)	10.43% (L + 4.50% + 4.00% PIK/Q)*	8/6/2018	6/9/2021	$10,112	$9,173	$10,112
	Second lien (3)(9)	7.00% PIK/Q*	2/23/2018	12/9/2021	11,999	11,579	11,999
	Second lien (3)(9)(10) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	7,586	7,586	7,586
	Subordinated (3)(9)	8.50% PIK/Q*	6/9/2015	12/9/2021	5,326	5,324	5,326
	Subordinated (2)(9)	10.00% PIK/Q*	6/9/2015	12/9/2021	20,476	20,476	19,333
	Subordinated (3)(9)	10.00% PIK/Q*	6/9/2015	12/9/2021	5,037	5,037	4,756
					60,536	59,175	59,112	4.61%
NHME Holdings Corp. (20)
National HME, Inc.
Healthcare Services	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	16,532	13,054	11,985
	Second lien (3)(9)	12.00% PIK/Q*	11/27/2018	5/27/2024	9,136	8,279	7,994
					25,668	21,333	19,979	1.56%
UniTek Global Services, Inc.
Business Services	First lien (2)(9)	8.41% (L + 5.50% + 1.00% PIK/Q)*	6/29/2018	8/20/2024	12,448	12,448	11,068
	First lien (2)(9)	8.41% (L + 5.50% + 1.00% PIK/Q)*	6/29/2018	8/20/2024	2,490	2,490	2,214
					14,938	14,938	13,282	1.03%
Total Funded Debt Investments - United States					$101,142	$95,446	$92,373	7.20%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	$7,345	$10,774	0.84%
Total Shares - Canada						$7,345	$10,774	0.84%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(9)	—	5/4/2018	—	—	$100,000	$100,000	7.80%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(9)	—	5/3/2016	—	—	79,400	79,400	6.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(9)(19)	—	8/29/2019	—	3,492,227	$3,492	$3,347
	Preferred shares (3)(9)(19)	—	8/17/2018	—	8,594,292	8,594	7,979
	Preferred shares (3)(9)(18)	—	6/30/2017	—	15,747,272	15,747	13,909
	Preferred shares (2)(9)(17)	—	1/13/2015	—	28,369,088	25,989	22,766
	Preferred shares (3)(9)(17)	—	1/13/2015	—	7,839,866	7,182	6,292
	Ordinary shares (2)(9)	—	1/13/2015	—	2,096,477	1,925	270
	Ordinary shares (3)(9)	—	1/13/2015	—	1,993,749	532	256
						63,461	54,819	4.27%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	44,070	48,308	3.76%
NM GLCR LP
Net Lease	Membership interest (7)(9)	—	2/1/2018	—	—	14,750	23,800	1.85%
NM CLFX LP
Net Lease	Membership interest (7)(9)	—	10/6/2017	—	—	12,538	12,723	0.99%
NM APP US LLC
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	5,080	6,834	0.53%
NM YI, LLC
Net Lease	Membership interest (7)(9)	—	9/30/2019	—	—	6,272	6,339	0.49%
NM DRVT LLC
Net Lease	Membership interest (7)(9)	—	11/18/2016	—	—	5,152	6,016	0.46%
NHME Holdings Corp.(20)
Healthcare Services	Ordinary shares (3)(9)	—	11/27/2018	—	640,000	4,000	4,000	0.31%
NM JRA LLC
Net Lease	Membership interest (7)(9)	—	8/12/2016	—	—	2,043	3,700	0.29%
Edmentum Ultimate Holdings, LLC (15)
Education	Ordinary shares (3)(9)	—	6/9/2015	—	123,968	11	1,806
	Ordinary shares (2)(9)	—	6/9/2015	—	107,143	9	1,561
						20	3,367	0.26%
NM KRLN LLC
Net Lease	Membership interest (7)(9)	—	11/15/2016	—	—	7,510	2,379	0.19%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	452	487	0.04%
Total Shares - United States						$344,748	$352,172	27.44%
Total Shares						$352,093	$362,946	28.28%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Warrants - United States
Edmentum Ultimate Holdings, LLC(15)
Education	Warrants (3)(9)	—	2/23/2018	5/5/2026	1,141,846	$769	$16,633	1.29%
NHME Holdings Corp.(20)
Healthcare Services	Warrants (3)(9)	—	11/27/2018	—	160,000	1,000	1,000	0.08%
Total Warrants - United States						$1,769	$17,633	1.37%
Total Funded Investments						$449,308	$472,952	36.85%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(9)(10) - Undrawn	—	6/9/2015	12/9/2021	$298	$—	$—	—%
Total Unfunded Debt Investments - United States					$298	$—	$—	—%
Total Controlled Investments						$449,308	$472,952	36.85%
Total Investments						$3,151,541	$3,160,280	246.23%

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

(3)
Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A. as Lenders. See Note 7. Borrowings, for details.

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

(11)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2019.

(12)
The Company holds investments in Education Management Corporation and one related entity of Education Management Corporation. The Company holds series A-1 convertible preferred stock and common stock in Education Management Corporation and holds tranche A first lien term loans and a tranche B first lien term loan in Education Management II LLC, which is an indirect subsidiary of Education Management Corporation.

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
December 31, 2019
(in thousands, except shares)

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

(23)
The Company holds preferred equity in Symplr Software Intermediate Holdings, Inc. and holds a first lien term loan investment in Symplr Software, Inc. (fka Caliper Software, Inc.), a wholly-owned subsidiary of Symplr Software Intermediate Holdings, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of L + 10.50% per annum.

(24)	Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.

(25)
The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of December 31, 2019. See Note 2. Summary of Significant Accounting Policies, for details.

(26)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2019 and December 31, 2018 along with transactions during the year ended December 31, 2019 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income	Dividend Income	Other Income
NMFC Senior Loan Program I LLC	$23,000	$—	$—	$—	$—	$23,000	$—	$3,073	$1,142
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	41,966	3,077	(100)	—	(4,322)	40,621	4,101	1,219	49
Sierra Hamilton Holdings Corporation	12,527	1,410	—	—	(4,031)	9,906	65	—	45
Total Non-Controlled/Affiliated Investments	$77,493	$4,487	$(100)	$—	$(8,353)	$73,527	$4,166	$4,292	$1,236

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

(27)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote 25.0% or more of the outstanding voting securities of the investment. Fair value as of December 31, 2019 and December 31, 2018 along with transactions during the year ended December 31, 2019 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$45,011	$14,850	$(3,129)	$18	$22,380	$79,112	$5,781	$—	$17
National HME, Inc./NHME Holdings Corp.	22,722	3,501	—	—	(1,244)	24,979	3,501	—	—
NM APP Canada, Corp.	9,727	—	—	—	1,047	10,774	—	920	—
NM APP US LLC	5,912	—	—	—	922	6,834	—	527	—
NM CLFX LP	12,770	—	—	—	(47)	12,723	—	1,550	—
NM DRVT LLC	5,619	—	—	—	397	6,016	—	565	—
NM JRA LLC	2,537	—	—	—	1,163	3,700	—	252	—
NM GLCR LP	20,343	—	—	—	3,457	23,800	—	1,761	—
NM KRLN LLC	4,205	—	—	—	(1,826)	2,379	—	832	—
NM NL Holdings, L.P.	33,392	11,492	—	—	3,424	48,308	—	3,692	—
NM GP Holdco, LLC	311	145	—	—	31	487	—	36	—
NM YI, LLC	—	6,272	—	—	67	6,339	—	240	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	11,116	—
NMFC Senior Loan Program III LLC	78,400	21,600	—	—	—	100,000	—	10,520	—
UniTek Global Services, Inc.	82,788	12,225	(151)	—	(26,761)	68,101	1,246	8,918	600
Total Controlled Investments	$403,137	$70,085	$(3,280)	$18	$3,010	$472,952	$10,528	$40,929	$617

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2019, 14.5% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019

December 31, 2019
Investment Type	Percent of Total Investments at Fair Value
First lien	57.01%
Second lien	24.96%
Subordinated	2.11%
Equity and other	15.92%
Total investments	100.00%

December 31, 2019
Industry Type	Percent of Total Investments at Fair Value
Software	24.22%
Business Services	20.58%
Healthcare Services	17.45%
Education	9.04%
Investment Funds (includes investments in joint ventures)	6.40%
Net Lease	3.84%
Distribution & Logistics	3.38%
Federal Services	3.22%
Energy	3.19%
Healthcare Information Technology	3.17%
Consumer Services	2.86%
Industrial Services	1.03%
Food & Beverage	0.89%
Packaging	0.40%
Business Products	0.33%
Total investments	100.00%

December 31, 2019
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.44%
Fixed rates	5.56%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Transcendia Holdings, Inc.
Packaging	Second lien (8)	10.52% (L + 8.00%/M)	6/28/2017	5/30/2025	$7,500	$7,411	$7,385
	Second lien (3)	10.52% (L + 8.00%/M)	6/28/2017	5/30/2025	7,000	6,917	6,893
					14,500	14,328	14,278	1.42%
Alegeus Technologies Holdings Corp.
Healthcare Services	First lien (2)(9)	8.66% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,378	13,376	1.33%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	10.10% (L + 7.50%/M)	5/23/2018	5/25/2026	13,450	13,418	13,316	1.32%
Project Accelerate Parent, LLC
Business Services	Second lien (8)(9)	10.89% (L + 8.50%/M)	1/2/2018	1/2/2026	7,500	7,414	7,406
	Second lien (3)(9)	10.89% (L + 8.50%/M)	1/2/2018	1/2/2026	5,973	5,905	5,898
					13,473	13,319	13,304	1.32%
Castle Management Borrower LLC
Business Services	First lien (2)(9)	8.87% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,347	13,286	13,281	1.32%
Ministry Brands, LLC
Software	First lien (2)	6.52% (L + 4.00%/M)	12/7/2016	12/2/2022	2,962	2,952	2,962
	Second lien (8)(9)	11.77% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,796	7,840
	Second lien (3)(9)	11.77% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,148	2,160
					12,962	12,896	12,962	1.29%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(9)	13.03% (L + 10.50%/M)	8/25/2017	8/25/2023	13,262	13,169	12,477
	First lien (3)(9)(10) - Drawn	13.03% (L + 7.50% + 3.00% PIK/M)*	8/25/2017	8/25/2023	17	17	16
					13,279	13,186	12,493	1.24%
Zywave, Inc.
Software	Second lien (4)(9)	11.65% (L + 9.00%/Q)	11/22/2016	11/17/2023	11,000	10,936	11,000
	First lien (3)(9)(10) - Drawn	7.52% (L + 5.00%/M)	11/22/2016	11/17/2022	1,200	1,191	1,200
					12,200	12,127	12,200	1.21%
CHA Holdings, Inc.
Business Services	Second lien (4)	11.55% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,946	7,103
	Second lien (3)	11.55% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,411	4,511
					11,465	11,357	11,614	1.15%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(9)	—	5/3/2013	—	14,500	14,500	11,362	1.13%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	10.52% (L + 8.00%/M)	7/15/2016	7/15/2021	8,972	8,935	8,972
	First lien (4)(9)	10.52% (L + 8.00%/M)	7/15/2016	7/15/2021	1,495	1,489	1,495
					10,467	10,424	10,467	1.04%
Vectra Co.
Business Products	Second lien (8)	9.77% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,751	10,465	1.04%
Masergy Holdings, Inc.
Business Services	Second lien (2)	10.31% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,452	10,290	1.02%
VT Topco, Inc.
Business Services	Second lien (4)	9.80% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,976	9,987	0.99%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(9)	8.57% (L + 6.00%/S)	9/15/2017	9/15/2023	$4,344	$4,308	$4,344
	First lien (3)(9)(10) - Drawn	8.61% (L + 6.00%/S)	9/15/2017	9/15/2023	5,277	5,240	5,277
					9,621	9,548	9,621	0.96%
AgKnowledge Holdings Company, Inc.
Business Services	First Lien (4)	7.27% (L + 4.75%/Q)	11/30/2018	7/23/2023	9,450	9,403	9,426	0.94%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	8.02% (L + 5.50%/M)	2/22/2017	8/16/2022	9,488	9,269	9,179	0.91%
Wrike, Inc.
Software	First lien (8)	9.28% (L + 6.75%/M)	12/31/2018	12/31/2024	9,067	8,976	8,976	0.89%
JAMF Holdings, Inc.
Software	First lien (8)(9)	10.61% (L + 8.00%/Q)	11/13/2017	11/11/2022	8,757	8,686	8,757	0.87%
Idera, Inc.
Software	Second lien (4)	11.53% (L + 9.00%/M)	6/27/2017	6/27/2025	8,000	7,895	8,020	0.80%
J.D. Power (fka J.D. Power and Associates)
Business Services	Second lien (3)	11.02% (L + 8.50%/M)	6/9/2016	9/7/2024	7,583	7,508	7,508	0.75%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	9.27% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,701	6,631	0.66%
DealerSocket, Inc.
Software	First lien (2)	7.27% (L + 4.75%/M)	4/16/2018	4/26/2023	6,678	6,633	6,597	0.66%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien (2)	10.00% (L + 7.50%/M)	8/16/2017	9/15/2025	7,000	6,938	6,545	0.65%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.90% (L + 6.50%/Q)	9/24/2018	10/1/2026	6,722	6,705	6,520	0.65%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	9.27% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,702	6,429	0.64%
First American Payment Systems, L.P.
Business Services	First lien (2)	7.29% (L + 4.75%/Q)	1/3/2017	1/5/2024	6,391	6,342	6,359	0.63%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,816	5,350	0.53%
ADG, LLC
Healthcare Services	Second lien (3)(9)	11.88% (L + 9.00%/S)	10/3/2016	3/28/2024	5,000	4,942	4,578	0.45%
York Risk Services Holding Corp.
Business Services	Subordinated (3)	8.50%/S	9/17/2014	10/1/2022	3,000	3,000	2,100	0.20%
Ensemble S Merger Sub, Inc.
Software	Subordinated (3)	9.00%/S	9/21/2015	9/30/2023	2,000	1,953	2,010	0.20%
Education Management Corporation (12)
Education Management II LLC	First Lien (2)	11.00% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	211	205	15
Education	First Lien (3)	11.00% (P + 5.50%/Q) (24)	1/5/2015	7/2/2020	119	116	8
	First Lien (2)	14.00% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	475	437	19
	First Lien (3)	14.00% (P + 8.50%/Q) (24)	1/5/2015	7/2/2020	268	246	11
					1,073	1,004	53	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
PPVA Fund, L.P.
Business Services	Collateralized Financing (25)	—	11/7/2014	—	$—	$—	$—	—%
Total Funded Debt Investments - United States					$1,733,369	$1,719,771	$1,709,641	169.89%
Total Funded Debt Investments					$1,819,774	$1,805,709	$1,793,598	178.24%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(9)(21)	—	9/1/2017	—	66,528	$6,573	$6,653	0.66%
Total Shares - Hong Kong						$6,573	$6,653	0.66%
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(9)(22)	—	11/17/2017	—	35,750	$40,247	$39,890	3.96%
Tenawa Resource Holdings LLC (13)
QID NGL LLC	Preferred shares (6)(9)	—	10/30/2017	—	1,623,385	1,623	2,717
Energy	Ordinary shares (6)(9)	—	5/12/2014	—	5,290,997	5,291	8,412
						6,914	11,129	1.11%
Symplr Software Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred Shares (4)(9)(23)	—	11/30/2018	—	7,500	7,470	7,469
	Preferred Shares (3)(9)(23)	—	11/30/2018	—	2,586	2,575	2,575
						10,045	10,044	1.00%
Education Management Corporation (12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$57,675	$61,063	6.07%
Total Shares						$64,248	$67,716	6.73%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(9)	—	5/5/2014	5/5/2026	622	$37	$664	0.07%
Total Warrants - United States						$37	$664	0.07%
Total Funded Investments						$1,869,994	$1,861,978	185.04%
Unfunded Debt Investments - Canada
Dentalcorp Perfect Smile ULC**
Healthcare Services	Second lien (3)(10) - Undrawn	—	6/1/2018	6/6/2020	$2,110	$2	$(32)	(0.00)%
Total Unfunded Debt Investments - Canada					$2,110	$2	$(32)	(0.00)%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Finalsite Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/25/2018	9/25/2024	$2,521	$(19)	$(19)	(0.00)%
TDG Group Holding Company
Consumer Services	First lien (3)(9)(10) - Undrawn	—	5/22/2018	5/31/2024	3,783	(19)	(19)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	1,977	(20)	(20)	(0.00)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	12/19/2016	4/16/2020	5,433	(14)	(24)	(0.00)%
BackOffice Associates Holdings, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	8/25/2017	8/25/2023	862	(7)	(51)	(0.01)%
Associations, Inc.
Consumer Services	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2021	6,557	(41)	(41)
	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	(13)
					8,590	(54)	(54)	(0.01)%
Diligent Corporation
Software	First lien (3)(9)(10) - Undrawn	—	12/19/2018	12/19/2020	13,431	(84)	(84)	(0.01)%
Salient CRGT Inc.
Federal Services	First lien (3)(10) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(92)	(0.01)%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/17/2018	8/16/2020	45,305	(227)	(227)	(0.02)%
Total Unfunded Debt Investments - United States					$127,641	$(1,211)	$(623)	(0.06)%
Total Unfunded Debt Investments					$129,751	$(1,209)	$(655)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments						$1,868,785	$1,861,323	184.98%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	$7,345	$9,727	0.97%
Total Shares - Canada						$7,345	$9,727	0.97%
Equity - United States
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(9)	—	5/3/2016	—	—	$79,400	$79,400	7.89%
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(9)	—	5/4/2018	—	—	78,400	78,400	7.79%
UniTek Global Services, Inc.
Business Services	Preferred shares (2)(9)(17)	—	1/13/2015	—	24,841,813	22,462	22,012
	Preferred shares (3)(9)(17)	—	1/13/2015	—	6,865,095	6,207	6,083
	Preferred shares (3)(9)(18)	—	6/30/2017	—	13,079,442	13,079	13,036
	Preferred shares (3)(9)(19)	—	8/17/2018	—	7,070,545	7,071	7,071
	Ordinary shares (2)(9)	—	1/13/2015	—	2,096,477	1,925	10,013
	Ordinary shares (3)(9)	—	1/13/2015	—	1,993,749	532	9,523
						51,276	67,738	6.73%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	32,575	33,392	3.32%
NM GLCR LLC
Net Lease	Membership interest (7)(9)	—	2/1/2018	—	—	14,750	20,343	2.02%
NM CLFX LP
Net Lease	Membership interest (7)(9)	—	10/6/2017	—	—	12,538	12,770	1.27%
NM APP US LLC
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	5,080	5,912	0.59%
NM DRVT LLC
Net Lease	Membership interest (7)(9)	—	11/18/2016	—	—	5,152	5,619	0.56%
NM KRLN LLC
Net Lease	Membership interest (7)(9)	—	11/15/2016	—	—	7,510	4,205	0.42%
NHME Holdings Corp. (20)
Healthcare Services	Ordinary Shares (3)(9)	—	11/27/2018	—	640,000	4,000	4,000	0.40%
NM JRA LLC
Net Lease	Membership interest (7)(9)	—	8/12/2016	—	—	2,043	2,537	0.25%
Edmentum Ultimate Holdings, LLC (15)
Education	Ordinary shares (3)(9)	—	6/9/2015	—	123,968	11	238
	Ordinary shares (2)(9)	—	6/9/2015	—	107,143	9	205
						20	443	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	$306	$311	0.03%
Total Shares - United States						$293,050	$315,070	31.31%
Total Shares						$300,395	$324,797	32.28%
Warrants - United States
Edmentum Ultimate Holdings, LLC (15)
Education	Warrants (3)(9)	—	2/23/2018	5/5/2026	1,141,846	$769	$2,190	0.22%
NHME Holdings Corp. (20)
Healthcare Services	Warrants (3)(9)	—	11/27/2018	—	160,000	1,000	1,000	0.10%
Total Warrants - United States						$1,769	$3,190	0.32%
Total Funded Investments						$382,503	$403,137	40.07%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(9)(10) - Undrawn	—	6/9/2015	12/9/2021	$5,945	$—	$—	—%
Total Unfunded Debt Investments - United States					$5,945	$—	$—	—%
Total Controlled Investments						$382,503	$403,137	40.07%
Total Investments						$2,329,726	$2,341,953	232.75%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2018

December 31, 2018
Investment Type	Percent of Total Investments at Fair Value
First lien	50.11%
Second lien	28.29%
Subordinated	2.79%
Equity and other	18.81%
Total investments	100.00%

December 31, 2018
Industry Type	Percent of Total Investments at Fair Value
Business Services	23.67%
Software	20.41%
Healthcare Services	14.80%
Education	8.94%
Investment Funds (includes investments in joint ventures)	7.72%
Consumer Services	5.15%
Energy	4.49%
Net Lease	4.05%
Distribution & Logistics	3.44%
Federal Services	3.16%
Healthcare Information Technology	1.92%
Food & Beverage	1.19%
Packaging	0.61%
Business Products	0.45%
Total investments	100.00%

December 31, 2018
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.25%
Fixed rates	6.75%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2019
(in thousands, except share data)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through December 31, 2019, NMFC raised approximately $893,183 in net proceeds from additional offerings of its common stock.
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
The Company has established the following wholly-owned direct and indirect subsidiares:

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

•
NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID") and NMF YP Holdings Inc. ("NMF YP"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates its tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and

•	New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
The Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company's portfolio may be concentrated in a limited number of industries. As of December 31, 2019, the Company’s top

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

five industry concentrations were software, business services, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
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
December 31, 2019
(in thousands, except share data)

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2019.
Below is certain summarized property information for NMNLC as of December 31, 2019:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2019
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$48,795
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	23,800
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,723
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,774
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,834
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	6,339
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	6,016
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,700
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	2,379
					$121,360
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2019 and December 31, 2018, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $21,422 and $23,508, respectively. As of December 31, 2019, the collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P.. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company's contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2019 and December 31, 2018.
Revenue recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company recognized PIK and non-cash interest from investments of $9,495, $8,640 and $6,394, respectively, and PIK and non-cash dividends from investments of $18,698, $24,893 and $17,853, respectively.
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
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 7. Borrowings, for details.
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
December 31, 2019
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
For the year ended December 31, 2019, the Company recognized a total income tax provision of approximately $0 for the Company's consolidated subsidiaries. For the year ended December 31, 2019, the Company recorded current income tax expense of approximately $94 and deferred income tax benefit of approximately $94. For the year ended December 31, 2018, the Company recognized a total income tax provision of $403 for the Company's consolidated subsidiaries. For the year ended December 31, 2018, the Company recorded current income tax expense of approximately $291 and deferred income tax provision of approximately $112. For the year ended December 31, 2017, the Company recognized a total income tax provision of $416 for the Company's consolidated subsidiaries. For the year ended December 31, 2017, the Company recorded current income tax expense of approximately $556 and deferred income tax benefit of approximately $140.
As of December 31, 2019 and December 31, 2018, the Company had $912 and $1,006, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
    Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC 740") through December 31, 2019. The 2016 through 2019 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

was permitted, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2019 the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2020 or until $50,000 of its outstanding shares of common stock have been repurchased. During the years ended December 31, 2019 and December 31, 2018, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the share repurchase program.
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation)" and "Net realized gains (losses)" in the Company's Consolidated Statements of Operations.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Note 3. Investments
At December 31, 2019, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,803,747	$1,801,615
Second lien	796,921	788,868
Subordinated	71,904	66,774
Equity and other	478,969	503,023
Total investments	$3,151,541	$3,160,280

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$764,875	$765,499
Business Services	667,493	650,384
Healthcare Services	552,499	551,471
Education	267,064	285,781
Investment Funds (includes investments in joint ventures)	202,400	202,400
Net Lease	105,212	121,360
Distribution & Logistics	106,403	106,878
Federal Services	103,179	101,675
Energy	105,689	100,699
Healthcare Information Technology	99,581	100,050
Consumer Services	91,474	90,424
Industrial Services	32,736	32,708
Food & Beverage	27,834	27,957
Packaging	14,348	12,476
Business Products	10,754	10,518
Total investments	$3,151,541	$3,160,280

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

At December 31, 2018, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,179,129	$1,173,459
Second lien	666,545	662,556
Subordinated	72,559	65,297
Equity and other	411,493	440,641
Total investments	$2,329,726	$2,341,953

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$541,901	$554,404
Software	476,473	478,063
Healthcare Services	350,357	346,521
Education	214,032	209,433
Investment Funds (includes investments in joint ventures)	180,800	180,800
Consumer Services	122,326	120,562
Energy	101,794	105,122
Net Lease	87,299	94,816
Distribution & Logistics	82,201	80,581
Federal Services	74,572	73,962
Healthcare Information Technology	44,793	44,989
Food & Beverage	28,099	27,957
Packaging	14,328	14,278
Business Products	10,751	10,465
Total investments	$2,329,726	$2,341,953
As of December 31, 2019, the Company placed its preferred shares in Permian Holdco 1, Inc. on non-accrual status. As of December 31, 2019, the Company's investment had an aggregate cost basis of $9,131 and an aggregate fair value of $6,013.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of December 31, 2019, the Company's investment in EDMC placed on non-accrual status represented an aggregate cost basis of $961, an aggregate fair value of $3 and total unearned interest income of $126 for the year then ended.
As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $66,061 and $0, respectively. As of December 31, 2019, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $137,781. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2019.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

PPVA Black Elk (Equity) LLC
On May 3, 2013, the Company entered into a collateralized securities purchase and put agreement (the “SPP Agreement”) with a private hedge fund. Under the SPP Agreement, the Company purchased twenty million Class E Preferred Units of Black Elk Energy Offshore Operations, LLC (“Black Elk”) for $20,000 with a corresponding obligation of the private hedge fund, PPVA Black Elk (Equity) LLC, to repurchase the preferred units for $20,000 plus other amounts due under the SPP Agreement. The majority owner of Black Elk was the private hedge fund. In August 2014, the Company received a payment of $20,540, the full amount due under the SPP Agreement.
In August 2017, a trustee (the “Trustee”) for Black Elk informed the Company that the Trustee intended to assert a fraudulent conveyance claim (the “Claim”) against the Company and one of its affiliates seeking the return of the $20,540 repayment. Black Elk filed a Chapter 11 bankruptcy petition pursuant to the United States Bankruptcy Code in August 2015. The Trustee alleged that individuals affiliated with the private hedge fund conspired with Black Elk and others to improperly use proceeds from the sale of certain Black Elk assets to repay, in August 2014, the private hedge fund’s obligation to the Company under the SPP Agreement. The Company was unaware of these claims at the time the repayment was received. The private hedge fund is currently in liquidation under the laws of the Cayman Islands.
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. As of December 31, 2019, the SPP Agreement has a cost basis of $14,500 and a fair value of $10,354, which is reflective of the higher inherent risk in this transaction.
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
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company's capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313,702, debt outstanding of $227,367 and capital that had been called and funded of $93,000. As of December 31, 2018, SLP I had total investments with an aggregate fair value of approximately $327,240, debt outstanding of $242,567 and capital that had been called and funded of $93,000. The Company's investment in SLP I is disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2019 and December 31, 2018.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company earned approximately $1,142, $1,179 and $1,156, respectively, in management fees related to SLP I, which is included in other income. As of December 31, 2019 and December 31, 2018, approximately $277 and $288, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company earned approximately $3,073, $3,173 and $3,498, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2019 and December 31, 2018, approximately $747 and $750, respectively, of dividend income related to SLP I was included in interest and dividend receivable.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
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
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of December 31, 2019, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2019 and December 31, 2018.
On April 12, 2016, SLP II entered into its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum. As of December 31, 2019 and December 31, 2018, SLP II had total investments with an aggregate fair value of approximately $339,985 and $336,869, respectively, and debt outstanding under its credit facility of $246,870 and $243,170, respectively. As of December 31, 2019 and December 31, 2018, none of SLP II's investments were on non-accrual. Additionally, as of December 31, 2019 and December 31, 2018, SLP II had unfunded commitments in the form of delayed draws of $3,155 and $5,858, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
First lien investments (1)	351,160	348,577
Weighted average interest rate on first lien investments (2)	6.29%	6.84%
Number of portfolio companies in SLP II	37	31
Largest portfolio company investment (1)	17,456	17,150
Total of five largest portfolio company investments (1)	78,932	80,766

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$9,833	$9,794	$9,841
ADG, LLC	Healthcare Services	7.17% (L + 4.75% + 0.50% PIK)	9/28/2023	16,074	15,980	15,813
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,379	1,372	1,372
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	90	90	90
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	8,649	8,563	8,746
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	15,267	15,222	15,045
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	10,697	10,658	10,683
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	2,047	2,037	2,044
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	2,463	2,453	2,432
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	14,758	14,703	14,696
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.26% (L + 4.50%)	11/20/2026	3,145	3,113	3,171
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,625	14,578	13,053
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	4,444	4,400	4,428
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	4,446	4,417	4,449
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	13,895	13,769	13,687
Keystone Acquisition Corp.	Healthcare Services	7.19% (L + 5.25%)	5/1/2024	5,278	5,243	5,173
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	7,298	7,290	7,225
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	1,884	1,882	1,865
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	11,700	11,660	10,530
MediaOcean, LLC	Software	5.80% (L + 4.00%)	8/18/2025	7,392	7,372	7,410
Medical Solutions Holdings, Inc.	Healthcare Services	6.30% (L + 4.50%)	6/14/2024	2,795	2,786	2,791
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	12,160	12,124	12,160
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	2,095	2,089	2,095
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	5,885	5,861	5,789
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	10,237	10,203	10,193
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	1,372	1,367	1,358
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	13,545	13,494	13,511
PSC Industrial Holdings Corp.	Industrial Services	5.49% (L + 3.75%)	10/11/2024	7,305	7,252	7,269
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	14,850	14,790	14,739
Salient CRGT Inc.	Federal Services	8.29% (L + 6.50%)	2/28/2022	13,134	13,071	12,510
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	716	715	721
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	14,813	14,813	12,886
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	15,000	14,855	15,038
Wrench Group LLC	Consumer Services	6.19% (L + 4.25%)	4/30/2026	4,478	4,435	4,488
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	14,801	14,791	13,839
Zelis Cost Management Buyer, Inc.	Healthcare I.T.	6.55% (L + 4.75%)	9/30/2026	10,363	10,261	10,427
Zywave, Inc.	Software	6.93% (L + 5.00%)	11/17/2022	16,975	16,930	16,975
Zywave, Inc.	Software	6.84% (L + 5.00%)	11/17/2022	481	477	481
Total Funded Investments				$348,005	$346,336	$339,967

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	1,351	(14)	15
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	—
Wrench Group LLC	Consumer Services	—	4/30/2021	1,500	—	4
Total Unfunded Investments				$3,155	$(15)	$18
Total Investments				$351,160	$346,321	$339,985

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.

(2)
Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP II.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Below is certain summarized financial information for SLP II as of December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

Selected Balance Sheet Information:	December 31, 2019	December 31, 2018
Investments at fair value (cost of $346,321 and $341,247, respectively)	$339,985	$336,869
Cash and other assets	8,159	7,620
Total assets	$348,144	$344,489

Credit facility	$246,870	$243,170
Deferred financing costs	(1,408)	(1,374)
Payable for unsettled securities purchased	3,250	—
Distribution payable	3,113	3,250
Other liabilities	2,371	2,869
Total liabilities	254,196	247,915

Members' capital	$93,948	$96,574
Total liabilities and members' capital	$348,144	$344,489

	Year Ended December 31,
Selected Statement of Operations Information:	2019	2018	2017
Interest income	$24,175	$24,654	$22,551
Other income	145	199	351
Total investment income	24,320	24,853	22,902

Interest and other financing expenses	10,882	10,474	8,356
Other expenses	536	681	697
Total expenses	11,418	11,155	9,053
Less: expenses waived and reimbursed	(20)	—	—
Net expenses	11,398	11,155	9,053
Net investment income	12,922	13,698	13,849

Net realized gains on investments	410	782	2,281
Net change in unrealized (depreciation) appreciation of investments	(1,958)	(7,837)	(822)
Net increase in members' capital	$11,374	$6,643	$15,308
For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company earned approximately $11,116, $11,124 and $12,406, respectively, of dividend income related to SLP II, which is included in dividend income. As of December 31, 2019 and December 31, 2018, approximately $2,581 and $2,581, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
December 31, 2019
(in thousands, except share data)

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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2019, the Company and SkyKnight II have committed and contributed $100,000 and $25,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2019 and December 31, 2018.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.70% per annum. Effective June 24, 2019, SLP III's revolving credit facility has a maximum borrowing capacity of $375,000. As of December 31, 2019 and December 31, 2018, SLP III had total investments with an aggregate fair value of approximately $475,198 and $365,357, respectively, and debt outstanding under its credit facility of $355,400 and $280,300, respectively. As of December 31, 2019 and December 31, 2018, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2019 and December 31, 2018, SLP III had unfunded commitments in the form of delayed draws of $10,608 and $8,811, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2019 and December 31, 2018 :

	December 31, 2019	December 31, 2018
First lien investments (1)	493,787	383,289
Weighted average interest rate on first lien investments (2)	5.95%	6.50%
Number of portfolio companies in SLP III	49	39
Largest portfolio company investment (1)	23,947	18,958
Total of five largest portfolio company investments (1)	99,906	85,938

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$1,204	$1,204	$1,205
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Affordable Care Holding Corp.	Healthcare Services	6.59% (L + 4.75%)	10/24/2022	5,963	5,884	5,814
AG Parent Holdings, LLC	Healthcare Services	6.91% (L + 5.00%)	7/31/2026	12,500	12,440	12,406
Aston FinCo S.a r.l. / Aston US Finco, LLC	Software	6.26% (L + 4.25%)	10/9/2026	6,000	5,941	5,970
Ascensus Specialties LLC	Business Services	6.44% (L + 4.75%)	9/24/2026	10,000	9,951	9,975
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	9,167	9,080	9,224
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	229	243	231
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	19,853	19,759	19,753
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,302	1,296	1,296
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	4,324	4,281	4,373
Bluefin Holding, LLC	Software	6.14% (L + 4.25%)	9/4/2026	10,000	9,855	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	6.35% (L + 4.25%)	9/5/2025	14,813	14,750	14,775
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	14,775	14,732	14,560
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
Certara Holdco, Inc.	Healthcare I.T.	5.44% (L + 3.50%)	8/15/2024	1,262	1,266	1,262
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	987	987	986
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	14,775	14,716	14,590
Covenant Surgical Partners, Inc.	Healthcare Services	5.69% (L + 4.00%)	7/1/2026	9,975	9,881	9,913
CRCI Longhorn Holdings, Inc.	Business Services	5.19% (L + 3.50%)	8/8/2025	14,813	14,751	14,414
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	5.55% (L + 3.75%)	6/6/2025	14,786	14,755	14,737
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	18,766	18,688	18,688
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.25% (L + 4.50%)	11/20/2026	3,931	3,892	3,964
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,670	14,679	13,093
Heartland Dental, LLC	Healthcare Services	5.55% (L + 3.75%)	4/30/2025	18,317	18,243	18,248
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	5,556	5,500	5,535
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	5,572	5,548	5,576
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	993	983	978
Kestra Advisor Services Holdings A, Inc.	Business Services	6.20% (L + 4.25%)	6/3/2026	9,476	9,402	9,477
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,654	2,634	2,627
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	685	680	678
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	4,778	4,773	4,300
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	10,376	10,282	10,402
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	553	549	554
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	4,549	4,534	4,549
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
National Intergovernmental Purchasing Alliance Company	Business Services	5.69% (L + 3.75%)	5/23/2025	8,790	8,786	8,790
Navex Topco, Inc.	Software	5.05% (L + 3.25%)	9/5/2025	18,394	18,237	18,448
Netsmart Technologies, Inc.	Healthcare I.T.	5.55% (L + 3.75%)	4/19/2023	10,330	10,330	10,308
Newport Group Holdings II, Inc.	Business Services	5.65% (L + 3.75%)	9/12/2025	4,938	4,917	4,950
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	11,770	11,723	11,579
Outcomes Group Holdings, Inc.	Healthcare Services	5.41% (L + 3.50%)	10/24/2025	6,435	6,421	6,344
Pelican Products, Inc.	Business Products	5.24% (L + 3.50%)	5/1/2025	4,925	4,915	4,531
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	15,430	15,371	15,363
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	13,723	13,666	13,580
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	9,924	9,878	9,899

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	$14,850	$14,790	$14,739
Sierra Enterprises, LLC	Food & Beverage	5.80% (L + 4.00%)	11/11/2024	2,456	2,454	2,447
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	14,812	14,782	14,905
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	17,302	17,302	15,053
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	20,069	19,875	20,119
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	9,791	9,784	9,155
Total Funded Investments				$483,179	$480,816	$475,207
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,580	$(16)	$10
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	676	(7)	8
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(13)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(2)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	2,044	(20)	5
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(3)
Total Unfunded Investments				$10,608	$(80)	$(9)
Total Investments				$493,787	$480,736	$475,198

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.

(2)	Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP III.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
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
December 31, 2019
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

Below is certain summarized financial information for SLP III as of December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019 and December 31, 2018:

Selected Balance Sheet Information:	December 31, 2019	December 31, 2018
Investments at fair value (cost of $480,736 and $373,422, respectively)	$475,198	$365,357
Cash and other assets	12,836	9,138
Total assets	$488,034	$374,495

Credit facility	$355,400	$280,300
Deferred financing costs	(2,374)	(2,831)
Payable for unsettled securities purchased	8,166	—
Distribution payable	3,650	2,600
Other liabilities	3,716	4,456
Total liabilities	368,558	284,525

Members' capital	$119,476	$89,970
Total liabilities and members' capital	$488,034	$374,495

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

	Year Ended December 31
Selected Statement of Operations Information:	2019	2018(1)
Interest income	$27,226	$9,572
Other income	368	207
Total investment income	27,594	9,779

Interest and other financing expenses	14,129	5,435
Other expenses	622	517
Total expenses	14,751	5,952
Less: expenses waived and reimbursed	(22)	—
Net expenses	14,729	5,952
Net investment income	12,865	3,827

Net realized gains on investments	263	9
Net change in unrealized appreciation (depreciation) of investments	2,528	(8,066)
Net increase (decrease) in members' capital	$15,656	$(4,230)

(1)	SLP III commenced operations on April 25, 2018.
For the years ended December 31, 2019 and December 31, 2018, the Company earned approximately $10,520 and $3,040, respectively, of dividend income related to SLP III, which is included in dividend income. As of December 31, 2019 and December 31, 2018 approximately $2,920 and $2,080, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under these rules. As of December 31, 2019, Edmentum Ultimate Holdings, LLC ("Edmentum") is considered a significant unconsolidated subsidiary under Regulation S-X Rule 4-08(g). Based on the requirements under Regulation S-X Rule 4-08(g), the summarized consolidated financial information of Edmentum is shown below.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Below is certain summarized financial information for Edmentum as of October 31, 2019 and January 31, 2019 and for the nine months ended October 31, 2019 and the years ended January 31, 2019 and January 31, 2018.

Balance Sheet:	October 31, 2019	January 31, 2019
Current assets	$33,730	$15,800
Non-current assets	172,737	194,647
Total assets	$206,467	$210,447

Current liabilities	$103,148	$90,981
Non-current liabilities	276,511	248,181
Total liabilities	$379,659	$339,162

Total equity	$(173,192)	$(128,715)

	Nine Months Ended	Year Ended
Summary of Operations (1)	October 31, 2019	January 31, 2019	January 31, 2018
Revenue	$85,636	$109,516	$107,786
Cost of revenue	30,137	37,130	33,225
Gross Profit	55,499	72,386	74,561

Operating and other expenses	101,239	132,845	128,420
Net loss	$(45,740)	$(60,459)	$(53,859)

(1) Due to Edmentum's January 31 fiscal year end, December 31, 2019 financial statements are not available. As such, the most recent comparable period is presented.
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
December 31, 2019
(in thousands, except share data)

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2019:

	Total	Level I	Level II	Level III
First lien	$1,801,615	$—	$263,192	$1,538,423
Second lien	788,868	—	369,477	419,391
Subordinated	66,774	—	20,870	45,904
Equity and other	503,023	—	—	503,023
Total investments	$3,160,280	$—	$653,539	$2,506,741

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
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
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Total gains or losses included in earnings:
Net realized gains (losses) on investments	571	304	267	—	—
Net change in unrealized (depreciation) appreciation of investments	(377)	4,760	(1,662)	1,615	(5,090)
Purchases, including capitalized PIK and revolver fundings	961,643	647,909	242,060	4,202	67,472
Proceeds from sales and paydowns of investments	(273,140)	(136,509)	(136,631)	—	—
Transfers into Level III(1)	227,124	114,844	112,280	—	—
Transfers out of Level III(1)	(184,151)	(80,413)	(103,738)	—	—
Fair value, December 31, 2019	$2,506,741	$1,538,423	$419,391	$45,904	$503,023
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,503)	$4,771	$(2,799)	$1,615	$(5,090)

(1)
As of December 31, 2019, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassifications occurred.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2018, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2018:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2017	$1,405,754	$556,697	$443,082	$27,101	$378,874
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(4,368)	357	(14,704)	—	9,979
Net change in unrealized (depreciation) appreciation of investments	(5,467)	(4,466)	(4,523)	(3,752)	7,274
Purchases, including capitalized PIK and revolver fundings (1)	970,532	634,700	150,896	21,817	163,119
Proceeds from sales and paydowns of investments (1)	(632,804)	(278,371)	(230,749)	(5,079)	(118,605)
Transfers into Level III(2)	113,612	106,564	7,048	—	—
Transfers out of Level III(2)	(72,188)	(27,953)	(44,235)	—	—
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,032)	$(3,232)	$(4,064)	$(3,752)	$10,016

(1)	Includes reorganizations and restructurings.

(2)
As of December 31, 2018, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassifications occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2019 and December 31, 2018. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
December 31, 2019
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2019 and December 31, 2018, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2019 and December 31, 2018, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2019 were as follows:

				Range
Type	Fair Value as of December 31, 2019	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,239,847	Market & income approach	EBITDA multiple	2.0x	35.0x	14.1x
			Revenue multiple	3.5x	11.0x	6.5x
			Discount rate	6.3%	14.8%	8.6%
	298,576	Market quote	Broker quote	N/A	N/A	N/A
Second lien	196,494	Market & income approach	EBITDA multiple	6.5x	32.0x	14.8x
			Revenue multiple	0.1x	1.3x	0.7x
			Discount rate	8.6%	20.4%	11.6%
	222,897	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	45,904	Market & income approach	EBITDA multiple	5.5x	15.0x	10.7x
			Discount rate	10.2%	35.0%	18.8%
Equity and other	502,125	Market & income approach	EBITDA multiple	5.5x	19.5x	11.9x
			Revenue multiple	0.1x	1.3x	0.7x
			Discount rate	6.2%	57.4%	13.8%
	898	Black Scholes analysis	Expected life in years	6.3	6.3	6.3
			Volatility	23.4%	23.4%	23.4%
			Discount rate	1.8%	1.8%	1.8%
	$2,506,741

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
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

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of December 31, 2019, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes and the 2019A Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of December 31, 2019 based on a comparison of market interest rates for the Company's borrowings and similar entities and are considered Level III. The fair value of the 2018 Convertible Notes and the 5.75% Unsecured Notes (as defined in Note 7. Borrowings) as of December 31, 2019 was $211,801 and $54,603, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of December 31, 2019 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on February 6, 2020. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of December 31, 2019, December 31, 2018 and December 31, 2017 was approximately $829,048, $525,658 and $281,174, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, management fees waived were approximately $12,012, $6,709 and $5,642, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of December 31, 2019), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding calendar quarter, will be compared to a "hurdle rate" of 2.0% per quarter (8.0% annualized), subject to a "catch-up" provision measured as of the end of each calendar quarter. The hurdle rate is appropriately pro-rated for any partial periods. The calculation of the Company's incentive fee with respect to the Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•
No incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2.0% (the "preferred return" or "hurdle").

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

•
100.0% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of the Company's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up". The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter.

•
20.0% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, incentive fees waived were approximately $0, $0 and $1,800, respectively. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2019	2018	2017
Management fee	$49,115	$38,530	$32,694
Less: management fee waiver	(12,012)	(6,709)	(5,642)
Total management fee	37,103	31,821	27,052
Incentive fee, excluding accrued capital gains incentive fees	$29,288	$26,508	$25,101
Less: incentive fee waiver	—	—	(1,800)
Total incentive fee	29,288	26,508	23,301
Accrued capital gains incentive fees(1)	$—	$—	$—

(1)
As of December 31, 2019, December 31, 2018 and December 31, 2017, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, approximately $2,594, $2,406 and $1,558, respectively, of indirect administrative expenses were included in administrative expenses of which $335, $276 and $415, respectively, of indirect administrative expenses were waived by the Administrator. As of December 31, 2019 and December 31, 2018, $602 and $681, respectively, of indirect administrative expenses were included in payable to affiliates. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the reimbursement to the Administrator represented approximately 0.07%, 0.09% and 0.06%, respectively, of the Company's gross assets.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Exemptive Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies.
Note 7. Borrowings
As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2019, the Company’s asset coverage ratio was 173.98%.
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
As of December 31, 2019, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $800,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2019	2018	2017
Interest expense	$25,446	$16,062	$11,612
Non-usage fee	$643	$610	$749
Amortization of financing costs	$2,784	$2,519	$1,780
Weighted average interest rate	4.3%	4.2%	3.3%
Effective interest rate	4.8%	5.0%	4.1%
Average debt outstanding	$598,129	$384,433	$345,174
As of December 31, 2019, December 31, 2018 and December 31, 2017, the outstanding balance on the Holdings Credit Facility was $661,563, $512,563 and $312,363, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the NMFC Credit Facility is June 4, 2022 and the NMFC Credit Facility includes the financial covenants related to the asset coverage.
As of December 31, 2019, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2019	2018	2017
Interest expense	$5,050	$5,408	$2,010
Non-usage fee	$128	$93	$257
Amortization of financing costs	$283	$480	$391
Weighted average interest rate	4.8%	4.6%	3.6%
Effective interest rate	5.2%	5.1%	4.8%
Average debt outstanding	$105,533	$117,719	$54,853

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

As of December 31, 2019, December 31, 2018 and December 31, 2017, the outstanding balance on the NMFC Credit Facility was $188,500, $60,000 and $122,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "DB Credit Facility") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian, is structured as a secured revolving credit facility and the maturity date is December 14, 2023.
As of December 31, 2019, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2019	2018(1)	2017(2)
Interest expense(3)	$5,809	$140	$—
Non-usage fee(3)	$218	$13	$—
Amortization of financing costs	$398	$13	$—
Weighted average interest rate	5.1%	5.7%	—%
Effective interest rate	5.6%	6.7%	—%
Average debt outstanding	$113,967	$49,833	$—

(1)	For the year ended December 31, 2018, amounts reported relate to the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.

(2)	Not applicable as the DB Credit Facility commenced on December 14, 2018.

(3)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

As of December 31, 2019 and December 31, 2018, the outstanding balance on the DB Credit Facility was $230,000 and $57,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
NMNLC Credit Facility—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, among NMNLC, as the Borrower, and KeyBank

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

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
As of December 31, 2019, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30,000. For the year ended December 31, 2019, interest expense, non-usage fees and amortization of financing costs were $64, $44 and $87, respectively. For the year ended December 31, 2018, interest expense, non-usage fees and amortization of financing costs were $47, $11 and $28, respectively. As of December 31, 2019 and December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and $0, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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
December 31, 2019
(in thousands, except share data)

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
The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes as of December 31, 2019.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at December 31, 2019	10.0%
Conversion rate at December 31, 2019(1)(2)	65.8762
Conversion price at December 31, 2019(2)(3)	$15.18
Last conversion price calculation date	August 20, 2019

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the 2018 Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2019 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2019	2018(1)	2017
Interest expense	$12,959	$10,169	$7,763
Amortization of financing costs	$796	$1,268	$1,190
Amortization of premium	$(109)	$(111)	$(111)
Weighted average interest rate	5.5%	5.2%	5.0%
Effective interest rate	5.8%	5.7%	5.7%
Average debt outstanding	$234,332	$197,058	$155,250

(1)
For the year ended December 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018 Convertible Notes for the period from August 20, 2018 (issuance of the 2018 Convertible Notes) to December 31, 2018.

As of December 31, 2019, December 31, 2018 and December 31, 2017, the outstanding balance on the Convertible Notes was $201,250, $270,250 and $155,250, respectively, and NMFC was in compliance with the terms of the 2014 Indenture and 2018A Indenture on such dates, as applicable.
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
December 31, 2019
(in thousands, except share data)

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
On September 25, 2018, the Company closed a registered public offering of $50,000 in aggregate principal amount of five-year unsecured notes that mature on October 1, 2023 (the "5.75% Unsecured Notes" and together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, and 2019A Unsecured Notes, the "Unsecured Notes") pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, the Company issued an additional $1,750 aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2019(1)	2018(2)	2017(3)
Interest expense	$21,723	$13,533	$6,098
Amortization of financing costs	$1,207	$818	$493
Weighted average interest rate	5.2%	5.1%	5.2%
Effective interest rate	5.5%	5.4%	5.6%
Average debt outstanding	$414,949	$266,296	$117,877

(1)
For the year ended December 31, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to December 31, 2019.

(2)
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

(3)
For the year ended December 31, 2017 amounts reported include interest and amortization of financing costs related to the 2017A Unsecured Notes for the period from June 30, 2017 (issuance of the 2017A Unsecured Notes) to December 31, 2017.

As of December 31, 2019, December 31, 2018 and December 31, 2017, the outstanding balance on the Unsecured Notes was $453,250, $336,750 and $145,000, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

As of December 31, 2019 and December 31, 2018, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of December 31, 2019 and December 31, 2018, SBIC II had regulatory capital of $64,500 and $42,500, respectively, and $75,000 and $15,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes the Company's SBA-guaranteed debentures as of December 31, 2019.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15,000	3.548%	0.222%
September 25, 2019	September 1, 2029	19,000	2.283%	0.222%
Interim SBA-guaranteed debentures(2):
	March 1, 2030 (3)	24,000	2.215%	0.222%
	March 1, 2030 (3)	17,000	2.212%	0.222%
Total SBA-guaranteed debentures		$225,000

(1)	SBA-guaranteed debentures are held in SBIC I.

(2)	SBA-guaranteed debentures are held in SBIC II.

(3)	Estimated maturity date as interim SBA-debentures are expected to pool in March 2020.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2019	2018	2017
Interest expense	$5,819	$5,124	$4,160
Amortization of financing costs	$601	$530	$444
Weighted average interest rate	3.2%	3.2%	3.1%
Effective interest rate	3.6%	3.6%	3.5%
Average debt outstanding	$179,408	$158,471	$132,572
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2019, December 31, 2018 and December 31, 2017, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities of $66,061, no outstanding bridge financing commitments and other future funding commitments of $137,781. As of December 31, 2018, the Company had unfunded commitments on revolving credit facilities of $43,539, no outstanding bridge financing commitments and other future funding commitments of $94,407. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility and the NMNLC Credit Facility as of December 31, 2019 and December 31, 2018. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2019 and December 31, 2018, the Company had commitment letters to purchase investments in the aggregate par amount of $34,248 and $27,536, respectively, which could require funding in the future.
As of December 31, 2019 and December 31, 2018, the Company owed $0 and $6,000, respectively, related to a settlement agreement with a trustee of Black Elk Energy Offshore Operations, LLC. The Company began to make semi-annual payments of $3,000 in June 2018 with the final payment made in December 2019.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences related to return of capital distributions were as follows:

	Year Ended December 31,
	2019	2018	2017
Undistributed net investment income	$29,579	$20,166	$35,793
Distributions in excess of net realized gains	—	—	—
Additional paid-in-capital	(29,579)	(20,166)	(35,793)
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 were estimated to be as follows:

	Year Ended December 31,
	2019	2018	2017
Ordinary income (non-qualified)	$84,523	$51,573	$72,150
Ordinary income (qualified)	—	35,000	—
Capital gains	—	—	—
Return of capital	32,851	16,815	28,755
Total	$117,374	$103,388	$100,905
As of December 31, 2019, December 31, 2018 and December 31, 2017, the costs of investments for the Company for tax purposes were $3,124,113, $1,799,563 and $1,602,607, respectively.

	December 31, 2019(1)	December 31, 2018(1)
Tax cost	$3,124,113	$2,330,134
Gross unrealized appreciation on investments	131,131	79,589
Gross unrealized depreciation on investments	(73,542)	(44,262)
Total investments at fair value	$3,181,702	$2,365,461

(1)	Includes securities purchased under collateralized agreement to resell.
At December 31, 2019, December 31, 2018 and December 31, 2017, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through undistributed income.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

As of December 31, 2019, December 31, 2018 and December 31, 2017, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2019	2018	2017
Accumulated capital gains (capital loss carryforwards)	$(63,333)	$(66,505)	$(70,701)
Other temporary differences	11,791	12,551	11,521
Undistributed ordinary income	—	—	—
Unrealized (appreciation) depreciation	46,190	23,834	39,928
Total	$(5,352)	$(30,120)	$(19,252)

The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2019, the Company does not expect to incur any excise taxes. For the years ended December 31, 2018 and December 31, 2017, the Company did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	Year Ended December 31,
(unaudited)	2019	2018	2017
Distributions per share	$1.36	$1.36	$1.36
Ordinary dividends	72.01%	83.74%	71.50%
Long-term capital gains	—%	—%	—%
Qualified dividend income	—%	33.85%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(1)	66.87%	76.77%	92.59%
Qualified short-term capital gains(1)	—%	—%	—%
Return of capital	27.99%	16.26%	28.50%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company:

					Accumulated Overdistributed Earnings
	Common Stock		Treasury Stock at Cost	Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Par Amount
Net assets at December 31, 2016	69,717,814	$698	$(460)	$1,001,862	$2,073	$(36,947)	$(28,664)	$938,562
Issuances of common stock	6,179,706	61	—	87,552	—	—	—	87,613
Reissuance of common stock	37,573	—	460	100	—	—	—	560
Other	—	—	—	(81)	—	—	—	(81)
Deferred offering costs	—	—	—	(172)	—	—	—	(172)
Distributions declared	—	—	—	—	(100,905)	—	—	(100,905)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	102,204	(39,734)	46,928	109,398
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(35,793)	35,793	—	—	—
Net assets at December 31, 2017	75,935,093	$759	$—	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975
Issuances of common stock	171,279	2	—	2,327	—	—	—	2,329
Distributions declared	—	—	—	—	(103,388)	—	—	(103,388)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	106,032	(9,657)	(24,022)	72,353
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(20,166)	20,166	—	—	—
Net assets at December 31, 2018	76,106,372	$761	$—	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269
Issuances of common stock	20,720,970	207	—	282,632	—	—	—	282,839
Deferred offering costs	—	—	—	(829)	—	—	—	(829)
Distributions declared	—	—	—	—	(117,374)	—	—	(117,374)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	117,153	890	(5,480)	112,563
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	—	(29,579)	29,579	—	—	—
Net assets at December 31, 2019	96,827,342	$968	$—	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	Year Ended December 31,
	2019	2018	2017
Earnings per share—basic
Numerator for basic earnings per share:	$112,563	$72,353	$109,398
Denominator for basic weighted average share:	85,209,378	76,022,375	74,171,268
Basic earnings per share:	$1.32	$0.95	$1.47
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$112,563	$72,353	$109,398
Adjustment for interest on Convertible Notes and incentive fees, net	10,367	8,135	6,210
Numerator for diluted earnings per share:	$122,930	$80,488	$115,608
Denominator for basic weighted average share	85,209,378	76,022,375	74,171,268
Adjustment for dilutive effect of Convertible Notes	15,254,667	12,605,366	9,824,127
Denominator for diluted weighted average share	100,464,045	88,627,741	83,995,395
Diluted earnings per share	$1.22	$0.91	$1.38

(1)    In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Note 13. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per share data(1):
Net asset value at the beginning of the period	$13.22	$13.63	$13.46	$13.08	$13.83
Net investment income	1.37	1.39	1.38	1.36	1.38
Net realized and unrealized gains (losses)(2)	0.03	(0.44)	0.15	0.38	(0.77)
Total net increase	1.40	0.95	1.53	1.74	0.61
Distributions declared to stockholders from net investment income	(1.36)	(1.36)	(1.36)	(1.36)	(1.36)
Net asset value at the end of the period	$13.26	$13.22	$13.63	$13.46	$13.08
Per share market value at the end of the period	$13.74	$12.58	$13.55	$14.10	$13.02
Total return based on market value(3)	20.45%	2.70%	5.54%	19.68%	(4.00)%
Total return based on net asset value(4)	10.90%	7.16%	11.77%	13.98%	4.32%
Shares outstanding at end of period	96,827,342	76,106,372	75,935,093	69,717,814	64,005,387
Average weighted shares outstanding for the period	85,209,378	76,022,375	74,171,268	64,918,191	59,715,290
Average net assets for the period	$1,154,615	$1,026,313	$1,011,562	$863,193	$832,805
Ratio to average net assets:
Net investment income	10.15%	10.33%	10.10%	10.21%	9.91%
Total expenses, before waivers/reimbursements	14.87%	12.90%	10.23%	9.91%	9.28%
Total expenses, net of waivers/reimbursements	13.80%	12.22%	9.45%	9.27%	8.57%
Average debt outstanding—Holdings Credit Facility	$598,129	$384,433	$345,174	$341,055	$394,945
Average debt outstanding—Convertible Notes	234,332	197,058	155,250	125,227	115,000
Average debt outstanding—SBA-guaranteed debentures	179,408	158,471	132,572	119,819	71,921
Average debt outstanding—Unsecured Notes(5)	414,949	266,296	117,877	65,500	—
Average debt outstanding—NMFC Credit Facility	105,533	117,719	54,853	66,876	60,477
Average debt outstanding—DB Credit Facility(6)	113,967	49,833	—	—	—
Average debt outstanding—NMNLC Credit Facility(7)	1,471	3,570	—	—	—
Asset coverage ratio(8)	173.98%	181.37%	240.76%	259.34%	234.05%
Portfolio turnover	11.58%	36.75%	41.98%	36.07%	33.93%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).

(2)
Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015 were $0.08, $0.00, $0.05, $0.02 and $0.06, respectively.

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

(5)	For the year ended December 31, 2016, average debt outstanding represents the period from May 6, 2016 (issuance of the 2016 Unsecured Notes) to December 31, 2016.

(6)	For the year ended December 31, 2018, average debt outstanding represents the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.

(7)	For the year ended December 31, 2018, average debt outstanding represents the period from September 21, 2018 (commencement of the NMNLC Credit Facility) to December 31, 2018.

(8)	On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirements to exclude the SBA-guaranteed debentures from this calculation.

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation (Continued)
December 31, 2019
(in thousands, except share data)

Note 14. Selected Quarterly Financial Data (unaudited)
The below selected quarterly financial data is for the Company.
(in thousands except for per share data)

	Total Investment Income		Net Investment Income		Total Net Realized Gains (Losses) and Net Changes in Unrealized Appreciation (Depreciation) of Investments(1)		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2019	$73,257	$0.77	$30,585	$0.32	$(9,137)	$(0.09)	$21,448	$0.23
September 30, 2019	72,594	0.83	31,170	0.36	(7,720)	(0.09)	23,450	0.27
June 30, 2019	66,465	0.83	27,948	0.35	(4,203)	(0.05)	23,745	0.30
March 31, 2019	64,191	0.82	27,450	0.35	16,470	0.21	43,920	0.56

December 31, 2018	$63,509	$0.83	$27,458	$0.36	$(28,842)	$(0.38)	$(1,384)	$(0.02)
September 30, 2018	60,469	0.79	27,117	0.35	(357)	—	26,760	0.35
June 30, 2018	54,598	0.72	25,721	0.34	(2,588)	(0.03)	23,133	0.31
March 31, 2018	52,889	0.70	25,736	0.34	(1,892)	(0.03)	23,844	0.31

December 31, 2017	$53,244	$0.70	$26,683	$0.35	$194	$—	$26,877	$0.35
September 30, 2017	51,236	0.68	26,292	0.35	(1,516)	(0.02)	24,776	0.33
June 30, 2017	50,019	0.66	25,798	0.34	1,530	0.02	27,328	0.36
March 31, 2017	43,307	0.62	23,431	0.34	6,986	0.10	30,417	0.44

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
Note 16. Subsequent Events
On February 19, 2020, the Company's board of directors declared a first quarter 2020 distribution of $0.34 per share payable on March 27, 2020 to holders of record as of March 13, 2020.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019.

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

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 26 2020, expressed an unqualified opinion on those consolidated financial statements.
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

February 26, 2020

Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
PART III
We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)
3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)
3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(26)
3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)
4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)
4.2	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated June 3, 2014(7)
4.3	Form of Global Note 5.00% Convertible Note Due 2019 (included as part of Exhibit 4.2)(7)
4.4	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated August 20, 2018(20)
4.5
First Supplemental Indenture, dated August 20, 2018, relating to the 5.75% Convertible Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(20)

4.6	Form of Global Note 5.75% Convertible Note Due 2023 (included as part of Exhibit (4.5))(20)
4.7	Second Supplemental Indenture, dated September 25, 2018, relating to the 5.75% Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(21)
4.8	Form of Global Note 5.75% Note Due 2023 (included as part of Exhibit (4.7))(21)
4.9	Description of Securities*
10.1	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.2	Second Amended and Restated Administration Agreement(10)
10.3	Dividend Reinvestment Plan(2)
10.4	Form of Trademark License Agreement(1)
10.5	Amendment No. 1 to Trademark License Agreement(4)
10.6	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.7	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.8	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.9	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(13)
10.10	Limited Liability Company Agreement for NMFC Senior Loan Program III LLC, dated April 25, 2018(18)
10.11
Third Amended and Restated Loan and Security Agreement, conformed through Amendment No. 2, dated as of November 19, 2018, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(22)

10.12
Form of Third Amended and Restated to Loan and Security Agreement, conformed through the Third Amendment to Loan and Security Agreement dated as of May 7, 2019, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(29)

10.13
Incremental Commitment Supplement, dated as of September 6, 2019, to the Third Amended and Restated Loan and Security Agreement, dated October 24, 2017, as amended, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(32)

Exhibit Number	Description
10.14
Form of Joinder Supplement, dated as of December 13, 2018, by and among TIAA, FSB, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(23)

10.15
Form of Joinder Supplement, dated as of January 8, 2019, by and among Old Second National Bank, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(24)

10.16
Form of Joinder Supplement, dated as of January 25, 2019, by and among Sumitomo Mitsui Trust Bank, Limited, New York, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(24)

10.17
Form of Joinder Supplement, dated as of May 7, 2019, by and among Fifth Third Bank, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(29)

10.18
Form of Joinder Supplement, dated as of September 6, 2019, by and among Old Second National Bank, New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the administrative agent(32)

10.19
Form of Joinder Supplement, dated as of September 6, 2019, by and among Raymond James, N.A., New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the administrative agent(32)

10.20
Facility Increase Agreement, dated as of September 6, 2019, by and among State Street Bank and Trust Company, New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the Administrative Agent(32)

10.21
Form of Joinder Supplement, dated as of October 16, 2019, by and among Hitachi Capital America Corporation, New Mountain Finance DB, L.L.C., as the borrower and Deutsche Bank AG, New York Branch, as facility agent(32)

10.22
Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.23
Form of Senior Secured Revolving Credit Agreement, by and between New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent, dated June 4, 2014(8)

10.24	Form of Guarantee and Security Agreement dated June 4, 2014, among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent(8)
10.25
Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(9)

10.26
Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(11)

10.27
Commitment Increase Agreement, dated March 23, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(12)

10.28
Commitment Increase Agreement, dated May 4, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(13)

10.29
Commitment Increase Agreement, dated January 25, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(17)

10.30
Amendment No. 3, dated February 27, 2018 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(17)

10.31
Amendment No. 4, dated as of July 5, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(19)

10.32
Amendment No. 5, dated as of December 12, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(25)

Exhibit Number	Description
10.33
Commitment Increase Agreement, dated August 27, 2019 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(32)

10.34
Form of Amendment No. 6, Dated December 10, 2019, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Issuing Bank(33)

10.35	Amended and Restated Note Purchase Agreement relating to 5.313% Notes due 2021, dated September 30, 2016, by and between New Mountain Finance Corporation and the purchasers party thereto(14)
10.36
Form of First Supplement to the Amended and Restated Note Purchase Agreement relating to 4.760% Notes due 2022, dated June 30, 2017, by and between New Mountain Finance Corporation and the purchasers party thereto(15)

10.37
Form of Second Supplement to the Amended and Restated Note Purchase Agreement relating to 4.870% Notes due 2023, dated January 30, 2018, by and between New Mountain Finance Corporation and the purchasers party thereto(16)

10.38
Form of Third Supplement to the Amended and Restated Note Purchase Agreement relating to 5.360% Notes due 2023, dated July 5, 2018, by and between New Mountain Finance Corporation and the purchasers party thereto(19)

10.39
Form of Fourth Supplement to Amended and Restated Note Purchase Agreement, relating to 5.494% Notes due 2024, dated April 30, 2019, by and between New Mountain Finance Corporation and the purchasers party thereto(28)

10.40
Form of Loan Financing and Servicing Agreement, dated as of December 14, 2018, by and among New Mountain Finance DB, L.L.C., New Mountain Finance Corporation, as equityholder and servicer, the lenders from time to time party thereto, Deutsche Bank, as the facility agent, the other agents from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian(23)

10.41
Form of First Amended and Restated Loan Finance and Servicing Agreement, conformed through Amendment No. 1, dated on March 18, 2019, by and among New Mountain Finance DB, L.L.C., New Mountain Finance Corporation, as equityholder and servicer, the lenders from time to time party thereto, Deutsche Bank, as the facility agent, the other agents from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian(27)

10.42
Form of Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of June 28, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, agent and a lender(30)

10.43
Form of Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 12, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(31)

10.44
Form of Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of December 12, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(33)

10.45	Form of Sale and Contribution Agreement, dated as of December 14, 2018, between New Mountain Finance Corporation, as seller, and New Mountain Finance DB, L.L.C., as purchaser(23)
14.1	Code of Ethics(32)
21.1	Subsidiaries of New Mountain Finance Corporation:
New Mountain Finance Holdings, L.L.C. (Delaware)
NMF Ancora Holdings, Inc. (Delaware)
NMF QID NGL Holdings, Inc. (Delaware)
NMF YP Holdings, Inc. (Delaware)
New Mountain Finance DB, L.L.C. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC II G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)

Exhibit Number	Description
New Mountain Finance SBIC II, L.P. (Delaware)
New Mountain Net Lease Corporation (Maryland)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 14, 2011.

(5)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

(6)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 8, 2014.

(7)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 4, 2014.

(8)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 10, 2014.

(9)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on January 5, 2015.

(10)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 5, 2015.

(11)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 30, 2015.

(12)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 29, 2016.

(13)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 4, 2016.

(14)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 3, 2016.

(15)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on July 3, 2017.

(16)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on February 5, 2018.

(17)	Previously filed in connection with New Mountain Finance Corporation’s annual report on Form 10-K filed on February 28, 2018.

(18)	Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 7, 2018.

(19)	Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on July 11, 2018.

(20)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-218040) filed on August 20, 2018.

(21)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 4 (File No. 333-218040) filed on September 25, 2018.

(22)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on November 27, 2018.

(23)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 19, 2018.

(24)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-218040) filed on February 13, 2019.

(25)	Previously filed in connection with New Mountain Finance Corporation's report on Form 10-K filed on February 27, 2019.

(26)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.

(27)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-230326) filed on April 26, 2019.

(28)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 3, 2019.

(29)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 9, 2019.

(30)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on July 3, 2019.

(31)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on August 16, 2019.

(32)	Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-230326) filed on October 25, 2019.

(33)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 16, 2019.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2020.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer), and Director	February 26, 2020
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
Shiraz Y. Kajee

By:	/s/ JOHN R. KLINE	Chief Operating Officer, President and Director	February 26, 2020
John R. Kline

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 26, 2020
Steven B. Klinsky

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 26, 2020
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	February 26, 2020
Rome G. Arnold III

By:	/s/ ALICE W. HANDY	Director	February 26, 2020
Alice W. Handy

By:	/s/ DANIEL B. HEBERT	Director	February 26, 2020
Daniel B. Hebert

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 26, 2020
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	February 26, 2020
David Ogens