Form 10-Q
period 2020-03-31
New Mountain Finance Corp
filed 2020-05-06
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of May 6, 2020
Common stock, par value $0.01 per share	96,827,342

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,627,761 and $2,619,408, respectively)	$2,481,871	$2,613,801
Non-controlled/affiliated investments (cost of $79,794 and $82,825, respectively)	59,660	73,527
Controlled investments (cost of $478,950 and $449,308, respectively)	449,786	472,952
Total investments at fair value (cost of $3,186,505 and $3,151,541, respectively)	2,991,317	3,160,280
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	21,422	21,422
Cash and cash equivalents	22,108	48,574
Interest and dividend receivable	32,650	31,800
Receivable from unsettled securities sold	30,964	—
Receivable from affiliates	545	277
Other assets	4,526	3,702
Total assets	$3,103,532	$3,266,055
Liabilities
Borrowings
Holdings Credit Facility	$569,163	$661,563
Unsecured Notes	453,250	453,250
SBA-guaranteed debentures	300,000	225,000
DB Credit Facility	270,000	230,000
Convertible Notes	201,597	201,623
NMFC Credit Facility	188,500	188,500
Deferred financing costs (net of accumulated amortization of $29,542 and $28,390, respectively)	(18,318)	(17,640)
Net borrowings	1,964,192	1,942,296
Payable for unsettled securities purchased	—	1,780
Management fee payable	20,613	10,298
Incentive fee payable	15,472	7,646
Interest payable	10,965	16,484
Payable to affiliates	1,025	673
Deferred tax liability	14	912
Other liabilities	1,811	2,498
Total liabilities	2,014,092	1,982,587
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 shares authorized, respectively, and 96,827,342 and 96,827,342 shares issued and outstanding, respectively	968	968
Paid in capital in excess of par	1,287,853	1,287,853
Accumulated overdistributed earnings	(210,631)	(5,353)
Total net assets of New Mountain Finance Corporation	1,078,190	1,283,468
Non-controlling interest in New Mountain Net Lease Corporation	11,250	$—
Total net assets	$1,089,440	$1,283,468
Total liabilities and net assets	$3,103,532	$3,266,055
Number of shares outstanding	96,827,342	96,827,342
Net asset value per share of New Mountain Finance Corporation	$11.14	$13.26

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Investment income
From non-controlled/non-affiliated investments:
Interest income	$57,586	$44,457
Non-cash dividend income	2,324	1,974
Other income	1,471	2,254
From non-controlled/affiliated investments:
Interest income	1,069	1,004
Dividend income	720	726
Non-cash dividend income	(3,418)	291
Other income	291	291
From controlled investments:
Interest income	2,981	2,463
Dividend income	8,229	8,457
Non-cash dividend income	2,638	2,045
Other income	193	229
Total investment income	74,084	64,191
Expenses
Incentive fee	7,826	6,863
Management fee	13,858	10,975
Interest and other financing expenses	22,194	19,146
Administrative expenses	1,040	1,095
Professional fees	905	766
Other general and administrative expenses	499	412
Total expenses	46,322	39,257
Less: management fees waived (See Note 5)	(3,543)	(2,533)
Net expenses	42,779	36,724
Net investment income before income taxes	31,305	27,467
Income tax expense	—	17
Net investment income	31,305	27,450
Net realized gains (losses):
Non-controlled/non-affiliated investments	(702)	43
Controlled investments	4	3
New Mountain Net Lease Corporation	812	—
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	(140,283)	9,763
Non-controlled/affiliated investments	(10,836)	(891)
Controlled investments	(52,808)	7,442
New Mountain Net Lease Corporation	(812)	—
Benefit for taxes	898	110
Net realized and unrealized (losses) gains	(203,727)	16,470
Net (decrease) increase in net assets resulting from operations	(172,422)	43,920
Less: Net decrease in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(65)	—
Net (decrease) increase in net assets resulting from operations related to New Mountain Finance Corporation	$(172,357)	$43,920
Basic earnings per share	$(1.78)	$0.56
Weighted average shares of common stock outstanding - basic (See Note 11)	96,827,342	78,457,641
Diluted earnings per share	$(1.78)	$0.49
Weighted average shares of common stock outstanding - diluted (See Note 11)	110,084,927	95,857,530
Distributions declared and paid per share	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$31,305	$27,450
Net realized gains on investments and New Mountain Net Lease Corporation	114	46
Net change in unrealized (depreciation) appreciation of investments and New Mountain Net Lease Corporation	(204,739)	16,314
Benefit for taxes	898	110
Net (decrease) increase in net assets resulting from operations	(172,422)	43,920
Less: Net decrease in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(65)	—
Net (decrease) increase in net assets resulting from operations related to New Mountain Finance Corporation	(172,357)	43,920
Capital transactions
Net proceeds from shares sold	—	59,297
Deferred offering costs	—	(229)
Distributions declared to stockholders from net investment income	(32,921)	(27,342)
Reinvestment of distributions	—	1,364
Total net (decrease) increase in net assets resulting from capital transactions	(32,921)	33,090
Net (decrease) increase in net assets	(205,278)	77,010
New Mountain Finance Corporation net assets at the beginning of the period	1,283,468	1,006,269
New Mountain Finance Corporation net assets at the end of the period	1,078,190	1,083,279
Non-controlling interest in New Mountain Net Lease Corporation	11,250	—
Net assets at the end of the period	$1,089,440	$1,083,279

Capital share activity
Shares sold	—	4,312,500
Shares issued from the reinvestment of distributions	—	100,558
Net increase in shares outstanding	—	4,413,058

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(172,422)	$43,920
Adjustments to reconcile net decrease (increase) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments and New Mountain Net Lease Corporation	(114)	(46)
Net change in unrealized depreciation (appreciation) of investments and New Mountain Net Lease Corporation	204,739	(16,314)
Amortization of purchase discount	(3,528)	(835)
Amortization of deferred financing costs	1,152	1,651
Amortization of premium on Convertible Notes	(26)	(27)
Non-cash investment income	(5,131)	(6,842)
(Increase) decrease in operating assets:
Proceeds from sale of non-controlling interest in New Mountain Net Lease Corporation	11,315	—
Purchase of investments and delayed draw facilities	(172,921)	(158,036)
Proceeds from sales and paydowns of investments	178,722	5,857
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	211	46
Cash paid for purchase of drawn portion of revolving credit facilities	(8,996)	(338)
Cash paid on drawn revolvers	(33,639)	(9,026)
Cash repayments on drawn revolvers	9,620	5,182
Interest and dividend receivable	(850)	(4,289)
Receivable from unsettled securities sold	(30,964)	—
Receivable from affiliates	(268)	(287)
Other assets	(802)	(758)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(1,780)	295
Management fee payable	10,315	50
Incentive fee payable	7,826	(1)
Interest payable	(5,519)	(1,884)
Payable to affiliates	352	(223)
Deferred tax liability	(898)	(110)
Other liabilities	74	2,758
Net cash flows used in operating activities	(13,532)	(139,257)
Cash flows from financing activities
Net proceeds from shares sold	—	59,297
Distributions paid	(32,921)	(25,978)
Offering costs paid	—	(265)
Proceeds from Holdings Credit Facility	16,000	69,500
Repayment of Holdings Credit Facility	(108,400)	(15,000)
Proceeds from SBA-guaranteed debentures	75,000	—
Proceeds from NMFC Credit Facility	—	110,000
Repayment of NMFC Credit Facility	—	(35,000)
Proceeds from DB Credit Facility	40,000	25,000
Repayment of DB Credit Facility	—	(32,000)
Deferred financing costs paid	(2,613)	(390)
Net cash flows (used) provided by financing activities	(12,934)	155,164
Net (decrease) increase in cash and cash equivalents	(26,466)	15,907
Cash and cash equivalents at the beginning of the period	48,574	49,664
Cash and cash equivalents at the end of the period	$22,108	$65,571
Supplemental disclosure of cash flow information
Cash interest paid	$26,301	$19,085
Income taxes paid	—	3
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$—	$1,364
Accrual for offering costs	86	92
Accrual for deferred financing costs	4	119

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)(10)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	$28,613	$28,396	$26,301
	Second lien (8)(10)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,446	6,894
					36,113	35,842	33,195	3.05%
Wolfpack IP Co.**
Software	First lien (2)(10)	7.50% (L + 6.50%/M)	6/14/2019	6/13/2025	9,091	9,010	8,997	0.83%
Total Funded Debt Investments - Canada					$45,204	$44,852	$42,192	3.88%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.61% (L + 5.00%/Q)	7/30/2019	7/31/2026	$33,321	$33,162	$29,656	2.72%
Total Funded Debt Investments - United Arab Emirates					$33,321	$33,162	$29,656	2.72%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (2)(10)	8.50% (L + 7.50%/M)	9/25/2017	10/3/2025	$37,853	$37,677	$36,433
	Second lien (8)(10)	8.50% (L + 7.50%/M)	9/25/2017	10/3/2025	6,000	5,972	5,775
					43,853	43,649	42,208	3.87%
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(10)	10.13% (L + 8.25%/Q)	10/8/2019	10/8/2027	34,459	34,193	31,982	2.94%
Total Funded Debt Investments - United Kingdom					$78,312	$77,842	$74,190	6.81%
Funded Debt Investments - United States
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(10)	6.50% (L + 5.50%/M)	9/17/2018	8/16/2024	$50,240	$49,849	$46,487
	First lien (3)(10)(11) - Drawn	6.50% (L + 5.50%/M)	9/17/2018	8/16/2024	28,068	27,944	25,972
					78,308	77,793	72,459	6.65%
GS Acquisitionco, Inc.
Software	First lien (2)(10)	6.83% (L + 5.75%/S)	8/7/2019	5/24/2024	26,842	26,694	26,369
	First lien (5)(10)	6.83% (L + 5.75%/S)	8/7/2019	5/24/2024	22,363	22,239	21,969
	First lien (3)(10)(11) - Drawn	6.83% (L + 5.75%/S)	8/7/2019	5/24/2024	20,868	20,742	20,501
	First lien (3)(10)(11) - Drawn	6.83% (L + 5.75%/S)	8/7/2019	5/24/2024	3,134	3,115	3,079
					73,207	72,790	71,918	6.60%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Benevis Holding Corp.
Healthcare Services	First lien (2)(10)	8.09% (L + 6.32%/Q)	3/15/2018	3/15/2024	$62,572	$62,572	$46,528
	First lien (8)(10)	8.09% (L + 6.32%/Q)	3/15/2018	3/15/2024	15,352	15,352	11,416
	First lien (3)(10)	7.96% (L + 6.32%/Q)	3/29/2019	3/15/2024	7,665	7,665	5,699
					85,589	85,589	63,643	5.84%
Associations, Inc.
Business Services	First lien (2)(10)	8.91% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	44,899	44,684	43,866
	First lien (8)(10)	8.91% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,154	5,130	5,035
	First lien (3)(10)(11) - Drawn	8.90% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	7,433	7,395	7,262
	First lien (3)(10)(11) - Drawn	7.01% (L + 6.00%/M)	7/30/2018	7/30/2024	2,033	2,020	1,986
					59,519	59,229	58,149	5.34%
iCIMS, Inc.
Software	First lien (8)(10)	7.50% (L + 6.50%/M)	9/12/2018	9/12/2024	46,636	46,247	46,636
	First lien (8)(10)	7.50% (L + 6.50%/M)	6/14/2019	9/12/2024	8,667	8,591	8,667
					55,303	54,838	55,303	5.08%
Nomad Buyer, Inc.
Healthcare Services	First lien (2)(10)	5.61% (L + 5.00%/M)	8/3/2018	8/1/2025	56,296	54,786	54,940	5.04%
ConnectWise, LLC
Software	First lien (2)(10)	7.07% (L + 6.00%/S)	11/26/2019	2/28/2025	55,473	55,145	54,031	4.96%
Salient CRGT Inc.
Federal Services	First lien (2)(10)	7.57% (L + 6.50%/S)	1/6/2015	2/28/2022	39,031	38,798	37,177
	First lien (8)(10)	7.57% (L + 6.50%/S)	6/6/2019	2/28/2022	13,338	12,942	12,704
	First lien (3)(10)(11) - Drawn	8.00% (P + 4.75%/Q)	6/26/2018	11/29/2021	2,100	1,932	2,000
					54,469	53,672	51,881	4.76%
CentralSquare Technologies, LLC
Software	Second lien (3)(10)	8.95% (L + 7.50%/Q)	8/15/2018	8/31/2026	47,838	47,312	43,762
	Second lien (8)(10)	8.95% (L + 7.50%/Q)	8/15/2018	8/31/2026	7,500	7,417	6,861
					55,338	54,729	50,623	4.65%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)(10)	6.75% (L + 5.75%/M)	9/18/2017	9/18/2023	22,109	22,003	21,507
	First lien (2)(10)	6.75% (L + 5.75%/M)	9/18/2017	9/18/2023	18,632	18,578	18,125
	First lien (2)(10)	6.75% (L + 5.75%/M)	9/18/2017	9/18/2023	7,690	7,642	7,481
					48,431	48,223	47,113	4.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NM GRC Holdco, LLC
Business Services	First lien (2)(10)	7.45% (L + 6.00%/Q)	2/9/2018	2/9/2024	$38,249	$38,116	$36,826
	First lien (2)(10)	7.45% (L + 6.00%/Q)	2/9/2018	2/9/2024	10,631	10,591	10,235
					48,880	48,707	47,061	4.32%
Symplr Software Intermediate Holdings, Inc. (24)
Symplr Software, Inc. (fka Caliper Software, Inc.)
Healthcare Information Technology	First lien (2)(10)	6.57% (L + 5.50%/S)	11/30/2018	11/28/2025	30,484	30,279	30,200
	First lien (4)(10)	6.57% (L + 5.50%/S)	11/30/2018	11/28/2025	14,813	14,718	14,675
					45,297	44,997	44,875	4.12%
Integro Parent Inc.
Business Services	First lien (2)(10)	6.75% (L + 5.75%/M)	10/9/2015	10/31/2022	34,869	34,749	34,615
	Second lien (8)(10)	10.25% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,945	10,000
					44,869	44,694	44,615	4.10%

Brave Parent Holdings, Inc.
Software	Second lien (5)(10)	9.28% (L + 7.50%/Q)	4/17/2018	4/17/2026	22,500	22,407	20,977
	Second lien (2)(10)	9.28% (L + 7.50%/Q)	4/17/2018	4/17/2026	16,624	16,484	15,498
	Second lien (8)(10)	9.28% (L + 7.50%/Q)	4/17/2018	4/17/2026	6,000	5,949	5,594
					45,124	44,840	42,069	3.86%
Quest Software US Holdings Inc.
Software	Second lien (2)(10)	10.03% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,331	40,927	3.76%
Tenawa Resource Holdings LLC (14)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	38,900	38,852	38,900	3.57%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.57% (L + 6.50%/S)	6/15/2017	6/17/2024	31,850	31,702	30,943
	First lien (8)(10)	7.57% (L + 6.50%/S)	6/15/2017	6/17/2024	4,937	4,914	4,796
	First lien (3)(10)(11) - Drawn	7.72% (L + 6.50%/Q)	6/15/2017	6/15/2023	669	664	651
					37,456	37,280	36,390	3.34%
TDG Group Holding Company
Consumer Services	First lien (2)(10)	6.57% (L + 5.50%/S)	5/22/2018	5/31/2024	24,797	24,705	23,693
	First lien (8)(10)	6.57% (L + 5.50%/S)	5/22/2018	5/31/2024	4,937	4,919	4,717
	First lien (2)(10)	6.57% (L + 5.50%/S)	5/22/2018	5/31/2024	3,312	3,300	3,165
	First lien (3)(10)(11) - Drawn	6.35% (L + 5.50%/Q)	5/22/2018	5/31/2024	4,987	4,962	4,766
					38,033	37,886	36,341	3.34%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Kronos Incorporated
Software	Second lien (2)	10.01% (L + 8.25%/Q)	10/26/2012	11/1/2024	$26,148	$26,163	$24,658
	Second lien (8)	10.01% (L + 8.25%/Q)	10/26/2012	11/1/2024	11,147	11,147	10,511
					37,295	37,310	35,169	3.23%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(10)	8.19% (L + 5.50% + 1.00% PIK/Q)*	8/7/2019	7/16/2026	33,483	33,329	33,034
	First lien (3)(10)(11) - Drawn	6.70% (L + 5.50%/Q)	8/7/2019	7/16/2024	1,848	1,839	1,823
					35,331	35,168	34,857	3.20%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	6.87% (L + 5.25%/Q)	4/25/2017	4/29/2024	36,812	36,693	34,419	3.16%
Apptio, Inc.
Software	First lien (8)(10)	8.25% (L + 7.25%/M)	1/10/2019	1/10/2025	34,076	33,497	34,076	3.13%
KAMC Holdings, Inc
Business Services	Second lien (2)(10)	9.70% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,617	16,910
	Second lien (8)(10)	9.70% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,617	16,910
					37,500	37,234	33,820	3.10%
Finalsite Holdings, Inc.
Software	First lien (4)(10)	7.28% (L + 5.50%/Q)	9/28/2018	9/25/2024	22,163	22,031	21,834
	First lien (2)(10)	7.28% (L + 5.50%/Q)	9/28/2018	9/25/2024	10,947	10,882	10,785
					33,110	32,913	32,619	2.99%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	7.41% (L + 6.00%/Q)	9/15/2017	9/15/2023	27,028	26,974	22,158
	First lien (4)(10)	7.41% (L + 6.00%/Q)	9/17/2019	9/15/2023	10,917	10,917	8,950
	First lien (3)(10)(11) - Drawn	7.00% (P + 5.00%/M)	9/15/2017	3/15/2023	1,738	1,720	1,424
					39,683	39,611	32,532	2.99%
CoolSys, Inc.
Industrial Services	First lien (5)(10)	7.00% (L + 6.00%/M)	11/20/2019	11/20/2026	22,444	22,335	21,932
	First lien (2)(10)	7.00% (L + 6.00%/M)	11/20/2019	11/20/2026	10,374	10,324	10,138
					32,818	32,659	32,070	2.94%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(10)	6.32% (L + 5.25%/S)	7/2/2015	7/2/2021	17,051	17,010	15,511
	First lien (3)(10)	6.32% (L + 5.25%/S)	12/20/2017	7/2/2021	8,868	8,821	8,067
	First lien (2)(10)	6.32% (L + 5.25%/S)	12/20/2017	7/2/2021	4,174	4,156	3,797
	First lien (3)(10)(11) - Drawn	6.32% (L + 5.25%/S)	4/16/2019	7/2/2021	3,030	2,855	2,756
	First lien (3)(10)(11) - Drawn	6.25% (L + 5.25%/M)	7/2/2015	7/2/2021	2,050	2,030	1,865
					35,173	34,872	31,996	2.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Kaseya Traverse Inc.
Software	First lien (8)(10)	8.91% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	$27,595	$27,354	$27,220
	First lien (3)(10)(11) - Drawn	7.50% (L + 6.50%/M)	5/9/2019	5/2/2025	2,288	2,266	2,257
	First lien (3)(10)(11) - Drawn	8.91% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	431	427	425
					30,314	30,047	29,902	2.73%
Integral Ad Science, Inc.
Software	First lien (8)(10)	8.25% (L + 6.00% + 1.25% PIK/M)*	7/19/2018	7/19/2024	26,927	26,711	26,443
	First lien (3)(10)	8.25% (L + 6.00% + 1.25% PIK/M)*	8/27/2019	7/19/2024	3,518	3,486	3,454
					30,445	30,197	29,897	2.74%
Conservice, LLC
Business Services	First lien (2)(10)	6.51% (L + 5.25%/Q)	1/3/2019	11/29/2024	25,247	25,143	24,924
	First lien (3)(10)(11) - Drawn	6.51% (L + 5.25%/Q)	1/3/2019	11/29/2024	4,407	4,388	4,351
	First lien (3)(10)(11) - Drawn	6.30% (L + 5.25%/Q)	1/3/2019	11/29/2024	442	440	437
					30,096	29,971	29,712	2.73%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(10)	7.20% (L + 5.75%/Q)	10/31/2019	10/31/2025	22,500	22,340	22,331
	First lien (2)(10)	7.20% (L + 5.75%/Q)	10/31/2019	10/31/2025	3,673	3,647	3,645
	First lien (3)(10)(11) - Drawn	6.20% (L + 4.75%/Q)	10/31/2019	10/31/2025	1,481	1,467	1,470
					27,654	27,454	27,446	2.52%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)(10)	6.70% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,419	24,312	23,040
	Second lien (2)(10)	10.70% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,467	4,380
					28,919	28,779	27,420	2.52%
Sovos Brands Intermediate, Inc.
Food & Beverage	First lien (2)(10)	6.59% (L + 5.00%/Q)	11/16/2018	11/20/2025	27,887	27,768	26,548	2.44%
MRI Software LLC
Software	First lien (5)(10)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	22,500	22,389	22,387
	First lien (2)(10)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	1,627	1,619	1,619
	First lien (3)(10)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	1,117	1,112	1,112
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	1,001	996	996
					26,245	26,116	26,114	2.40%
Instructure, Inc.**
Software	First lien (8)(10)	8.21% (L + 7.00%/Q)	3/24/2020	3/24/2026	26,278	26,115	26,114	2.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(10)	9.00% (L + 8.00%/M)	11/14/2019	11/19/2027	$22,500	$22,383	$21,551
	Second lien (2)(10)	9.00% (L + 8.00%/M)	11/14/2019	11/19/2027	4,208	4,167	4,030
					26,708	26,550	25,581	2.35%
Confluent Health, LLC
Healthcare Services	First lien (2)(10)	6.01% (L + 5.00%/M)	6/21/2019	6/24/2026	27,294	27,168	24,600	2.26%
Ansira Holdings, Inc.
Business Services	First lien (8)(10)	7.36% (L + 5.75%/Q)	12/19/2016	12/20/2022	28,382	28,312	20,282
	First lien (3)(10)(11) - Drawn	6.98% (L + 5.75%/Q)	12/19/2016	12/20/2022	4,731	4,724	3,381
					33,113	33,036	23,663	2.17%
Idera, Inc.
Software	Second lien (4)(10)	10.08% (L + 9.00%/S)	6/27/2019	6/28/2027	22,500	22,341	22,415	2.06%
Astra Acquisition Corp.
Software	First lien (5)(10)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	22,500	22,332	22,331	2.06%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)(10)	7.01% (L + 5.25%/Q)	9/9/2019	9/4/2026	22,388	22,152	21,805	2.00%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)(10)	9.70% (L + 8.25%/Q)	7/26/2018	7/30/2026	24,533	24,478	21,626	1.99%
YLG Holdings, Inc.
Business Services	First lien (5)(10)	7.51% (L + 5.75%/Q)	11/1/2019	10/31/2025	18,367	18,280	17,884
	First lien (3)(10)(11) - Drawn	6.75% (L + 5.75%/M)	11/1/2019	10/31/2025	3,571	3,554	3,477
					21,938	21,834	21,361	1.96%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	4.58% (L + 3.50%/S)	6/24/2019	8/28/2024	16,865	14,554	10,710
	First lien (8)	4.58% (L + 3.50%/S)	10/23/2019	8/28/2024	16,266	13,474	10,329
					33,131	28,028	21,039	1.93%
Avatar Topco, Inc. (23)
EAB Global, Inc.
Education	Second lien (3)(10)	9.49% (L + 7.50%/S)	11/17/2017	11/17/2025	13,950	13,787	13,345
	Second lien (8)(10)	9.49% (L + 7.50%/S)	11/17/2017	11/17/2025	7,500	7,412	7,174
					21,450	21,199	20,519	1.88%
AAC Holding Corp.
Education	First lien (2)(10)	9.84% (L + 8.25%/M)	9/30/2015	9/30/2022	25,079	24,996	19,794	1.82%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)(10)	9.57% (L + 8.50%/S)	3/5/2019	3/5/2027	20,372	20,094	19,521	1.79%
MED Parentco, LP
Healthcare Services	Second lien (8)(10)	9.24% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,707	19,337	1.76%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Xactly Corporation
Software	First lien (4)(10)	8.25% (L + 7.25%/M)	7/31/2017	7/29/2022	$19,047	$18,936	$18,944	1.74%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	8.05% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,302	12,161
	Second lien (8)	8.05% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,476	6,356
					21,849	21,778	18,517	1.70%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.25% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,308	18,211	18,282	1.68%
Bullhorn, Inc.
Software	First lien (2)(10)	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	17,131	17,011	16,792
	First lien (3)(10)	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	283	281	278
	First lien (3)(10)(11) - Drawn	6.50% (L + 5.50%/M)	9/24/2019	10/1/2025	852	845	835
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	213	211	208
					18,479	18,348	18,113	1.66%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)(10)	8.95% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,913	11,038
	Second lien (8)(10)	8.95% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,445	6,898
					19,500	19,358	17,936	1.65%
Bluefin Holding, LLC
Software	Second lien (8)(10)	8.75% (L + 7.75%/Q)	9/6/2019	9/6/2027	18,000	18,000	17,143	1.57%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(10)	7.12% (L + 6.00%/Q)	2/20/2020	2/20/2026	16,192	16,112	16,111
	First lien (3)(10)(11) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	900	895	895
					17,092	17,007	17,006	1.56%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(10)	5.95% (L + 4.75%/Q)	12/18/2018	11/29/2024	17,281	17,211	16,566	1.52%
Hill International, Inc.**
Business Services	First lien (2)(10)	6.75% (L + 5.75%/M)	6/21/2017	6/21/2023	15,366	15,320	15,046	1.38%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(10)	7.74% (L + 6.00%/M)	3/13/2020	2/6/2026	14,185	14,114	14,114
	First lien (3)(10)(11) - Drawn	7.74% (L + 6.00%/M)	3/13/2020	2/6/2025	101	101	101
					14,286	14,215	14,215	1.30%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)(10)	9.95% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,855	14,175	1.30%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Diligent Corporation
Software	First lien (2)(10)	6.95% (L + 5.50%/S)	10/30/2019	4/14/2022	$6,825	$6,767	$6,683
	First lien (3)(10)	6.93% (L + 5.50%/S)	12/19/2018	4/14/2022	5,352	5,326	5,240
	First lien (3)(10)	7.42% (L + 5.50%/S)	12/19/2018	4/14/2022	2,061	2,051	2,018
	First lien (2)(10)	6.95% (L + 5.50%/S)	10/30/2019	4/14/2022	140	139	137
					14,378	14,283	14,078	1.29%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	8.95% (L + 7.50%/Q)	4/18/2016	10/19/2023	15,000	14,787	13,856	1.27%
JAMF Holdings, Inc.
Software	First lien (8)(10)	8.70% (L + 7.00%/Q)	11/13/2017	11/11/2022	8,757	8,707	8,758
	First lien (2)(10)	8.70% (L + 7.00%/Q)	11/8/2019	11/11/2022	4,582	4,552	4,582
					13,339	13,259	13,340	1.22%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	12.28% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	13,090	13,020	12,437
	First lien (3)(10)(11) - Drawn	12.28% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	900	893	855
					13,990	13,913	13,292	1.22%
Ministry Brands, LLC
Software	First lien (2)(10)	5.62% (L + 4.00%/M)	12/7/2016	12/2/2022	2,925	2,918	2,796
	Second lien (8)(10)	10.51% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,806	7,598
	Second lien (3)(10)	10.51% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,151	2,093
	First lien (3)(10)(11) - Drawn	6.16% (L + 5.00%/M)	12/7/2016	12/2/2022	575	572	550
					13,500	13,447	13,037	1.20%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(10)	8.13% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,390	13,013	1.19%
Geo Parent Corporation
Business Services	First lien (2)(10)	6.24% (L + 5.25%/M)	12/13/2018	12/19/2025	13,033	12,977	12,599	1.16%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(10)	9.07% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,353	12,163	1.12%
PaySimple, Inc.
Software	First lien (2)(10)	6.46% (L + 5.50%/M)	8/19/2019	8/23/2025	9,833	9,742	9,597
	First lien (3)(10)(11) - Drawn	6.56% (L + 5.50%/M)	8/19/2019	8/23/2025	2,174	2,132	2,122
					12,007	11,874	11,719	1.08%
Castle Management Borrower LLC
Business Services	First lien (2)(10)	7.95% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,217	13,168	11,299	1.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (8)(10)	6.49% (L + 5.50%/M)	5/24/2019	5/29/2026	$11,026	$10,940	$10,782
	First lien (3)(10)(11) - Drawn	6.49% (L + 5.50%/M)	5/24/2019	5/30/2025	460	455	449
					11,486	11,395	11,231	1.03%
OEConnection LLC
Business Services	Second lien (2)(10)	9.32% (L + 8.25%/S)	9/25/2019	9/25/2027	12,044	11,929	11,173	1.03%
CHA Holdings, Inc.
Business Services	Second lien (4)(10)	9.82% (L + 8.75%/S)	4/3/2018	4/10/2026	7,012	6,954	6,758
	Second lien (3)(10)	9.82% (L + 8.75%/S)	4/3/2018	4/10/2026	4,453	4,416	4,291
					11,465	11,370	11,049	1.01%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(10)	—	5/3/2013	—	14,500	14,500	10,354	0.95%
CFS Management, LLC
Healthcare Services	First lien (2)(10)	7.34% (L + 5.75%/S)	8/6/2019	7/1/2024	11,703	11,651	10,335	0.95%
NorthStar Financial Services Group, LLC
Software	Second lien (5)(10)	8.49% (L + 7.50%/M)	5/23/2018	5/25/2026	10,607	10,585	10,000	0.92%
Vectra Co.
Business Products	Second lien (8)(10)	8.24% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,755	9,955	0.91%
Masergy Holdings, Inc.
Business Services	Second lien (2)(10)	8.56% (L + 7.50%/S)	12/14/2016	12/16/2024	10,500	10,460	9,953	0.91%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)(10)	6.45% (L + 5.00%/Q)	7/30/2019	7/31/2026	9,975	9,929	9,695	0.89%
Teneo Holdings, LLC
Business Services	First lien (2)(10)	6.25% (L + 5.25%/Q)	7/15/2019	7/11/2025	9,950	9,770	9,553	0.88%
Quartz Holding Company
Software	Second lien (3)(10)	8.86% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,817	9,369	0.86%
Zywave, Inc.
Software	Second lien (4)(10)	10.80% (L + 9.00%/Q)	11/22/2016	11/17/2023	6,980	6,948	6,793
	Second lien (4)(10)	10.80% (L + 9.00%/Q)	12/3/2019	11/17/2023	600	596	584
	First lien (3)(10)(11) - Drawn	6.00% (L + 5.00%/M)	11/22/2016	11/17/2022	2,000	1,985	1,960
					9,580	9,529	9,337	0.86%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)(10)	6.96% (L + 5.25%/Q)	5/22/2019	7/10/2026	9,975	9,860	9,329	0.86%
VT Topco, Inc.
Business Services	Second lien (4)(10)	8.45% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,979	9,192	0.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
AgKnowledge Holdings Company, Inc.
Business Services	First lien (4)(10)	5.82% (L + 4.75%/S)	11/30/2018	7/21/2023	$9,332	$9,297	$9,136	0.84%
Wrike, Inc.
Software	First lien (8)(10)	7.83% (L + 6.75%/S)	12/31/2018	12/31/2024	9,067	8,991	9,058	0.83%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)(10)	6.50% (L + 5.50%/M)	2/22/2017	8/16/2022	8,901	8,762	8,795	0.81%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	9.00% (L + 8.00%/M)	7/15/2016	7/15/2021	7,513	7,496	7,449
	First lien (4)(10)	9.00% (L + 8.00%/M)	7/15/2016	7/15/2021	1,252	1,249	1,242
					8,765	8,745	8,691	0.80%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)(10)	6.20% (L + 4.75%/Q)	3/18/2019	10/24/2022	9,871	9,726	8,602	0.79%
Recorded Future, Inc.
Software	First lien (8)(10)	7.25% (L + 6.25%/M)	8/26/2019	7/3/2025	6,250	6,221	6,219
	First lien (3)(10)(11) - Drawn	7.25% (L + 6.25%/M)	8/26/2019	7/3/2025	500	498	497
					6,750	6,719	6,716	0.62%
DealerSocket, Inc.
Software	First lien (2)(10)	6.84% (L + 5.25%/S)	4/16/2018	4/26/2023	6,593	6,561	6,345	0.58%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)(10)	7.74% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,706	6,024	0.55%
Restaurant Technologies, Inc.
Business Services	Second lien (4)(10)	7.95% (L + 6.50%/Q)	9/24/2018	10/1/2026	6,722	6,707	6,005	0.55%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)(10)	7.74% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,706	5,949	0.55%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,852	4,931	0.45%
ADG, LLC
Healthcare Services	Second lien (3)(10)	11.92% (L + 10.00% PIK/S)*	10/3/2016	3/28/2024	5,422	5,375	2,753	0.25%
Sphera Solutions, Inc.
Software	First lien (2)(10)	8.50% (L + 7.00%/Q)	9/10/2019	6/14/2022	2,483	2,462	2,458	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Education Management Corporation (13)
Education Management II LLC
Education	First lien (2)	8.75% (P + 5.50%/S)(25)	1/5/2015	7/2/2020	$208	$202	$2
	First lien (3)	8.75% (P + 5.50%/S)(25)	1/5/2015	7/2/2020	117	114	1
	First lien (2)	14.00% (P + 8.50%/M)(25)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	14.00% (P + 8.50%/M)(25)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	11.75% (P + 8.50%/Q)(25)	1/5/2015	7/2/2020	142	117	—
	First lien (2)	11.75% (P + 8.50%/Q)(25)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/Q)(25)	1/5/2015	7/2/2020	80	66	—
	First lien (3)	11.75% (P + 8.50%/Q)(25)	1/5/2015	7/2/2020	2	2	—
					1,022	961	3	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (25)(26)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,412,269	$2,391,489	$2,259,871	207.43%
Total Funded Debt Investments					$2,569,106	$2,547,345	$2,405,909	220.84%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	9/1/2017	—	77,537	$7,674	$7,722	0.71%
Total Shares - Hong Kong						$7,674	$7,722	0.71%
Equity - United States
Avatar Topco, Inc. (23)
Education	Preferred shares (3)(10)	—	11/17/2017	—	35,750	$47,619	$48,375	4.44%
Symplr Software Intermediate Holdings, Inc. (24)
Healthcare Information Technology	Preferred shares (4)(10)	—	11/30/2018	—	7,500	8,770	8,381
	Preferred shares (3)(10)	—	11/30/2018	—	2,586	3,023	2,890
						11,793	11,271	1.02%
Tenawa Resource Holdings LLC (14)
QID NGL LLC	Preferred shares (6)(10)	—	10/30/2017	—	1,623,385	1,623	1,937
Specialty Chemicals & Materials	Ordinary shares (6)(10)	—	5/12/2014	—	5,290,997	5,291	4,732
						6,914	6,669	0.61%
Alert Holding Company, Inc. (15)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(10)	—	5/31/2019	—	6,111	6,657	6,647	0.61%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ancora Acquisition LLC
Education	Preferred shares (9)(10)	—	8/12/2013	—	372	$83	$158	0.01%
Education Management Corporation (13)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$73,535	$73,120	6.70%
Total Shares						$81,209	$80,842	7.41%
Warrants - United States						.
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2014	5/5/2026	622	$37	$781	0.06%
Ancora Acquisition LLC
Education	Warrants (9)(10)	—	8/12/2013	8/12/2020	20	—	—	—%
Total Warrants - United States						$37	$781	0.06%
Total Funded Investments						$2,628,591	$2,487,532	228.31%
Unfunded Debt Investments - Canada
Wolfpack IP Co.**
Software	First lien (3)(10)(11) - Undrawn	—	6/14/2019	6/13/2025	$909	$(9)	$(9)	(0.00)%
Total Unfunded Debt Investments - Canada					$909	$(9)	$(9)	(0.00)%
Unfunded Debt Investments - United States						`
JAMF Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/13/2017	11/11/2022	$1,086	$(10)	$—	—%
iCIMS, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/12/2018	9/12/2024	2,915	(29)	—	—%
Apptio, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	1/10/2019	1/10/2025	2,066	(41)	—	—%
Wrike, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	(1)	—%
TDG Group Holding Company
Consumer Services	First lien (3)(10)(11) - Undrawn	—	5/22/2018	5/31/2024	57	—	(3)	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Recorded Future, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/26/2019	1/3/2021	$500	$(3)	$(3)
	First lien (3)(10)(11) - Undrawn	—	8/26/2019	7/3/2025	250	(1)	(1)
					750	(4)	(4)	(0.00)%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(10)(11) - Undrawn	—	2/20/2020	2/20/2026	900	(4)	(4)	(0.00)%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(10)(11) - Undrawn	—	3/13/2020	2/6/2025	912	(5)	(5)	(0.00)%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	(5)	(0.00)%
Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	5/24/2019	5/30/2025	470	(5)	(10)	(0.00)%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	(11)	(0.00)%
Instructure, Inc.**
Software	First lien (3)(10)(11) - Undrawn	—	3/24/2020	3/24/2026	2,036	(13)	(13)	(0.00)%
Bullhorn, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/24/2019	10/1/2021	923	(7)	(18)	(0.00)%
Ministry Brands, LLC
Software	First lien (3)(10)(11) - Undrawn	—	12/7/2016	12/2/2022	425	(2)	(19)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(21)	(0.00)%
MRI Software LLC
Software	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2026	1,001	(5)	(5)
	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2022	4,389	—	(22)
					5,390	(5)	(27)	(0.00)%
PaySimple, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/19/2019	8/24/2020	1,044	—	(25)	(0.00)%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	1,004	(8)	(29)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Integral Ad Science, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	7/19/2018	7/19/2023	$1,807	$(18)	$(33)	(0.00)%
Finalsite Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	(37)	(0.00)%
Kaseya Traverse Inc.
Software	First lien (3)(10)(11) - Undrawn	—	5/9/2019	5/3/2021	2,873	—	(39)
	First lien (3)(10)(11) - Undrawn	—	5/9/2019	5/2/2025	23	—	—
					2,896	—	(39)	(0.00)%
Conservice, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	1/3/2019	11/29/2024	918	(5)	(12)
	First lien (3)(10)(11) - Undrawn	—	1/3/2019	6/30/2020	2,283	—	(29)
					3,201	(5)	(41)	(0.00)%
Integro Parent Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	6/8/2018	4/30/2022	6,743	(34)	(49)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(11) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	(63)	(0.01)%
Associations, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	7/30/2018	7/30/2021	2,948	(18)	(68)	(0.01)%
YLG Holdings, Inc.
Business Services	First lien (5)(10)(11) - Undrawn	—	11/1/2019	4/30/2021	2,381	—	(63)
	First lien (3)(10)(11) - Undrawn	—	11/1/2019	10/31/2025	397	(2)	(10)
					2,778	(2)	(73)	(0.01)%
GC Waves Holdings, Inc.**
Business Services	First lien (3)(10)(11) - Undrawn	—	10/31/2019	11/1/2021	8,395	—	(63)
	First lien (3)(10)(11) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	(30)
					12,346	(30)	(93)	(0.01)%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(10)(11) - Undrawn	—	8/7/2019	7/16/2021	7,391	—	(99)	(0.01)%
ConnectWise, LLC
Software	First lien (3)(10)(11) - Undrawn	—	11/26/2019	2/28/2025	4,248	(27)	(110)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Diligent Corporation
Software	First lien (3)(10)(11) - Undrawn	—	12/19/2018	12/19/2020	$5,977	$(37)	$(124)	(0.01)%
CoolSys, Inc.
Industrial Services	First lien (3)(10)(11) - Undrawn	—	11/20/2019	11/19/2021	5,600	—	(128)	(0.02)%
Salient CRGT Inc.
Federal Services	First lien (3)(10)(11) - Undrawn	—	6/26/2018	11/29/2021	4,025	(322)	(191)	(0.03)%
GS Acquisitionco, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/7/2019	8/2/2021	17,947	—	(316)
	First lien (3)(10)(11) - Undrawn	—	8/7/2019	5/24/2024	2,351	(15)	(41)
					20,298	(15)	(357)	(0.03)%
CFS Management, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	8/6/2019	7/1/2024	3,468	(17)	(405)	(0.04)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	12/19/2016	4/16/2020	2,437	(10)	(696)	(0.07)%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	9/17/2018	8/16/2020	17,077	(85)	(1,276)	(0.12)%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	50	—	(4)
	First lien (3)(10)(11) - Undrawn	—	4/16/2019	4/16/2021	17,396	—	(1,571)
					17,446	—	(1,575)	(0.14)%
Total Unfunded Debt Investments - United States					$147,711	$(821)	$(5,652)	(0.52)%
Total Unfunded Debt Investments					$148,620	$(830)	$(5,661)	(0.52)%
Total Non-Controlled/Non-Affiliated Investments						$2,627,761	$2,481,871	227.79%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Affiliated Investments (27)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(10)	14.02% (L + 7.50% + 5.00% PIK/Q)*	6/14/2018	6/30/2022	$10,633	$10,633	$9,571
	First lien (3)(10)(11) - Drawn	7.50% (L + 6.50%/M)	6/14/2018	6/30/2022	17,700	17,700	15,930
	Subordinated (3)(10)	18.00% PIK/Q*	12/26/2018	6/30/2022	3,005	3,005	2,479
	Subordinated (3)(10)	14.00% PIK/Q(25)*	10/31/2016	10/15/2021	2,735	2,735	1,853
	Subordinated (3)(10)	14.00% PIK/Q(25)*	10/31/2016	10/15/2021	1,409	1,409	954
					35,482	35,482	30,787	2.83%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(10)	15.00% PIK/Q*	9/12/2019	9/12/2023	1,496	1,466	1,272	0.12%
Total Funded Debt Investments - United States					$36,978	$36,948	$32,059	2.95%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	$23,000	$22,073	2.03%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	7/31/2017	—	25,000,000	11,501	5,181
	Ordinary shares (3)(10)	—	7/31/2017	—	2,786,000	1,281	577
						12,782	5,758	0.53%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)(25)	—	10/31/2016	—	1,929,949	5,714	—
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	—
						$7,064	$—	—%
Total Shares - United States						$42,846	$27,831	2.56%
Total Funded Investments						$79,794	$59,890	5.51%
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(10)(11) - Undrawn	—	6/14/2018	6/30/2022	$2,300	$—	$(230)	(0.02)%
Total Unfunded Debt Investments - United States					$2,250	$—	$(230)	(0.02)%
Total Non-Controlled/Affiliated Investments						$79,794	$59,660	5.49%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Controlled Investments (28)
Funded Debt Investments - United Kingdom
Edmentum Ultimate Holdings, LLC (16)
EducationCity Limited**
Education	First lien (3)(10)(11) - Drawn	10.00%/S	1/24/2020	8/31/2020	$3,000	$3,000	$2,945	0.27%
Total Funded Debt Investments - United Kingdom					$3,000	$3,000	$2,945	0.27%
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	First lien (2)(10)	10.28% (L + 4.50% + 4.00% PIK/Q)*	8/6/2018	6/9/2021	$10,170	$9,385	$9,983
	First lien (3)(10)(11) - Drawn	10.00%/S	1/24/2020	8/31/2020	5,000	5,000	4,908
	Second lien (3)(10)	7.00% PIK/Q*	2/23/2018	12/9/2021	12,213	11,844	11,410
	Second lien (3)(10)(11) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	7,967	7,967	7,821
	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2015	12/9/2021	5,441	5,440	4,902
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2015	12/9/2021	20,999	20,999	17,263
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2015	12/9/2021	5,166	5,166	4,247
					66,956	65,801	60,534	5.57%
NHME Holdings Corp. (21)
National HME, Inc.
Healthcare Services	Second lien (3)(10)	12.00% PIK/Q*	11/27/2018	5/27/2024	17,033	13,688	12,349
	Second lien (3)(10)	12.00% PIK/Q*	11/27/2018	5/27/2024	9,413	8,592	8,236
					26,446	22,280	20,585	1.89%
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	8.11% (L + 5.50% + 1.00% PIK/Q)*	6/29/2018	8/20/2024	12,447	12,447	10,997
	First lien (3)(10)	8.11% (L + 5.50% + 1.00% PIK/Q)*	3/16/2020	8/20/2024	4,682	4,682	4,136
	First lien (2)(10)	8.11% (L + 5.50% + 1.00% PIK/Q)*	6/29/2018	8/20/2024	2,490	2,490	2,199
					19,619	19,619	17,332	1.59%
Total Funded Debt Investments - United States					$113,021	$107,700	$98,451	9.05%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	$7,345	$10,481	0.96%
Total Shares - Canada						$7,345	$10,481	0.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(10)	—	5/4/2018	—	—	$110,000	$106,271	9.75%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	79,400	76,288	7.00%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(10)(20)	—	8/17/2018	—	9,024,006	9,024	7,933
	Preferred shares (3)(10)(20)	—	8/29/2019	—	5,363,390	5,363	4,882
	Preferred shares (3)(10)(19)	—	6/30/2017	—	16,495,268	16,495	13,435
	Preferred shares (2)(10)(18)(25)	—	1/13/2015	—	29,326,545	26,946	15,279
	Preferred shares (3)(10)(18)(25)	—	1/13/2015	—	8,104,462	7,447	4,223
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	199
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	532	189
						67,732	46,140	4.24%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	44,070	45,461	4.16%
NM GLCR LP
Net Lease	Membership interest (7)(10)	—	2/1/2018	—	—	14,750	22,282	2.05%
NM CLFX LP
Net Lease	Membership interest (7)(10)	—	10/6/2017	—	—	12,538	11,709	1.07%
NM APP US LLC
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	5,080	6,529	0.60%
NM YI, LLC
Net Lease	Membership interest (7)(10)	—	9/30/2019	—	—	6,272	5,897	0.54%
NM DRVT LLC
Net Lease	Membership interest (7)(10)	—	11/18/2016	—	—	5,152	5,783	0.53%
NHME Holdings Corp.(21)
Healthcare Services	Ordinary shares (3)(10)	—	11/27/2018	—	640,000	4,000	4,000	0.37%
NM JRA LLC
Net Lease	Membership interest (7)(10)	—	8/12/2016	—	—	2,043	3,522	0.32%
NM KRLN LLC
Net Lease	Membership interest (7)(10)	—	11/15/2016	—	—	7,627	1,058	0.10%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	452	456	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC(16)
Education	Ordinary shares (3)(10)	—	6/9/2015	—	123,968	$11	$136
	Ordinary shares (2)(10)	—	6/9/2015	—	107,143	9	118
						20	254	0.02%
Total Shares - United States						$359,136	$335,650	30.79%
Total Shares						$366,481	$346,131	31.75%
Warrants - United States
Edmentum Ultimate Holdings, LLC(16)
Education	Warrants (3)(10)	—	2/23/2018	5/5/2026	1,141,846	$769	$1,259	0.11%
NHME Holdings Corp.(21)
Healthcare Services	Warrants (3)(10)	—	11/27/2018	—	160,000	1,000	1,000	0.09%
Total Warrants - United States						$1,769	$2,259	0.20%
Total Funded Investments						$478,950	$449,786	41.28%
Total Controlled Investments						$478,950	$449,786	41.28%
Total Investments						$3,186,505	$2,991,317	274.58%

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

(9)	Investment is held in NMF Ancora Holdings, Inc.

(10)	The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.

(11)
Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.

(12)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2020.

(13)
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

(14)
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

(15)
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

(16)
The Company holds investments in Edmentum Ultimate Holdings, LLC and its related entities. The Company holds subordinated notes, ordinary equity, and warrants in Edmentum Ultimate Holdings, LLC, holds a first lien promissory note in EducationCity Limited and holds a first lien term loan, first lien promissory note, second lien revolver and a second lien term loan in Edmentum, Inc. and Archipelago Learning, Inc., which are wholly-owned subsidiaries of Edmentum Ultimate Holdings, LLC.

(17)	The Company holds preferred equity in Permian Holdco 1, Inc. that is entitled to receive cumulative preferential dividends at a rate of 12.0% per annum payable in additional shares.

(18)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.

(19)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.

(20)	The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.

(21)	The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as second lien term loans in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.

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

(25)	Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.

(26)
The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of March 31, 2020. See Note 2. Summary of Significant Accounting Policies, for details.

(27)
Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2020 and December 31, 2019, along with transactions during the three months ended March 31, 2020 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2020	Interest Income	Dividend Income	Other Income
NMFC Senior Loan Program I LLC	$23,000	$—	$—	$—	$(927)	$22,073	$—	$720	$267
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	40,621	(3,012)	(75)	—	(6,977)	30,557	1,013	(3,418)	15
Sierra Hamilton Holdings Corporation	9,906	56	—	—	(2,932)	7,030	56	—	9
Total Non-Controlled/Affiliated Investments	$73,527	$(2,956)	$(75)	$—	$(10,836)	$59,660	$1,069	$(2,698)	$291

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands, except shares)
(unaudited)

(28)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of March 31, 2020 and December 31, 2019, along with transactions during the three months ended March 31, 2020 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2020	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$79,112	$9,667	$(42)	$4	$(23,745)	$64,992	$1,702	$—	$80
National HME, Inc./NHME Holdings Corp.	24,979	948	—	—	(342)	25,585	948	—	—
NM APP CANADA CORP	10,774	—	—	—	(293)	10,481	—	240	—
NM APP US LLC	6,834	—	—	—	(305)	6,529	—	137	—
NM CLFX LP	12,723	—	—	—	(1,014)	11,709	—	395	—
NM DRVT LLC	6,016	—	—	—	(233)	5,783	—	118	—
NM JRA LLC	3,700	—	—	—	(178)	3,522	—	67	—
NM GLCR LP	23,800	—	—	—	(1,518)	22,282	—	460	—
NM KRLN LLC	2,379	117	—	—	(1,438)	1,058	—	—	—
NM NL Holdings, L.P.	48,308	—	—	—	(2,847)	45,461	—	1,152	—
NM GP Holdco, LLC	487	—	—	—	(31)	456	—	12	—
NM YI LLC	6,339	—	—	—	(442)	5,897	—	193	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	(3,112)	76,288	—	2,581	—
NMFC Senior Loan Program III LLC	100,000	10,000	—	—	(3,729)	106,271	—	2,874	—
UniTek Global Services, Inc.	68,101	9,001	(49)	—	(13,581)	63,472	331	2,638	113
Total Controlled Investments	$472,952	$29,733	$(91)	$4	$(52,808)	$449,786	$2,981	$10,867	$193

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2020, 16.0% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2020
(unaudited)

March 31, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	59.83%
Second lien	23.29%
Subordinated	1.57%
Equity and other	15.31%
Total investments	100.00%

March 31, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	28.44%
Business Services	20.71%
Healthcare Services	15.49%
Education	7.14%
Investment Fund (includes investments in joint ventures)	6.84%
Net Lease	3.78%
Healthcare Information Technology	3.50%
Federal Services	3.35%
Consumer Services	2.63%
Distribution & Logistics	2.16%
Specialty Chemicals & Materials	2.00%
Energy	1.26%
Industrial Services	1.07%
Food & Beverage	0.89%
Packaging	0.41%
Business Products	0.33%
Total investments	100.00%

March 31, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.01%
Fixed rates	4.99%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
DealerSocket, Inc.
Software	First lien (2)	6.66% (L + 4.75%/Q)	4/16/2018	4/26/2023	$6,610	$6,576	$6,544
	First lien (3)(10) - Drawn	7.05% (L + 5.25%/M)	4/16/2018	4/26/2023	168	167	166
					6,778	6,743	6,710	0.52%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.30% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,707	6,705	0.52%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	8.55% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,705	6,657	0.52%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	8.55% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,705	6,530	0.51%
Recorded Future, Inc.
Software	First lien (8)(9)	8.55% (L + 6.75%/M)	8/26/2019	7/3/2025	6,250	6,220	6,219	0.48%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,844	5,316	0.41%
ADG, LLC
Healthcare Services	Second lien (3)(9)	11.92% (L + 10.00%/S)	10/3/2016	3/28/2024	5,264	5,215	4,213	0.33%
Sphera Solutions, Inc.
Software	First lien (2)(9)	9.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	2,489	2,466	2,464	0.19%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.81% (L + 4.75%/Q)	1/3/2017	1/5/2024	2,034	2,021	2,020	0.16%
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	208	202	2
	First lien (3)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	117	114	1
	First lien (2)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	142	117	—
	First lien (2)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	80	66	—
	First lien (3)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	2	2	—
					1,022	961	3	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (24)(25)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,408,610	$2,385,761	$2,375,987	185.12%
Total Funded Debt Investments					$2,565,531	$2,541,672	$2,530,242	197.14%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(9)(21)	—	9/1/2017	—	75,184	$7,439	$7,518	0.59%
Total Shares - Hong Kong						$7,439	$7,518	0.59%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(9)(22)	—	11/17/2017	—	35,750	$46,093	$47,165	3.67%
Symplr Software Intermediate Holdings, Inc.(23)
Healthcare Information Technology	Preferred shares (4)(9)	—	11/30/2018	—	7,500	8,502	8,571
	Preferred shares (3)(9)	—	11/30/2018	—	2,586	2,931	2,955
						11,433	11,526	0.90%
Tenawa Resource Holdings LLC (13)
QID NGL LLC	Ordinary shares (6)(9)	—	5/12/2014	—	5,290,997	5,291	8,445
Energy	Preferred shares (6)(9)	—	10/30/2017	—	1,623,385	1,623	2,727
						6,914	11,172	0.87%
Alert Holding Company, Inc. (14)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(9)	—	5/31/2019	—	6,111	6,459	6,452	0.50%
Education Management Corporation(12)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$71,368	$76,315	5.94%
Total Shares						$78,807	$83,833	6.53%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(9)	—	5/5/2014	5/5/2026	622	$37	$898	0.07%
Total Warrants - United States						$37	$898	0.07%
Total Funded Investments						$2,620,516	$2,614,973	203.74%
Unfunded Debt Investments - Canada
Wolfpack IP Co.**
Software	First lien (3)(9)(10) - Undrawn	—	6/14/2019	6/13/2025	$909	$(9)	$(9)	(0.00)%
Total Unfunded Debt Investments - Canada					$909	$(9)	$(9)	(0.00)%
Unfunded Debt Investments - United States
NM GRC Holdco, LLC
Business Services	First lien (2)(9)(10) - Undrawn	—	2/9/2018	2/9/2020	$771	$(2)	$—	—%
Ministry Brands, LLC
Software	First lien (3)(9)(10) - Undrawn	—	12/7/2016	12/2/2022	800	(4)	—	—%
Wrike, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Xactly Corporation
Software	First lien (3)(9)(10) - Undrawn	—	7/31/2017	7/29/2022	$992	$(10)	$—	—%
Zywave, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/22/2016	11/17/2022	1,330	(10)	—	—%
JAMF Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	11/13/2017	11/11/2022	1,086	(10)	—	—%
Trader Interactive, LLC
Business Services	First lien (3)(9)(10) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	4/16/2019	4/16/2021	20,426	—	—
	First lien (3)(9)(10) - Undrawn	—	7/2/2015	7/2/2021	1,492	(15)	—
					21,918	(15)	—	—%
Affinity Dental Management, Inc.
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/15/2017	3/15/2023	1,738	(17)	—	—%
Integral Ad Science, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	7/19/2018	7/19/2023	1,807	(18)	—	—%
Finalsite Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	—	—%
TDG Group Holding Company
Consumer Services	First lien (3)(9)(10) - Undrawn	—	5/22/2018	5/31/2024	5,044	(25)	—	—%
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	2,915	(29)	—	—%
Associations, Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2021	3,161	(20)	—
	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	—
					5,194	(33)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	6/8/2018	4/30/2022	6,743	(34)	—	—%
Diligent Corporation
Software	First lien (3)(9)(10) - Undrawn	—	12/19/2018	12/19/2020	5,977	(37)	—	—%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/17/2018	8/16/2020	17,077	(85)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	(1)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10) - Undrawn	—	4/16/2018	4/26/2023	392	(3)	(4)	(0.00)%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	First lien (2)(9)	8.41% (L + 5.50% + 1.00% PIK/Q)*	6/29/2018	8/20/2024	$12,448	$12,448	$11,068
	First lien (2)(9)	8.41% (L + 5.50% + 1.00% PIK/Q)*	6/29/2018	8/20/2024	2,490	2,490	2,214
					14,938	14,938	13,282	1.03%
Total Funded Debt Investments - United States					$101,142	$95,446	$92,373	7.20%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	$7,345	$10,774	0.84%
Total Shares - Canada						$7,345	$10,774	0.84%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(9)	—	5/4/2018	—	—	$100,000	$100,000	7.80%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(9)	—	5/3/2016	—	—	79,400	79,400	6.20%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(9)(19)	—	8/29/2019	—	3,492,227	3,492	3,347
	Preferred shares (3)(9)(19)	—	8/17/2018	—	8,594,292	8,594	7,979
	Preferred shares (3)(9)(18)	—	6/30/2017	—	15,747,272	15,747	13,909
	Preferred shares (2)(9)(17)	—	1/13/2015	—	28,369,088	25,989	22,766
	Preferred shares (3)(9)(17)	—	1/13/2015	—	7,839,866	7,182	6,292
	Ordinary shares (2)(9)	—	1/13/2015	—	2,096,477	1,925	270
	Ordinary shares (3)(9)	—	1/13/2015	—	1,993,749	532	256
						63,461	54,819	4.27%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	44,070	48,308	3.76%
NM GLCR LP
Net Lease	Membership interest (7)(9)	—	2/1/2018	—	—	14,750	23,800	1.85%
NM CLFX LP
Net Lease	Membership interest (7)(9)	—	10/6/2017	—	—	12,538	12,723	0.99%
NM APP US LLC
Net Lease	Membership interest (7)(9)	—	9/13/2016	—	—	5,080	6,834	0.53%
NM YI, LLC
Net Lease	Membership interest (7)(9)	—	9/30/2019	—	—	6,272	6,339	0.49%
NM DRVT LLC
Net Lease	Membership interest (7)(9)	—	11/18/2016	—	—	5,152	6,016	0.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NHME Holdings Corp.(20)
Healthcare Services	Ordinary shares (3)(9)	—	11/27/2018	—	640,000	$4,000	$4,000	0.31%
NM JRA LLC
Net Lease	Membership interest (7)(9)	—	8/12/2016	—	—	2,043	3,700	0.29%
Edmentum Ultimate Holdings, LLC (15)
Education	Ordinary shares (3)(9)	—	6/9/2015	—	123,968	11	1,806
	Ordinary shares (2)(9)	—	6/9/2015	—	107,143	9	1,561
						20	3,367	0.26%
NM KRLN LLC
Net Lease	Membership interest (7)(9)	—	11/15/2016	—	—	7,510	2,379	0.19%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	452	487	0.04%
Total Shares - United States						$344,748	$352,172	27.44%
Total Shares						$352,093	$362,946	28.28%
Warrants - United States
Edmentum Ultimate Holdings, LLC(15)
Education	Warrants (3)(9)	—	2/23/2018	5/5/2026	1,141,846	$769	$16,633	1.29%
NHME Holdings Corp.(20)
Healthcare Services	Warrants (3)(9)	—	11/27/2018	—	160,000	1,000	1,000	0.08%
Total Warrants - United States						$1,769	$17,633	1.37%
Total Funded Investments						$449,308	$472,952	36.85%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(9)(10) - Undrawn	—	6/9/2015	12/9/2021	$298	$—	$—	—%
Total Unfunded Debt Investments - United States					$298	$—	$—	—%
Total Controlled Investments						$449,308	$472,952	36.85%
Total Investments						$3,151,541	$3,160,280	246.23%

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

(27)
Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of December 31, 2019 and December 31, 2018 along with transactions during the year ended December 31, 2019 in which the issuer was a controlled investment, is as follows:

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

**
Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2019, 14.5% of the Company’s total investments were non-qualifying assets.

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2020
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through March 31, 2020, NMFC raised approximately $893,183 in net proceeds from additional offerings of its common stock.
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
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to ‘‘triple net’’ leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2020, the Company’s top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP and its majority-owned consolidated subsidiary: NMNLC.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020.
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

i.
Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value.

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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2020.

On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11,315. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by NMFC in exchange for a promissory note with a principal amount of $11,315 and a 7.0% interest rate, which was repaid by NMNLC to NMFC on March 31, 2020.

Below is certain summarized property information for NMNLC as of March 31, 2020:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2020
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$45,917
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	22,282
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,709
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,481
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,529
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	5,897
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,783
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,522
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	1,058
					$113,178
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2020 and December 31, 2019, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $21,422 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2020 and December 31, 2019.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2020 and March 31, 2019, the Company recognized PIK and non-cash interest from investments of $3,490 and $2,960, respectively, and PIK and non-cash dividends from investments of $1,544 and $4,310, respectively.
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
For the three months ended March 31, 2020 and March 31, 2019, the Company recognized a total income tax benefit of approximately $898 and $93, respectively, for the Company’s consolidated subsidiaries. For the three months ended March 31, 2020 and March 31, 2019, the Company recorded current income tax expense of approximately $0 and $17, respectively, and deferred income tax benefit of approximately $898 and $110, respectively.
As of March 31, 2020 and December 31, 2019, the Company had $14 and $912, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.

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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock. Under the repurchase program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2019, the Company's board of directors extended the Company's repurchase program and the Company expects the repurchase program to be in place until the earlier of December 31, 2020 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three months ended March 31, 2020 and March 31, 2019, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the share repurchase program.
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with “Net change in unrealized appreciation (depreciation)” and “Net realized gains (losses)” in the Company’s Consolidated Statements of Operations.
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

Note 3. Investments
At March 31, 2020, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,890,570	$1,789,750
Second lien	745,487	696,740
Subordinated	58,106	46,983
Equity and other	492,342	457,844
Total investments	$3,186,505	$2,991,317
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$871,898	$850,864
Business Services	677,977	619,387
Healthcare Services	520,016	463,398
Education	230,268	213,626
Investment Fund (includes investments in joint ventures)	212,400	204,632
Net Lease	105,329	113,178
Healthcare Information Technology	106,745	104,760
Federal Services	104,898	100,284
Consumer Services	81,535	78,546
Distribution & Logistics	73,134	64,668
Specialty Chemicals & Materials	59,976	59,779
Energy	56,794	37,587
Industrial Services	32,659	31,942
Food & Beverage	27,768	26,548
Packaging	14,353	12,163
Business Products	10,755	9,955
Total investments	$3,186,505	$2,991,317

At December 31, 2019, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,803,747	$1,801,615
Second lien	796,921	788,868
Subordinated	71,904	66,774
Equity and other	478,969	503,023
Total investments	$3,151,541	$3,160,280
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$764,875	$765,499
Business Services	667,493	650,384
Healthcare Services	552,499	551,471
Education	267,064	285,781
Investment Funds (includes investments in joint ventures)	202,400	202,400
Net Lease	105,212	121,360
Distribution & Logistics	106,403	106,878
Federal Services	103,179	101,675
Energy	105,689	100,699
Healthcare Information Technology	99,581	100,050
Consumer Services	91,474	90,424
Industrial Services	32,736	32,708
Food & Beverage	27,834	27,957
Packaging	14,348	12,476
Business Products	10,754	10,518
Total investments	$3,151,541	$3,160,280

As of December 31, 2019, the Company placed its preferred shares in Permian Holdco 1, Inc. on non-accrual status. As of March 31, 2020, the Company placed its subordinated positions in Permian Holdco 2, Inc. on non-accrual status. As of March 31, 2020, the Company's investments in Permian Holdco 1, Inc. and Permian Holdco 2, Inc., which were placed on non-accrual status, had an aggregate cost basis of $9,858 and an aggregate fair value of $2,807. During the three months ended March 31, 2020, the Company reversed $3,418 of previously recorded PIK dividends related to its investment in Permian Holdco 1, Inc. as the Company believes these PIK dividends will ultimately not be collectible.

As of March 31, 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. on non-accrual status. As of March 31, 2020, the Company's investments in UniTek Global Services, Inc., which were placed on non-accrual status, had an aggregate cost basis of $34,393 and an aggregate fair value of $19,502.

During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of March 31, 2020, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $961, an aggregate fair value of $3 and total unearned interest income of $28 for the three months then ended.
As of March 31, 2020, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $47,891 and $0, respectively. As of March 31, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $103,029. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2020.
As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $66,061 and $0, respectively. As of December 31, 2019, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $137,781. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2019.

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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. As of March 31, 2020 and December 31, 2019, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $10,354 and $10,354, respectively, which is reflective of the higher inherent risk in this transaction.
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
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of March 31, 2020, SLP I had total investments with an aggregate fair value of approximately $272,911, debt outstanding of $227,967 and capital that had been called and funded of $93,000. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313,702, debt outstanding of $227,367 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2020 and December 31, 2019.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2020 and March 31, 2019, the Company earned approximately $267 and $283, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2020 and December 31, 2019, approximately $545 and $277, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2020 and March 31, 2019, the Company earned approximately $720 and $726, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2020 and December 31, 2019, approximately $812 and $747, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between the Company and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from the

Company and SkyKnight. SLP II's investment period was until April 12, 2020 and SLP II will continue in existence until April 12, 2022. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of March 31, 2020, the Company and SkyKnight have committed and contributed $79,400 and $20,060, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2020 and December 31, 2019.
On April 12, 2016, SLP II entered into its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum. As of March 31, 2020 and December 31, 2019, SLP II had total investments with an aggregate fair value of approximately $291,822 and $339,985, respectively, and debt outstanding under its credit facility of $236,770 and $246,870, respectively. As of March 31, 2020 and December 31, 2019, none of SLP II's investments were on non-accrual. Additionally, as of March 31, 2020 and December 31, 2019, SLP II had unfunded commitments in the form of delayed draws of $1,344 and $3,155, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
First lien investments (1)	$335,833	$351,160
Weighted average interest rate on first lien investments (2)	5.74%	6.29%
Number of portfolio companies in SLP II	36	37
Largest portfolio company investment (1)	$17,411	$17,456
Total of five largest portfolio company investments (1)	$78,467	$78,932

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of March 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	5.53% (L + 3.75%)	2/27/2025	$4,649	$4,631	$3,835
ADG, LLC	Healthcare Services	7.17% (L + 4.75% + 0.50% PIK)	9/28/2023	16,185	16,096	13,328
Advisor Group Holdings, Inc.	Consumer Services	5.99% (L + 5.00%)	7/31/2026	4,988	4,941	3,840
Bearcat Buyer, Inc.	Healthcare Services	5.70% (L + 4.25%)	7/9/2026	90	90	86
Bearcat Buyer, Inc.	Healthcare Services	5.70% (L + 4.25%)	7/9/2026	1,375	1,369	1,318
Bleriot US Bidco Inc.	Federal Services	7.00% (P + 3.75%)	10/31/2026	1,351	1,338	1,179
Bleriot US Bidco Inc.	Federal Services	6.20% (L + 4.75%)	10/30/2026	8,649	8,565	7,546
Brave Parent Holdings, Inc.	Software	5.78% (L + 4.00%)	4/18/2025	11,680	11,647	10,201
CentralSquare Technologies, LLC	Software	5.20% (L + 3.75%)	8/29/2025	14,813	14,782	11,554
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	2,042	2,033	1,991
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	10,670	10,633	10,363
CommerceHub, Inc.	Software	4.49% (L + 3.50%)	5/21/2025	2,456	2,447	2,063
Dealer Tire, LLC	Distribution & Logistics	5.24% (L + 4.25%)	12/12/2025	7,481	7,463	6,210
Drilling Info Holdings, Inc.	Business Services	5.24% (L + 4.25%)	7/30/2025	14,720	14,668	13,599
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,413	7,351	7,144
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,145	3,114	2,809
Fastlane Parent Company, Inc.	Distribution & Logistics	5.49% (L + 4.50%)	2/4/2026	3,465	3,405	2,997
Greenway Health, LLC	Software	4.82% (L + 3.75%)	2/16/2024	14,588	14,543	9,555
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,444	4,402	3,845
Institutional Shareholder Services Inc.	Business Services	5.57% (L + 4.50%)	3/5/2026	13,860	13,739	11,573
Keystone Acquisition Corp.	Healthcare Services	6.70% (L + 5.25%)	5/1/2024	5,265	5,231	4,968
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	1,879	1,877	1,738
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	7,280	7,272	6,734
Market Track, LLC	Business Services	6.03% (L + 4.25%)	6/5/2024	11,670	11,632	9,686
MediaOcean, LLC	Software	4.99% (L + 4.00%)	8/18/2025	4,392	4,380	4,018
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,788	2,779	2,481
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	2,089	2,084	1,997
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	878	875	839
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	12,128	12,096	11,592
NorthStar Financial Services Group, LLC	Software	4.49% (L + 3.50%)	5/25/2025	5,885	5,862	4,796
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.87% (L + 5.25%)	4/29/2024	10,211	10,178	9,548
Premise Health Holding Corp.	Healthcare Services	4.95% (L + 3.50%)	7/10/2025	1,369	1,363	1,261
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,513	12,468	9,698
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,052	3,031	2,819
Quest Software US Holdings Inc.	Software	6.03% (L + 4.25%)	5/16/2025	14,812	14,755	13,673
Salient CRGT Inc.	Federal Services	7.57% (L + 6.50%)	2/28/2022	13,040	12,985	12,421
Wirepath LLC	Distribution & Logistics	5.07% (L + 4.00%)	8/5/2024	14,775	14,775	12,928
WP CityMD Bidco LLC	Healthcare Services	5.95% (L + 4.50%)	8/13/2026	14,963	14,822	13,504
Wrench Group LLC	Consumer Services	5.00% (L + 4.00%)	4/30/2026	459	454	390
Wrench Group LLC	Consumer Services	5.45% (L + 4.00%)	4/30/2026	4,466	4,426	3,796
YI, LLC	Healthcare Services	5.45% (L + 4.00%)	11/7/2024	14,763	14,754	11,441
Zelis Cost Management Buyer, Inc.	Healthcare I.T.	5.74% (L + 4.75%)	9/30/2026	10,337	10,238	9,562
Zywave, Inc.	Software	6.78% (L + 5.00%)	11/17/2022	16,931	16,890	16,593
Zywave, Inc.	Software	6.78% (L + 5.00%)	11/17/2022	480	476	471
Total Funded Investments				$334,489	$332,960	$291,990
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(8)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(4)
Wrench Group LLC	Consumer Services	—	4/30/2021	1,040	—	(156)
Total Unfunded Investments				$1,344	$(1)	$(168)
Total Investments				$335,833	$332,959	$291,822

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2020.

(2)
Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). The Company's board of directors does not determine the fair value of the investments held by SLP II.

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

Below is certain summarized financial information for SLP II as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and March 31, 2019:

Selected Balance Sheet Information:	March 31, 2020	December 31, 2019
Investments at fair value (cost of $332,959 and $346,321, respectively)	$291,822	$339,985
Cash and other assets	8,364	8,159
Total assets	$300,186	$348,144

Credit facility	$236,770	$246,870
Deferred financing costs	(1,188)	(1,408)
Distribution payable	3,250	3,250
Payable for unsettled securities purchased	—	3,113
Other liabilities	2,175	2,367
Total liabilities	241,007	254,192

Members' capital	$59,179	$93,952
Total liabilities and members' capital	$300,186	$348,144

Selected Statement of Operations	Three Months Ended
Information:	March 31, 2020	March 31, 2019
Interest income	$5,447	$6,223
Other income	53	26
Total investment income	5,500	6,249

Interest and other financing expenses	2,145	2,773
Other expenses	132	135
Total expenses	2,277	2,908
Net investment income	3,223	3,341

Net realized gains on investments	56	8
Net change in unrealized (depreciation) appreciation of investments	(34,801)	1,547
Net (decrease) increase in members' capital	$(31,522)	$4,896
For the three months ended March 31, 2020 and March 31, 2019, the Company earned approximately $2,581 and $3,176, respectively, of dividend income related to SLP II, which is included in dividend income. As of March 31, 2020 and December 31, 2019, approximately $2,581 and $2,581, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of March 31, 2020, NMFC Senior Loan Program III LLC ("SLP III") is considered a significant unconsolidated subsidiary under Regulation S-X Rule 10-01(b)(1). Based on the requirements under Regulation S-X 10-01(b)(1), the summarized consolidated financial information of SLP III is shown below.
NMFC Senior Loan Program III LLC
SLP III was formed as a Delaware limited liability company and commenced operations on April 25, 2018. SLP III is structured as a private joint venture investment fund between the Company and SkyKnight Income II, LLC (“SkyKnight II”) and operates under a limited liability company agreement (the "SLP III Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP III, which has equal representation from the Company and SkyKnight II. SLP III has a five year investment period and will continue in existence until April 25, 2025. The investment period may be extended for up to one year pursuant to certain terms of the SLP III Agreement.
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2020, the Company and SkyKnight II have committed $120,000 and $30,000, respectively, of equity to SLP III. As of March 31, 2020, the Company and SkyKnight II have contributed $110,000 and $27,500, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2020 and December 31, 2019.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $450,000. As of March 31, 2020 and December 31, 2019, SLP III had total investments with an aggregate fair value of approximately $462,537 and $475,198, respectively, and debt outstanding under its credit facility of $401,600 and $355,400, respectively. As of March 31, 2020 and December 31, 2019, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2020 and December 31, 2019, SLP III had unfunded commitments in the form of delayed draws of $9,878 and $10,608, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
First lien investments (1)	$543,798	$493,787
Weighted average interest rate on first lien investments (2)	5.34%	5.95%
Number of portfolio companies in SLP III	55	49
Largest portfolio company investment (1)	$23,894	$23,947
Total of five largest portfolio company investments (1)	$99,663	$99,906

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	5.53% (L + 3.75%)	2/27/2025	$874	$874	$721
Advisor Group Holdings, Inc.	Consumer Services	5.99% (L + 5.00%)	7/31/2026	4,988	4,941	3,840
Affordable Care Holding Corp.	Healthcare Services	6.20% (L + 4.75%)	10/24/2022	5,948	5,875	5,183
AG Parent Holdings, LLC	Healthcare Services	6.45% (L + 5.00%)	7/31/2026	12,469	12,411	12,118
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	6.13% (L + 4.25%)	10/9/2026	6,000	5,943	5,460
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,577	11,491	11,490
Ascensus Specialties LLC	Business Services	6.33% (L + 4.75%)	9/24/2026	9,975	9,928	9,950
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.99% (L + 4.00%)	6/11/2026	9,144	9,060	8,230
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.99% (L + 4.00%)	6/11/2026	1,437	1,427	1,293
Bearcat Buyer, Inc.	Healthcare Services	5.70% (L + 4.25%)	7/9/2026	19,803	19,712	18,983
Bearcat Buyer, Inc.	Healthcare Services	5.70% (L + 4.25%)	7/9/2026	1,299	1,293	1,245
Bleriot US Bidco Inc.	Federal Services	6.20% (L + 4.75%)	10/31/2026	4,324	4,282	3,773
Bleriot US Bidco Inc.	Federal Services	6.20% (L + 4.75%)	10/31/2026	676	669	590
Bluefin Holding, LLC	Software	5.25% (L + 4.25%)	9/4/2026	9,975	9,835	9,564
Bracket Intermediate Holding Corp.	Healthcare Services	6.16% (L + 4.25%)	9/5/2025	14,775	14,715	11,894
Brave Parent Holdings, Inc.	Software	5.78% (L + 4.00%)	4/18/2025	11,304	11,272	9,872
CentralSquare Technologies, LLC	Software	5.20% (L + 3.75%)	8/29/2025	14,813	14,783	11,554
Certara Holdco, Inc.	Healthcare I.T.	4.95% (L + 3.50%)	8/15/2024	1,259	1,262	1,070
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	985	985	957
CommerceHub, Inc.	Software	4.49% (L + 3.50%)	5/21/2025	14,738	14,681	12,379
Covenant Surgical Partners, Inc.	Healthcare Services	5.02% (L + 4.00%)	7/1/2026	9,950	9,859	8,408
CRCI Longhorn Holdings, Inc.	Business Services	4.49% (L + 3.50%)	8/8/2025	14,775	14,716	12,559
Dealer Tire, LLC	Distribution & Logistics	5.24% (L + 4.25%)	12/12/2025	9,975	9,950	8,279
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,748	14,719	11,725
Drilling Info Holdings, Inc.	Business Services	5.24% (L + 4.25%)	7/30/2025	18,719	18,643	17,292
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,413	7,351	7,144
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,931	3,892	3,512
EyeCare Partners, LLC	Healthcare Services	4.82% (L + 3.75%)	2/18/2027	12,162	12,147	10,054
Fastlane Parent Company, Inc.	Distribution & Logistics	5.49% (L + 4.50%)	2/4/2026	3,465	3,405	2,997
Greenway Health, LLC	Software	4.82% (L + 3.75%)	2/16/2024	14,633	14,641	9,584
Heartland Dental, LLC	Healthcare Services	4.74% (L + 3.75%)	4/30/2025	18,683	18,610	14,740
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	7,056	6,998	6,103
Idera, Inc.	Software	5.08% (L + 4.00%)	6/28/2024	5,558	5,535	4,891
Institutional Shareholder Services Inc.	Business Services	5.57% (L + 4.50%)	3/5/2026	990	981	827
Kestra Advisor Services Holdings A, Inc.	Business Services	5.24% (L + 4.25%)	6/3/2026	9,452	9,381	8,129
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	2,647	2,629	2,448
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	683	679	632
Market Track, LLC	Business Services	6.03% (L + 4.25%)	6/5/2024	4,765	4,761	3,955
MED ParentCo, LP	Healthcare Services	5.24% (L + 4.25%)	8/31/2026	10,350	10,259	8,720
MED ParentCo, LP	Healthcare Services	5.21% (L + 4.25%)	8/31/2026	1,816	1,799	1,530
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	4,537	4,523	4,337
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	878	875	839
National Intergovernmental Purchasing Alliance Company	Business Services	5.20% (L + 3.75%)	5/23/2025	8,768	8,764	7,453
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	5.12% (L + 4.00%)	3/9/2026	8,946	8,946	8,141
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	5.46% (L + 4.00%)	3/9/2026	406	406	370
Navex Topco, Inc.	Software	4.24% (L + 3.25%)	9/5/2025	18,348	18,197	15,940
Netsmart Technologies, Inc.	Healthcare I.T.	5.20% (L + 3.75%)	4/19/2023	10,304	10,304	9,376
Newport Group Holdings II, Inc.	Business Services	5.20% (L + 3.75%)	9/12/2025	4,925	4,905	4,297
NorthStar Financial Services Group, LLC	Software	4.49% (L + 3.50%)	5/25/2025	11,770	11,726	9,593
Outcomes Group Holdings, Inc.	Healthcare Services	5.11% (L + 3.50%)	10/24/2025	3,426	3,419	2,827
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,912	4,903	4,016
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.87% (L + 5.25%)	4/29/2024	15,391	15,334	14,390

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Premise Health Holding Corp.	Healthcare Services	4.95% (L + 3.50%)	7/10/2025	13,689	13,634	12,613
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,899	9,855	7,672
Quest Software US Holdings Inc.	Software	6.03% (L + 4.25%)	5/16/2025	14,811	14,756	13,673
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,450	2,448	2,021
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	5.70% (L + 4.25%)	7/30/2025	14,775	14,746	11,931
TIBCO Software Inc.	Software	4.74% (L + 3.75%)	6/30/2026	7,692	7,673	7,308
Wirepath LLC	Distribution & Logistics	5.07% (L + 4.00%)	8/5/2024	17,258	17,258	15,101
WP CityMD Bidco LLC	Healthcare Services	5.76% (L + 4.50%)	8/13/2026	20,019	19,831	18,067
VT Topco, Inc.	Business Services	4.95% (L + 3.50%)	8/1/2025	2,816	2,816	2,422
YI, LLC	Healthcare Services	5.07% (L + 4.00%)	11/7/2024	9,766	9,759	7,569
Total Funded Investments				$533,920	$531,472	$463,651
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$369	$(4)	$(37)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(116)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(310)
EyeCare Partners, LLC	Healthcare Services	—	2/18/2022	2,838	—	(492)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	776	(8)	(122)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(37)
Total Unfunded Investments				$9,878	$(49)	$(1,114)
Total Investments				$543,798	$531,423	$462,537

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2020.

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

Below is certain summarized financial information for SLP III as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and March 31, 2019:

Selected Balance Sheet Information:	March 31, 2020	December 31, 2019
Investments at fair value (cost of $531,423 and $480,736)	$462,537	$475,198
Cash and other assets	15,472	12,836
Total assets	$478,009	$488,034

Credit facility	$401,600	$355,400
Deferred financing costs	(2,773)	(2,385)
Payable for unsettled securities purchased	—	8,166
Distribution payable	3,592	3,650
Other liabilities	6,832	3,736
Total liabilities	409,251	368,567

Members' capital	$68,758	$119,467
Total liabilities and members' capital	$478,009	$488,034

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2020	March 31, 2019
Interest income	$7,407	$6,293
Other income	181	70
Total investment income	7,588	6,363

Interest and other financing expenses	3,696	3,391
Other expenses	157	138
Total expenses	3,853	3,529
Net investment income	3,735	2,834

Net realized (losses) gains on investments	(2)	33
Net change in unrealized (depreciation) appreciation of investments	(63,348)	2,967
Net (decrease) increase in members' capital	$(59,615)	$5,834
For the three months ended March 31, 2020 and March 31, 2019, the Company earned approximately $2,874 and $2,720, respectively, of dividend income related to SLP III, which is included in dividend income. As of March 31, 2020 and December 31, 2019, approximately $2,874 and $2,920, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
The Company's financial condition and portfolio companies may be negatively impacted by the recent outbreak of the novel strain of coronavirus ("COVID-19"). On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent which the COVID-19 crisis will impact our financial condition and portfolio companies will depend on future developments affecting not only us, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of spread of the disease.

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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2020:

	Total	Level I	Level II	Level III
First lien	$1,789,750	$—	$50,695	$1,739,055
Second lien	696,740	—	67,542	629,198
Subordinated	46,983	—	4,931	42,052
Equity and other	457,844	—	—	457,844
Total investments	$2,991,317	$—	$123,168	$2,868,149
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2019:

	Total	Level I	Level II	Level III
First lien	$1,801,615	$—	$263,192	$1,538,423
Second lien	788,868	—	369,477	419,391
Subordinated	66,774	—	20,870	45,904
Equity and other	503,023	—	—	503,023
Total investments	$3,160,280	$—	$653,539	$2,506,741

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2020:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2019	$2,506,741	$1,538,423	$419,391	$45,904	$503,023
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(102)	(185)	—	—	83
Net change in unrealized (depreciation) appreciation	(181,399)	(86,236)	(31,724)	(4,888)	(58,551)
Purchases, including capitalized PIK and revolver fundings	220,476	195,654	10,497	1,036	13,289
Proceeds from sales and paydowns of investments	(97,561)	(57,470)	(40,091)	—	—
Transfers into Level III(1)	434,918	148,869	286,049	—	—
Transfers out of Level III(1)	(14,924)	—	(14,924)	—	—
Fair Value, March 31, 2020	$2,868,149	$1,739,055	$629,198	$42,052	$457,844
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(181,745)	$(86,312)	$(31,994)	$(4,888)	$(58,551)

(1)
As of March 31, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Total gains or losses included in earnings:
Net realized gains on investments	38	31	7	—	—
Net change in unrealized appreciation (depreciation)	9,784	1,906	1,240	(480)	7,118
Purchases, including capitalized PIK and revolver fundings	149,741	95,493	47,055	1,284	5,909
Proceeds from sales and paydowns of investments	(10,711)	(7,854)	(2,857)	—	—
Transfers into Level III (1)	104,983	36,971	68,012	—	—
Transfers out of Level III (1)	(110,121)	(6,359)	(103,762)	—	—
Fair Value, March 31, 2019	$1,918,785	$1,107,716	$316,510	$40,891	$453,668
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,784	$1,906	$1,240	$(480)	$7,118

(1)
As of March 31, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2020 and March 31, 2019. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2020 and December 31, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2020 were as follows:

				Range
Type	Fair Value as of March 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,664,385	Market & income approach	EBITDA multiple	2.0x	31.5x	11.4x
			Revenue multiple	3.5x	11.0x	6.9x
			Discount rate	5.3%	21.7%	10.1%
	34,359	Market quote	Broker quote	N/A	N/A	N/A
	40,311	Other	N/A(1)	N/A	N/A	N/A
Second lien	629,198	Market & income approach	EBITDA multiple	4.3x	32.0x	9.0x
			Revenue multiple	0.3x	0.4x	0.4x
			Discount rate	8.9%	24.7%	12.1%
Subordinated	42,052	Market & income approach	EBITDA multiple	3.8x	15.0x	11.0x
			Discount rate	15.8%	42.9%	26.0%
Equity and other	456,905	Market & income approach	EBITDA multiple	4.5x	19.5x	11.9x
			Revenue multiple	0.3x	0.4x	0.4x
			Discount rate	6.4%	44.3%	15.1%
	781	Black Scholes analysis	Expected life in years	6.0	6.0	6.0
			Volatility	56.8%	56.8%	56.8%
			Discount rate	2.4%	2.4%	2.4%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,868,149

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
	$2,506,741
Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of March 31, 2020, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes and the 2019A Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of March 31, 2020 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the 2018 Convertible Notes and the 5.75% Unsecured Notes (as defined in Note 7. Borrowings) as of March 31, 2020 was $165,046 and $44,484, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of March 31, 2020 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company’s portfolio companies conduct their operations, as well as general economic, political and public health conditions (including the COVID-19 outbreak), may have a significant negative impact on the operations and profitability of the Company’s investments and/or on the fair value of the Company’s investments. The Company’s investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of March 31, 2020 and March 31, 2019 was approximately $790,562 and $632,173, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2020 and March 31, 2019, management fees waived were approximately $3,543 and $2,533, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of March 31, 2020), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Management fee	$13,858	$10,975
Less: management fee waiver	(3,543)	(2,533)
Total management fee	10,315	8,442
Incentive fee, excluding accrued capital gains incentive fees	$7,826	$6,863
Accrued capital gains incentive fees(1)	$—	$—

(1)
As of March 31, 2020 and March 31, 2019, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2020 and March 31, 2019, approximately $655 and $723, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $0, respectively, were waived by the Administrator. As of March 31, 2020 and December 31, 2019, approximately $1,257 and $602, respectively, of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2020 and March 31, 2019, the reimbursement to the Administrator represented approximately 0.02% and 0.02%, respectively, of the Company's gross assets.
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
The Company has adopted a formal code of ethics that governs the conduct of its officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware General Corporation Law.
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
On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.63 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11,315. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by the Company in exchange for a promissory note with a principal amount of $11,315 and a 7.0% interest rate, which was repaid by NMNLC to the Company on March 31, 2020.
On March 30, 2020, the Company entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2022. Refer to Note 7. Borrowings for discussion of the Unsecured Management Company Revolver (defined below).
Note 7. Borrowings
As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2020, the Company’s asset coverage ratio was 164.1%.

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
As of March 31, 2020, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $800,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$5,421	$6,338
Non-usage fee	$212	$117
Amortization of financing costs	$329	$679
Weighted average interest rate	3.5%	4.5%
Effective interest rate	3.8%	5.1%
Average debt outstanding	$629,542	$566,338
As of March 31, 2020 and December 31, 2019, the outstanding balance on the Holdings Credit Facility was $569,163 and $661,563, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the NMFC Credit Facility is June 4, 2022.
As of March 31, 2020, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$1,940	$1,019
Non-usage fee	$—	$50
Amortization of financing costs	$34	$122
Weighted average interest rate	4.1%	5.1%
Effective interest rate	4.2%	5.9%
Average debt outstanding	$188,500	$81,500
As of March 31, 2020 and December 31, 2019, the outstanding balance on the NMFC Credit Facility was $188,500 and $188,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, among the Company, as the Borrower and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). As of March 31, 2020, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $30,000 and no borrowings were outstanding. Subsequent to March 31, 2020, the Unsecured Management Company Revolver's maximum amount of revolving borrowings available was increased to $50,000 (see Note 14—Subsequent Events).
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
As of March 31, 2020, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense(1)	$2,641	$535
Non-usage fee(1)	$57	$77
Amortization of financing costs	$159	$65
Weighted average interest rate	4.5%	5.6%
Effective interest rate	4.9%	7.1%
Average debt outstanding	$235,055	$38,456

(1)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

As of March 31, 2020 and December 31, 2019, the outstanding balance on the DB Credit Facility was $270,000 and $230,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
As of March 31, 2020, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30,000. For the three months ended March 31, 2020, interest expense, non-usage fees and amortization of financing costs were $0, $11, and $11, respectively. For the three months ended March 31, 2019, interest expense, non-usage fees and amortization of financing costs were $0, $11 and $28, respectively. As of March 31, 2020 and December 31, 2019, the outstanding balance on the NMNLC Credit Facility was $0 and $0, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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
2018 Convertible Notes—On August 20, 2018, the Company closed a registered public offering of $100,000 aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, the Company issued an additional $15,000 aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes. On June 7, 2019, the Company closed a registered public offering of an additional

$86,250 aggregate principal amount of the 2018 Convertible Notes. These additional 2018 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115,000 aggregate principal amount of 2018 Convertible Notes that the Company issued in August 2018.
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
The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes as of March 31, 2020.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at March 31, 2020	10.0%
Conversion rate at March 31, 2020(1)(2)	65.8762
Conversion price at March 31, 2020(2)(3)	$15.18
Last conversion price calculation date	August 20, 2019

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the 2018 Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2020 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$2,893	$3,594
Amortization of financing costs	$99	$346
Amortization of premium	$(26)	$(27)
Weighted average interest rate	5.8%	5.4%
Effective interest rate	5.9%	5.9%
Average debt outstanding	$201,250	$270,250
As of March 31, 2020 and December 31, 2019, the outstanding balance on the Convertible Notes was $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$5,960	$4,360
Amortization of financing costs	$317	$275
Weighted average interest rate	5.3%	5.3%
Effective interest rate	5.6%	5.6%
Average debt outstanding	$453,250	$336,750
As of March 31, 2020 and December 31, 2019, the outstanding balance on the Unsecured Notes was $453,250 and $453,250, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of March 31, 2020 and December 31, 2019, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of March 31, 2020 and December 31, 2019, SBIC II had regulatory capital of $75,000 and $64,500, respectively, and $150,000 and $75,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2020.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15,000	3.548%	0.222%
September 25, 2019	September 1, 2029	19,000	2.283%	0.222%
March 25, 2020	March 1, 2030	24,000	2.078%	0.222%
March 25, 2020	March 1, 2030	17,000	2.078%	0.222%
March 25, 2020	March 1, 2030	24,000	2.078%	0.275%
Interim SBA-guaranteed debentures(2):
	September 1, 2030 (3)	30,000	1.279%	0.275%
	September 1, 2030 (3)	21,000	1.393%	0.275%
Total SBA-guaranteed debentures		$300,000

(1)	SBA-guaranteed debentures are held in SBIC I.

(2)	SBA-guaranteed debentures are held in SBIC II.

(3)	Estimated maturity date as interim SBA-debentures are expected to pool in September 2020.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$1,823	$1,345
Amortization of financing costs	$202	$136
Weighted average interest rate	3.0%	3.3%
Effective interest rate	3.4%	3.6%
Average debt outstanding	$243,099	$165,000
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2020 and December 31, 2019, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2020, the Company had unfunded commitments on revolving credit facilities of $47,891, no outstanding bridge financing commitments and other future funding commitments of $103,029. As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities of $66,061, no outstanding bridge financing commitments and other future funding commitments of $137,781. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility and the NMNLC Credit Facility as of March 31, 2020 and December 31, 2019. See Note 7. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of March 31, 2020 and December 31, 2019, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $34,248, respectively, which could require funding in the future.
As of March 31, 2020, the Company had unfunded commitments related to an equity investment in SLP III of $10,000, which may be funded at the Company's discretion.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared the novel strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended March 31, 2020 and subsequent to March 31, 2020, COVID-19 has had a significant impact on the U.S. economy and the Company. The Company has experienced a significant reduction in its net asset value as of March 31, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets.
The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on the its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2020:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation		Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	Total	NMNLC	Net Assets
Net assets at December 31, 2019	96,827,342	$968	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468	$—	$1,283,468
Distributions declared	—	—	—	(32,921)	—	—	(32,921)	—	(32,921)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	11,315	11,315
Net increase (decrease) in net assets resulting from operations	—	—	—	31,305	114	(203,776)	(172,357)	(65)	(172,422)
Net assets at March 31, 2020	96,827,342	$968	$1,287,853	$89,717	$(85,334)	$(215,014)	$1,078,190	$11,250	$1,089,440
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2019:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Net assets at December 31, 2018	76,106,372	$761	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269
Issuances of common stock	4,413,058	44	60,617	—	—	—	60,661
Deferred offering costs	—	—	(229)	—	—	—	(229)
Distributions declared	—	—	—	(27,342)	—	—	(27,342)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,450	46	16,424	43,920
Net assets at March 31, 2019	80,519,430	$805	$1,096,017	$62,083	$(86,292)	$10,666	$1,083,279

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase (decrease) in the Company’s net assets per share resulting from operations for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Earnings per share—basic
Numerator for basic earnings per share:	$(172,357)	$43,920
Denominator for basic weighted average share:	96,827,342	78,457,641
Basic earnings per share:	$(1.78)	$0.56
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$(172,357)	$43,920
Adjustment for interest on Convertible Notes and incentive fees, net	2,314	2,875
Numerator for diluted earnings per share:	$(170,043)	$46,795
Denominator for basic weighted average share	96,827,342	78,457,641
Adjustment for dilutive effect of Convertible Notes	13,257,585	17,399,889
Denominator for diluted weighted average share	110,084,927	95,857,530
Diluted earnings per share	$(1.78)	$0.49

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2020 there was anti-dilution. For the three months ended March 31, 2019, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Per share data(1):
Net asset value, January 1, 2020 and January 1, 2019, respectively	$13.26	$13.22
Net investment income	0.32	0.35
Net realized and unrealized gains (losses)(2)	(2.10)	0.22
Total net (decrease) increase	(1.78)	0.57
Distributions declared to stockholders from net investment income	(0.34)	(0.34)
Net asset value, March 31, 2020 and March 31, 2019, respectively	$11.14	$13.45
Per share market value, March 31, 2020 and March 31, 2019, respectively	$6.80	$13.57
Total return based on market value(3)	(48.02)%	10.57%
Total return based on net asset value(4)	(13.46)%	4.34%
Shares outstanding at end of period	96,827,342	80,519,430
Average weighted shares outstanding for the period	96,827,342	78,457,641
Average net assets for the period	$1,281,212	$1,082,424
Ratio to average net assets:
Net investment income	9.83%	10.28%
Total expenses, before waivers/reimbursements	14.54%	14.71%
Total expenses, net of waivers/reimbursements	13.43%	13.77%
Average debt outstanding—Holdings Credit Facility	$629,542	$566,338
Average debt outstanding—Unsecured Notes	453,250	336,750
Average debt outstanding—SBA-guaranteed debentures	243,099	165,000
Average debt outstanding—DB Credit Facility	235,055	38,456
Average debt outstanding—Convertible Notes	201,250	270,250
Average debt outstanding—NMFC Credit Facility	188,500	81,500
Asset coverage ratio(5)	164.08%	179.71%
Portfolio turnover	5.66%	0.23%

(1)	Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).

(2)	Includes the accretive effect of common stock issuances per share, which for the three months ended March 31, 2020 and March 31, 2019 were $0.00 and $0.01, respectively.

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

Note 13. Recent Accounting Standards Updates
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2020.
Note 14. Subsequent Events

On April 29, 2020, the Company’s board of directors declared a second quarter 2020 distribution of $0.30 per share payable on June 30, 2020 to holders of record as of June 16, 2020.

On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”) including the consolidated schedule of investments, as of March 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2019, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.
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
May 6, 2020

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including the impact of interest and inflation rates, and the COVID-19 pandemic on the industries in which we invest;

•	our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives and the impact of COVID-19 pandemic thereon;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•
actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related and other vehicles; and

•	the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2019 and in this quarterly report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2019 and in this quarterly report on Form 10-Q.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through March 31, 2020, we raised approximately $893.2 million in net proceeds from additional offerings of our common stock.
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
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of ours, which acquires commercial real estate properties that are subject to ‘‘triple net’’ leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code;
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2020, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of March 31, 2020, our net asset value was approximately $1,078.2 million and our portfolio had a fair value of approximately $2,991.3 million in 114 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 8.5% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 8.2%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On April 29, 2020, our board of directors declared a second quarter 2020 distribution of $0.30 per share payable on June 30, 2020 to holders of record as of June 16, 2020.

On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million.

COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy. The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, we may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.

An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a significant reduction in our net asset value as of March 31, 2020, as compared to our net asset value as of December 31, 2019. As of March 31, 2020, we are in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of March 31, 2020. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Monitoring of Portfolio Investments”.

We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows in the future.
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
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMFDB, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP and our majority-owned consolidated subsidiary, NMNLC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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

i.
Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. We will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, we will use one or more of the methodologies outlined below to determine fair value;

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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,789,750	$—	$50,695	$1,739,055
Second lien	696,740	—	67,542	629,198
Subordinated	46,983	—	4,931	42,052
Equity and other	457,844	—	—	457,844
Total investments	$2,991,317	$—	$123,168	$2,868,149
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

These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,664,385	Market & income approach	EBITDA multiple	2.0x	31.5x	11.4x
			Revenue multiple	3.5x	11.0x	6.9x
			Discount rate	5.3%	21.7%	10.1%
	34,359	Market quote	Broker quote	N/A	N/A	N/A
	40,311	Other	N/A(1)	N/A	N/A	N/A
Second lien	629,198	Market & income approach	EBITDA multiple	4.3x	32.0x	9.0x
			Revenue multiple	0.3x	0.4x	0.4x
			Discount rate	8.9%	24.7%	12.1%
Subordinated	42,052	Market & income approach	EBITDA multiple	3.8x	15.0x	11.0x
			Discount rate	15.8%	42.9%	26.0%
Equity and other	456,905	Market & income approach	EBITDA multiple	4.5x	19.5x	11.9x
			Revenue multiple	0.3x	0.4x	0.4x
			Discount rate	6.4%	44.3%	15.1%
	781	Black Scholes analysis	Expected life in years	6.0	6.0	6.0
			Volatility	56.8%	56.8%	56.8%
			Discount rate	2.4%	2.4%	2.4%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,868,149

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
SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of March 31, 2020, SLP I had total investments with an aggregate fair value of approximately $272.9 million, debt outstanding of $228.0 million and capital that had been called and funded of $93.0 million. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313.7 million, debt outstanding of $227.4 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of March 31, 2020 and December 31, 2019.
We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three months ended March 31, 2020 and March 31, 2019, we earned approximately $0.3 million and $0.3 million, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2020 and December 31, 2019, approximately $0.5 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2020 and March 31, 2019, we earned approximately $0.7 million and $0.7 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2020 and December 31, 2019, approximately $0.8 million and $0.7 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of March 31, 2020, we and SkyKnight have committed and contributed $79.4 million and $20.1 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of March 31, 2020 and December 31, 2019.
On April 12, 2016, SLP II entered into its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the LIBOR plus 1.60% per annum. As of March 31, 2020 and December 31, 2019, SLP II had total investments with an aggregate fair value of approximately $291.8 million and $340.0 million, respectively, and debt outstanding under its credit facility of $236.8 million and $246.9 million, respectively. As of March 31, 2020 and December 31, 2019, none of SLP II's investments were on non-accrual. Additionally, as of March 31, 2020 and December 31, 2019, SLP II had unfunded commitments in the form of delayed draws of $1.3 million and $3.2 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
First lien investments (1)	$335,833	351,160
Weighted average interest rate on first lien investments (2)	5.74%	6.29%
Number of portfolio companies in SLP II	36	37
Largest portfolio company investment (1)	$17,411	17,456
Total of five largest portfolio company investments (1)	$78,467	78,932

(1)	Reflects principal amount or par value of investments.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of March 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	5.53% (L + 3.75%)	2/27/2025	$4,649	$4,631	$3,835
ADG, LLC	Healthcare Services	7.17% (L + 4.75% + 0.50% PIK)	9/28/2023	16,185	16,096	13,328
Advisor Group Holdings, Inc.	Consumer Services	5.99% (L + 5.00%)	7/31/2026	4,988	4,941	3,840
Bearcat Buyer, Inc.	Healthcare Services	5.70% (L + 4.25%)	7/9/2026	90	90	86
Bearcat Buyer, Inc.	Healthcare Services	5.70% (L + 4.25%)	7/9/2026	1,375	1,369	1,318
Bleriot US Bidco Inc.	Federal Services	7.00% (P + 3.75%)	10/31/2026	1,351	1,338	1,179
Bleriot US Bidco Inc.	Federal Services	6.20% (L + 4.75%)	10/30/2026	8,649	8,565	7,546
Brave Parent Holdings, Inc.	Software	5.78% (L + 4.00%)	4/18/2025	11,680	11,647	10,201
CentralSquare Technologies, LLC	Software	5.20% (L + 3.75%)	8/29/2025	14,813	14,782	11,554
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	2,042	2,033	1,991
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	10,670	10,633	10,363
CommerceHub, Inc.	Software	4.49% (L + 3.50%)	5/21/2025	2,456	2,447	2,063
Dealer Tire, LLC	Distribution & Logistics	5.24% (L + 4.25%)	12/12/2025	7,481	7,463	6,210
Drilling Info Holdings, Inc.	Business Services	5.24% (L + 4.25%)	7/30/2025	14,720	14,668	13,599
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,413	7,351	7,144
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,145	3,114	2,809
Fastlane Parent Company, Inc.	Distribution & Logistics	5.49% (L + 4.50%)	2/4/2026	3,465	3,405	2,997
Greenway Health, LLC	Software	4.82% (L + 3.75%)	2/16/2024	14,588	14,543	9,555
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,444	4,402	3,845
Institutional Shareholder Services Inc.	Business Services	5.57% (L + 4.50%)	3/5/2026	13,860	13,739	11,573
Keystone Acquisition Corp.	Healthcare Services	6.70% (L + 5.25%)	5/1/2024	5,265	5,231	4,968
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	1,879	1,877	1,738
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	7,280	7,272	6,734
Market Track, LLC	Business Services	6.03% (L + 4.25%)	6/5/2024	11,670	11,632	9,686
MediaOcean, LLC	Software	4.99% (L + 4.00%)	8/18/2025	4,392	4,380	4,018
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,788	2,779	2,481
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	2,089	2,084	1,997
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	878	875	839
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	12,128	12,096	11,592
NorthStar Financial Services Group, LLC	Software	4.49% (L + 3.50%)	5/25/2025	5,885	5,862	4,796
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.87% (L + 5.25%)	4/29/2024	10,211	10,178	9,548
Premise Health Holding Corp.	Healthcare Services	4.95% (L + 3.50%)	7/10/2025	1,369	1,363	1,261
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,513	12,468	9,698
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,052	3,031	2,819
Quest Software US Holdings Inc.	Software	6.03% (L + 4.25%)	5/16/2025	14,812	14,755	13,673
Salient CRGT Inc.	Federal Services	7.57% (L + 6.50%)	2/28/2022	13,040	12,985	12,421
Wirepath LLC	Distribution & Logistics	5.07% (L + 4.00%)	8/5/2024	14,775	14,775	12,928
WP CityMD Bidco LLC	Healthcare Services	5.95% (L + 4.50%)	8/13/2026	14,963	14,822	13,504
Wrench Group LLC	Consumer Services	5.00% (L + 4.00%)	4/30/2026	459	454	390
Wrench Group LLC	Consumer Services	5.45% (L + 4.00%)	4/30/2026	4,466	4,426	3,796
YI, LLC	Healthcare Services	5.45% (L + 4.00%)	11/7/2024	14,763	14,754	11,441
Zelis Cost Management Buyer, Inc.	Healthcare I.T.	5.74% (L + 4.75%)	9/30/2026	10,337	10,238	9,562
Zywave, Inc.	Software	6.78% (L + 5.00%)	11/17/2022	16,931	16,890	16,593
Zywave, Inc.	Software	6.78% (L + 5.00%)	11/17/2022	480	476	471
Total Funded Investments				$334,489	$332,960	$291,990
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(8)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(4)
Wrench Group LLC	Consumer Services	—	4/30/2021	1,040	—	(156)
Total Unfunded Investments				$1,344	$(1)	$(168)
Total Investments				$335,833	$332,959	$291,822

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2020.

(2)
Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). Our board of directors does not determine the fair value of the investments held by SLP II.

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$9,833	$9,794	$9,841
ADG, LLC	Healthcare Services	7.17% (L + 4.75% + 0.50% PIK)	9/28/2023	16,074	15,980	15,813
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,379	1,372	1,372
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	90	90	90
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	8,649	8,563	8,746
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	15,267	15,222	15,045
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	10,697	10,658	10,683
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	2,047	2,037	2,044
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	2,463	2,453	2,432
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	14,758	14,703	14,696
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.26% (L + 4.50%)	11/20/2026	3,145	3,113	3,171
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,625	14,578	13,053
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	4,444	4,400	4,428
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	4,446	4,417	4,449
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	13,895	13,769	13,687
Keystone Acquisition Corp.	Healthcare Services	7.19% (L + 5.25%)	5/1/2024	5,278	5,243	5,173
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	7,298	7,290	7,225
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	1,884	1,882	1,865
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	11,700	11,660	10,530
MediaOcean, LLC	Software	5.80% (L + 4.00%)	8/18/2025	7,392	7,372	7,410
Medical Solutions Holdings, Inc.	Healthcare Services	6.30% (L + 4.50%)	6/14/2024	2,795	2,786	2,791
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	12,160	12,124	12,160
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	2,095	2,089	2,095
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	5,885	5,861	5,789
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	10,237	10,203	10,193
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	1,372	1,367	1,358
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	13,545	13,494	13,511
PSC Industrial Holdings Corp.	Industrial Services	5.49% (L + 3.75%)	10/11/2024	7,305	7,252	7,269
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	14,850	14,790	14,739
Salient CRGT Inc.	Federal Services	8.29% (L + 6.50%)	2/28/2022	13,134	13,071	12,510
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	716	715	721
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	14,813	14,813	12,886
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	15,000	14,855	15,038
Wrench Group LLC	Consumer Services	6.19% (L + 4.25%)	4/30/2026	4,478	4,435	4,488
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	14,801	14,791	13,839
Zelis Cost Management Buyer, Inc.	Healthcare I.T.	6.55% (L + 4.75%)	9/30/2026	10,363	10,261	10,427
Zywave, Inc.	Software	6.93% (L + 5.00%)	11/17/2022	16,975	16,930	16,975
Zywave, Inc.	Software	6.84% (L + 5.00%)	11/17/2022	481	477	481
Total Funded Investments				$348,005	$346,336	$339,967

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Unfunded Investments - First lien
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	1,351	(14)	15
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	—
Wrench Group LLC	Consumer Services	—	4/30/2021	1,500	—	4
Total Unfunded Investments				3,155	(15)	18
Total Investments				$351,160	$346,321	$339,985

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

Below is certain summarized financial information for SLP II as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and March 31, 2019:

Selected Balance Sheet Information:	March 31, 2020	December 31, 2019
	(in thousands)	(in thousands)
Investments at fair value (cost of $332,959 and $346,321, respectively)	$291,822	$339,985
Cash and other assets	8,364	8,159
Total assets	$300,186	$348,144

Credit facility	$236,770	$246,870
Deferred financing costs	(1,188)	(1,408)
Distribution payable	3,250	3,250
Payable for unsettled securities purchased	—	3,113
Other liabilities	2,175	2,367
Total liabilities	241,007	254,192

Members' capital	$59,179	$93,952
Total liabilities and members' capital	$300,186	$348,144

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)	(in thousands)
Interest income	$5,447	$6,223
Other income	53	26
Total investment income	5,500	6,249

Interest and other financing expenses	2,145	2,773
Other expenses	132	135
Total expenses	2,277	2,908
Net investment income	3,223	3,341

Net realized gains on investments	56	8
Net change in unrealized (depreciation) appreciation of investments	(34,801)	1,547
Net (decrease) increase in members' capital	$(31,522)	$4,896
For the three months ended March 31, 2020 and March 31, 2019, we earned approximately $2.6 million and $3.2 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of March 31, 2020 and

December 31, 2019, approximately $2.6 million and $2.6 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2020, we and SkyKnight II have committed $120.0 million and $30.0 million, respectively, of equity to SLP III. As of March 31, 2020, we and SkyKnight II have contributed $110.0 million and $27.5 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of March 31, 2020 and December 31, 2019.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $450.0 million. As of March 31, 2020 and December 31, 2019, SLP III had total investments with an aggregate fair value of approximately $462.5 million and $475.2 million, respectively, and debt outstanding under its credit facility of $401.6 million and $355.4 million, respectively. As of March 31, 2020 and December 31, 2019, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2020 and December 31, 2019, SLP III had unfunded commitments in the form of delayed draws of $9.9 million and $10.6 million, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
First lien investments (1)	$543,798	493,787
Weighted average interest rate on first lien investments (2)	5.34%	5.95%
Number of portfolio companies in SLP III	55	49
Largest portfolio company investment (1)	$23,894	23,947
Total of five largest portfolio company investments (1)	$99,663	99,906

(1)	Reflects principal amount or par value of investment.

(2)	Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	5.53% (L + 3.75%)	2/27/2025	$874	$874	$721
Advisor Group Holdings, Inc.	Consumer Services	5.99% (L + 5.00%)	7/31/2026	4,988	4,941	3,840
Affordable Care Holding Corp.	Healthcare Services	6.20% (L + 4.75%)	10/24/2022	5,948	5,875	5,183
AG Parent Holdings, LLC	Healthcare Services	6.45% (L + 5.00%)	7/31/2026	12,469	12,411	12,118
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	6.13% (L + 4.25%)	10/9/2026	6,000	5,943	5,460
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,577	11,491	11,490
Ascensus Specialties LLC	Business Services	6.33% (L + 4.75%)	9/24/2026	9,975	9,928	9,950
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.99% (L + 4.00%)	6/11/2026	9,144	9,060	8,230
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.99% (L + 4.00%)	6/11/2026	1,437	1,427	1,293
Bearcat Buyer, Inc.	Healthcare Services	5.70% (L + 4.25%)	7/9/2026	19,803	19,712	18,983
Bearcat Buyer, Inc.	Healthcare Services	5.70% (L + 4.25%)	7/9/2026	1,299	1,293	1,245
Bleriot US Bidco Inc.	Federal Services	6.20% (L + 4.75%)	10/31/2026	4,324	4,282	3,773
Bleriot US Bidco Inc.	Federal Services	6.20% (L + 4.75%)	10/31/2026	676	669	590
Bluefin Holding, LLC	Software	5.25% (L + 4.25%)	9/4/2026	9,975	9,835	9,564
Bracket Intermediate Holding Corp.	Healthcare Services	6.16% (L + 4.25%)	9/5/2025	14,775	14,715	11,894
Brave Parent Holdings, Inc.	Software	5.78% (L + 4.00%)	4/18/2025	11,304	11,272	9,872
CentralSquare Technologies, LLC	Software	5.20% (L + 3.75%)	8/29/2025	14,813	14,783	11,554
Certara Holdco, Inc.	Healthcare I.T.	4.95% (L + 3.50%)	8/15/2024	1,259	1,262	1,070
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	985	985	957
CommerceHub, Inc.	Software	4.49% (L + 3.50%)	5/21/2025	14,738	14,681	12,379
Covenant Surgical Partners, Inc.	Healthcare Services	5.02% (L + 4.00%)	7/1/2026	9,950	9,859	8,408
CRCI Longhorn Holdings, Inc.	Business Services	4.49% (L + 3.50%)	8/8/2025	14,775	14,716	12,559
Dealer Tire, LLC	Distribution & Logistics	5.24% (L + 4.25%)	12/12/2025	9,975	9,950	8,279
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,748	14,719	11,725
Drilling Info Holdings, Inc.	Business Services	5.24% (L + 4.25%)	7/30/2025	18,719	18,643	17,292
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,413	7,351	7,144
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,931	3,892	3,512
EyeCare Partners, LLC	Healthcare Services	4.82% (L + 3.75%)	2/18/2027	12,162	12,147	10,054
Fastlane Parent Company, Inc.	Distribution & Logistics	5.49% (L + 4.50%)	2/4/2026	3,465	3,405	2,997
Greenway Health, LLC	Software	4.82% (L + 3.75%)	2/16/2024	14,633	14,641	9,584
Heartland Dental, LLC	Healthcare Services	4.74% (L + 3.75%)	4/30/2025	18,683	18,610	14,740
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	7,056	6,998	6,103
Idera, Inc.	Software	5.08% (L + 4.00%)	6/28/2024	5,558	5,535	4,891
Institutional Shareholder Services Inc.	Business Services	5.57% (L + 4.50%)	3/5/2026	990	981	827
Kestra Advisor Services Holdings A, Inc.	Business Services	5.24% (L + 4.25%)	6/3/2026	9,452	9,381	8,129
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	2,647	2,629	2,448
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	683	679	632
Market Track, LLC	Business Services	6.03% (L + 4.25%)	6/5/2024	4,765	4,761	3,955
MED ParentCo, LP	Healthcare Services	5.24% (L + 4.25%)	8/31/2026	10,350	10,259	8,720
MED ParentCo, LP	Healthcare Services	5.21% (L + 4.25%)	8/31/2026	1,816	1,799	1,530
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	4,537	4,523	4,337
Ministry Brands, LLC	Software	5.62% (L + 4.00%)	12/2/2022	878	875	839
National Intergovernmental Purchasing Alliance Company	Business Services	5.20% (L + 3.75%)	5/23/2025	8,768	8,764	7,453
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	5.12% (L + 4.00%)	3/9/2026	8,946	8,946	8,141
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	5.46% (L + 4.00%)	3/9/2026	406	406	370
Navex Topco, Inc.	Software	4.24% (L + 3.25%)	9/5/2025	18,348	18,197	15,940
Netsmart Technologies, Inc.	Healthcare I.T.	5.20% (L + 3.75%)	4/19/2023	10,304	10,304	9,376
Newport Group Holdings II, Inc.	Business Services	5.20% (L + 3.75%)	9/12/2025	4,925	4,905	4,297
NorthStar Financial Services Group, LLC	Software	4.49% (L + 3.50%)	5/25/2025	11,770	11,726	9,593
Outcomes Group Holdings, Inc.	Healthcare Services	5.11% (L + 3.50%)	10/24/2025	3,426	3,419	2,827
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,912	4,903	4,016

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.87% (L + 5.25%)	4/29/2024	$15,391	$15,334	$14,390
Premise Health Holding Corp.	Healthcare Services	4.95% (L + 3.50%)	7/10/2025	13,689	13,634	12,613
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,899	9,855	7,672
Quest Software US Holdings Inc.	Software	6.03% (L + 4.25%)	5/16/2025	14,811	14,756	13,673
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,450	2,448	2,021
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	5.70% (L + 4.25%)	7/30/2025	14,775	14,746	11,931
TIBCO Software Inc.	Software	4.74% (L + 3.75%)	6/30/2026	7,692	7,673	7,308
Wirepath LLC	Distribution & Logistics	5.07% (L + 4.00%)	8/5/2024	17,258	17,258	15,101
WP CityMD Bidco LLC	Healthcare Services	5.76% (L + 4.50%)	8/13/2026	20,019	19,831	18,067
VT Topco, Inc.	Business Services	4.95% (L + 3.50%)	8/1/2025	2,816	2,816	2,422
YI, LLC	Healthcare Services	5.07% (L + 4.00%)	11/7/2024	9,766	9,759	7,569
Total Funded Investments				$533,920	$531,472	$463,651
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$369	$(4)	$(37)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(116)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(310)
EyeCare Partners, LLC	Healthcare Services	—	2/18/2022	2,838	—	(492)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	776	(8)	(122)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(37)
Total Unfunded Investments				$9,878	$(49)	$(1,114)
Total Investments				$543,798	$531,423	$462,537

(1)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2020.

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

Below is certain summarized financial information for SLP III as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and March 31, 2019:

Selected Balance Sheet Information:	March 31, 2020	December 31, 2019
	(in thousands)	(in thousands)
Investments at fair value (cost of $531,423 and $480,736)	$462,537	$475,198
Cash and other assets	15,472	12,836
Total assets	$478,009	$488,034

Credit facility	$401,600	$355,400
Deferred financing costs	(2,773)	(2,385)
Payable for unsettled securities purchased	—	8,166
Distribution payable	3,592	3,650
Other liabilities	6,832	3,736
Total liabilities	409,251	368,567

Members' capital	$68,758	$119,467
Total liabilities and members' capital	$478,009	$488,034

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)	(in thousands)
Interest income	$7,407	$6,293
Other income	181	70
Total investment income	7,588	6,363

Interest and other financing expenses	3,696	3,391
Other expenses	157	138
Total expenses	3,853	3,529
Net investment income	3,735	2,834

Net realized (losses) gains on investments	(2)	33
Net change in unrealized (depreciation) appreciation of investments	(63,348)	2,967
Net (decrease) increase in members' capital	$(59,615)	$5,834
For the three months ended March 31, 2020 and March 31, 2019, we earned approximately $2.9 million and $2.7 million of dividend income related to SLP III, which is included in dividend income. As of March 31, 2020 and December 31, 2019, approximately $2.9 million and $2.9 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2020.
On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11.3 million. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by NMFC in exchange for a promissory note with a principal amount of $11.3 million and a 7.0% interest rate, which was repaid by NMNLC to NMFC on March 31, 2020.

Below is certain summarized property information for NMNLC as of March 31, 2020:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2020
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$45,917
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	22,282
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,709
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,481
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,529
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	5,897
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,783
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,522
NM KRLN LLC	Kirlin Group, LLC	6/30/2029	MD	95	1,058
					$113,178
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2020 and December 31, 2019, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $21.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P.. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of March 31, 2020 and December 31, 2019, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $10.4 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2020 and March 31, 2019, we recognized PIK and non-cash interest from investments of approximately $3.5 million million and $3.0 million, respectively, and PIK and non-cash dividends from investments of approximately $1.6 million and $4.3 million, respectively.
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

The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of March 31, 2020:

(in millions)	As of March 31, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$59.3	1.9%	$57.3	1.9%
Investment Rating 2	2,772.0	86.2%	2,675.6	88.8%
Investment Rating 3	287.4	8.9%	224.7	7.5%
Investment Rating 4	97.8	3.0%	55.1	1.8%
	$3,216.5	100.0%	$3,012.7	100.0%
As of March 31, 2020, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of eight portfolio companies that had an Investment Rating of 3 and six portfolio companies that had an Investment Rating of 4.
In December 2019, our preferred shares in Permian Holdco 1, Inc. were placed on non-accrual status and had an investment rating of 4. In addition, as of March 31, 2020, we placed our subordinated positions in Permian Holdco 2, Inc. on non-accrual. As of March 31, 2020, our investments in Permian Holdco 1, Inc. and Permian Holdco 2, Inc. had an aggregate cost basis of $9.9 million and an aggregate fair value of $2.8 million and had an Investment Rating of 4. During the three months ended March 31, 2020, we reversed $3.4 million of previously recorded PIK dividends related to our investment in Permian Holdco 1, Inc. as we believe these PIK dividends will ultimately not be collectible.

As of March 31, 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. on non-accrual status and the investment had a rating of 4. As of March 31, 2020, our investment had an aggregate cost basis of $34.4 million and an aggregate fair value of $19.5 million.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") had an investment rating of 4. As of March 31, 2020, our investment in EDMC, with an Investment Rating of 4, had an aggregate cost basis of $1.4 million, an aggregate fair value of $3.4 million and total unearned interest income of $0.0 million for the three months then ended.
As of March 31, 2020, our investment in NM KRLN LLC had an investment rating of 4 and had an aggregate cost basis of $7.6 million and an aggregate fair value of $1.1 million.
Since December 31, 2019, our subordinated position in PPVA Black Elk (Equity) LLC had an investment rating of 4. As of March 31, 2020, our investment in this security had an aggregate cost basis of $14.5 million and an aggregate fair value of $10.4 million.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual and the investment had an Investment Rating of 4. As of March 31, 2020, our investment in this security had an aggregate cost basis of $30.0 million and an aggregate fair value of $21.4 million.
In response to the continuing impact of the outbreak of COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of COVID-19. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand COVID-19’s impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a “Risk Rating” of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact, due to COVID-19, and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Rating of our portfolio companies as of March 31, 2020:

(in millions)	March 31, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$212.4	6.7%	$156.3	5.2%
Orange	103.8	3.2%	83.2	2.8%
Yellow	398.1	12.5%	343.3	11.5%
Green	2,472.2	77.6%	2,408.5	80.5%
	$3,186.5	100.0%	$2,991.3	100.0%

Portfolio and Investment Activity
The fair value of our investments was approximately $2,991.3 million in 114 portfolio companies at March 31, 2020 and approximately $3,160.3 million in 114 portfolio companies at December 31, 2019.
The following table shows our portfolio and investment activity for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
New investments in 17 and 17 portfolio companies, respectively	$181.7	$158.3
Debt repayments in existing portfolio companies	151.5	5.9
Sales of securities in 3 and 0 portfolio companies, respectively	38.6	—
Change in unrealized appreciation on 6 and 38 portfolio companies, respectively	1.0	19.6
Change in unrealized depreciation on 112 and 54 portfolio companies, respectively	(205.7)	(3.3)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019
Revenue

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Interest income	$61,636	$47,924
Total dividend income	10,493	13,493
Other income	1,955	2,774
Total investment income	$74,084	$64,191
Our total investment income increased by approximately $9.9 million, or 15%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, total investment income of approximately $74.1 million consisted of approximately $53.6 million in cash interest from investments, approximately $3.5 million in PIK and non-cash interest from investments, approximately $1.0 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.5 million, approximately $8.9 million in cash dividends from investments, approximately $1.6 million in PIK and non-cash dividends from investments and approximately $2.0 million in other income. The increase in interest income of approximately $13.7 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to increased interest income which is attributable to larger invested balances. Our larger invested balances were driven by the proceeds from our June 2019 convertible notes issuances, proceeds from our April 2019 unsecured notes issuances, higher drawn balances on our Holdings Credit Facility (as defined below), borrowings from our DB Credit Facility (as defined below) and proceeds from the July 2019 and October 2019 public offerings of our common stock, all of which contributed to the origination of new investments. The decrease in dividend income for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to the reversal of approximately $3.4 million of previously recorded PIK dividends related to our preferred shares in Permian Holdco 1, Inc., which was deemed to no longer be collectible. Other income during the three months ended March 31, 2020, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 10 different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Management fee	$13,858	$10,975
Less: management fee waiver	(3,543)	(2,533)
Total management fee	10,315	8,442
Incentive fee	7,826	6,863
Interest and other financing expenses	22,194	19,146
Professional fees	905	766
Administrative expenses	1,040	1,095
Other general and administrative expenses	499	412
Net expenses before income taxes	42,779	36,724
Income tax expense	—	17
Net expenses after income taxes	$42,779	$36,741
Our total net operating expenses increased by approximately $6.0 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Our management fee increased by approximately $1.9 million, net of a management fee waiver, and our incentive fee increased by approximately $1.0 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in management and incentive fees was attributable to larger invested balances, driven by the proceeds from our convertible notes issuances, our unsecured notes issuances, our July 2019 and October 2019 public offering of common stock and our use of leverage from our revolving credit facilities and SBA-guaranteed debentures used to originate new investments.
Interest and other financing expenses increased by approximately $3.0 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to our issuances of unsecured notes and higher drawn balances on our SBA-guaranteed debentures, Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Net realized gains on investments	$114	$46
Net change in unrealized (depreciation) appreciation of investments	(204,739)	16,314
Benefit for taxes	898	110
Net realized and unrealized (losses) gains	$(203,727)	$16,470
Our net realized gains and unrealized losses resulted in a net loss of approximately $203.7 million for the three months ended March 31, 2020 compared to net realized and unrealized gains resulting in a net gain of approximately $16.5 million for the same period in 2019. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of COVID-19. The provision for income taxes was attributable to equity investments that are held as of March 31, 2020 in three of our corporate subsidiaries. The net gain for the three months ended March 31, 2019 was primarily driven by the overall increase in market prices of our investments during the period.

Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2020, we raised approximately $893.2 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2020, our asset coverage ratio was 164.1%.
At March 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $22.1 million and $48.6 million, respectively. Our cash used in operating activities during the three months ended March 31, 2020 and March 31, 2019 was approximately $13.5 million and $139.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
As of March 31, 2020, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $800.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
Interest expense	$5.4	$6.3
Non-usage fee	$0.2	$0.1
Amortization of financing costs	$0.3	$0.7
Weighted average interest rate	3.5%	4.5%
Effective interest rate	3.8%	5.1%
Average debt outstanding	$629.5	$566.3
As of March 31, 2020 and December 31, 2019, the outstanding balance on the Holdings Credit Facility was $569.2 million and $661.6 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2014, among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the NMFC Credit Facility is June 4, 2022.
As of March 31, 2020, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
Interest expense	$1.9	$1.0
Non-usage fee	$—	$0.1
Amortization of financing costs	$—	$0.1
Weighted average interest rate	4.1%	5.1%
Effective interest rate	4.2%	5.9%
Average debt outstanding	$188.5	$81.5

(1)	For the three months ended March 31, 2020, the total amortization of financing costs were less than $50 thousand.
As of March 31, 2020 and December 31, 2019, the outstanding balance on the NMFC Credit Facility was $188.5 million and $188.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
As of March 31, 2020, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
Interest expense(1)	$2.6	$0.5
Non-usage fee(1)	$0.1	$0.1
Amortization of financing costs	$0.2	$0.1
Weighted average interest rate	4.5%	5.6%
Effective interest rate	4.9%	7.1%
Average debt outstanding	$235.1	$38.5

(1)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

As of March 31, 2020 and December 31, 2019, the outstanding balance on the DB Credit Facility was $270.0 million and $230.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, among us as the Borrower and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). As of March 31, 2020, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $30.0 million and no borrowings were outstanding. Subsequent to March 31, 2020, the Unsecured Management Company Revolver's maximum amounts of revolving borrowings available was increased to $50.0 million (see Recent Developments).
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
As of March 31, 2020, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30.0 million. For the three months ended March 31, 2020, interest expense, non-usage fees and amortization of financing costs were each less than $50 thousand. For the three months ended March 31, 2019, interest expense, non-usage fees and amortization of financing costs were each less than $50 thousand. As of March 31, 2020 and December 31, 2019, the outstanding balance on the NMNLC Credit Facility was $0 and $0, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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

The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes as of March 31, 2020.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at March 31, 2020	10.0%
Conversion rate at March 31, 2020(1)(2)	65.8762
Conversion price at March 31, 2020(2)(3)	$15.18
Last conversion price calculation date	August 20, 2019

(1)	Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the 2018 Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2020 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.

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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
Interest expense	$2.9	$3.6
Amortization of financing costs	$0.1	$0.3
Amortization of premium	$ —(1)	$—
Weighted average interest rate	5.8%	5.4%
Effective interest rate	5.9%	5.9%
Average debt outstanding	$201.3	$270.3

(1)	For the three months ended March 31, 2020 and March 31, 2019, the amortization of premium was less than $50 thousand.
As of March 31, 2020 and December 31, 2019, the outstanding balance on the Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
Interest expense	$6.0	$4.4
Amortization of financing costs	$0.3	$0.3
Weighted average interest rate	5.3%	5.3%
Effective interest rate	5.6%	5.6%
Average debt outstanding	$453.3	$336.8
As of March 31, 2020 and December 31, 2019, the outstanding balance on the Unsecured Notes was $453.3 million and $453.3 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

As of March 31, 2020 and December 31, 2019, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of March 31, 2020 and December 31, 2019, SBIC II had regulatory capital of $75.0 million and $64.5 million, respectively, and $150.0 million and $75.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of March 31, 2020.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
March 21, 2018	March 1, 2028	15.3	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15.0	3.548%	0.222%
September 25, 2019	September 1, 2029	19.0	2.283%	0.222%
March 25, 2020	March 1, 2030	24.0	2.078%	0.222%
March 25, 2020	March 1, 2030	17.0	2.078%	0.222%
March 25, 2020	March 1, 2030	24.0	2.078%	0.275%
Interim SBA-guaranteed debentures(2):
	September 1, 2030 (3)	30.0	1.279%	0.275%
	September 1, 2030 (3)	21.0	1.393%	0.275%
Total SBA-guaranteed debentures		$300.0

(1)	SBA-guaranteed debentures are held in SBIC I.

(2)	SBA-guaranteed debentures are held in SBIC II.

(3)	Estimated maturity date as interim SBA-debentures are expected to pool in September 2020.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
Interest expense	$1.8	$1.3
Amortization of financing costs	$0.2	$0.1
Weighted average interest rate	3.0%	3.3%
Effective interest rate	3.4%	3.6%
Average debt outstanding	$243.1	$165.0
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2020 and December 31, 2019, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2020 and December 31, 2019, we had outstanding commitments to third parties to fund investments totaling $150.9 million and $203.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2020 and December 31, 2019, we had commitment letters to purchase investments in an aggregate par amount of $0 and $34.2 million, respectively. As of March 31, 2020 and December 31, 2019, we had not entered into any bridge financing commitments which could require funding in the future.
As of March 31, 2020, we had unfunded commitments related to an equity investment in SLP III of $10.0 million, which may be funded at our discretion.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$569.2	$—	$569.2	$—	$—
Unsecured Notes(2)	453.3	—	235.0	218.3	—
SBA-guaranteed debentures(3)	300.0	—	—	37.5	262.5
DB Credit Facility(4)	270.0	—	—	270.0	—
Convertible Notes(5)	201.2	—	—	201.2	—
NMFC Credit Facility(6)	188.5	—	188.5	—	—
Total Contractual Obligations	$1,982.2	$—	$992.7	$727.0	$262.5

(1)
Under the terms of the $800.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($569.2 million as of March 31, 2020) must be repaid on or before October 24, 2022. As of March 31, 2020, there was approximately $230.8 million of possible capacity remaining under the Holdings Credit Facility.

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

(4)
Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($270.0 million as of March 31, 2020) must be repaid on or before December 14, 2023. As of March 31, 2020, there was approximately $10.0 million of possible capacity remaining under the DB Credit Facility.

(5)	The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.

(6)
Under the terms of the $188.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($188.5 million as of March 31, 2020) must be repaid on or before June 4, 2022. As of March 31, 2020, there was no capacity remaining under the NMFC Credit Facility.

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
Distributions and Dividends
Distributions declared and paid to stockholders for the three months ended March 31, 2020 totaled approximately $32.9 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2020
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	$0.34
				$0.34
December 31, 2019
Fourth Quarter	November 4, 2019	December 13, 2019	December 27, 2019	$0.34
Third Quarter	August 1, 2019	September 13, 2019	September 27, 2019	0.34
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
				$1.36
December 31, 2018
Fourth Quarter	November 1, 2018	December 14, 2018	December 28, 2018	$0.34
Third Quarter	August 1, 2018	September 14, 2018	September 28, 2018	0.34
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2020 approximately $0.7 million of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million were waived by the Administrator. As of March 31, 2020, approximately $1.3 million of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2020, the reimbursement to the Administrator represented approximately 0.02% of our gross assets.

•
We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance".

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors, which is available on our website at http://www.newmountainfinance.com. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware General Corporation Law.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8. 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
On March 30, 2020, an affiliate of the Investment Adviser purchased directly from NMNLC 105,030 shares of NMNLC’s common stock at a price of $107.73 per share, which represented the net asset value per share of NMNLC at the date of purchase, for an aggregate purchase price of approximately $11.3 million. Immediately thereafter, NMNLC redeemed 105,030 shares of its common stock held by NMFC in exchange for a promissory note with a principal amount of $11.3 million and a 7.0% interest rate, which was repaid by NMNLC to NMFC on March 31, 2020.
On March 30, 2020, we entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. Subsequent to March 31, 2020, the Unsecured Management Company Revolver was upsized from $30.0 million to $50.0 million. Refer to Borrowings and Recent Developments for discussion of the Unsecured Management Company Revolver.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. During the three months ended March 31, 2020, certain of the loans held in our portfolio had floating interest rates. As of March 31, 2020, approximately 95.56% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 4.44% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(1.22)%
Base Interest Rate	—%
+100 Basis Points	11.33%
+200 Basis Points	22.67%
+300 Basis Points	34.01%

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.

Item 1.	Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Recent legislation allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions, including the United States. In addition to these developments having adverse consequences for us and our portfolio companies have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in our Annual Report on Form 10-K including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code.  In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90.0% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses).  If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders.  We will be subject to a 4.0% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year.  In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year.  In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax.  Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year.  For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021.  If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility.  For example, we anticipate that we will not be able to increase our dividends.  In addition, we may reduce our dividends and/or defer our dividends to the following taxable year.  If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4.0% U.S. federal excise tax on such amounts.  To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our common stock as discussed below under “We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.”

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Due to the recent COVID-19 pandemic, shares of BDCs have traded below their respective net asset values ("NAV"). If our shares of common stock trade at a discount from NAV, it could limit our ability to raise equity capital.
As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our NAV could decrease and our level of distributions could be impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the quarter ended March 31, 2020.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended March 31, 2020, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 133,539 shares of our common stock for $0.9 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment administrator of our common stock for this purpose during the quarter ended March 31, 2020.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2020	—	$—	—	$—
February 2020	—	—	—	—
March 2020	133,539	6.75	—	—
Total	133,539	$6.75	—	—

Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock. Under the repurchase program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2019, our board of directors extended our repurchase program and we expect the repurchase program to be in place until the earlier of December 31, 2020 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the repurchase program during the quarter ended March 31, 2020.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)

3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)

3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation New Mountain Finance Corporation(4)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

10.1	Amended and Restated Uncommitted Revolving Loan Agreement, by and between New Mountain Finance Corporation, as Borrower, and NMF Investments III, L.L.C., as Lender*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)	Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)	Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(3)	Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(4)	Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2020.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)