Form 10-Q
period 2020-06-30
New Mountain Finance Corp
filed 2020-08-05
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of August 5, 2020
Common stock, par value $0.01 per share	96,827,342

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,307,414 and $2,619,408, respectively)	$2,234,933	$2,613,801
Non-controlled/affiliated investments (cost of $77,989 and $82,825, respectively)	55,084	73,527
Controlled investments (cost of $582,965 and $449,308, respectively)	536,445	472,952
Total investments at fair value (cost of $2,968,368 and $3,151,541, respectively)	2,826,462	3,160,280
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	21,422	21,422
Cash and cash equivalents	56,163	48,574
Interest and dividend receivable	33,348	31,800
Receivable from affiliates	259	277
Other assets	5,904	3,702
Total assets	$2,943,558	$3,266,055
Liabilities
Borrowings
Holdings Credit Facility	$500,163	$661,563
Unsecured Notes	453,250	453,250
SBA-guaranteed debentures	300,000	225,000
DB Credit Facility	215,000	230,000
Convertible Notes	201,571	201,623
NMFC Credit Facility	78,500	188,500
Deferred financing costs (net of accumulated amortization of $30,733 and $28,390, respectively)	(17,263)	(17,640)
Net borrowings	1,731,221	1,942,296
Payable for unsettled securities purchased	3,465	1,780
Management fee payable	30,564	10,298
Incentive fee payable	22,368	7,646
Interest payable	14,640	16,484
Payable to affiliates	2,061	673
Deferred tax liability	391	912
Other liabilities	1,982	2,498
Total liabilities	1,806,692	1,982,587
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 96,827,342 and 96,827,342 shares issued and outstanding, respectively	968	968
Paid in capital in excess of par	1,287,853	1,287,853
Accumulated overdistributed earnings	(163,198)	(5,353)
Total net assets of New Mountain Finance Corporation	1,125,623	1,283,468
Non-controlling interest in New Mountain Net Lease Corporation	11,243	—
Total net assets	$1,136,866	$1,283,468
Total liabilities and net assets	$2,943,558	$3,266,055
Number of shares outstanding	96,827,342	96,827,342
Net asset value per share of New Mountain Finance Corporation	$11.63	$13.26
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income
From non-controlled/non-affiliated investments:
Interest income	$48,860	$48,018	$106,446	$92,475
Non-cash dividend income	2,300	2,069	4,624	4,043
Other income	1,117	1,841	2,588	4,095
From non-controlled/affiliated investments:
Interest income	(1,235)	1,033	(166)	2,037
Dividend income	689	812	1,409	1,538
Non-cash dividend income	—	301	(3,418)	592
Other income	284	301	575	592
From controlled investments:
Interest income	3,738	2,584	6,719	5,047
Dividend income	7,725	7,265	15,954	15,722
Non-cash dividend income	1,502	2,128	4,140	4,173
Other income	987	113	1,180	342
Total investment income	65,967	66,465	140,051	130,656
Expenses
Incentive fee	6,896	6,987	14,722	13,850
Management fee	13,134	11,640	26,992	22,615
Interest and other financing expenses	19,229	20,719	41,423	39,865
Administrative expenses	1,239	1,049	2,279	2,144
Professional fees	969	886	1,874	1,652
Other general and administrative expenses	442	398	941	810
Total expenses	41,909	41,679	88,231	80,936
Less: management fees waived (See Note 5)	(3,183)	(2,823)	(6,726)	(5,356)
Less: expenses waived and reimbursed (See Note 5)	(335)	(335)	(335)	(335)
Net expenses	38,391	38,521	81,170	75,245
Net investment income before income taxes	27,576	27,944	58,881	55,411
Income tax (benefit) expense	(7)	(4)	(7)	13
Net investment income	27,583	27,948	58,888	55,398
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(3,759)	47	(4,461)	90
Controlled investments	3	5	7	8
New Mountain Net Lease Corporation	—	—	812	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	51,466	2,677	(88,817)	12,440
Non-controlled/affiliated investments	(2,771)	(1,637)	(13,607)	(2,528)
Controlled investments	4,587	(5,025)	(48,221)	2,417
New Mountain Net Lease Corporation	—	—	(812)	—
(Provision) benefit for taxes	(377)	(270)	521	(160)
Net realized and unrealized gains (losses)	49,149	(4,203)	(154,578)	12,267
Net increase (decrease) in net assets resulting from operations	76,732	23,745	(95,690)	67,665
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	251	—	186	—
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	$76,481	$23,745	$(95,876)	$67,665
Basic earnings (loss) per share	$0.79	$0.29	$(0.99)	$0.85
Weighted average shares of common stock outstanding - basic (See Note 11)	96,827,342	80,522,426	96,827,342	79,495,737
Diluted earnings (loss) per share	$0.72	$0.27	$(0.99)	$0.76
Weighted average shares of common stock outstanding - diluted (See Note 11)	110,084,927	97,693,499	110,084,927	96,780,587
Distributions declared and paid per share	$0.30	$0.34	$0.64	$0.68
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$27,583	$27,948	$58,888	$55,398
Net realized (losses) gains on investments and New Mountain Net Lease Corporation	(3,756)	52	(3,642)	98
Net change in unrealized appreciation (depreciation) of investments and New Mountain Net Lease Corporation	53,282	(3,985)	(151,457)	12,329
(Provision) benefit for taxes	(377)	(270)	521	(160)
Net increase (decrease) in net assets resulting from operations	76,732	23,745	(95,690)	67,665
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	251	—	186	—
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	76,481	23,745	(95,876)	67,665
Capital transactions
Net proceeds from shares sold	—	—	—	59,297
Deferred offering costs	—	—	—	(229)
Distributions declared to stockholders from net investment income	(29,048)	(27,377)	(61,969)	(54,719)
Reinvestment of distributions	—	1,270	—	2,634
Total net (decrease) increase in net assets resulting from capital transactions	(29,048)	(26,107)	(61,969)	6,983
Net increase (decrease) in net assets	47,433	(2,362)	(157,845)	74,648
New Mountain Finance Corporation net assets at the beginning of the period	1,078,190	1,083,279	1,283,468	1,006,269
New Mountain Finance Corporation net assets at the end of the period	1,125,623	1,080,917	1,125,623	1,080,917
Non-controlling interest in New Mountain Net Lease Corporation	11,243	—	11,243	—
Net assets at the end of the period	$1,136,866	$1,080,917	$1,136,866	$1,080,917

Capital share activity
Shares sold	—	—	—	4,312,500
Shares issued from the reinvestment of distributions	—	90,872	—	191,430
Net increase in shares outstanding	—	90,872	—	4,503,930

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(95,690)	$67,665
Adjustments to reconcile net decrease (increase) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments and New Mountain Net Lease Corporation	3,642	(98)
Net change in unrealized depreciation (appreciation) of investments and New Mountain Net Lease Corporation	151,457	(12,329)
Amortization of purchase discount	(6,495)	(2,205)
Amortization of deferred financing costs	2,343	3,247
Amortization of premium on Convertible Notes	(52)	(57)
Non-cash investment income	(13,159)	(14,274)
(Increase) decrease in operating assets:
Proceeds from sale of non-controlling interest in New Mountain Net Lease Corporation	11,315	—
Purchase of investments and delayed draw facilities	(215,345)	(341,402)
Proceeds from sales and paydowns of investments	437,631	74,268
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	210	88
Cash paid for purchase of drawn portion of revolving credit facilities	(13,996)	(338)
Cash paid on drawn revolvers	(40,066)	(13,181)
Cash repayments on drawn revolvers	29,939	8,328
Interest and dividend receivable	(1,548)	(3,304)
Receivable from affiliates	18	(9)
Other assets	(1,983)	(802)
Increase (decrease) in operating liabilities:
Management fee payable	20,266	425
Incentive fee payable	14,722	123
Payable for unsettled securities purchased	1,685	64,783
Payable to affiliates	1,388	(570)
Interest payable	(1,844)	3,104
Deferred tax liability	(521)	160
Other liabilities	218	(3,360)
Distributions related to non-controlling interest in New Mountain Net Lease Corporation	(258)	—
Net cash flows provided by (used in) operating activities	283,877	(169,738)
Cash flows from financing activities
Net proceeds from shares sold	—	59,297
Distributions paid	(61,969)	(52,085)
Offering costs paid	(175)	(380)
Proceeds from Holdings Credit Facility	16,000	119,500
Repayment of Holdings Credit Facility	(177,400)	(83,000)
Proceeds from Convertible Notes	—	86,681
Repayment of Convertible Notes	—	(155,250)
Proceeds from Unsecured Notes	—	116,500
Proceeds from SBA-guaranteed debentures	75,000	—
Proceeds from NMFC Credit Facility	25,000	245,000
Repayment of NMFC Credit Facility	(135,000)	(170,000)
Proceeds from DB Credit Facility	40,000	95,000
Repayment of DB Credit Facility	(55,000)	(52,000)
Deferred financing costs paid	(2,744)	(2,028)
Net cash flows (used in) provided by financing activities	(276,288)	207,235
Net increase in cash and cash equivalents	7,589	37,497
Cash and cash equivalents at the beginning of the period	48,574	49,664
Cash and cash equivalents at the end of the period	$56,163	$87,161
Supplemental disclosure of cash flow information
Cash interest paid	$40,183	$34,452
Income taxes paid	6	10
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$—	$2,634
Accrual for offering costs	108	40
Accrual for deferred financing costs	9	336

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)(10)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	$28,613	$28,403	$26,120
	Second lien (8)(10)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,448	6,847
					36,113	35,851	32,967	2.90%
Wolfpack IP Co.**
Software	First lien (2)(10)	7.50% (L + 6.50%/S)	6/14/2019	6/13/2025	9,091	9,013	9,024	0.79%
Total Funded Debt Investments - Canada					$45,204	$44,864	$41,991	3.69%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$25,323	$25,206	$24,057	2.12%
Total Funded Debt Investments - United Arab Emirates					$25,323	$25,206	$24,057	2.12%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (2)(10)	8.50% (L + 7.50%/M)	9/25/2017	10/3/2025	$37,853	$37,684	$37,043
	Second lien (8)(10)	8.50% (L + 7.50%/M)	9/25/2017	10/3/2025	6,000	5,973	5,872
					43,853	43,657	42,915	3.77%
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(10)	8.44% (L + 8.25%/M)	10/8/2019	10/8/2027	34,459	34,200	34,201	3.01%
Total Funded Debt Investments - United Kingdom					$78,312	$77,857	$77,116	6.78%
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(10)	6.83% (L + 5.75%/S)	8/7/2019	5/24/2024	$26,774	$26,634	$26,607
	First lien (2)(10)	6.84% (L + 5.75%/S)	8/7/2019	5/24/2024	26,081	25,931	25,920
	First lien (5)(10)	6.83% (L + 5.75%/S)	8/7/2019	5/24/2024	22,306	22,190	22,168
	First lien (3)(10)(11) - Drawn	6.83% (L + 5.75%/S)	8/7/2019	5/24/2024	1,881	1,869	1,869
					77,042	76,624	76,564	6.73%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(10)	6.50% (L + 5.50%/M)	9/17/2018	8/16/2024	50,112	49,743	47,907
	First lien (3)(10)(11) - Drawn	6.50% (L + 5.50%/M)	9/17/2018	8/16/2024	27,998	27,880	26,766
					78,110	77,623	74,673	6.55%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Associations, Inc.
Business Services	First lien (2)(10)	8.46% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	$45,239	$45,035	$44,424
	First lien (8)(10)	8.46% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,193	5,170	5,099
	First lien (2)(10)(11) - Drawn	8.46% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	7,488	7,453	7,354
	First lien (2)(10)(11) - Drawn	7.46% (L + 6.00%/Q)	7/30/2018	7/30/2024	2,033	2,020	1,996
					59,953	59,678	58,873	5.18%
ConnectWise, LLC
Software	First lien (2)(10)	7.07% (L + 6.00%/S)	11/26/2019	2/28/2025	55,333	55,020	54,989	4.84%
CentralSquare Technologies, LLC
Software	Second lien (3)(10)	7.68% (L + 7.50%/M)	8/15/2018	8/31/2026	47,838	47,327	44,628
	Second lien (8)(10)	7.68% (L + 7.50%/M)	8/15/2018	8/31/2026	7,500	7,420	6,997
					55,338	54,747	51,625	4.54%
Salient CRGT Inc.
Federal Services	First lien (2)(10)	7.57% (L + 6.50%/S)	1/6/2015	2/28/2022	38,470	38,270	37,370
	First lien (8)(10)	7.57% (L + 6.50%/S)	6/6/2019	2/28/2022	13,146	12,804	12,770
					51,616	51,074	50,140	4.41%
iCIMS, Inc.
Software	First lien (8)(10)	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	41,636	41,307	41,011
	First lien (8)(10)	7.50% (L + 6.50%/S)	6/14/2019	9/12/2024	8,667	8,595	8,537
					50,303	49,902	49,548	4.36%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)	6.30% (L + 5.25%/S)	4/16/2019	7/2/2021	20,411	20,264	18,845
	First lien (2)(10)	6.32% (L + 5.25%/S)	7/2/2015	7/2/2021	17,006	16,973	15,701
	First lien (3)(10)	6.32% (L + 5.25%/S)	12/20/2017	7/2/2021	8,845	8,808	8,167
	First lien (2)(10)	6.32% (L + 5.25%/S)	12/20/2017	7/2/2021	4,163	4,149	3,844
	First lien (3)(10)(11) - Drawn	6.25% (L + 5.25%/S)	7/2/2015	7/2/2021	2,056	2,036	1,899
					52,481	52,230	48,456	4.26%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)(10)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	22,051	21,953	21,542
	First lien (2)(10)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	18,583	18,533	18,154
	First lien (2)(10)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	7,671	7,626	7,494
					48,305	48,112	47,190	4.15%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NM GRC Holdco, LLC
Business Services	First lien (2)(10)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	$38,269	$38,144	$35,671
	First lien (2)(10)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	10,636	10,599	9,914
					48,905	48,743	45,585	4.01%
Integro Parent Inc.
Business Services	First lien (2)(10)	6.75% (L + 5.75%/M)	10/9/2015	10/31/2022	34,743	34,634	34,743
	Second lien (8)(10)	10.25% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,948	10,000
					44,743	44,582	44,743	3.94%
Brave Parent Holdings, Inc.
Software	Second lien (5)(10)	7.68% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,410	22,093
	Second lien (2)(10)	7.68% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,488	16,323
	Second lien (8)(10)	7.68% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,951	5,891
					45,124	44,849	44,307	3.90%
Quest Software US Holdings Inc.
Software	Second lien (2)(10)	9.01% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,342	42,662	3.75%
Tenawa Resource Holdings LLC (14)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	38,800	38,754	38,800	3.41%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.57% (L + 6.50%/S)	6/15/2017	6/17/2024	31,769	31,628	31,327
	First lien (8)(10)	7.57% (L + 6.50%/S)	6/15/2017	6/17/2024	4,924	4,902	4,856
					36,693	36,530	36,183	3.18%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	6.25% (L + 5.25%/Q)	4/25/2017	4/29/2024	36,717	36,605	35,432	3.12%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	9.30% (L + 8.00%/S)	9/15/2017	9/15/2023	26,960	26,910	23,882
	First lien (4)(10)	9.30% (L + 8.00%/S)	9/17/2019	9/15/2023	10,890	10,890	9,646
	First lien (3)(10)	9.00% (P + 7.00%/Q)	9/15/2017	3/15/2023	1,738	1,720	1,539
					39,588	39,520	35,067	3.08%
CoolSys, Inc.
Industrial Services	First lien (5)(10)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	22,388	22,282	22,276
	First lien (2)(10)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	10,348	10,299	10,296
	First lien (3)(10)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	2,234	2,223	2,223
					34,970	34,804	34,795	3.06%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(10)	7.50% (L + 5.50% + 1.00% PIK/Q)*	8/7/2019	7/16/2026	$33,558	$33,409	$32,977
	First lien (3)(10)(11) - Drawn	6.50% (L + 5.50%/M)	8/7/2019	7/16/2024	1,848	1,839	1,816
					35,406	35,248	34,793	3.06%
KAMC Holdings, Inc
Business Services	Second lien (2)(10)	8.42% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,620	16,971
	Second lien (8)(10)	8.42% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,620	16,971
					37,500	37,240	33,942	2.99%
Finalsite Holdings, Inc.
Software	First lien (4)(10)	6.50% (L + 5.50%/Q)	9/28/2018	9/25/2024	22,106	21,982	21,775
	First lien (2)(10)	6.50% (L + 5.50%/Q)	9/28/2018	9/25/2024	10,919	10,857	10,755
					33,025	32,839	32,530	2.86%
TDG Group Holding Company
Consumer Services	First lien (2)(10)	6.32% (L + 5.25%/S)	5/22/2018	5/31/2024	24,734	24,647	24,061
	First lien (8)(10)	6.32% (L + 5.25%/S)	5/22/2018	5/31/2024	4,925	4,907	4,790
	First lien (2)(10)	6.32% (L + 5.25%/S)	5/22/2018	5/31/2024	3,304	3,292	3,214
					32,963	32,846	32,065	2.82%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	22,444	22,290	22,275
	First lien (2)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	3,664	3,639	3,636
	First lien (3)(10)(11) - Drawn	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	5,438	5,384	5,397
					31,546	31,313	31,308	2.75%
Integral Ad Science, Inc.
Software	First lien (8)(10)	8.25% (L + 6.00% + 1.25% PIK/S)*	7/19/2018	7/19/2024	27,013	26,807	27,013
	First lien (3)(10)	8.25% (L + 6.00% + 1.25% PIK/S)*	8/27/2019	7/19/2024	3,529	3,499	3,529
					30,542	30,306	30,542	2.69%
Kaseya Inc.
Software	First lien (8)(10)	8.09% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	27,800	27,568	27,644
	First lien (3)(10)(11) - Drawn	7.50% (L + 6.50%/S)	5/9/2019	5/2/2025	2,288	2,266	2,276
	First lien (3)(10)(11) - Drawn	8.09% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	434	431	432
					30,522	30,265	30,352	2.67%
Ansira Holdings, Inc.
Business Services	First lien (8)(10)	7.50% (L + 6.50% PIK/Q)*	12/19/2016	12/20/2024	28,405	28,340	23,395
	First lien (3)(10)	7.50% (L + 6.50% PIK/Q)*	12/19/2016	12/20/2024	7,174	7,160	5,908
					35,579	35,500	29,303	2.58%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Keystone Acquisition Corp.
Healthcare Services	First lien (2)(10)	6.25% (L + 5.25%/Q)	5/10/2017	5/1/2024	$24,357	$24,256	$23,348
	Second lien (2)(10)	10.25% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,468	4,399
					28,857	28,724	27,747	2.44%
MRI Software LLC
Software	First lien (5)(10)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	22,448	22,342	22,336
	First lien (3)(10)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	3,436	3,419	3,419
	First lien (2)(10)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	1,623	1,616	1,615
					27,507	27,377	27,370	2.41%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(10)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	22,500	22,385	22,388
	Second lien (2)(10)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	4,208	4,168	4,187
					26,708	26,553	26,575	2.34%
Confluent Health, LLC
Healthcare Services	First lien (2)(10)	5.44% (L + 5.00%/M)	6/21/2019	6/24/2026	27,225	27,104	25,782	2.27%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	4.58% (L + 3.50%/S)	6/24/2019	8/28/2024	16,822	14,628	12,855
	First lien (8)	4.58% (L + 3.50%/S)	10/23/2019	8/28/2024	16,225	13,571	12,398
					33,047	28,199	25,253	2.22%
Instructure, Inc. **
Software	First lien (8)(10)	8.00% (L + 7.00%/M)	3/24/2020	3/24/2026	24,211	24,065	24,061	2.12%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	8.56% (L + 8.25%/Q)	7/26/2018	7/30/2026	24,533	24,479	23,061	2.03%
AAC Holding Corp.
Education	First lien (2)(10)	9.25% (L + 5.00% + 3.25% PIK/M)*	9/30/2015	9/30/2022	25,982	25,907	22,355	1.97%
Idera, Inc.
Software	Second lien (4)(10)	10.08% (L + 9.00%/S)	6/27/2019	6/28/2027	22,500	22,345	22,331	1.96%
Astra Acquisition Corp.
Software	First lien (5)(10)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	22,444	22,281	22,275	1.96%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)(10)	6.25% (L + 5.25%/Q)	9/9/2019	9/4/2026	22,331	22,104	22,081	1.94%
Avatar Topco, Inc. (23)
EAB Global, Inc.
Education	Second lien (3)(10)	8.64% (L + 7.50%/Q)	11/17/2017	11/17/2025	13,950	13,793	13,575
	Second lien (8)(10)	8.64% (L + 7.50%/Q)	11/17/2017	11/17/2025	7,500	7,416	7,298
					21,450	21,209	20,873	1.84%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)(10)	9.57% (L + 8.50%/S)	3/5/2019	3/5/2027	20,372	20,101	19,924	1.75%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
MED Parentco, LP
Healthcare Services	Second lien (8)(10)	8.61% (L + 8.25%/Q)	8/2/2019	8/30/2027	$20,857	$20,710	$19,639	1.73%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	7.43% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,304	12,842
	Second lien (8)	7.43% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,477	6,713
					21,849	21,781	19,555	1.72%
YLG Holdings, Inc.
Business Services	First lien (5)(10)	6.75% (L + 5.75%/S)	11/1/2019	10/31/2025	18,321	18,237	18,229
	First lien (5)(10)(11) - Drawn	6.75% (L + 5.75%/Q)	11/1/2019	10/31/2025	1,032	1,027	1,027
					19,353	19,264	19,256	1.69%
Xactly Corporation
Software	First lien (4)(10)	8.25% (L + 7.25%/S)	7/31/2017	7/29/2022	19,047	18,947	18,948	1.67%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)(10)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,916	11,344
	Second lien (8)(10)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,448	7,090
					19,500	19,364	18,434	1.62%
Bullhorn, Inc.
Software	First lien (2)(10)	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	17,088	16,973	16,960
	First lien (3)(10)	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	282	280	280
	First lien (3)(10)(11) - Drawn	6.50% (L + 5.50%/Q)	9/24/2019	10/1/2025	852	845	845
	First lien (3)(10)(11) - Drawn	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	212	211	211
					18,434	18,309	18,296	1.61%
Bluefin Holding, LLC
Software	Second lien (8)(10)	7.93% (L + 7.75%/M)	9/6/2019	9/6/2027	18,000	18,000	18,000	1.58%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.25% (L + 7.25%/S)	9/29/2016	9/8/2022	18,260	18,173	17,322	1.52%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(10)	5.75% (L + 4.75%/Q)	12/18/2018	11/29/2024	17,238	17,170	17,015	1.50%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(10)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	16,192	16,114	16,111
	First lien (3)(10)(11) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	270	269	269
					16,462	16,383	16,380	1.44%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Symplr Software Intermediate Holdings, Inc. (24)
Symplr Software, Inc. (fka Caliper Software, Inc.)
Healthcare Information Technology	First lien (4)(10)	6.57% (L + 5.50%/S)	11/30/2018	11/28/2025	$14,775	$14,684	$14,775
	First lien (2)(10)	6.57% (L + 5.50%/S)	11/30/2018	11/28/2025	482	479	482
					15,257	15,163	15,257	1.34%
Hill International, Inc.**
Business Services	First lien (2)(10)	6.75% (L + 5.75%/M)	6/21/2017	6/21/2023	15,326	15,284	15,190	1.34%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(10)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	14,150	14,081	14,079
	First lien (3)(10)(11) - Drawn	7.29% (L + 6.00%/Q)	3/13/2020	2/6/2025	608	605	605
					14,758	14,686	14,684	1.29%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)(10)	8.81% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,858	14,593	1.28%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)(10)	8.50% (L + 7.50%/Q)	4/18/2016	10/19/2023	15,000	14,800	14,037	1.23%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	11.50% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	13,131	13,066	12,879
	First lien (3)(10)(11) - Drawn	11.50% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	907	899	890
					14,038	13,965	13,769	1.21%
Ministry Brands, LLC
Software	First lien (2)(10)	5.00% (L + 4.00%/Q)	12/7/2016	12/2/2022	2,917	2,911	2,852
	First lien (3)(10)(11) - Drawn	6.00% (L + 5.00%/S)	12/7/2016	12/2/2022	575	572	562
	Second lien (8)(10)	10.25% (L + 9.25%/S)	12/7/2016	6/2/2023	7,840	7,808	7,840
	Second lien (3)(10)	10.25% (L + 9.25%/S)	12/7/2016	6/2/2023	2,160	2,151	2,160
					13,492	13,442	13,414	1.18%
JAMF Holdings, Inc.
Software	First lien (8)(10)	8.00% (L + 7.00%/S)	11/13/2017	11/11/2022	8,757	8,711	8,757
	First lien (2)(10)	8.00% (L + 7.00%/S)	11/8/2019	11/11/2022	4,582	4,555	4,582
					13,339	13,266	13,339	1.17%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(10)	7.25% (L + 6.25%/S)	9/5/2018	9/5/2024	13,444	13,393	13,132	1.16%
Geo Parent Corporation
Business Services	First lien (2)(10)	5.43% (L + 5.25%/M)	12/13/2018	12/19/2025	13,000	12,946	12,925	1.14%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(10)	9.07% (L + 8.00%/S)	6/28/2017	5/30/2025	14,500	14,359	12,231	1.08%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
PaySimple, Inc.
Software	First lien (2)(10)	5.69% (L + 5.50%/M)	8/19/2019	8/23/2025	$9,808	$9,721	$9,201
	First lien (2)(10)(11) - Drawn	5.69% (L + 5.50%/M)	8/19/2019	8/23/2025	3,010	2,954	2,824
					12,818	12,675	12,025	1.06%
OEConnection LLC
Business Services	Second lien (2)(10)	9.32% (L + 8.25%/S)	9/25/2019	9/25/2027	12,044	11,932	11,555	1.02%
Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (8)(10)	5.82% (L + 5.50%/M)	5/24/2019	5/29/2026	10,998	10,915	10,998
	First lien (3)(10)(11) - Drawn	5.68% (L + 5.50%/M)	5/24/2019	5/30/2025	460	455	460
					11,458	11,370	11,458	1.01%
CHA Holdings, Inc.
Business Services	Second lien (4)(10)	9.82% (L + 8.75%/S)	4/3/2018	4/10/2026	7,012	6,955	6,915
	Second lien (3)(10)	9.82% (L + 8.75%/S)	4/3/2018	4/10/2026	4,453	4,417	4,391
					11,465	11,372	11,306	0.99%
Apptio, Inc.
Software	First lien (8)(10)	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	11,203	11,021	11,203	0.99%
Castle Management Borrower LLC
Business Services	First lien (2)(10)	7.25% (L + 6.25% PIK/Q)*	5/31/2018	2/15/2024	13,479	13,434	11,035	0.97%
CFS Management, LLC
Healthcare Services	First lien (2)(10)	7.34% (L + 5.75%/S)	8/6/2019	7/1/2024	11,674	11,625	10,939	0.96%
NorthStar Financial Services Group, LLC
Software	Second lien (5)(10)	8.25% (L + 7.50%/Q)	5/23/2018	5/25/2026	10,607	10,586	10,607	0.93%
Vectra Co.
Business Products	Second lien (8)(10)	7.43% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,757	10,377	0.91%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(10)	—	5/3/2013	—	14,500	14,500	10,354	0.91%
Masergy Holdings, Inc.
Business Services	Second lien (2)(10)	8.56% (L + 7.50%/S)	12/14/2016	12/16/2024	10,500	10,462	10,094	0.89%
Quartz Holding Company
Software	Second lien (3)(10)	8.18% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,822	9,903	0.87%
Teneo Holdings, LLC
Business Services	First lien (2)(10)	6.25% (L + 5.25%/M)	7/15/2019	7/11/2025	9,925	9,753	9,672	0.85%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (4)(10)	5.82% (L + 4.75%/S)	11/30/2018	7/21/2023	9,308	9,276	9,303	0.82%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
VT Topco, Inc.
Business Services	Second lien (4)(10)	7.18% (L + 7.00%/M)	8/14/2018	7/31/2026	$10,000	$9,979	$9,182	0.81%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)(10)	5.75% (L + 4.75%/Q)	3/18/2019	10/24/2022	9,845	9,713	9,161	0.81%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	5.44% (L + 5.25%/M)	5/22/2019	7/10/2026	9,950	9,839	9,096	0.80%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(10)	9.00% (L + 8.00%/M)	7/15/2016	7/15/2021	7,352	7,339	7,352
	First lien (4)(10)	9.00% (L + 8.00%/M)	7/15/2016	7/15/2021	1,225	1,223	1,225
					8,577	8,562	8,577	0.75%
Zywave, Inc.
Software	Second lien (4)(10)	10.10% (L + 9.00%/Q)	11/22/2016	11/17/2023	6,980	6,950	6,914
	Second lien (4)(10)	10.10% (L + 9.00%/Q)	12/3/2019	11/17/2023	600	596	594
	First lien (2)(10)(11) - Drawn	6.00% (L + 5.00%/M)	11/22/2016	11/17/2022	500	496	499
					8,080	8,042	8,007	0.70%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.18% (L + 5.00%/M)	7/30/2019	7/31/2026	6,958	6,926	6,871	0.60%
Recorded Future, Inc.
Software	First lien (8)(10)	7.25% (L + 6.25%/S)	8/26/2019	7/3/2025	6,250	6,222	6,219
	First lien (3)(10)(11) - Drawn	7.25% (L + 6.25%/S)	8/26/2019	7/3/2025	500	498	498
					6,750	6,720	6,717	0.59%
DealerSocket, Inc.
Software	First lien (2)(10)	6.34% (L + 4.75%/S)	4/16/2018	4/26/2023	6,577	6,547	6,387	0.56%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)(10)	6.93% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,707	6,323	0.56%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)(10)	7.50% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,707	6,246	0.55%
Restaurant Technologies, Inc.
Business Services	Second lien (4)(10)	6.68% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,708	6,030	0.53%
ADG, LLC
Healthcare Services	Second lien (3)(10)	11.00% (L + 10.00% PIK/S)*	10/3/2016	3/28/2024	5,586	5,541	2,814	0.25%
Sphera Solutions, Inc.
Software	First lien (2)(10)	8.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	2,476	2,458	2,452	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Education Management Corporation (13)
Education Management II LLC
Education	First lien (2)	9.75% (L + 6.50%/Q)(26)	1/5/2015	7/2/2020	$208	$202	$2
	First lien (3)	9.75% (L + 6.50%/Q)(26)	1/5/2015	7/2/2020	117	114	1
	First lien (2)	13.00% (L + 7.50%/M)(26)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	13.00% (L + 7.50%/M)(26)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	142	117	—
	First lien (3)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	80	66	—
	First lien (2)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	2	2	—
					1,022	961	3	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (26)(27)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,093,898	$2,077,002	$2,007,268	176.55%
Total Funded Debt Investments					$2,242,737	$2,224,929	$2,150,432	189.14%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	9/1/2017	—	79,938	$7,914	$8,234	0.72%
Total Shares - Hong Kong						$7,914	$8,234	0.72%
Equity - United States
Avatar Topco, Inc.(23)
Education	Preferred shares (3)(10)	—	11/17/2017	—	35,750	$49,135	$50,207	4.42%
Symplr Software Intermediate Holdings, Inc. (24)
Healthcare Information Technology	Preferred shares (4)(10)	—	11/30/2018	—	7,500	9,035	8,891
	Preferred shares (3)(10)	—	11/30/2018	—	2,586	3,115	3,065
						12,150	11,956	1.05%
Tenawa Resource Holdings LLC (14)
QID NGL LLC
Specialty Chemicals & Materials	Preferred shares (6)(10)	—	10/30/2017	—	1,623,385	1,623	2,017
	Ordinary shares (6)(10)	—	5/12/2014	—	5,290,997	5,291	6,244
						6,914	8,261	0.73%
Alert Holding Company, Inc. (15)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(10)	—	5/31/2019	—	6,111	6,839	6,928	0.61%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ancora Acquisition LLC
Education	Preferred shares (9)(10)	—	8/12/2013	—	372	$83	$158	0.01%
Education Management Corporation (13)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$75,590	$77,510	6.82%
Total Shares						$83,504	$85,744	7.54%
Warrants - United States						.
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2014	5/5/2026	622	$37	$762	0.07%
Ancora Acquisition LLC
Education	Warrants (9)(10)	—	8/12/2013	8/12/2020	20	—	—	—%
Total Warrants - United States						$37	$762	0.07%
Total Funded Investments						$2,308,470	$2,236,938	196.75%
Unfunded Debt Investments - Canada
Wolfpack IP Co.**
Software	First lien (3)(10)(11) - Undrawn	—	6/14/2019	6/13/2025	$909	$(9)	$(7)	(0.00)%
Total Unfunded Debt Investments - Canada					$909	$(9)	$(7)	(0.00)%
Unfunded Debt Investments - United States						`
Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	5/24/2019	5/30/2025	$470	$(5)	$—	—%
Wrike, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	—	—%
JAMF Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	11/13/2017	11/11/2022	1,086	(10)	—	—%
Integral Ad Science, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	7/19/2018	7/19/2023	1,807	(18)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	6/8/2018	4/30/2022	6,743	(34)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Apptio, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	1/10/2019	1/10/2025	$2,066	$(41)	$—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(10)(11) - Undrawn	—	3/13/2020	2/6/2025	405	(2)	(2)	(0.00)%
Zywave, Inc.
Software	First lien (2)(10)(11) - Undrawn	—	11/22/2016	11/17/2022	1,500	(11)	(3)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	44	—	(3)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/26/2019	1/3/2021	500	(3)	(3)
	First lien (3)(10)(11) - Undrawn	—	8/26/2019	7/3/2025	250	(1)	(1)
					750	(4)	(4)	(0.00)%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	(5)	(0.00)%
Bullhorn, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/24/2019	10/1/2021	923	(7)	(7)	(0.00)%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(10)(11) - Undrawn	—	2/20/2020	2/20/2026	1,529	(8)	(8)	(0.00)%
Ministry Brands, LLC
Software	First lien (3)(10)(11) - Undrawn	—	12/7/2016	12/2/2022	425	(2)	(9)	(0.00)%
PaySimple, Inc.
Software	First lien (2)(10)(11) - Undrawn	—	8/19/2019	8/24/2020	201	—	(12)	(0.00)%
Instructure, Inc. **
Software	First lien (3)(10)(11) - Undrawn	—	3/24/2020	3/24/2026	2,036	(13)	(13)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(16)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Kaseya Inc.
Software	First lien (3)(10)(11) - Undrawn	—	5/9/2019	5/2/2025	$23	$—	$—
	First lien (3)(10)(11) - Undrawn	—	5/9/2019	5/3/2021	2,873	—	(16)
					2,896	—	(16)	(0.00)%
CoolSys, Inc.
Industrial Services	First lien (3)(10)(11) - Undrawn	—	11/20/2019	11/19/2021	3,360	—	(17)	(0.00)%
MRI Software LLC
Software	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	(10)
	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2022	2,062	—	(10)
					4,064	(10)	(20)	(0.00)%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	(23)	(0.00)%
ConnectWise, LLC
Software	First lien (3)(10)(11) - Undrawn	—	11/26/2019	2/28/2025	4,248	(27)	(26)	(0.00)%
YLG Holdings, Inc.
Business Services	First lien (5)(10)(11) - Undrawn	—	11/1/2019	4/30/2021	1,349	—	(7)
	First lien (3)(10)(11) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	(20)
					5,317	(20)	(27)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(11) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	(37)	(0.00)%
Finalsite Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	(38)	(0.00)%
Diligent Corporation
Software	First lien (3)(10)(11) - Undrawn	—	12/19/2018	12/19/2020	5,977	(37)	(42)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/12/2018	9/12/2024	2,915	(29)	(44)	(0.01)%
Associations, Inc.
Business Services	First lien (2)(10)(11) - Undrawn	—	7/30/2018	7/30/2021	2,948	(18)	(53)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
GC Waves Holdings, Inc.**
Business Services	First lien (3)(10)(11) - Undrawn	—	10/31/2019	10/31/2025	$3,951	$(30)	$(30)
	First lien (3)(10)(11) - Undrawn	—	10/31/2019	11/1/2021	4,435	—	(33)
					8,386	(30)	(63)	(0.01)%
GS Acquisitionco, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/7/2019	5/24/2024	3,604	(23)	(22)
	First lien (3)(10)(11) - Undrawn	—	8/7/2019	8/2/2021	12,681	—	(79)
					16,285	(23)	(101)	(0.01)%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(10)(11) - Undrawn	—	8/7/2019	7/16/2021	7,391	—	(128)	(0.01)%
TDG Group Holding Company
Consumer Services	First lien (2)(10)(11) - Undrawn	—	5/22/2018	5/31/2024	5,044	(25)	(137)	(0.01)%
Salient CRGT Inc.
Federal Services	First lien (3)(10)(11) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(175)	(0.02)%
CFS Management, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	8/6/2019	7/1/2021	3,468	(17)	(218)	(0.02)%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	9/17/2018	8/16/2020	17,077	(85)	(751)	(0.07)%
Total Unfunded Debt Investments - United States					$124,206	$(1,047)	$(1,998)	(0.17)%
Total Unfunded Debt Investments					$125,115	$(1,056)	$(2,005)	(0.17)%
Total Non-Controlled/Non-Affiliated Investments						$2,307,414	$2,234,933	196.58%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Affiliated Investments (28)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(10)	13.50% (L + 7.50% + 5.00% PIK/M)*	6/14/2018	6/30/2022	$10,766	$10,766	$9,066
	First lien (3)(10)(11) - Drawn	7.50% (L + 6.50%/M)	6/14/2018	6/30/2022	17,700	17,700	15,598
	Subordinated (3)(10)	18.00% PIK/Q (26)*	12/26/2018	6/30/2022	2,417	2,417	2,195
	Subordinated (3)(10)	14.00% PIK/Q (26)*	10/31/2016	10/15/2021	1,708	1,708	—
	Subordinated (3)(10)	14.00% PIK/Q (26)*	10/31/2016	10/15/2021	1,025	1,025	—
					33,616	33,616	26,859	2.37%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(10)	15.00% PIK/Q*	9/12/2019	9/12/2023	1,555	1,526	1,400	0.12%
Total Funded Debt Investments - United States					$35,171	$35,142	$28,259	2.49%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	$23,000	$23,000	2.02%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	7/31/2017	—	25,000,000	11,501	3,687
	Ordinary shares (3)(10)	—	7/31/2017	—	2,786,000	1,282	411
						12,783	4,098	0.36%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)(26)	—	10/31/2016	—	1,366,452	5,714	—
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	—
						7,064	$—	—%
Total Shares - United States						$42,847	$27,098	2.38%
Total Funded Investments						$77,989	$55,357	4.87%
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(10)(11) - Undrawn	—	6/14/2018	6/30/2022	$2,300	$—	$(273)	(0.02)%
Total Unfunded Debt Investments - United States					$2,300	$—	$(273)	(0.02)%
Total Non-Controlled/Affiliated Investments						$77,989	$55,084	4.85%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Controlled Investments (29)
Funded Debt Investments - United Kingdom
Edmentum Ultimate Holdings, LLC (16)
EducationCity Limited**
Education	First lien (3)(10)(11) - Drawn	10.00%/S	1/24/2020	8/31/2020	$3,000	$3,000	$3,000	0.26%
Total Funded Debt Investments - United Kingdom					$3,000	$3,000	$3,000	0.26%
Funded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	First lien (2)(10)	9.50% (L + 4.50% + 4.00% PIK/Q)*	8/6/2018	6/9/2021	$10,226	$9,599	$10,226
	First lien (3)(10)(11) - Drawn	10.00%/S	1/24/2020	8/31/2020	5,000	5,000	5,000
	Second lien (3)(10)	7.00% PIK/Q*	2/23/2018	12/9/2021	12,426	12,111	12,426
	Second lien (3)(10)(11) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	8,067	8,067	8,067
	Second lien (3)(10)(11) - Drawn	5.00% PIK/Q*	4/15/2020	12/9/2021	7,637	7,637	7,637
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2015	12/9/2021	21,524	21,524	18,806
	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2015	12/9/2021	5,557	5,556	5,381
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2015	12/9/2021	5,295	5,295	4,626
					75,732	74,789	72,169	6.35%
New LT Smile Holdings, LLC (25)
Benevis Holding Corp.
Healthcare Services	First lien (2)(10)	7.32% (L + 6.32%/Q)(26)	3/15/2018	3/15/2024	62,572	62,572	49,594
	First lien (8)(10)	7.32% (L + 6.32%/Q)(26)	3/15/2018	3/15/2024	15,352	15,352	12,168
	First lien (3)(10)	7.35% (L + 6.32%/Q)(26)	3/29/2019	3/15/2024	7,586	7,586	6,013
	First lien (3)(10)(11) - Drawn	7.32% (L + 6.32%/Q)	6/5/2020	3/15/2024	1,383	1,383	1,383
					86,893	86,893	69,158	6.08%
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	7.50% (L + 5.50% + 1.00% PIK/S)*	6/29/2018	8/20/2024	12,448	12,448	10,619
	First lien (3)(10)	7.50% (L + 5.50% + 1.00% PIK/S)*	3/16/2020	8/20/2024	10,251	9,573	8,744
	First lien (2)(10)	7.50% (L + 5.50% + 1.00% PIK/S)*	6/29/2018	8/20/2024	2,490	2,490	2,124
	First lien (3)(10)	7.50% (L + 5.50% + 1.00% PIK/S)*	6/29/2018	8/20/2024	713	577	608
					25,902	25,088	22,095	1.94%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NHME Holdings Corp. (21)
National HME, Inc.
Healthcare Services	Second lien (3)(10)	12.00% PIK/Q*	11/27/2018	5/27/2024	$17,550	$14,346	$12,723
	Second lien (3)(10)	12.00% PIK/Q*	11/27/2018	5/27/2024	9,698	8,915	8,486
					27,248	23,261	21,209	1.87%
Total Funded Debt Investments - United States					$215,775	$210,031	$184,631	16.24%
Total Funded Debt Investments					$218,775	$213,031	$187,631	16.50%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	$7,345	$10,579	0.93%
Total Shares - Canada						$7,345	$10,579	0.93%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(10)	—	5/4/2018	—	—	$110,000	$110,000	9.69%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	79,400	78,828	6.93%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	44,070	45,521	4.00%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(10)(20)	—	8/17/2018	—	9,475,206	9,475	7,947
	Preferred shares (3)(10)(20)	—	8/29/2019	—	5,631,560	5,632	5,059
	Preferred shares (3)(10)(19)	—	6/30/2017	—	17,278,793	17,279	12,387
	Preferred shares (2)(10)(18)(26)	—	1/13/2015	—	29,326,545	26,946	10,247
	Preferred shares (3)(10)(18)(26)	—	1/13/2015	—	8,104,462	7,447	2,832
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	319
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	532	304
						69,236	39,095	3.44%
NM GLCR LP
Net Lease	Membership interest (7)(10)	—	2/1/2018	—	—	14,750	22,282	1.96%
NM CLFX LP
Net Lease	Membership interest (7)(10)	—	10/6/2017	—	—	12,538	11,717	1.03%
NM APP US LLC
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	5,080	6,633	0.58%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
NM DRVT LLC
Net Lease	Membership interest (7)(10)	—	11/18/2016	—	—	$5,152	$5,876	0.53%
NM YI, LLC
Net Lease	Membership interest (7)(10)	—	9/30/2019	—	—	6,272	5,713	0.50%
NHME Holdings Corp. (21)
Healthcare Services	Ordinary shares (3)(10)	—	11/27/2018	—	640,000	4,000	4,000	0.35%
NM JRA LLC
Net Lease	Membership interest (7)(10)	—	8/12/2016	—	—	2,043	3,555	0.31%
NM KRLN LLC
Net Lease	Membership interest (7)(10)	—	11/15/2016	—	—	7,807	976	0.09%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	452	456	0.04%
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)(10)	—	6/9/2015	—	123,968	11	233
	Ordinary shares (2)(10)	—	6/9/2015	—	107,143	9	202
						20	435	0.03%
New LT Smile Holdings, LLC(25)
Healthcare Services	Ordinary shares (3)(10)	—	6/5/2020	—	68	—	—
	Ordinary shares (8)(10)	—	6/5/2020	—	136	—	—
	Ordinary shares (2)(10)	—	6/5/2020	—	556	—	—
						—	—	—%
Total Shares - United States						$360,820	$335,087	29.48%
Total Shares						$368,165	$345,666	30.41%
Warrants - United States
Edmentum Ultimate Holdings, LLC (16)
Education	Warrants (3)(10)	—	2/23/2018	5/5/2026	1,141,846	$769	$2,148	0.19%
NHME Holdings Corp. (21)
Healthcare Services	Warrants (3)(10)	—	11/27/2018	—	160,000	1,000	1,000	0.09%
Total Warrants - United States						$1,769	$3,148	0.28%
Total Funded Investments						$582,965	$536,445	47.19%
Unfunded Debt Investments - United States
New LT Smile Holdings, LLC (25)
Benevis Holding Corp.
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	6/5/2020	7/31/2020	$2,074	$—	$—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	4/15/2020	12/9/2021	$2,000	$—	$—	—%
Total Unfunded Debt Investments - United States					$4,074	$—	$—	—%
Total Controlled Investments						$582,965	$536,445	47.19%
Total Investments						$2,968,368	$2,826,462	248.62%

(1)New Mountain Finance Corporation (the “Company”) generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Finance Holdings, L.L.C. (“NMF Holdings”) as the Borrower, Wells Fargo Bank, National Association as the Administrative Agent, and Collateral Custodian. See Note 7. Borrowings, for details.
(3)Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A. as Lenders. See Note 7. Borrowings, for details.
(4)Investment is held in New Mountain Finance SBIC, L.P.
(5)Investment is held in New Mountain Finance SBIC II, L.P.
(6)Investment is held in NMF QID NGL Holdings, Inc.
(7)Investment is held in New Mountain Net Lease Corporation.
(8)Investment is pledged as collateral for the DB Credit Facility, a revolving credit facility among New Mountain Finance DB, L.L.C as the Borrower and Deutsche Bank AG, New York Branch as the Facility Agent. See Note 7. Borrowings, for details.
(9)Investment is held in NMF Ancora Holdings, Inc.
(10)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(11)Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(12)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2020.
(13)The Company holds investments in Education Management Corporation and one related entity of Education Management Corporation. The Company holds series A-1 convertible preferred stock and common stock in Education Management Corporation and holds tranche A first lien term loans and a tranche B first lien term loan in Education Management II LLC, which is an indirect subsidiary of Education Management Corporation.
(14)The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 4.77% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC), class A preferred units in QID NGL LLC and a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.
(15)The Company holds investments in two wholly-owned subsidiaries of Alert Holding Company, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Holdings, Inc. and preferred equity in Alert Intermediate Holdings I, Inc. The preferred equity is entitled to receive preferential dividends at a rate of L + 10.0% per annum.
(16)The Company holds investments in Edmentum Ultimate Holdings, LLC and its related entities. The Company holds subordinated notes, ordinary equity, and warrants in Edmentum Ultimate Holdings, LLC, holds a first lien promissory note in EducationCity Limited and holds a first lien term loan, first lien promissory note, second lien revolvers and a second lien term loan in Edmentum, Inc. and Archipelago Learning, Inc., which are wholly-owned subsidiaries of Edmentum Ultimate Holdings, LLC.
(17)The Company holds preferred equity in Permian Holdco 1, Inc. that is entitled to receive cumulative preferential dividends at a rate of 12.0% per annum payable in additional shares.
(18)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.
(19)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.
(20)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

(21)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as second lien term loans in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.
(22)The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares.
(23)The Company holds preferred equity in Avatar Topco, Inc., and holds a second lien term loan investment in EAB Global, Inc., a wholly-owned subsidiary of Avatar Topco, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of L + 11.00% per annum.
(24)The Company holds preferred equity in Symplr Intermediate Holdings, Inc. and holds a first lien term loan investment in Symplr Software Inc, Inc. (fka Caliper Software, Inc.), a wholly-owned subsidiary of Symplr Software Intermediate Holdings, Inc. The preferred equity is entitled to receive preferential dividends at a rate of L + 10.50% per annum.
(25)The Company holds common equity in New LT Smile Holdings, LLC. and holds first lien term loans in Benevis Holding Corp., a wholly-owned subsidiary of New LT Smile Holdings, LLC.
(26)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(27)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of June 30, 2020. See Note 2. Summary of Significant Accounting Policies, for details.
(28)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2020 and December 31, 2019, along with transactions during the six months ended June 30, 2020 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2020	Interest Income	Dividend Income	Other Income
NMFC Senior Loan Program I LLC	$23,000	$—	$—	$—	$—	$23,000	$—	$1,409	$527
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	40,621	(4,877)	(75)	—	(9,083)	26,586	(282)	(3,418)	31
Sierra Hamilton Holdings Corporation	9,906	116	—	—	(4,524)	5,498	116	—	17
Total Non-Controlled/Affiliated Investments	$73,527	$(4,761)	$(75)	$—	$(13,607)	$55,084	$(166)	$(2,009)	$575

(A)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind ("PIK") interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.
(B)Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands, except shares)
(unaudited)

(29) Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of June 30, 2020 and December 31, 2019, along with transactions during the six months ended June 30, 2020 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2020	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$79,112	$18,698	$(84)	$7	$(19,974)	$77,752	$3,547	$—	$955
National HME, Inc./NHME Holdings Corp.	24,979	1,928	—	—	(698)	26,209	1,928	—	—
New LT Smile Holdings, LLC / Benevis Holdings Corp. (C)	—	65,026	(78)	—	4,210	69,158	512	—	—
NM APP CANADA CORP	10,774	—	—	—	(195)	10,579	—	481	—
NM APP US LLC	6,834	—	—	—	(201)	6,633	—	277	—
NM CLFX LP	12,723	—	—	—	(1,006)	11,717	—	784	—
NM DRVT LLC	6,016	—	—	—	(140)	5,876	—	237	—
NM JRA LLC	3,700	—	—	—	(145)	3,555	—	134	—
NM GLCR LP	23,800	—	—	—	(1,518)	22,282	—	923	—
NM KRLN LLC	2,379	297	—	—	(1,700)	976	—	—	—
NM NL Holdings, L.P.	48,308	—	—	—	(2,787)	45,521	—	2,416	—
NM GP Holdco, LLC	487	—	—	—	(31)	456	—	25	—
NM YI LLC	6,339	—	—	—	(626)	5,713	—	355	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	(572)	78,828	—	4,698	—
NMFC Senior Loan Program III LLC	100,000	10,000	—	—	—	110,000	—	5,624	—
UniTek Global Services, Inc.	68,101	16,030	(103)	—	(22,838)	61,190	732	4,140	225
Total Controlled Investments	$472,952	$111,979	$(265)	$7	$(48,221)	$536,445	$6,719	$20,094	$1,180

(A)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.
(B)Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
(C)Portfolio company moved into the controlled investment category from the non-controlled/non-affiliated investment category.
* All or a portion of interest contains PIK interest.
** Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2020, 17.1% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2020
(unaudited)

June 30, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	57.80%
Second lien	24.38%
Subordinated	1.46%
Equity and other	16.36%
Total investments	100.00%

June 30, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	27.42%
Business Services	21.16%
Healthcare Services	15.22%
Education	8.05%
Investment Fund (includes investments in joint ventures)	7.49%
Net Lease	4.01%
Federal Services	3.54%
Healthcare Information Technology	2.69%
Consumer Services	2.64%
Distribution & Logistics	2.43%
Specialty Chemicals & Materials	2.18%
Industrial Services	1.23%
Energy	1.14%
Packaging	0.43%
Business Products	0.37%
Total investments	100.00%

June 30, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.81%
Fixed rates	5.19%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	10.19% (L + 8.25%/Q)	7/26/2018	7/30/2026	$24,533	$24,476	$24,488	1.91%
AAC Holding Corp.
Education	First lien (2)(9)	9.95% (L + 8.25%/M)	9/30/2015	9/30/2022	24,956	24,866	23,110	1.80%
Idera, Inc.
Software	Second lien (4)	10.80% (L + 9.00%/M)	6/27/2019	6/28/2027	22,500	22,338	22,612	1.76%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)(9)	6.94% (L + 5.25%/M)	9/9/2019	9/4/2026	22,444	22,200	22,191	1.73%
Avatar Topco, Inc. (22)
EAB Global, Inc.
Education	Second lien (3)	9.49% (L + 7.50%/S)	11/17/2017	11/17/2025	13,950	13,782	13,950
	Second lien (8)	9.49% (L + 7.50%/S)	11/17/2017	11/17/2025	7,500	7,410	7,500
					21,450	21,192	21,450	1.67%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	8.99% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,301	14,062
	Second lien (8)	8.99% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,475	7,350
					21,849	21,776	21,412	1.67%
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)
Healthcare Services	Second lien (2)	10.30% (L + 8.50%/M)	2/5/2019	3/8/2027	21,051	20,609	20,999	1.64%
MED Parentco, LP
Healthcare Services	Second lien (8)	10.05% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,703	20,753	1.62%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)	10.44% (L + 8.50%/Q)	3/5/2019	3/5/2027	20,372	20,087	19,557	1.52%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	9.44% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,909	11,760
	Second lien (8)	9.44% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,443	7,350
					19,500	19,352	19,110	1.49%
Xactly Corporation
Software	First lien (4)(9)	9.05% (L + 7.25%/M)	7/31/2017	7/29/2022	19,047	18,925	19,047	1.48%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(9)	9.19% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,355	18,249	18,355	1.43%
YLG Holdings, Inc.
Business Services	First lien (5)	7.66% (L + 5.75%/Q)	11/1/2019	10/31/2025	18,413	18,323	18,321	1.43%
Geo Parent Corporation
Business Services	First lien (2)	7.05% (L + 5.25%/M)	12/13/2018	12/19/2025	18,364	18,282	18,318	1.43%
Bluefin Holding, LLC
Software	Second lien (8)(9)	9.64% (L + 7.75%/Q)	9/6/2019	9/6/2027	18,000	18,000	18,000	1.40%
Bullhorn, Inc.
Software	First lien (2)(9)	7.44% (L + 5.50%/Q)	9/24/2019	10/1/2025	17,174	17,049	17,045
	First lien (3)(9)(10) - Drawn	7.46% (L + 5.50%/Q)	9/24/2019	10/1/2025	284	282	282
					17,458	17,331	17,327	1.35%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(9)	6.37% (L + 4.75%/W)	12/18/2018	11/29/2024	17,325	17,251	17,325	1.35%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,844	15,554	1.21%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Hill International, Inc.**
Business Services	First lien (2)(9)	7.55% (L + 5.75%/M)	6/21/2017	6/21/2023	$15,405	$15,356	$15,405	1.20%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)	10.44% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,852	14,981	1.17%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	9.30% (L + 7.50%/M)	4/18/2016	10/19/2023	15,000	14,774	14,925	1.16%
Pathway Vet Alliance LLC
Consumer Services	First lien (4)(9)(10) - Drawn	6.30% (L + 4.50%/M)	11/14/2019	12/20/2024	3,670	3,652	3,652
	First lien (3)(9)(10) - Drawn	6.30% (L + 4.50%/M)	11/14/2019	12/20/2024	1,223	1,217	1,217
	Second lien (4)(9)(10) - Drawn	10.30% (L + 8.50%/M)	11/14/2019	12/19/2025	7,547	7,490	7,490
	Second lien (3)(9)(10) - Drawn	10.30% (L + 8.50%/M)	11/14/2019	12/19/2025	2,516	2,497	2,497
					14,956	14,856	14,856	1.16%
Diligent Corporation
Software	First lien (2)(9)	7.56% (L + 5.50%/S)	10/30/2019	4/14/2022	6,842	6,777	6,842
	First lien (2)(9)	7.56% (L + 5.50%/S)	10/30/2019	4/14/2022	140	139	140
	First lien (3)(9)(10) - Drawn	7.54% (L + 5.50%/S)	12/19/2018	4/14/2022	7,431	7,391	7,431
					14,413	14,307	14,413	1.12%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(9)	8.28% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,388	13,444	1.05%
JAMF Holdings, Inc.
Software	First lien (8)(9)	8.91% (L + 7.00%/Q)	11/13/2017	11/11/2022	8,757	8,702	8,757
	First lien (2)(9)	8.91% (L + 7.00%/Q)	11/8/2019	11/11/2022	4,582	4,549	4,582
					13,339	13,251	13,339	1.04%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(9)	12.70% (L + 7.50% + 3.00% PIK/S)*	8/25/2017	8/25/2023	13,047	12,973	12,425
	First lien (3)(9)(10) - Drawn	12.68% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	894	886	851
					13,941	13,859	13,276	1.03%
Castle Management Borrower LLC
Business Services	First lien (2)(9)	8.16% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,217	13,166	13,217	1.03%
Ministry Brands, LLC
Software	First lien (2)(9)	5.85% (L + 4.00%/M)	12/7/2016	12/2/2022	2,932	2,924	2,932
	Second lien (8)(9)	11.08% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,804	7,840
	Second lien (3)(9)	11.08% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,150	2,160
	First lien (3)(9)(10) - Drawn	6.95% (L + 5.00%/Q)	12/7/2016	12/2/2022	200	199	200
					13,132	13,077	13,132	1.02%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(9)	9.80% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,348	12,476	0.97%
OEConnection LLC
Business Services	Second lien (2)(9)	10.04% (L + 8.25%/M)	9/25/2019	9/25/2027	12,044	11,926	11,924	0.93%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
CFS Management, LLC
Healthcare Services	First lien (2)(9)	7.95% (L + 5.75%/S)	8/6/2019	7/1/2024	$11,733	$11,678	$11,674	0.91%
CHA Holdings, Inc.
Business Services	Second lien (4)	10.69% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,952	7,082
	Second lien (3)	10.69% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,415	4,497
					11,465	11,367	11,579	0.90%
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (8)	7.44% (L + 5.50%/Q)	5/24/2019	5/29/2026	11,054	10,965	10,888	0.86%
PaySimple, Inc.
Software	First lien (2)	7.30% (L + 5.50%/M)	8/19/2019	8/25/2025	9,857	9,763	9,808
	First lien (3)(10) - Drawn	7.31% (L + 5.50%/M)	8/19/2019	8/25/2025	934	916	930
					10,791	10,679	10,738	0.84%
Vectra Co.
Business Products	Second lien (8)	9.05% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,754	10,518	0.82%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	9.30% (L + 7.50%/M)	5/23/2018	5/25/2026	10,607	10,585	10,501	0.82%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(9)	—	5/3/2013	—	14,500	14,500	10,354	0.81%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.46% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,458	10,264	0.80%
VT Topco, Inc.
Business Services	Second lien (4)	8.94% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,978	10,025	0.78%
Quartz Holding Company
Software	Second lien (3)	9.71% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,813	9,975	0.78%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	6.91% (L + 5.00%/Q)	7/30/2019	7/31/2026	10,000	9,952	9,925	0.77%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	7.30% (L + 5.25%/S)	5/22/2019	7/10/2026	10,000	9,881	9,775	0.76%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)	6.59% (L + 4.75%/M)	3/18/2019	10/24/2022	9,897	9,738	9,649	0.75%
Teneo Holdings, LLC
Business Services	First lien (2)	6.99% (L + 5.25%/M)	7/15/2019	7/11/2025	9,975	9,788	9,476	0.74%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (4)	6.55% (L + 4.75%/M)	11/30/2018	7/21/2023	9,355	9,318	9,332	0.73%
Wrike, Inc.
Software	First lien (8)(9)	8.55% (L + 6.75%/M)	12/31/2018	12/31/2024	9,067	8,988	9,067	0.71%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.30% (L + 5.50%/M)	2/22/2017	8/16/2022	9,014	8,859	9,014	0.70%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	9.80% (L + 8.00%/M)	7/15/2016	7/15/2021	7,674	7,653	7,674
	First lien (4)(9)	9.80% (L + 8.00%/M)	7/15/2016	7/15/2021	1,279	1,276	1,279
					8,953	8,929	8,953	0.70%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Zywave, Inc.
Software	Second lien (4)(9)	10.95% (L + 9.00%/Q)	11/22/2016	11/17/2023	$6,980	$6,946	$6,980
	Second lien (4)(9)	10.84% (L + 9.00%/M)	12/3/2019	11/17/2023	600	596	600
	First lien (3)(9)(10) - Drawn	6.80% (L + 5.00%/M)	11/22/2016	11/17/2022	670	665	670
					8,250	8,207	8,250	0.64%
DealerSocket, Inc.
Software	First lien (2)	6.66% (L + 4.75%/Q)	4/16/2018	4/26/2023	6,610	6,576	6,544
	First lien (3)(10) - Drawn	7.05% (L + 5.25%/M)	4/16/2018	4/26/2023	168	167	166
					6,778	6,743	6,710	0.52%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.30% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,707	6,705	0.52%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	8.55% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,705	6,657	0.52%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	8.55% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,705	6,530	0.51%
Recorded Future, Inc.
Software	First lien (8)(9)	8.55% (L + 6.75%/M)	8/26/2019	7/3/2025	6,250	6,220	6,219	0.48%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,844	5,316	0.41%
ADG, LLC
Healthcare Services	Second lien (3)(9)	11.92% (L + 10.00%/S)	10/3/2016	3/28/2024	5,264	5,215	4,213	0.33%
Sphera Solutions, Inc.
Software	First lien (2)(9)	9.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	2,489	2,466	2,464	0.19%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.81% (L + 4.75%/Q)	1/3/2017	1/5/2024	2,034	2,021	2,020	0.16%
Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	208	202	2
	First lien (3)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	117	114	1
	First lien (2)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	142	117	—
	First lien (2)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	80	66	—
	First lien (3)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	2	2	—
					1,022	961	3	—%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	$2,915	$(29)	$—	—%
Associations, Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2021	3,161	(20)	—
	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	—
					5,194	(33)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	6/8/2018	4/30/2022	6,743	(34)	—	—%
Diligent Corporation
Software	First lien (3)(9)(10) - Undrawn	—	12/19/2018	12/19/2020	5,977	(37)	—	—%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/17/2018	8/16/2020	17,077	(85)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	(1)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10) - Undrawn	—	4/16/2018	4/26/2023	392	(3)	(4)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	8/26/2019	1/3/2021	500	(3)	(3)
	First lien (3)(9)(10) - Undrawn	—	8/26/2019	7/3/2025	750	(4)	(4)
					1,250	(7)	(7)	(0.00)%
PaySimple, Inc.
Software	First lien (3)(10) - Undrawn	—	8/19/2019	8/24/2020	2,289	—	(11)	(0.00)%
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	5/24/2019	5/30/2025	930	(9)	(14)	(0.00)%
Bullhorn, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/24/2019	10/1/2021	1,135	(9)	(9)
	First lien (3)(9)(10) - Undrawn	—	9/24/2019	10/1/2025	852	(6)	(6)
					1,987	(15)	(15)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(10) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	(15)	(0.00)%
CFS Management, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	8/6/2019	7/1/2024	3,468	(17)	(17)	(0.00)%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
GC Waves Holdings, Inc.**
Business Services	First lien (3)(9)(10) - Undrawn	—	10/31/2019	11/1/2021	$9,877	$—	$(74)
	First lien (3)(9)(10) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	(30)
					13,828	(30)	(104)	(0.01)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	12/19/2016	4/16/2020	2,437	(6)	(122)	(0.01)%
GS Acquisitionco, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	8/7/2019	8/2/2021	35,103	—	(219)
	First lien (3)(9)(10) - Undrawn	—	8/7/2019	5/25/2024	1,975	(12)	(12)
					37,078	(12)	(231)	(0.02)%
Salient CRGT Inc.
Federal Services	First lien (3)(10) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(291)	(0.03)%
Total Unfunded Debt Investments - United States					$200,385	$(1,099)	$(1,163)	(0.09)%
Total Unfunded Debt Investments					$201,294	$(1,108)	$(1,172)	(0.09)%
Total Non-Controlled/Non-Affiliated Investments						$2,619,408	$2,613,801	203.65%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(9)	—	7/31/2017	—	25,000,000	$11,501	$7,648
	Ordinary shares (3)(9)	—	7/31/2017	—	2,786,000	1,281	852
						12,782	8,500	0.66%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(9)(16)(24)	—	10/31/2016	—	1,987,848	9,131	6,013
	Ordinary shares (3)(9)	—	10/31/2016	—	1,366,452	1,350	200
						10,481	6,213	0.48%
Total Shares - United States						$46,263	$37,713	2.94%
Total Funded Investments						$82,825	$73,527	5.73%
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(9)(10) - Undrawn	—	6/14/2018	6/30/2022	$2,250	$—	$—	—%
Total Unfunded Debt Investments - United States					$2,250	$—	$—	—%
Total Non-Controlled/Affiliated Investments						$82,825	$73,527	5.73%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Edmentum Ultimate Holdings, LLC (15)
Education	Ordinary shares (3)(9)	—	6/9/2015	—	123,968	$11	$1,806
	Ordinary shares (2)(9)	—	6/9/2015	—	107,143	9	1,561
						20	3,367	0.26%
NM KRLN LLC
Net Lease	Membership interest (7)(9)	—	11/15/2016	—	—	7,510	2,379	0.19%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(9)	—	6/20/2018	—	—	452	487	0.04%
Total Shares - United States						$344,748	$352,172	27.44%
Total Shares						$352,093	$362,946	28.28%
Warrants - United States
Edmentum Ultimate Holdings, LLC(15)
Education	Warrants (3)(9)	—	2/23/2018	5/5/2026	1,141,846	$769	$16,633	1.29%
NHME Holdings Corp.(20)
Healthcare Services	Warrants (3)(9)	—	11/27/2018	—	160,000	1,000	1,000	0.08%
Total Warrants - United States						$1,769	$17,633	1.37%
Total Funded Investments						$449,308	$472,952	36.85%
Unfunded Debt Investments - United States
Edmentum Ultimate Holdings, LLC (15)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(9)(10) - Undrawn	—	6/9/2015	12/9/2021	$298	$—	$—	—%
Total Unfunded Debt Investments - United States					$298	$—	$—	—%
Total Controlled Investments						$449,308	$472,952	36.85%
Total Investments						$3,151,541	$3,160,280	246.23%

(1)New Mountain Finance Corporation (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company, as the Collateral Manager, New Mountain Finance Holdings, L.L.C. ("NMF Holdings") as the Borrower and Wells Fargo Bank, National Association as the Administrative Agent and Collateral Custodian. See Note 7. Borrowings, for details.
(3)Investment is pledged as collateral for the NMFC Credit Facility, a revolving credit facility among the Company as the Borrower and Goldman Sachs Bank USA as the Administrative Agent and the Collateral Agent and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A. as Lenders. See Note 7. Borrowings, for details.
(4)Investment is held in New Mountain Finance SBIC, L.P.
(5)Investment is held in New Mountain Finance SBIC II, L.P.
(6)Investment is held in NMF QID NGL Holdings, Inc.
(7)Investment is held in New Mountain Net Lease Corporation.
(8)Investment is pledged as collateral for the DB Credit Facility, a revolving credit facility among New Mountain Finance DB, L.L.C as the Borrower and Deutsche Bank AG, New York Branch as the Facility Agent. See Note 7. Borrowings, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

(9)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(10)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(11)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2019.
(12)The Company holds investments in Education Management Corporation and one related entity of Education Management Corporation. The Company holds series A-1 convertible preferred stock and common stock in Education Management Corporation and holds tranche A first lien term loans and a tranche B first lien term loan in Education Management II LLC, which is an indirect subsidiary of Education Management Corporation.
(13)The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 4.77% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC), class A preferred units in QID NGL LLC and a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.
(14)The Company holds investments in two wholly-owned subsidiaries of Alert Holding Company, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Holdings, Inc. and preferred equity in Alert Intermediate Holdings I, Inc. The preferred equity is entitled to receive preferential dividends at a rate of L + 10.0% per annum.
(15)The Company holds investments in Edmentum Ultimate Holdings, LLC and its related entities. The Company holds subordinated notes, ordinary equity and warrants in Edmentum Ultimate Holdings, LLC and holds a first lien term loan, second lien revolver and a second lien term loan in Edmentum, Inc. and Archipelago Learning, Inc., which are wholly-owned subsidiaries of Edmentum Ultimate Holdings, LLC.
(16)The Company holds preferred equity in Permian Holdco 1, Inc. that is entitled to receive cumulative preferential dividends at a rate of 12.0% per annum payable in additional shares.
(17)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.
(18)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.
(19)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.
(20)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as second lien term loans in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.
(21)The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares.
(22)The Company holds preferred equity in Avatar Topco, Inc. and holds a second lien term loan investment in EAB Global, Inc., a wholly-owned subsidiary of Avatar Topco, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of L + 11.00% per annum.
(23)The Company holds preferred equity in Symplr Software Intermediate Holdings, Inc. and holds a first lien term loan investment in Symplr Software, Inc. (fka Caliper Software, Inc.), a wholly-owned subsidiary of Symplr Software Intermediate Holdings, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of L + 10.50% per annum.
(24)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(25)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of December 31, 2019. See Note 2. Summary of Significant Accounting Policies, for details.
(26)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2019 and December 31, 2018 along with transactions during the year ended December 31, 2019 in which the issuer was a non-controlled/affiliated investment is as follows:

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

(A)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement at fair value of an existing portfolio company into this category from a different category.
(B)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
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

(A)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.
(B)Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

June 30, 2020
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
        New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through June 30, 2020, NMFC raised approximately $893,183 in net proceeds from additional offerings of its common stock.
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
        The Company has established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings" or the "Predecessor Operating Company") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and NMFDB’s credit facility, respectively;
•New Mountain Finance SBIC, L.P. ("SBIC I")  and New Mountain Finance SBIC II, L.P. ("SBIC II"), who have received licenses from the United States ("U.S.") Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act") and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP") and New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP"), respectively;
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID") and NMF YP Holdings Inc. ("NMF YP"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates its tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
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
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA-eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2020, the Company’s top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the Company looks at the number of quotes readily available and performs the following procedures:

i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value.
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:
a.Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.Preliminary valuation conclusions will then be documented and discussed with the Company’s senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Company’s board of directors; and
d.When deemed appropriate by the Company’s management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
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
        New Mountain Net Lease Corporation
        NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2020.

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

Below is certain summarized property information for NMNLC as of June 30, 2020:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2020
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$45,977
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	22,282
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,717
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,579
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,633
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	5,713
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,876
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,555
NM KRLN LLC	None	N/A	MD	95	976
					$113,308
        Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2020 and December 31, 2019, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $21,422 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2020 and December 31, 2019.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2020, the Company recognized PIK and non-cash interest from investments of $3,228 and $6,718, respectively, and PIK and non-cash dividends from investments of $3,802 and $5,346, respectively. For the three and six months ended June 30, 2019, the Company recognized PIK and non-cash interest from investments of $3,170 and $6,130, respectively, and PIK and non-cash dividends from investments of $4,498 and $8,808, respectively.

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
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
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
Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for U.S. federal income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and U.S. federal income tax purposes.
For the three and six months ended June 30, 2020, the Company recognized a total income tax (provision) benefit of approximately $(370) and $528, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2020, the Company recorded current income tax (benefit) expense of approximately $(7) and $(7), respectively, and deferred income tax (provision) benefit of approximately $(377) and $521, respectively. For the three and six months ended June 30, 2019, the Company recognized a total income tax provision of approximately $266 and $173, respectively, for the

Company’s consolidated subsidiaries. For the three and six months ended June 30, 2019, the Company recorded current income tax (benefit) expense of approximately $(4) and $13, respectively, and deferred income tax provision of approximately $270 and $160, respectively.
As of June 30, 2020 and December 31, 2019, the Company had $391 and $912, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2019, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2020 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2020 and June 30, 2019, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the Repurchase Program.
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
Note 3. Investments
At June 30, 2020, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,702,480	$1,633,727
Second lien	717,541	688,955
Subordinated	52,025	41,362
Equity and other	496,322	462,418
Total investments	$2,968,368	$2,826,462
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$781,369	$775,044
Business Services	658,642	598,176
Healthcare Services	472,823	430,047
Education	233,978	227,462
Investment Fund (includes investments in joint ventures)	212,400	211,828
Net Lease	105,509	113,308
Federal Services	102,047	99,990
Healthcare Information Technology	77,361	75,915
Consumer Services	76,478	74,843
Distribution & Logistics	72,500	68,636
Specialty Chemicals & Materials	60,352	61,743
Industrial Services	34,804	34,778
Energy	54,989	32,084
Packaging	14,359	12,231
Business Products	10,757	10,377
Total investments	$2,968,368	$2,826,462

At December 31, 2019, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,803,747	$1,801,615
Second lien	796,921	788,868
Subordinated	71,904	66,774
Equity and other	478,969	503,023
Total investments	$3,151,541	$3,160,280
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$764,875	$765,499
Business Services	667,493	650,384
Healthcare Services	552,499	551,471
Education	267,064	285,781
Investment Funds (includes investments in joint ventures)	202,400	202,400
Net Lease	105,212	121,360
Distribution & Logistics	106,403	106,878
Federal Services	103,179	101,675
Energy	105,689	100,699
Healthcare Information Technology	99,581	100,050
Consumer Services	91,474	90,424
Industrial Services	32,736	32,708
Food & Beverage	27,834	27,957
Packaging	14,348	12,476
Business Products	10,754	10,518
Total investments	$3,151,541	$3,160,280

During the second quarter of 2020, the Company placed an aggregate cost basis of $42,755 and an aggregate fair value of $33,888 of its first lien positions in Benevis Holding Corp. on non-accrual status due to its ongoing restructuring, which included the expected filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas on August 3, 2020. As of June 30, 2020, the Company's investment in Benevis Holding Corp. had total unearned interest income of $815 and $815 for the three and six months then ended.

        During the second quarter of 2020, the Company placed its subordinated position in Permian Holdco 3, Inc. on non-accrual status. The Company's subordinated positions in Permian Holdco 2, Inc. and preferred shares in Permian Holdco 1, Inc. remain on non-accrual status due to its ongoing restructuring, which included the expected filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware on July 19, 2020. As of June 30, 2020, the Company's investments in Permian Holdco 1, Inc., Permian Holdco 2, Inc. and Permian Holdco 3, Inc., which were placed on non-accrual status, had an aggregate cost basis of $10,864 and an aggregate fair value of $2,195. During the three months ended March 31, 2020, the Company reversed $3,418 of previously recorded PIK dividends related to its investment in Permian Holdco 1, Inc. as the Company believes these PIK dividends will ultimately not be collectible. During the three months ended June 30, 2020, the Company reversed $1,998 of previously recorded PIK interest related to its investments in Permian Holdco 2, Inc. and Permian Holdco 3, Inc. as the Company believes this PIK interest will ultimately not be collectible.

        As of March 31, 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. on non-accrual status. As of June 30, 2020, the Company's investments in UniTek Global Services, Inc., which were placed on non-accrual status, had an aggregate cost basis of $34,393, an aggregate fair value of $13,079 and total unearned dividend income of $1,263 and $1,263 for the three and six months then ended.

        During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of June 30, 2020, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $961, an aggregate fair value of $3 and total unearned interest income of $23 and $43 for the three and six months then ended.
        As of June 30, 2020, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $64,170 and $0, respectively. As of June 30, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $67,319. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2020.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. As of June 30, 2020 and December 31, 2019, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $10,354 and $10,354, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are "qualified purchasers", as such term is defined in Section 2(a)(51) of the 1940 Act. Transfer of interests in SLP I are subject to restrictions and, as a result, interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period is currently until August 31, 2020. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93,000 of capital commitments and $265,000 of debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of June 30, 2020, SLP I had total investments with an aggregate fair value of approximately $285,081, debt outstanding of $216,567 and capital that had been called and funded of $93,000. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313,702, debt outstanding of $227,367 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2020 and December 31, 2019.
The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2020, the Company earned approximately $260 and $527, respectively, in management fees related to SLP I, which is included in other income. For the three and six months ended June 30, 2019, the Company earned approximately $291 and $574, respectively, in management fees related to SLP I, which is included in other income. As of June 30, 2020 and December 31, 2019, approximately $260 and $277, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2020, the Company earned approximately $689 and $1,409, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2019, the Company earned approximately $812 and $1,538, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2020 and December 31, 2019, approximately $689 and $747, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between the Company and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from the Company and SkyKnight. SLP II's investment period ended on April 12, 2020 and SLP II will continue in existence until April 12, 2022. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
        SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of June 30, 2020, the Company and SkyKnight have committed and contributed $79,400 and $20,060, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2020 and December 31, 2019.
        On April 12, 2016, SLP II entered into its $275,000 revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum. As of June 30, 2020 and December 31, 2019, SLP II had total investments with an aggregate fair value of approximately $285,983 and $339,985, respectively, and debt outstanding under its credit facility of $211,070 and $246,870, respectively. As of June 30, 2020 and December 31, 2019, none of SLP II's investments were on non-accrual. Additionally, as of June 30, 2020 and December 31, 2019, SLP II had unfunded commitments in the form of delayed draws of $304 and $3,155, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
First lien investments (1)	$306,960	$351,160
Weighted average interest rate on first lien investments (2)	5.24%	6.29%
Number of portfolio companies in SLP II	35	37
Largest portfolio company investment (1)	$17,367	$17,456
Total of five largest portfolio company investments (1)	$78,270	$78,932

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

        The following table is a listing of the individual investments in SLP II's portfolio as of June 30, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	3.92% (L + 3.75%)	2/27/2025	$4,637	$4,620	$4,432
ADG, LLC	Healthcare Services	6.25% (L + 2.50% + 2.75% PIK)	9/28/2023	16,297	16,214	14,160
Advisor Group Holdings, Inc.	Consumer Services	5.18% (L + 5.00%)	7/31/2026	4,975	4,930	4,664
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	90	90	90
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,372	1,366	1,365
Bleriot US Bidco Inc.	Federal Services	5.06% (L + 4.75%)	10/31/2026	1,348	1,335	1,297
Bleriot US Bidco Inc.	Federal Services	5.06% (L + 4.75%)	10/30/2026	8,627	8,546	8,303
Brave Parent Holdings, Inc.	Software	4.18% (L + 4.00%)	4/18/2025	3,671	3,661	3,568
CentralSquare Technologies, LLC	Software	3.93% (L + 3.75%)	8/29/2025	14,775	14,746	13,098
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	2,037	2,028	1,982
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	10,642	10,607	10,357
CommerceHub, Inc.	Software	3.68% (L + 3.50%)	5/21/2025	2,450	2,441	2,352
Dealer Tire, LLC	Distribution & Logistics	4.43% (L + 4.25%)	12/12/2025	7,462	7,445	7,152
Drilling Info Holdings, Inc.	Business Services	4.43% (L + 4.25%)	7/30/2025	14,683	14,633	13,812
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,394	7,335	7,024
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,145	3,115	3,097
Fastlane Parent Company, Inc.	Distribution & Logistics	4.68% (L + 4.50%)	2/4/2026	3,456	3,399	3,258
Greenway Health, LLC	Software	4.82% (L + 3.75%)	2/16/2024	14,550	14,509	11,504
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,433	4,392	4,311
Institutional Shareholder Services Inc.	Business Services	5.57% (L + 4.50%)	3/5/2026	13,825	13,708	13,549
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,252	5,219	5,034
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	1,874	1,873	1,791
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	7,261	7,254	6,939
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,640	11,604	11,010
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,781	2,773	2,698
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,084	2,079	2,037
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	875	873	856
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,097	12,068	11,827
NorthStar Financial Services Group, LLC	Software	4.00% (L + 3.25%)	5/25/2025	5,885	5,863	5,630
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,185	10,154	9,829
Premise Health Holding Corp.	Healthcare Services	3.81% (L + 3.50%)	7/10/2025	1,365	1,360	1,311
Project Accelerate Parent, LLC	Business Services	5.29% (L + 4.25%)	1/2/2025	12,482	12,438	10,672
PSC Industrial Holdings Corp.	Industrial Services	4.98% (L + 3.75%)	10/11/2024	3,044	3,024	2,755
Quest Software US Holdings Inc.	Software	5.01% (L + 4.25%)	5/16/2025	14,775	14,720	14,209
Salient CRGT Inc.	Federal Services	7.57% (L + 6.50%)	2/28/2022	12,853	12,805	12,485
Wirepath LLC	Distribution & Logistics	5.07% (L + 4.00%)	8/5/2024	14,738	14,737	12,232
WP CityMD Bidco LLC	Healthcare Services	5.54% (L + 4.50%)	8/13/2026	5,445	5,396	5,375
Wrench Group LLC	Consumer Services	4.31% (L + 4.00%)	4/30/2026	1,495	1,480	1,405
Wrench Group LLC	Consumer Services	4.31% (L + 4.00%)	4/30/2026	4,455	4,417	4,188
YI, LLC	Healthcare Services	5.07% (L + 4.00%)	11/7/2024	14,725	14,716	12,958
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.93% (L + 4.75%)	9/30/2026	4,109	4,071	4,039
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	16,888	16,850	16,855
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	479	475	478
Total Funded Investments				$306,656	$305,369	$285,988
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(4)
Total Unfunded Investments				$304	$(1)	$(5)
Total Investments				$306,960	$305,368	$285,983

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2020.

(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). The Company's board of directors does not determine the fair value of the investments held by SLP II.

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

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP II.

        Below is certain summarized financial information for SLP II as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and June 30, 2019:

Selected Balance Sheet Information:	June 30, 2020	December 31, 2019
Investments at fair value (cost of $305,368 and $346,321, respectively)	$285,983	$339,985
Cash and other assets	8,520	8,159
Total assets	$294,503	$348,144

Credit facility	$211,070	$246,870
Deferred financing costs	(982)	(1,408)
Distribution payable	2,667	3,250
Payable for unsettled securities purchased	—	3,113
Other liabilities	1,289	2,367
Total liabilities	214,044	254,192

Members' capital	$80,459	$93,952
Total liabilities and members' capital	$294,503	$348,144

Selected Statement of Operations	Three Months Ended		Six Months Ended
Information:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income	$4,532	$6,345	$9,979	$12,568
Other income	17	32	70	58
Total investment income	4,549	6,377	10,049	12,626

Interest and other financing expenses	1,361	2,966	3,506	5,739
Other expenses	130	144	262	279
Total expenses	1,491	3,110	3,768	6,018
Less: expenses waived and reimbursed	—	(20)	—	(20)
Net expenses	1,491	3,090	3,768	5,998
Net investment income	3,058	3,287	6,281	6,628

Net realized (losses) gains on investments	(862)	253	(806)	261
Net change in unrealized appreciation (depreciation) of investments	21,752	(487)	(13,049)	1,060
Net increase (decrease) in members' capital	$23,948	$3,053	$(7,574)	$7,949
For the three and six months ended June 30, 2020, the Company earned approximately $2,117 and $4,698, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2019, the Company earned approximately $2,779 and $5,955, respectively, of dividend income related to SLP II, which is included in dividend income. As of June 30, 2020 and December 31, 2019, approximately $2,117 and $2,581, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
        SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2020, the Company and SkyKnight II have committed $120,000 and $30,000, respectively, of equity to SLP III. As of June 30, 2020, the Company and SkyKnight II have contributed $110,000 and $27,500, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2020 and December 31, 2019.
        On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $450,000. As of June 30, 2020 and December 31, 2019, SLP III had total investments with an aggregate fair value of approximately $504,737 and $475,198, respectively, and debt outstanding under its credit facility of $399,800 and $355,400, respectively. As of June 30, 2020 and December 31, 2019, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2020 and December 31, 2019, SLP III had unfunded commitments in the form of delayed draws of $9,878 and $10,608, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
First lien investments (1)	$548,486	$493,787
Weighted average interest rate on first lien investments (2)	4.71%	5.95%
Number of portfolio companies in SLP III	56	49
Largest portfolio company investment (1)	$23,841	$23,947
Total of five largest portfolio company investments (1)	$99,416	$99,906

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

        The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.92% (L + 3.75%)	2/27/2025	$872	$872	$833
Advisor Group Holdings, Inc.	Consumer Services	5.18% (L + 5.00%)	7/31/2026	4,975	4,930	4,664
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,932	5,867	5,520
AG Parent Holdings, LLC	Healthcare Services	5.18% (L + 5.00%)	7/31/2026	12,438	12,382	12,282
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.44% (L + 4.25%)	10/9/2026	5,985	5,930	5,712
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,548	11,464	11,462
Ascensus Specialties LLC	Business Services	4.92% (L + 4.75%)	9/24/2026	9,950	9,904	9,726
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.18% (L + 4.00%)	6/11/2026	9,121	9,041	8,847
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.18% (L + 4.00%)	6/11/2026	1,433	1,424	1,390
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,753	19,666	19,654
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,296	1,290	1,289
Bleriot US Bidco Inc.	Federal Services	5.06% (L + 4.75%)	10/31/2026	4,314	4,273	4,152
Bleriot US Bidco Inc.	Federal Services	5.06% (L + 4.75%)	10/31/2026	674	667	649
Bluefin Holding, LLC	Software	4.43% (L + 4.25%)	9/4/2026	9,950	9,815	9,704
Bracket Intermediate Holding Corp.	Healthcare Services	5.70% (L + 4.25%)	9/5/2025	14,738	14,680	14,101
Brave Parent Holdings, Inc.	Software	4.18% (L + 4.00%)	4/18/2025	11,275	11,244	10,958
CentralSquare Technologies, LLC	Software	3.93% (L + 3.75%)	8/29/2025	14,775	14,746	13,098
Certara Holdco, Inc.	Healthcare I.T.	3.81% (L + 3.50%)	8/15/2024	1,252	1,255	1,171
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	982	982	956
CommerceHub, Inc.	Software	3.68% (L + 3.50%)	5/21/2025	14,700	14,646	14,112
Covenant Surgical Partners, Inc.	Healthcare Services	4.18% (L + 4.00%)	7/1/2026	9,925	9,838	8,585
CRCI Longhorn Holdings, Inc.	Business Services	3.68% (L + 3.50%)	8/8/2025	14,738	14,681	13,687
Dealer Tire, LLC	Distribution & Logistics	4.43% (L + 4.25%)	12/12/2025	9,950	9,926	9,535
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,711	14,683	13,184
Drilling Info Holdings, Inc.	Business Services	4.43% (L + 4.25%)	7/30/2025	18,671	18,599	17,564
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,394	7,335	7,024
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,931	3,893	3,872
EyeCare Partners, LLC	Healthcare Services	4.82% (L + 3.75%)	2/18/2027	12,132	12,117	11,020
Fastlane Parent Company, Inc.	Distribution & Logistics	4.68% (L + 4.50%)	2/4/2026	3,456	3,399	3,258
Greenway Health, LLC	Software	4.82% (L + 3.75%)	2/16/2024	14,595	14,603	11,539
Heartland Dental, LLC	Healthcare Services	3.68% (L + 3.50%)	4/30/2025	18,635	18,566	16,548
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	9,033	8,949	8,785
Idera, Inc.	Software	5.08% (L + 4.00%)	6/28/2024	5,544	5,522	5,368
Institutional Shareholder Services Inc.	Business Services	5.57% (L + 4.50%)	3/5/2026	988	979	968
Kestra Advisor Services Holdings A, Inc.	Business Services	4.43% (L + 4.25%)	6/3/2026	9,429	9,359	9,193
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	2,640	2,624	2,523
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	682	677	651
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	4,753	4,749	4,496
MED ParentCo, LP	Healthcare Services	4.61% (L + 4.25%)	8/31/2026	10,324	10,237	9,357
MED ParentCo, LP	Healthcare Services	4.61% (L + 4.25%)	8/31/2026	1,811	1,796	1,647
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,525	4,513	4,424
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	875	873	856
National Intergovernmental Purchasing Alliance Company	Business Services	4.06% (L + 3.75%)	5/23/2025	8,746	8,742	8,483
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.43% (L + 4.25%)	3/9/2026	8,924	8,924	8,628
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.43% (L + 4.25%)	3/9/2026	406	406	393
Navex Topco, Inc.	Software	3.43% (L + 3.25%)	9/5/2025	18,301	18,157	17,775
Netsmart Technologies, Inc.	Healthcare I.T.	4.75% (L + 3.75%)	4/19/2023	10,277	10,277	9,968
Newport Group Holdings II, Inc.	Business Services	3.81% (L + 3.50%)	9/12/2025	4,912	4,893	4,741
NorthStar Financial Services Group, LLC	Software	4.00% (L + 3.25%)	5/25/2025	11,770	11,727	11,260
Outcomes Group Holdings, Inc.	Healthcare Services	3.81% (L + 3.50%)	10/24/2025	3,418	3,411	3,213
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,900	4,891	4,520
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	15,351	15,298	14,814

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Premise Health Holding Corp.	Healthcare Services	3.81% (L + 3.50%)	7/10/2025	$13,654	$13,601	$13,108
Project Accelerate Parent, LLC	Business Services	5.29% (L + 4.25%)	1/2/2025	9,874	9,832	8,442
Quest Software US Holdings Inc.	Software	5.01% (L + 4.25%)	5/16/2025	14,775	14,720	14,209
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,444	2,442	1,992
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.56% (L + 4.25%)	7/30/2025	14,737	14,709	13,743
TIBCO Software Inc.	Software	3.93% (L + 3.75%)	6/30/2026	7,692	7,674	7,394
Unitek Acquisition, Inc.	Business Services	7.50% (L + 5.50% + 1.00% PIK)	8/20/2024	3,325	2,693	2,836
Unitek Acquisition, Inc.	Business Services	7.50% (L + 5.50% + 1.00% PIK)	8/20/2024	665	539	567
Wirepath LLC	Distribution & Logistics	5.07% (L + 4.00%)	8/5/2024	17,214	17,214	14,288
WP CityMD Bidco LLC	Healthcare Services	5.54% (L + 4.50%)	8/13/2026	19,968	19,788	19,709
VT Topco, Inc.	Business Services	3.68% (L + 3.50%)	8/1/2025	2,809	2,809	2,388
YI, LLC	Healthcare Services	5.07% (L + 4.00%)	11/7/2024	9,741	9,735	8,572
Total Funded Investments				$538,608	$535,478	$505,407
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$369	$(4)	$(11)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(270)
EyeCare Partners, LLC	Healthcare Services	—	2/18/2022	2,838	—	(260)
MED ParentCo, LP	Healthcare Services	—	8/30/2021	776	(8)	(71)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(44)
Total Unfunded Investments				$9,878	$(49)	$(670)
Total Investments				$548,486	$535,429	$504,737

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2020.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP III.

        The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$1,204	$1,204	$1,205
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Affordable Care Holding Corp.	Healthcare Services	6.59% (L + 4.75%)	10/24/2022	5,963	5,884	5,814
AG Parent Holdings, LLC	Healthcare Services	6.91% (L + 5.00%)	7/31/2026	12,500	12,440	12,406
Aston FinCo S.a r.l. / Aston US Finco, LLC	Software	6.26% (L + 4.25%)	10/9/2026	6,000	5,941	5,970
Ascensus Specialties LLC	Business Services	6.44% (L + 4.75%)	9/24/2026	10,000	9,951	9,975
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	9,167	9,080	9,224
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	229	243	231
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	19,853	19,759	19,753
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,302	1,296	1,296
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	4,324	4,281	4,373
Bluefin Holding, LLC	Software	6.14% (L + 4.25%)	9/4/2026	10,000	9,855	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	6.35% (L + 4.25%)	9/5/2025	14,813	14,750	14,775
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	14,775	14,732	14,560
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
Certara Holdco, Inc.	Healthcare I.T.	5.44% (L + 3.50%)	8/15/2024	1,262	1,266	1,262
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	987	987	986
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	14,775	14,716	14,590
Covenant Surgical Partners, Inc.	Healthcare Services	5.69% (L + 4.00%)	7/1/2026	9,975	9,881	9,913
CRCI Longhorn Holdings, Inc.	Business Services	5.19% (L + 3.50%)	8/8/2025	14,813	14,751	14,414
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	5.55% (L + 3.75%)	6/6/2025	14,786	14,755	14,737
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	18,766	18,688	18,688
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.25% (L + 4.50%)	11/20/2026	3,931	3,892	3,964
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,670	14,679	13,093
Heartland Dental, LLC	Healthcare Services	5.55% (L + 3.75%)	4/30/2025	18,317	18,243	18,248
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	5,556	5,500	5,535
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	5,572	5,548	5,576
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	993	983	978
Kestra Advisor Services Holdings A, Inc.	Business Services	6.20% (L + 4.25%)	6/3/2026	9,476	9,402	9,477
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,654	2,634	2,627
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	685	680	678
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	4,778	4,773	4,300
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	10,376	10,282	10,402
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	553	549	554
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	4,549	4,534	4,549
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
National Intergovernmental Purchasing Alliance Company	Business Services	5.69% (L + 3.75%)	5/23/2025	8,790	8,786	8,790
Navex Topco, Inc.	Software	5.05% (L + 3.25%)	9/5/2025	18,394	18,237	18,448
Netsmart Technologies, Inc.	Healthcare I.T.	5.55% (L + 3.75%)	4/19/2023	10,330	10,330	10,308
Newport Group Holdings II, Inc.	Business Services	5.65% (L + 3.75%)	9/12/2025	4,938	4,917	4,950
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	11,770	11,723	11,579
Outcomes Group Holdings, Inc.	Healthcare Services	5.41% (L + 3.50%)	10/24/2025	6,435	6,421	6,344
Pelican Products, Inc.	Business Products	5.24% (L + 3.50%)	5/1/2025	4,925	4,915	4,531
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	15,430	15,371	15,363
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	13,723	13,666	13,580
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	9,924	9,878	9,899
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	14,850	14,790	14,739
Sierra Enterprises, LLC	Food & Beverage	5.80% (L + 4.00%)	11/11/2024	2,456	2,454	2,447
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	14,812	14,782	14,905
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	17,302	17,302	15,053
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	20,069	19,875	20,119

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	$9,791	9,784	9,155
Total Funded Investments				$483,179	$480,816	$475,207
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,580	$(16)	$10
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	676	(7)	8
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(13)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(2)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	2,044	(20)	5
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(3)
Total Unfunded Investments				$10,608	$(80)	$(9)
Total Investments				$493,787	$480,736	$475,198

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP III.

        Below is certain summarized financial information for SLP III as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and June 30, 2019:

Selected Balance Sheet Information:	June 30, 2020	December 31, 2019
Investments at fair value (cost of $535,429 and $480,736)	$504,737	$475,198
Cash and other assets	13,910	12,836
Total assets	$518,647	$488,034

Credit facility	$399,800	$355,400
Deferred financing costs	(2,549)	(2,385)
Payable for unsettled securities purchased	5,198	8,166
Distribution payable	3,438	3,650
Other liabilities	5,791	3,736
Total liabilities	411,678	368,567

Members' capital	$106,969	$119,467
Total liabilities and members' capital	$518,647	$488,034

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income	$6,929	$6,267	$14,336	$12,560
Other income	64	78	245	148
Total investment income	6,993	6,345	14,581	12,708

Interest and other financing expenses	3,381	3,350	7,077	6,741
Other expenses	164	165	321	303
Total expenses	3,545	3,515	7,398	7,044
Less: expenses waived and reimbursed	—	(22)	—	(22)
Net expenses	3,545	3,493	7,398	7,022
Net investment income	3,448	2,852	7,183	5,686

Net realized gains on investments	6	37	4	70
Net change in unrealized appreciation (depreciation) of investments	38,194	688	(25,154)	3,655
Net increase (decrease) in members' capital	$41,648	$3,577	$(17,967)	$9,411
For the three and six months ended June 30, 2020, the Company earned approximately $2,750 and $5,624, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2019, the Company earned approximately $2,200 and $4,920, respectively, of dividend income related to SLP III, which is included in dividend income. As of June 30, 2020 and December 31, 2019, approximately $2,750 and $2,920, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
        In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. On May 21, 2020, the SEC adopted rule amendments that will impact the requirement of BDCs and registered closed-end funds to disclose the financial statements of certain of its portfolio companies or of a fund that the investment company acquires (the "Final Rules"). The Final Rules adopt a new definition of “significant subsidiary” in Rule 1-02(w)(2) that will be applicable to the Company's determination of whether separate financial statements or summary financial information in such Company’s periodic reports for any portfolio company is required, which will (a) modify the investment test and income test, and (b) eliminate the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w). The Final Rules will be effective on January 1, 2021, but, as permitted by the Final Rules, the Company elected to early adopt during the quarter ended June 30, 2020. As of June 30, 2020, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).
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
Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2020:

	Total	Level I	Level II	Level III
First lien	$1,633,727	$—	$100,709	$1,533,018
Second lien	688,955	—	23,061	665,894
Subordinated	41,362	—	—	41,362
Equity and other	462,418	—	—	462,418
Total investments	$2,826,462	$—	$123,770	$2,702,692

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2019:

	Total	Level I	Level II	Level III
First lien	$1,801,615	$—	$263,192	$1,538,423
Second lien	788,868	—	369,477	419,391
Subordinated	66,774	—	20,870	45,904
Equity and other	503,023	—	—	503,023
Total investments	$3,160,280	$—	$653,539	$2,506,741

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2020:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2020	$2,868,149	$1,739,055	$629,198	$42,052	$457,844
Total gains or losses included in earnings:
Net realized losses on investments	(2,834)	(2,834)	—	—	—
Net change in unrealized appreciation	45,023	26,916	16,974	538	595
Purchases, including capitalized PIK and revolver fundings	61,880	50,154	8,975	(1,228)	3,979
Proceeds from sales and paydowns of investments	(226,830)	(226,830)	—	—	—
Transfers into Level III(1)	32,373	—	32,373	—	—
Transfers out of Level III(1)	(75,069)	(53,443)	(21,626)	—	—
Fair Value, June 30, 2020	$2,702,692	$1,533,018	$665,894	$41,362	$462,418
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$41,902	$23,795	$16,974	$538	$595

(1)As of June 30, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

        The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2019	$1,918,785	$1,107,716	$316,510	$40,891	$453,668
Total gains or losses included in earnings:
Net realized gains on investments	46	24	22	—	—
Net change in unrealized (depreciation) appreciation	(4,571)	(518)	956	1,764	(6,773)
Purchases, including capitalized PIK and revolver fundings	192,131	138,709	43,079	930	9,413
Proceeds from sales and paydowns of investments	(63,213)	(21,378)	(41,835)	—	—
Transfers into Level III (1)	115,049	52,757	62,292	—	—
Transfers out of Level III (1)	(129,785)	(79,157)	(50,628)	—	—
Fair Value, June 30, 2019	$2,028,442	$1,198,153	$330,396	$43,585	$456,308
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(4,571)	$(518)	$956	$1,764	$(6,773)

(1)As of June 30, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2020:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2019	$2,506,741	$1,538,423	$419,391	$45,904	$503,023
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(2,936)	(3,019)	—	—	83
Net change in unrealized (depreciation)	(134,620)	(56,462)	(15,852)	(4,350)	(57,956)
Purchases, including capitalized PIK and revolver fundings	282,356	245,807	19,473	(192)	17,268
Proceeds from sales and paydowns of investments	(324,246)	(284,155)	(40,091)	—	—
Transfers into Level III(1)	375,397	92,424	282,973	—	—
Fair Value, June 30, 2020	$2,702,692	$1,533,018	$665,894	$41,362	$462,418
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(134,892)	$(56,464)	$(16,122)	$(4,350)	$(57,956)

(1)As of June 30, 2020, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Total gains or losses included in earnings:
Net realized gains on investments	84	55	29	—	—
Net change in unrealized appreciation	4,599	1,706	1,264	1,284	345
Purchases, including capitalized PIK and revolver fundings	332,072	224,402	90,134	2,214	15,322
Proceeds from sales and paydowns of investments	(73,850)	(29,158)	(44,692)	—	—
Transfers into Level III (1)	130,098	83,383	46,715	—	—
Transfers out of Level III (1)	(139,632)	(69,763)	(69,869)	—	—
Fair Value, June 30, 2019	$2,028,442	$1,198,153	$330,396	$43,585	$456,308
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$4,430	$1,706	$1,095	$1,284	$345

(1)As of June 30, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2020 and June 30, 2019. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2020 and December 31, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2020 were as follows:

				Range
Type	Fair Value as of June 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,533,015	Market & income approach	EBITDA multiple	2.0x	32.0x	13.4x
			Revenue multiple	3.5x	11.0x	6.2x
			Discount rate	4.8%	16.2%	8.4%
	3	Market quote	Broker quote	N/A	N/A	N/A
Second lien	646,339	Market & income approach	EBITDA multiple	7.0x	32.0x	14.6x
			Discount rate	7.5%	23.4%	9.9%
	19,555	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	41,362	Market & income approach	EBITDA multiple	5.0x	13.0x	12.0x
			Discount rate	11.3%	43.0%	22.3%
Equity and other	461,498	Market & income approach	EBITDA multiple	7.0x	19.5x	12.5x
			Discount rate	6.5%	63.4%	13.9%
	762	Black Scholes analysis	Expected life in years	5.8	5.8	5.8
			Volatility	51.5%	51.5%	51.5%
			Discount rate	0.7%	0.7%	0.7%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,702,692

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

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
	$2,506,741
Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of June 30, 2020, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes and the 2019A Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of June 30, 2020 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the 2018 Convertible Notes and the 5.75% Unsecured Notes (as defined in Note 7. Borrowings) as of June 30, 2020 was $189,427 and $49,680, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of June 30, 2020 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of June 30, 2020 and June 30, 2019 was approximately $664,646 and $658,499, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2020, management fees waived were approximately $3,183 and $6,726, respectively. For the three and six months ended June 30, 2019, management fees waived were approximately $2,823 and $5,356, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of June 30, 2020), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized), subject to a “catch-up” provision measured as of the end of each calendar quarter. The hurdle rate is appropriately pro-rated for any partial periods. The calculation of the Company’s incentive fee with respect to the Pre-Incentive Fee Net Investment Income for each quarter is as follows:
•No incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2.0% (the “preferred return” or “hurdle”).
•100.0% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of the Company’s Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up”. The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter.
•20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Management fee	$13,134	$11,640	$26,992	$22,615
Less: management fee waiver	(3,183)	(2,823)	(6,726)	(5,356)
Total management fee	9,951	8,817	20,266	17,259
Incentive fee, excluding accrued capital gains incentive fees	$6,896	$6,987	$14,722	$13,850
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of June 30, 2020 and June 30, 2019, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2020, approximately $737 and $1,392, respectively, of indirect administrative expenses were included in administrative expenses of which $335 and $335, respectively, were waived by the Administrator. For the three and six months ended June 30, 2019, approximately $671 and $1,394, respectively, of indirect administrative expenses were included in administrative expenses of which $335 and $335, respectively, were waived by the Administrator. As of June 30, 2020 and December 31, 2019, approximately $1,576 and $602, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2020, the reimbursement to the Administrator represented approximately 0.01% and 0.04%, respectively, of the Company's gross assets. For the three and six months ended June 30, 2019, the reimbursement to the Administrator represented approximately 0.01% and 0.04%, respectively, of the Company's gross assets.
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
Note 7. Borrowings
As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2020, the Company’s asset coverage ratio was 177.7%.
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
As of June 30, 2020, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $800,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
        The Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Second Amended and Restated Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$3,208	$6,352	$8,629	$12,690
Non-usage fee	$330	$169	$542	$286
Amortization of financing costs	$329	$702	$658	$1,381
Weighted average interest rate	2.4%	4.5%	3.0%	4.5%
Effective interest rate	2.9%	5.1%	3.4%	5.1%
Average debt outstanding	$535,503	$565,942	$582,523	$566,139
As of June 30, 2020 and December 31, 2019, the outstanding balance on the Holdings Credit Facility was $500,163 and $661,563, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of June 30, 2020, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
        The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$1,121	$1,159	$3,061	$2,178
Non-usage fee	$41	$40	$41	$90
Amortization of financing costs	$34	$97	$68	$219
Weighted average interest rate	3.1%	5.0%	3.7%	5.0%
Effective interest rate	3.3%	5.6%	3.8%	5.8%
Average debt outstanding	$144,874	$92,473	$166,687	$87,017
As of June 30, 2020 and December 31, 2019, the outstanding balance on the NMFC Credit Facility was $78,500 and $188,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, among the Company, as the Borrower and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of June 30, 2020, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three and six months ended June 30, 2020, amortization of financing costs were $3 and $3, respectively.
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
        As of June 30, 2020, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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

        The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense(1)	$2,296	$912	$4,937	$1,447
Non-usage fee(1)	$40	$44	$97	$121
Amortization of financing costs	$160	$91	$319	$156
Weighted average interest rate	3.7%	5.5%	4.1%	5.5%
Effective interest rate	4.0%	6.3%	4.5%	6.6%
Average debt outstanding	$248,571	$66,868	$241,813	$52,740

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
        As of June 30, 2020 and December 31, 2019, the outstanding balance on the DB Credit Facility was $215,000 and $230,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
As of June 30, 2020, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30,000. For the three and six months ended June 30, 2020, interest expense, non-usage fees and amortization of financing costs were $0 and $0, $12 and $23 and $0 and $11, respectively. For the three and six months ended June 30, 2019, interest expense, non-usage fees and amortization of financing costs were $0 and $0, $12 and $23 and $28 and $56, respectively. As of June 30, 2020 and December 31, 2019, the outstanding balance on the NMNLC Credit Facility was $0 and $0, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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
The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes as of June 30, 2020.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at June 30, 2020	10.0%
Conversion rate at June 30, 2020(1)(2)	65.8762
Conversion price at June 30, 2020(2)(3)	$15.18
Last conversion price calculation date	August 20, 2019

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2020 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$2,893	$3,579	$5,786	$7,173
Amortization of financing costs	$98	$251	$197	$597
Amortization of premium	$(25)	$(30)	$(51)	$(57)
Weighted average interest rate	5.8%	5.4%	5.8%	5.4%
Effective interest rate	5.9%	5.7%	5.9%	5.8%
Average debt outstanding	$201,250	$265,701	$201,250	$267,963
As of June 30, 2020 and December 31, 2019, the outstanding balance on the Convertible Notes was $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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
The 5.75% Unsecured Notes bear interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, which commenced on January 1, 2019. The 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier redeemed. The 5.75% Unsecured Notes are listed on the NYSE and trade under the trading symbol “NMFX.”
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Interest expense	$5,959	$5,444	$11,919	$9,804
Amortization of financing costs	$318	$291	$635	$566
Weighted average interest rate	5.3%	5.2%	5.3%	5.2%
Effective interest rate	5.6%	5.5%	5.6%	5.6%
Average debt outstanding	$453,250	$416,124	$453,250	$376,656

(1)For the three and six months ended June 30, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to June 30, 2019.
As of June 30, 2020 and December 31, 2019, the outstanding balance on the Unsecured Notes was $453,250 and $453,250, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of June 30, 2020 and December 31, 2019, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of June 30, 2020 and December 31, 2019, SBIC II had regulatory capital of $75,000 and $64,500, respectively, and $150,000 and $75,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2020.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15,000	3.548%	0.222%
September 25, 2019	September 1, 2029	19,000	2.283%	0.222%
March 25, 2020	March 1, 2030	41,000	2.078%	0.222%
March 25, 2020	March 1, 2030	24,000	2.078%	0.275%
Interim SBA-guaranteed debentures(2):
	September 1, 2030 (3)	30,000	1.279%	0.275%
	September 1, 2030 (3)	21,000	1.393%	0.275%
Total SBA-guaranteed debentures		$300,000

(1)SBA-guaranteed debentures are held in SBIC I.
(2)SBA-guaranteed debentures are held in SBIC II.
(3)Estimated maturity date as interim SBA-debentures are expected to pool in September 2020.
        Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$2,060	$1,359	$3,883	$2,704
Amortization of financing costs	$251	$138	$453	$274
Weighted average interest rate	2.8%	3.3%	2.9%	3.3%
Effective interest rate	3.1%	3.6%	3.2%	3.6%
Average debt outstanding	$300,000	$165,000	$271,549	$165,000
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2020 and December 31, 2019, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2020, the Company had unfunded commitments on revolving credit facilities of $64,170, no outstanding bridge financing commitments and other future funding commitments of $67,319. As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities of $66,061, no outstanding bridge financing commitments and other future funding commitments of $137,781. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility as of June 30, 2020 and revolver borrowings available under the Holdings Credit Facility, the DB Credit Facility and the NMNLC Credit Facility as of December 31, 2019. See Note 7. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of June 30, 2020 and December 31, 2019, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $34,248, respectively, which could require funding in the future.
As of June 30, 2020, the Company had unfunded commitments related to an equity investment in SLP III of $10,000, which may be funded at the Company's discretion.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the six months ended June 30, 2020 and subsequent to June 30, 2020, COVID-19 has had a significant impact on the U.S. economy and the Company. The Company has experienced a significant reduction in its net asset value as of June 30, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets.
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

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2020:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2019	96,827,342	$968	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468	$—	$1,283,468
Distributions declared	—	—	—	(32,921)	—	—	(32,921)	—	(32,921)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	11,315	11,315
Net increase (decrease) in net assets resulting from operations	—	—	—	31,305	114	(203,776)	(172,357)	(65)	(172,422)
Net assets at March 31, 2020	96,827,342	$968	$1,287,853	$89,717	$(85,334)	$(215,014)	$1,078,190	$11,250	$1,089,440
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(258)	(29,306)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,327	(3,755)	52,909	76,481	251	76,732
Net assets at June 30, 2020	96,827,342	$968	$1,287,853	$87,996	$(89,089)	$(162,105)	$1,125,623	$11,243	$1,136,866
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2019:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Net assets at December 31, 2018	76,106,372	$761	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269
Issuances of common stock	4,413,058	44	60,617	—	—	—	60,661
Deferred offering costs	—	—	(229)	—	—	—	(229)
Distributions declared	—	—	—	(27,342)	—	—	(27,342)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,450	46	16,424	43,920
Net assets at March 31, 2019	80,519,430	$805	$1,096,017	$62,083	$(86,292)	$10,666	$1,083,279
Issuances of common stock	90,872	1	1,269	—	—	—	1,270
Distributions declared	—	—	—	(27,377)	—	—	(27,377)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,948	52	(4,255)	23,745
Balance at June 30, 2019	80,610,302	$806	$1,097,286	$62,654	$(86,240)	$6,411	1,080,917

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase (decrease) in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Earnings (loss) per share—basic
Numerator for basic earnings (loss) per share:	$76,481	$23,745	$(95,876)	$67,665
Denominator for basic weighted average share:	96,827,342	80,522,426	96,827,342	79,495,737
Basic earnings (loss) per share:	$0.79	$0.29	$(0.99)	$0.85
Earnings (loss) per share—diluted(1)
Numerator for increase (decrease) in net assets per share	$76,481	$23,745	$(95,876)	$67,665
Adjustment for interest on Convertible Notes and incentive fees, net	2,314	2,863	4,629	5,738
Numerator for diluted earnings (loss) per share:	$78,795	$26,608	$(91,247)	$73,403
Denominator for basic weighted average share	96,827,342	80,522,426	96,827,342	79,495,737
Adjustment for dilutive effect of Convertible Notes	13,257,585	17,171,073	13,257,585	17,284,850
Denominator for diluted weighted average share	110,084,927	97,693,499	110,084,927	96,780,587
Diluted earnings (loss) per share:	$0.72	$0.27	$(0.99)	$0.76

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the six months ended June 30, 2020 there was anti-dilution. For the three months ended June 30, 2020 and the three and six months ended June 30, 2019, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2020 and June 30, 2019.

	Six Months Ended
	June 30, 2020	June 30, 2019
Per share data(1):
Net asset value, January 1, 2020 and January 1, 2019, respectively	$13.26	$13.22
Net investment income	0.61	0.70
Net realized and unrealized gains (losses)(2)	(1.60)	0.17
Total net (decrease) increase	(0.99)	0.87
Distributions declared to stockholders from net investment income	(0.64)	(0.68)
Net asset value, June 30, 2020 and June 30, 2019, respectively	$11.63	$13.41
Per share market value, June 30, 2020 and June 30, 2019, respectively	$9.29	$13.97
Total return based on market value(3)	(26.75)%	16.60%
Total return based on net asset value(4)	(7.32)%	6.63%
Shares outstanding at end of period	96,827,342	80,610,302
Average weighted shares outstanding for the period	96,827,342	79,495,737
Average net assets for the period	$1,181,090	$1,081,666
Ratio to average net assets:
Net investment income	10.03%	10.33%
Total expenses, before waivers/reimbursements	15.02%	15.09%
Total expenses, net of waivers/reimbursements	13.82%	14.03%
Average debt outstanding—Holdings Credit Facility	$582,523	$566,139
Average debt outstanding—Unsecured Notes	453,250	376,656
Average debt outstanding—Convertible Notes	201,250	267,963
Average debt outstanding—SBA-guaranteed debentures	271,549	165,000
Average debt outstanding—NMFC Credit Facility	166,687	87,017
Average debt outstanding—DB Credit Facility	241,813	52,740
Asset coverage ratio(5)	177.71%	175.12%
Portfolio turnover	7.45%	2.88%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the six months ended June 30, 2020 and June 30, 2019 were $0.00 and $0.02, respectively.
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.
(5)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 13. Recent Accounting Standards Updates
        In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended June 30, 2020.
Note 14. Subsequent Events

        On July 29, 2020, the Company’s board of directors declared a third quarter 2020 distribution of $0.30 per share payable on September 30, 2020 to holders of record as of September 16, 2020.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation
Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”) including the consolidated schedule of investments, as of June 30, 2020, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2020 and 2019, and cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 5, 2020

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
Forward-Looking Statements
        The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including the impact of interest and inflation rates, and the COVID-19 pandemic on the industries in which we invest;
•our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;
•the ability of our portfolio companies to achieve their objectives and the impact of COVID-19 pandemic thereon;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related and other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2019 and in this quarterly report on Form 10-Q.
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
Overview
        We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through June 30, 2020, we raised approximately $893.2 million in net proceeds from additional offerings of our common stock.
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
        We have established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings" or the "Predecessor Operating Company") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and NMFDB’s credit facility, respectively;
•New Mountain Finance SBIC, L.P. ("SBIC I")  and New Mountain Finance SBIC II, L.P. ("SBIC II"), who have received licenses from the United States ("U.S.") Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act") and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP") and New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP"), respectively;
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID") and NMF YP Holdings Inc. ("NMF YP"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
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
        Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2020, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of June 30, 2020, our net asset value was approximately $1,125.6 million and our portfolio had a fair value of approximately $2,826.5 million in 108 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 8.6% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 8.0%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
        On July 29, 2020, our board of directors declared a third quarter 2020 distribution of $0.30 per share payable on September 30, 2020 to holders of record as of September 16, 2020.

COVID-19 Developments

        On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy. The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, we may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.

        An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a significant reduction in our net asset value as of June 30, 2020, as compared to our net asset value as of December 31, 2019. As of June 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of June 30, 2020. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Monitoring of Portfolio Investments”.

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
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, we look at the number of quotes readily available and perform the following procedures:
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. We will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, we will use one or more of the methodologies outlined below to determine fair value;
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:
a.Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.Preliminary valuation conclusions will then be documented and discussed with our senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and
d.When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
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
        Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
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
        The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,633,727	$—	$100,709	$1,533,018
Second lien	688,955	—	23,061	665,894
Subordinated	41,362	—	—	41,362
Equity and other	462,418	—	—	462,418
Total investments	$2,826,462	$—	$123,770	$2,702,692
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,533,015	Market & income approach	EBITDA multiple	2.0x	32.0x	13.4x
			Revenue multiple	3.5x	11.0x	6.2x
			Discount rate	4.8%	16.2%	8.4%
	3	Market quote	Broker quote	N/A	N/A	N/A
Second lien	646,339	Market & income approach	EBITDA multiple	7.0x	32.0x	14.6x
			Discount rate	7.5%	23.4%	9.9%
	19,555	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	41,362	Market & income approach	EBITDA multiple	5.0x	13.0x	12.0x
			Discount rate	11.3%	43.0%	22.3%
Equity and other	461,498	Market & income approach	EBITDA multiple	7.0x	19.5x	12.5x
			Discount rate	6.5%	63.4%	13.9%
	762	Black Scholes analysis	Expected life in years	5.8	5.8	5.8
			Volatility	51.5%	51.5%	51.5%
			Discount rate	0.7%	0.7%	0.7%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,702,692

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
NMFC Senior Loan Program I LLC
        NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are "qualified purchasers", as such term is defined in section 2(a)(51) of the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period is currently until August 31, 2020. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
        SLP I is capitalized with $93.0 million of capital commitments and $265.0 million of debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of June 30, 2020, SLP I had total investments with an aggregate fair value of approximately $285.1 million, debt outstanding of $216.6 million and capital that had been called and funded of $93.0 million. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313.7 million, debt outstanding of $227.4 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of June 30, 2020 and December 31, 2019.
        We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and six months ended June 30, 2020, we earned approximately $0.2 million and $0.5 million, respectively, in management fees related to SLP I, which is included in other income. For the three and six months ended June 30, 2019, we earned approximately $0.3 million and $0.6 million, respectively, in management fees related to SLP I, which is included in other income. As of June 30, 2020 and December 31, 2019, approximately $0.2 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and six months ended June 30, 2020, we earned approximately $0.7 million and $1.4 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2019, we earned approximately $0.8 million and $1.5 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of June 30, 2020 and December 31, 2019, approximately $0.7 million and $0.7 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II is structured as a private joint venture investment fund between us and SkyKnight Income, LLC (“SkyKnight”) and operates under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP II, which has equal representation from us and SkyKnight. SLP II's investment period ended on April 12, 2020 and SLP II will continue in existence until April 12, 2022. The term may be extended for up to one year pursuant to certain terms of the SLP II Agreement.
        SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of June 30, 2020, we and SkyKnight have committed and contributed $79.4 million and $20.1 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of June 30, 2020 and December 31, 2019.
        On April 12, 2016, SLP II entered into its $275.0 million revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the LIBOR plus 1.60% per annum. As of June 30, 2020 and December 31, 2019, SLP II had total investments with an aggregate fair value of approximately $286.0 million and $340.0 million, respectively, and debt outstanding under its credit facility of $211.1 million and $246.9 million, respectively. As of June 30, 2020 and December 31, 2019, none of SLP II's investments were on non-accrual. Additionally, as of June 30, 2020 and December 31, 2019, SLP II had unfunded commitments in the form of delayed draws of $0.3 million and $3.2 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
First lien investments (1)	$306,960	351,160
Weighted average interest rate on first lien investments (2)	5.24%	6.29%
Number of portfolio companies in SLP II	35	37
Largest portfolio company investment (1)	$17,367	17,456
Total of five largest portfolio company investments (1)	$78,270	78,932

(1)Reflects principal amount or par value of investments.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

        The following table is a listing of the individual investments in SLP II's portfolio as of June 30, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.92% (L + 3.75%)	2/27/2025	$4,637	$4,620	$4,432
ADG, LLC	Healthcare Services	6.25% (L + 2.50% + 2.75% PIK)	9/28/2023	16,297	16,214	14,160
Advisor Group Holdings, Inc.	Consumer Services	5.18% (L + 5.00%)	7/31/2026	4,975	4,930	4,664
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	90	90	90
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,372	1,366	1,365
Bleriot US Bidco Inc.	Federal Services	5.06% (L + 4.75%)	10/31/2026	1,348	1,335	1,297
Bleriot US Bidco Inc.	Federal Services	5.06% (L + 4.75%)	10/30/2026	8,627	8,546	8,303
Brave Parent Holdings, Inc.	Software	4.18% (L + 4.00%)	4/18/2025	3,671	3,661	3,568
CentralSquare Technologies, LLC	Software	3.93% (L + 3.75%)	8/29/2025	14,775	14,746	13,098
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	2,037	2,028	1,982
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	10,642	10,607	10,357
CommerceHub, Inc.	Software	3.68% (L + 3.50%)	5/21/2025	2,450	2,441	2,352
Dealer Tire, LLC	Distribution & Logistics	4.43% (L + 4.25%)	12/12/2025	7,462	7,445	7,152
Drilling Info Holdings, Inc.	Business Services	4.43% (L + 4.25%)	7/30/2025	14,683	14,633	13,812
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,394	7,335	7,024
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,145	3,115	3,097
Fastlane Parent Company, Inc.	Distribution & Logistics	4.68% (L + 4.50%)	2/4/2026	3,456	3,399	3,258
Greenway Health, LLC	Software	4.82% (L + 3.75%)	2/16/2024	14,550	14,509	11,504
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,433	4,392	4,311
Institutional Shareholder Services Inc.	Business Services	5.57% (L + 4.50%)	3/5/2026	13,825	13,708	13,549
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,252	5,219	5,034
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	1,874	1,873	1,791
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	7,261	7,254	6,939
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,640	11,604	11,010
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,781	2,773	2,698
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,084	2,079	2,037
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	875	873	856
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,097	12,068	11,827
NorthStar Financial Services Group, LLC	Software	4.00% (L + 3.25%)	5/25/2025	5,885	5,863	5,630
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,185	10,154	9,829
Premise Health Holding Corp.	Healthcare Services	3.81% (L + 3.50%)	7/10/2025	1,365	1,360	1,311
Project Accelerate Parent, LLC	Business Services	5.29% (L + 4.25%)	1/2/2025	12,482	12,438	10,672
PSC Industrial Holdings Corp.	Industrial Services	4.98% (L + 3.75%)	10/11/2024	3,044	3,024	2,755
Quest Software US Holdings Inc.	Software	5.01% (L + 4.25%)	5/16/2025	14,775	14,720	14,209
Salient CRGT Inc.	Federal Services	7.57% (L + 6.50%)	2/28/2022	12,853	12,805	12,485
Wirepath LLC	Distribution & Logistics	5.07% (L + 4.00%)	8/5/2024	14,738	14,737	12,232
WP CityMD Bidco LLC	Healthcare Services	5.54% (L + 4.50%)	8/13/2026	5,445	5,396	5,375
Wrench Group LLC	Consumer Services	4.31% (L + 4.00%)	4/30/2026	1,495	1,480	1,405
Wrench Group LLC	Consumer Services	4.31% (L + 4.00%)	4/30/2026	4,455	4,417	4,188
YI, LLC	Healthcare Services	5.07% (L + 4.00%)	11/7/2024	14,725	14,716	12,958
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.93% (L + 4.75%)	9/30/2026	4,109	4,071	4,039
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	16,888	16,850	16,855
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	479	475	478
Total Funded Investments				$306,656	$305,369	$285,988
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	(4)
Total Unfunded Investments				$304	$(1)	$(5)
Total Investments				$306,960	$305,368	$285,983

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2020.

(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP II.

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$9,833	$9,794	$9,841
ADG, LLC	Healthcare Services	7.17% (L + 4.75% + 0.50% PIK)	9/28/2023	16,074	15,980	15,813
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,379	1,372	1,372
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	90	90	90
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	8,649	8,563	8,746
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	15,267	15,222	15,045
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	10,697	10,658	10,683
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	2,047	2,037	2,044
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	2,463	2,453	2,432
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	14,758	14,703	14,696
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.26% (L + 4.50%)	11/20/2026	3,145	3,113	3,171
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,625	14,578	13,053
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	4,444	4,400	4,428
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	4,446	4,417	4,449
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	13,895	13,769	13,687
Keystone Acquisition Corp.	Healthcare Services	7.19% (L + 5.25%)	5/1/2024	5,278	5,243	5,173
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	7,298	7,290	7,225
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	1,884	1,882	1,865
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	11,700	11,660	10,530
MediaOcean, LLC	Software	5.80% (L + 4.00%)	8/18/2025	7,392	7,372	7,410
Medical Solutions Holdings, Inc.	Healthcare Services	6.30% (L + 4.50%)	6/14/2024	2,795	2,786	2,791
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	12,160	12,124	12,160
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	2,095	2,089	2,095
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	5,885	5,861	5,789
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	10,237	10,203	10,193
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	1,372	1,367	1,358
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	13,545	13,494	13,511
PSC Industrial Holdings Corp.	Industrial Services	5.49% (L + 3.75%)	10/11/2024	7,305	7,252	7,269
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	14,850	14,790	14,739
Salient CRGT Inc.	Federal Services	8.29% (L + 6.50%)	2/28/2022	13,134	13,071	12,510
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	716	715	721
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	14,813	14,813	12,886
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	15,000	14,855	15,038
Wrench Group LLC	Consumer Services	6.19% (L + 4.25%)	4/30/2026	4,478	4,435	4,488
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	14,801	14,791	13,839
Zelis Cost Management Buyer, Inc.	Healthcare I.T.	6.55% (L + 4.75%)	9/30/2026	10,363	10,261	10,427
Zywave, Inc.	Software	6.93% (L + 5.00%)	11/17/2022	16,975	16,930	16,975
Zywave, Inc.	Software	6.84% (L + 5.00%)	11/17/2022	481	477	481
Total Funded Investments				$348,005	$346,336	$339,967
Unfunded Investments - First lien
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	1,351	(14)	15
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	—

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Wrench Group LLC	Consumer Services	—	4/30/2021	$1,500	$—	$4
Total Unfunded Investments				3,155	(15)	18
Total Investments				$351,160	$346,321	$339,985

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.
(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP II.

        Below is certain summarized financial information for SLP II as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and June 30, 2019:

Selected Balance Sheet Information:	June 30, 2020	December 31, 2019
	(in thousands)	(in thousands)
Investments at fair value (cost of $305,368 and $346,321, respectively)	$285,983	$339,985
Cash and other assets	8,520	8,159
Total assets	$294,503	$348,144

Credit facility	$211,070	$246,870
Deferred financing costs	(982)	(1,408)
Distribution payable	2,667	3,250
Payable for unsettled securities purchased	—	3,113
Other liabilities	1,289	2,367
Total liabilities	214,044	254,192

Members' capital	$80,459	$93,952
Total liabilities and members' capital	$294,503	$348,144

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$4,532	$6,345	$9,979	$12,568
Other income	17	32	70	58
Total investment income	4,549	6,377	10,049	12,626

Interest and other financing expenses	1,361	2,966	3,506	5,739
Other expenses	130	144	262	279
Total expenses	1,491	3,110	3,768	6,018
Less: expenses waived and reimbursed	—	(20)	—	(20)
Net expenses	1,491	3,090	3,768	5,998
Net investment income	3,058	3,287	6,281	6,628

Net realized (losses) gains on investments	(862)	253	(806)	261
Net change in unrealized appreciation (depreciation) of investments	21,752	(487)	(13,049)	1,060
Net increase (decrease) in members' capital	$23,948	$3,053	$(7,574)	$7,949

        For the three and six months ended June 30, 2020, we earned approximately $2.1 million and $4.7 million, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2019, we earned approximately $2.8 million and $6.0 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of June 30, 2020 and December 31, 2019, approximately $2.1 million and $2.6 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.

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
        SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2020, we and SkyKnight II have committed $120.0 million and $30.0 million, respectively, of equity to SLP III. As of June 30, 2020, we and SkyKnight II have contributed $110.0 million and $27.5 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of June 30, 2020 and December 31, 2019.
        On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $450.0 million. As of June 30, 2020 and December 31, 2019, SLP III had total investments with an aggregate fair value of approximately $504.7 million and $475.2 million, respectively, and debt outstanding under its credit facility of $399.8 million and $355.4 million, respectively. As of June 30, 2020 and December 31, 2019, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2020 and December 31, 2019, SLP III had unfunded commitments in the form of delayed draws of $9.9 million and $10.6 million, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
First lien investments (1)	$548,486	493,787
Weighted average interest rate on first lien investments (2)	4.71%	5.95%
Number of portfolio companies in SLP III	56	49
Largest portfolio company investment (1)	$23,841	23,947
Total of five largest portfolio company investments (1)	$99,416	99,906

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

        The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	3.92% (L + 3.75%)	2/27/2025	$872	$872	$833
Advisor Group Holdings, Inc.	Consumer Services	5.18% (L + 5.00%)	7/31/2026	4,975	4,930	4,664
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,932	5,867	5,520
AG Parent Holdings, LLC	Healthcare Services	5.18% (L + 5.00%)	7/31/2026	12,438	12,382	12,282
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.44% (L + 4.25%)	10/9/2026	5,985	5,930	5,712
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,548	11,464	11,462
Ascensus Specialties LLC	Business Services	4.92% (L + 4.75%)	9/24/2026	9,950	9,904	9,726
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.18% (L + 4.00%)	6/11/2026	9,121	9,041	8,847
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.18% (L + 4.00%)	6/11/2026	1,433	1,424	1,390
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,753	19,666	19,654
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,296	1,290	1,289
Bleriot US Bidco Inc.	Federal Services	5.06% (L + 4.75%)	10/31/2026	4,314	4,273	4,152
Bleriot US Bidco Inc.	Federal Services	5.06% (L + 4.75%)	10/31/2026	674	667	649
Bluefin Holding, LLC	Software	4.43% (L + 4.25%)	9/4/2026	9,950	9,815	9,704
Bracket Intermediate Holding Corp.	Healthcare Services	5.70% (L + 4.25%)	9/5/2025	14,738	14,680	14,101
Brave Parent Holdings, Inc.	Software	4.18% (L + 4.00%)	4/18/2025	11,275	11,244	10,958
CentralSquare Technologies, LLC	Software	3.93% (L + 3.75%)	8/29/2025	14,775	14,746	13,098
Certara Holdco, Inc.	Healthcare I.T.	3.81% (L + 3.50%)	8/15/2024	1,252	1,255	1,171
CHA Holdings, Inc.	Business Services	5.57% (L + 4.50%)	4/10/2025	982	982	956
CommerceHub, Inc.	Software	3.68% (L + 3.50%)	5/21/2025	14,700	14,646	14,112
Covenant Surgical Partners, Inc.	Healthcare Services	4.18% (L + 4.00%)	7/1/2026	9,925	9,838	8,585
CRCI Longhorn Holdings, Inc.	Business Services	3.68% (L + 3.50%)	8/8/2025	14,738	14,681	13,687
Dealer Tire, LLC	Distribution & Logistics	4.43% (L + 4.25%)	12/12/2025	9,950	9,926	9,535
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,711	14,683	13,184
Drilling Info Holdings, Inc.	Business Services	4.43% (L + 4.25%)	7/30/2025	18,671	18,599	17,564
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,394	7,335	7,024
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,931	3,893	3,872
EyeCare Partners, LLC	Healthcare Services	4.82% (L + 3.75%)	2/18/2027	12,132	12,117	11,020
Fastlane Parent Company, Inc.	Distribution & Logistics	4.68% (L + 4.50%)	2/4/2026	3,456	3,399	3,258
Greenway Health, LLC	Software	4.82% (L + 3.75%)	2/16/2024	14,595	14,603	11,539
Heartland Dental, LLC	Healthcare Services	3.68% (L + 3.50%)	4/30/2025	18,635	18,566	16,548
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	9,033	8,949	8,785
Idera, Inc.	Software	5.08% (L + 4.00%)	6/28/2024	5,544	5,522	5,368
Institutional Shareholder Services Inc.	Business Services	5.57% (L + 4.50%)	3/5/2026	988	979	968
Kestra Advisor Services Holdings A, Inc.	Business Services	4.43% (L + 4.25%)	6/3/2026	9,429	9,359	9,193
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	2,640	2,624	2,523
LSCS Holdings, Inc.	Healthcare Services	5.32% (L + 4.25%)	3/17/2025	682	677	651
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	4,753	4,749	4,496
MED ParentCo, LP	Healthcare Services	4.61% (L + 4.25%)	8/31/2026	10,324	10,237	9,357
MED ParentCo, LP	Healthcare Services	4.61% (L + 4.25%)	8/31/2026	1,811	1,796	1,647
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,525	4,513	4,424
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	875	873	856
National Intergovernmental Purchasing Alliance Company	Business Services	4.06% (L + 3.75%)	5/23/2025	8,746	8,742	8,483
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.43% (L + 4.25%)	3/9/2026	8,924	8,924	8,628
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.43% (L + 4.25%)	3/9/2026	406	406	393
Navex Topco, Inc.	Software	3.43% (L + 3.25%)	9/5/2025	18,301	18,157	17,775
Netsmart Technologies, Inc.	Healthcare I.T.	4.75% (L + 3.75%)	4/19/2023	10,277	10,277	9,968
Newport Group Holdings II, Inc.	Business Services	3.81% (L + 3.50%)	9/12/2025	4,912	4,893	4,741
NorthStar Financial Services Group, LLC	Software	4.00% (L + 3.25%)	5/25/2025	11,770	11,727	11,260
Outcomes Group Holdings, Inc.	Healthcare Services	3.81% (L + 3.50%)	10/24/2025	3,418	3,411	3,213
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,900	4,891	4,520

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	$15,351	$15,298	$14,814
Premise Health Holding Corp.	Healthcare Services	3.81% (L + 3.50%)	7/10/2025	13,654	13,601	13,108
Project Accelerate Parent, LLC	Business Services	5.29% (L + 4.25%)	1/2/2025	9,874	9,832	8,442
Quest Software US Holdings Inc.	Software	5.01% (L + 4.25%)	5/16/2025	14,775	14,720	14,209
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,444	2,442	1,992
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.56% (L + 4.25%)	7/30/2025	14,737	14,709	13,743
TIBCO Software Inc.	Software	3.93% (L + 3.75%)	6/30/2026	7,692	7,674	7,394
Unitek Acquisition, Inc.	Business Services	7.50% (L + 5.50% + 1.00% PIK)	8/20/2024	3,325	2,693	2,836
Unitek Acquisition, Inc.	Business Services	7.50% (L + 5.50% + 1.00% PIK)	8/20/2024	665	539	567
Wirepath LLC	Distribution & Logistics	5.07% (L + 4.00%)	8/5/2024	17,214	17,214	14,288
WP CityMD Bidco LLC	Healthcare Services	5.54% (L + 4.50%)	8/13/2026	19,968	19,788	19,709
VT Topco, Inc.	Business Services	3.68% (L + 3.50%)	8/1/2025	2,809	2,809	2,388
YI, LLC	Healthcare Services	5.07% (L + 4.00%)	11/7/2024	9,741	9,735	8,572
Total Funded Investments				$538,608	$535,478	$505,407
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$369	$(4)	$(11)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(270)
EyeCare Partners, LLC	Healthcare Services	—	2/18/2022	2,838	—	(260)
MED ParentCo, LP	Healthcare Services	—	8/30/2021	776	(8)	(71)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(44)
Total Unfunded Investments				$9,878	$(49)	$(670)
Total Investments				$548,486	$535,429	$504,737

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2020.
(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

        The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$1,204	$1,204	$1,205
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Affordable Care Holding Corp.	Healthcare Services	6.59% (L + 4.75%)	10/24/2022	5,963	5,884	5,814
AG Parent Holdings, LLC	Healthcare Services	6.91% (L + 5.00%)	7/31/2026	12,500	12,440	12,406
Aston FinCo S.a r.l. / Aston US Finco, LLC	Software	6.26% (L + 4.25%)	10/9/2026	6,000	5,941	5,970
Ascensus Specialties LLC	Business Services	6.44% (L + 4.75%)	9/24/2026	10,000	9,951	9,975
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	9,167	9,080	9,224
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	229	243	231
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	19,853	19,759	19,753
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,302	1,296	1,296
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	4,324	4,281	4,373
Bluefin Holding, LLC	Software	6.14% (L + 4.25%)	9/4/2026	10,000	9,855	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	6.35% (L + 4.25%)	9/5/2025	14,813	14,750	14,775
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	14,775	14,732	14,560
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
Certara Holdco, Inc.	Healthcare I.T.	5.44% (L + 3.50%)	8/15/2024	1,262	1,266	1,262
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	987	987	986
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	14,775	14,716	14,590
Covenant Surgical Partners, Inc.	Healthcare Services	5.69% (L + 4.00%)	7/1/2026	9,975	9,881	9,913
CRCI Longhorn Holdings, Inc.	Business Services	5.19% (L + 3.50%)	8/8/2025	14,813	14,751	14,414
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	5.55% (L + 3.75%)	6/6/2025	14,786	14,755	14,737
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	18,766	18,688	18,688
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.25% (L + 4.50%)	11/20/2026	3,931	3,892	3,964
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,670	14,679	13,093
Heartland Dental, LLC	Healthcare Services	5.55% (L + 3.75%)	4/30/2025	18,317	18,243	18,248
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	5,556	5,500	5,535
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	5,572	5,548	5,576
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	993	983	978
Kestra Advisor Services Holdings A, Inc.	Business Services	6.20% (L + 4.25%)	6/3/2026	9,476	9,402	9,477
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,654	2,634	2,627
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	685	680	678
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	4,778	4,773	4,300
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	10,376	10,282	10,402
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	553	549	554
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	4,549	4,534	4,549
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
National Intergovernmental Purchasing Alliance Company	Business Services	5.69% (L + 3.75%)	5/23/2025	8,790	8,786	8,790
Navex Topco, Inc.	Software	5.05% (L + 3.25%)	9/5/2025	18,394	18,237	18,448
Netsmart Technologies, Inc.	Healthcare I.T.	5.55% (L + 3.75%)	4/19/2023	10,330	10,330	10,308
Newport Group Holdings II, Inc.	Business Services	5.65% (L + 3.75%)	9/12/2025	4,938	4,917	4,950
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	11,770	11,723	11,579
Outcomes Group Holdings, Inc.	Healthcare Services	5.41% (L + 3.50%)	10/24/2025	6,435	6,421	6,344
Pelican Products, Inc.	Business Products	5.24% (L + 3.50%)	5/1/2025	4,925	4,915	4,531
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	15,430	15,371	15,363
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	13,723	13,666	13,580
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	9,924	9,878	9,899
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	14,850	14,790	14,739
Sierra Enterprises, LLC	Food & Beverage	5.80% (L + 4.00%)	11/11/2024	2,456	2,454	2,447
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	14,812	14,782	14,905
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	17,302	17,302	15,053
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	20,069	19,875	20,119

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	$9,791	$9,784	$9,155
Total Funded Investments				$483,179	$480,816	$475,207
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,580	$(16)	$10
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	676	(7)	8
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(13)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(2)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	2,044	(20)	5
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(3)
Total Unfunded Investments				$10,608	$(80)	$(9)
Total Investments				$493,787	$480,736	$475,198

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.
(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

        Below is certain summarized financial information for SLP III as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and June 30, 2019:

Selected Balance Sheet Information:	June 30, 2020	December 31, 2019
	(in thousands)	(in thousands)
Investments at fair value (cost of $535,429 and $480,736)	$504,737	$475,198
Cash and other assets	13,910	12,836
Total assets	$518,647	$488,034

Credit facility	$399,800	$355,400
Deferred financing costs	(2,549)	(2,385)
Payable for unsettled securities purchased	5,198	8,166
Distribution payable	3,438	3,650
Other liabilities	5,791	3,736
Total liabilities	411,678	368,567

Members' capital	$106,969	$119,467
Total liabilities and members' capital	$518,647	$488,034

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$6,929	$6,267	$14,336	$12,560
Other income	64	78	245	148
Total investment income	6,993	6,345	14,581	12,708

Interest and other financing expenses	3,381	3,350	7,077	6,741
Other expenses	164	165	321	303
Total expenses	3,545	3,515	7,398	7,044
Less: expenses waived and reimbursed	—	(22)	—	(22)
Net expenses	3,545	3,493	7,398	7,022
Net investment income	3,448	2,852	7,183	5,686

Net realized gains on investments	6	37	4	70
Net change in unrealized appreciation (depreciation) of investments	38,194	688	(25,154)	3,655
Net increase (decrease) in members' capital	$41,648	$3,577	$(17,967)	$9,411
For the three and six months ended June 30, 2020, we earned approximately $2.7 million and $5.6 million of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2019, we earned approximately $2.2 million and $4.9 million of dividend income related to SLP III, which is included in dividend income. As of June 30, 2020 and December 31, 2019, approximately $2.7 million and $2.9 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
New Mountain Net Lease Corporation
  NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2020.
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

Below is certain summarized property information for NMNLC as of June 30, 2020:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2020
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$45,977
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	22,282
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	11,717
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,579
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,633
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	5,713
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	5,876
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,555
NM KRLN LLC	None	N/A	MD	95	976
					$113,308
Collateralized agreements or repurchase financings
        We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2020 and December 31, 2019, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $21.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P.. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of June 30, 2020 and December 31, 2019, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $10.4 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
        Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2020, we recognized PIK and non-cash interest from investments of approximately $3.2 million and $6.7 million, respectively, and PIK and non-cash dividends from investments of approximately $3.8 million and $5.4 million, respectively. For the three and six months ended June 30, 2019, we recognized PIK and non-cash interest from investments of approximately $3.1 million and $6.1 million, respectively, and PIK and non-cash dividends from investments of approximately $4.5 million and $8.8 million, respectively.
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
        We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four-level numeric rating scale as follows:
•Investment Rating 1—Investment is performing materially above expectations;
•Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;
•Investment Rating 3—Investment is performing materially below expectations, where the risk of loss has materially increased since the original investment; and
•Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.

        The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of June 30, 2020:

(in millions)	As of June 30, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$13.3	0.4%	$13.3	0.5%
Investment Rating 2	2,576.8	86.0%	2,540.2	89.2%
Investment Rating 3	254.4	8.5%	203.4	7.1%
Investment Rating 4	153.9	5.1%	91.0	3.2%
	$2,998.4	100.0%	$2,847.9	100.0%
        As of June 30, 2020, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of nine portfolio companies that had an Investment Rating of 3 and six portfolio companies that had an Investment Rating of 4.
During the second quarter of 2020, we placed an aggregate cost basis of $42.8 million and an aggregate fair value of $33.9 million of our first lien positions in Benevis Holding Corp. on non-accrual status with an investment rating of 4 due to its ongoing restructuring, which included the expected filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas on August 3, 2020. As of June 30, 2020, our investment in Benevis Holding Corp. had total unearned interest income of $0.8 million and $0.8 million for the three and six months then ended.
        During the second quarter of 2020, our subordinated position in Permian Holdco 3, Inc. was placed on non-accrual status and had an investment rating of 4. Our subordinated positions in Permian Holdco 2, Inc. and preferred shares in Permian Holdco 1, Inc. remain on non-accrual status with an investment rating of 4 due to its ongoing restructuring, which included the expected filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware on July 19, 2020. As of June 30, 2020, our common shares in Permian Holdco 1, Inc. and first lien position in Permian Holdco 3, Inc. had an investment rating of 4. As of June 30, 2020, our investments in Permian Holdco 1, Inc., Permian Holdco 2, Inc. and Permian Holdco 3, Inc., on non-accrual had an aggregate cost basis of $10.9 million and an aggregate fair value of $2.2 million. As of June 30, 2020, our investments in Permian Holdco 1, Inc., Permian Holdco 2, Inc. and Permian Holdco 3, Inc. with an investment rating of 4 had an aggregate cost basis of $23.0 million and an aggregate fair value of $11.3 million. During the three months ended March 31, 2020, we reversed $3.4 million of previously recorded PIK dividends related to our investment in Permian Holdco 1, Inc. as we believe these PIK dividends will ultimately not be collectible. During the three months ended June 30, 2020, we reversed $2.0 million of previously recorded PIK interest related to our investments in Permian Holdco 2, Inc. as we believe this PIK interest will ultimately not be collectible.

        As of March 31, 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. on non-accrual status and the investment had a rating of 4. As of June 30, 2020, our investment had an aggregate cost basis of $34.4 million, an aggregate fair value of $13.1 million and total unearned dividend income $1.3 million and $1.3 million of for the three and six months then ended.
        During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") had an investment rating of 4. As of June 30, 2020, our investment in EDMC, with an Investment Rating of 4, had an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million and $0.0 million for the three and six months ended.
        As of June 30, 2020, our investment in NM KRLN LLC had an investment rating of 4 and had an aggregate cost basis of $7.8 million and an aggregate fair value of $1.0 million.
        Since December 31, 2019, our subordinated position in PPVA Black Elk (Equity) LLC had an investment rating of 4. As of June 30, 2020, our investment in this security had an aggregate cost basis of $14.5 million and an aggregate fair value of $10.4 million.
        During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual and the investment had an Investment Rating of 4. As of June 30, 2020, our investment in this security had an aggregate cost basis of $30.0 million and an aggregate fair value of $21.4 million.
        In response to the continuing impact of the outbreak of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of COVID-19. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand COVID-19’s impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a “Risk Rating” of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact, due to the COVID-19 pandemic, and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Rating of our portfolio companies as of June 30, 2020:

(in millions)	As of June 30, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$133.8	4.5%	$100.5	3.5%
Orange	223.7	7.5%	162.5	5.7%
Yellow	195.0	6.5%	171.4	6.0%
Green	2,445.9	81.5%	2,413.5	84.8%
	$2,998.4	100.0%	$2,847.9	100.0%
Portfolio and Investment Activity
The fair value of our investments was approximately $2,826.5 million in 108 portfolio companies at June 30, 2020 and approximately $3,160.3 million in 114 portfolio companies at December 31, 2019.
The following table shows our portfolio and investment activity for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended
(in millions)	June 30, 2020	June 30, 2019
New investments in 21 and 32 portfolio companies, respectively	$229.1	$341.7
Debt repayments in existing portfolio companies	242.1	74.3
Sales of securities in 14 and 0 portfolio companies, respectively	206.9	—
Change in unrealized appreciation on 20 and 43 portfolio companies, respectively	4.2	31.0
Change in unrealized depreciation on 96 and 54 portfolio companies, respectively	(155.7)	(18.7)
Recent Accounting Standards Updates
        See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019
Revenue

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Interest income	$51,363	$51,635
Total dividend income	12,216	12,575
Other income	2,388	2,255
Total investment income	$65,967	$66,465
Our total investment income decreased by approximately $0.5 million, or (1)%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, total investment income of approximately $66.0 million consisted of approximately $45.2 million in cash interest from investments, approximately $3.2 million in PIK and non-cash interest from investments, approximately $0.0 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.0 million, approximately $8.5 million in cash dividends from investments, approximately $3.8 million in PIK and non-cash dividends from investments and approximately $2.3 million in other income. Our interest income remained relatively flat during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 which is primarily attributable to lower LIBOR rates on larger invested balances in 2020. In addition, we reversed approximately $2.0 million of previously recorded PIK interest related to our subordinated notes in Permian Holdco 3, Inc., which was deemed to no longer be collectible. Our dividend income for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 remained relatively flat. Other income during the three months ended June 30, 2020, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 5 different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Management fee	$13,134	$11,640
Less: management fee waiver	(3,183)	(2,823)
Total management fee	9,951	8,817
Incentive fee	6,896	6,987
Interest and other financing expenses	19,229	20,719
Professional fees	969	886
Administrative expenses	1,239	1,049
Other general and administrative expenses	442	398
Total expenses	38,726	38,856
Less: expenses waived and reimbursed	(335)	(335)
Net expenses before income taxes	38,391	38,521
Income tax benefit	(7)	(4)
Net expenses after income taxes	$38,384	$38,517
Our total net operating expenses remained relatively flat for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Our management fee increased by approximately $1.1 million, net of a management fee waiver, and our incentive fee remained relatively flat for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase in management fees was attributable to larger invested balances while the incentive fee remained flat due to lower investment income driven by decreasing LIBOR rates in 2020.
Interest and other financing expenses decreased by approximately $1.5 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to lower rates on our floating rate borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 remained relatively flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Net realized (losses) gains on investments	$(3,756)	$52
Net change in unrealized appreciation (depreciation) of investments	53,282	(3,985)
Provision for taxes	(377)	(270)
Net realized and unrealized gains (losses)	$49,149	$(4,203)
Our net realized losses and unrealized gains resulted in a net gain of approximately $49.1 million for the three months ended June 30, 2020 compared to net realized gains and unrealized losses resulting in a net loss of approximately $4.2 million for the same period in 2019. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended June 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. The provision for income taxes was attributable to equity investments that are held as of June 30, 2020 in three of our corporate subsidiaries. The net loss for the three months ended June 30, 2019 was primarily driven by the overall decrease in market prices of our investments during the period.
Results of Operations for the Six Months Ended June 30, 2020 and June 30, 2019
Revenue

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Interest income	$112,999	$99,559
Total dividend income	22,709	26,068
Other income	4,343	5,029
Total investment income	$140,051	$130,656
Our total investment income increased by approximately $9.4 million, or 7%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. For the six months ended June 30, 2020, total investment income of approximately $140.1 million consisted of approximately $98.8 million in cash interest from investments, approximately $6.7 million in PIK and non-cash interest from investments, approximately $1.0 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $6.5 million, approximately $17.4 million in cash dividends from investments, approximately $5.4 million in PIK and non-cash dividends from investments and approximately $4.3 million in other income. The increase in interest income of approximately $13.4 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to increased interest income which is attributable to larger invested balances. Our larger invested balances were driven by higher drawn balances on our SBA-guaranteed debentures (as defined below) and revolving credit facilities and proceeds from the July 2019 and October 2019 public offerings of our common stock, all of which contributed to the origination of new investments. The decrease in dividend income for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to the reversal of approximately $3.4 million of previously recorded PIK dividends related to our preferred shares in Permian Holdco 1, Inc., which was deemed to no longer be collectible. Other income during the six months ended June 30, 2020, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 12 different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Management fee	$26,992	$22,615
Less: management fee waiver	(6,726)	(5,356)
Total management fee	20,266	17,259
Incentive fee	14,722	13,850
Interest and other financing expenses	41,423	39,865
Professional fees	1,874	1,652
Administrative expenses	2,279	2,144
Other general and administrative expenses	941	810
Total expenses	81,505	75,580
Less: expenses waived and reimbursed	(335)	(335)
Net expenses before income taxes	81,170	75,245
Income tax (benefit) expense	(7)	13
Net expenses after income taxes	$81,163	$75,258
Our total net operating expenses increased by approximately $5.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Our management fee increased by approximately $3.0 million, net of a management fee waiver, and our incentive fee increased by approximately $0.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase in management and incentive fees was attributable to larger invested balances, driven by our use of leverage from our revolving credit facilities and SBA-guaranteed debentures and proceeds from our July 2019 and October 2019 public offerings of our common stock used to originate new investments.
Interest and other financing expenses increased by approximately $1.6 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to higher drawn balances on our SBA-guaranteed debentures, NMFC Credit Facility and DB Credit Facility. Our total professional fees, administrative expenses and total other general and administrative expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Net realized (losses) gains on investments	$(3,642)	$98
Net change in unrealized (depreciation) appreciation of investments	(151,457)	12,329
Benefit (provision) for taxes	521	(160)
Net realized and unrealized (losses) gains	$(154,578)	$12,267
Our net realized and unrealized losses resulted in a net loss of approximately $154.6 million for the six months ended June 30, 2020 compared to net realized and unrealized gains resulting in a net gain of approximately $12.3 million for the same period in 2019. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic. The provision for income taxes was attributable to equity investments that are held as of June 30, 2020 in three of our corporate subsidiaries. The net gain for the six months ended June 30, 2019 was primarily driven by the overall increase in market prices of our investments during the period.

Liquidity and Capital Resources
        The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through June 30, 2020, we raised approximately $893.2 million in net proceeds from additional offerings of common stock.
        Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2020, our asset coverage ratio was 177.7% as compared to 164.1% as of March 31, 2020. The increase in asset coverage is primarily attributable to sales and repayments of investments during the quarter ended June 30, 2020 which generated cash to repay borrowings on the Company’s revolving credit facilities.
At June 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $56.2 million and $48.6 million, respectively. Our cash provided by (used in) operating activities during the six months ended June 30, 2020 and June 30, 2019 was approximately $283.9 million and $(169.7) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
        As of June 30, 2020, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $800.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
        The Holdings Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amended and Restated Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Second Amended and Restated Loan and Security Agreement).

        The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$3.2	$6.4	$8.6	$12.7
Non-usage fee	$0.3	$0.2	$0.5	$0.3
Amortization of financing costs	$0.4	$0.7	$0.7	$1.4
Weighted average interest rate	2.4%	4.5%	3.0%	4.5%
Effective interest rate	2.9%	5.1%	3.4%	5.1%
Average debt outstanding	$535.5	$565.9	$582.5	$566.1
As of June 30, 2020 and December 31, 2019, the outstanding balance on the Holdings Credit Facility was $500.2 million and $661.6 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
        As of June 30, 2020, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
        The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
        The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Interest expense	$1.2		$1.2		$3.1		$2.2
Non-usage fee	$—	(1)	$—	(1)	$—	(1)	$0.1
Amortization of financing costs	$—	(2)	$0.1		$0.1		$0.2
Weighted average interest rate	3.1%		5.0%		3.7%		5.0%
Effective interest rate	3.3%		5.6%		3.8%		5.8%
Average debt outstanding	$144.9		$92.5		$166.7		$87.0

(1)For the three and six months ended June 30, 2020 and the three months ended June 30, 2019, the total non-usage fees were less than $50.0 thousand
(2)For the three months ended June 30, 2020, the total amortization of financing costs were less than $50.0 thousand.
As of June 30, 2020 and December 31, 2019, the outstanding balance on the NMFC Credit Facility was $78.5 million and $188.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
        As of June 30, 2020, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
        The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2020		June 30, 2019		June 30, 2020	June 30, 2019
Interest expense(1)	$2.3		$0.9		$4.9	$1.4
Non-usage fee(1)	$—	(2)	$—	(2)	$0.1	$0.1
Amortization of financing costs	$0.1		$0.1		$0.3	$0.2
Weighted average interest rate	3.7%		5.5%		4.1%	5.5%
Effective interest rate	4.0%		6.3%		4.5%	6.6%
Average debt outstanding	$248.6		$66.9		$241.8	$52.7

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
(2)For the three months ended June 30, 2020 and June 30, 2019, the total non-usage fees were less than $50.0 thousand.
        As of June 30, 2020 and December 31, 2019, the outstanding balance on the DB Credit Facility was $215.0 million and $230.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, among us as the Borrower and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of June 30, 2020, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three and six months ended June 30, 2020, amortization of financing costs were each less than $50.0 thousand, respectively.
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
As of June 30, 2020, the maximum amount of revolving borrowings available under the NMNLC Credit Facility was $30.0 million. For the three and six months ended June 30, 2020, interest expense, non-usage fees and amortization of financing costs were each less than $50.0 thousand. For the three months ended June 30, 2019, interest expense, non-usage fees and amortization of financing costs were each less than $50.0 thousand. For the six months ended June 30, 2019, interest expense and non-usage fees were each less than $50.0 thousand and amortization of financing costs was $0.1 million. As of June 30, 2020 and December 31, 2019, the outstanding balance on the NMNLC Credit Facility was $0 and $0, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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
        The 2018A Indenture contains certain covenants, including covenants requiring us to provide certain financial information to the holders of the 2018 Convertible Notes and the trustee if we cease to be subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The 2018A Indenture also includes additional financial covenants related to our asset coverage ratio. These covenants are subject to limitations and exceptions that are described in the 2018A Indenture.

        The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes as of June 30, 2020.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at June 30, 2020	10.0%
Conversion rate at June 30, 2020(1)(2)	65.8762
Conversion price at June 30, 2020(2)(3)	$15.18
Last conversion price calculation date	August 20, 2019

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2020 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2020		June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$2.9		$3.6	$5.8	$7.2
Amortization of financing costs	$0.1		$0.3	$0.2	$0.6
Amortization of premium	$—	(1)	$(0.1)	$(0.1)	$(0.1)
Weighted average interest rate	5.8%		5.4%	5.8%	5.4%
Effective interest rate	5.9%		5.7%	5.9%	5.8%
Average debt outstanding	$201.3		$265.7	$201.3	$268.0

(1)For the three months ended June 30, 2020, the amortization of premium was less than $50.0 thousand.
As of June 30, 2020 and December 31, 2019, the outstanding balance on the Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.

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
On September 25, 2018, we closed a registered public offering of $50.0 million in aggregate principal amount of five-year unsecured notes that mature on October 1, 2023 (the "5.75% Unsecured Notes", together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes and 2018B Unsecured Notes, the "Unsecured Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, we issued an additional $1.8 million aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Interest expense	$5.9	$5.4	$11.9	$9.8
Amortization of financing costs	$0.3	$0.3	$0.6	$0.6
Weighted average interest rate	5.3%	5.2%	5.3%	5.2%
Effective interest rate	5.6%	5.5%	5.6%	5.6%
Average debt outstanding	$453.3	$416.1	$453.3	$376.7

(1)For the three and six months ended June 30, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to June 30, 2019.
As of June 30, 2020 and December 31, 2019, the outstanding balance on the Unsecured Notes was $453.3 million and $453.3 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

        As of June 30, 2020 and December 31, 2019, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of June 30, 2020 and December 31, 2019, SBIC II had regulatory capital of $75.0 million and $64.5 million, respectively, and $150.0 million and $75.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of June 30, 2020.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
March 21, 2018	March 1, 2028	15.3	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15.0	3.548%	0.222%
September 25, 2019	September 1, 2029	19.0	2.283%	0.222%
March 25, 2020	March 1, 2030	41.0	2.078%	0.222%
March 25, 2020	March 1, 2030	24.0	2.078%	0.275%
Interim SBA-guaranteed debentures(2):
	September 1, 2030 (3)	30.0	1.279%	0.275%
	September 1, 2030 (3)	21.0	1.393%	0.275%
Total SBA-guaranteed debentures		$300.0

(1)SBA-guaranteed debentures are held in SBIC I.
(2)SBA-guaranteed debentures are held in SBIC II.
(3)Estimated maturity date as interim SBA-debentures are expected to pool in September 2020.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$2.1	$1.4	$3.9	$2.7
Amortization of financing costs	$0.3	$0.2	$0.5	$0.3
Weighted average interest rate	2.8%	3.3%	2.9%	3.3%
Effective interest rate	3.1%	3.6%	3.2%	3.6%
Average debt outstanding	$300.0	$165.0	$271.5	$165.0
        The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2020 and December 31, 2019, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

Off-Balance Sheet Arrangements
        We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2020 and December 31, 2019, we had outstanding commitments to third parties to fund investments totaling $131.5 million and $203.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2020 and December 31, 2019, we had commitment letters to purchase investments in an aggregate par amount of $0 and $34.2 million, respectively. As of June 30, 2020 and December 31, 2019, we had not entered into any bridge financing commitments which could require funding in the future.
As of June 30, 2020, we had unfunded commitments related to an equity investment in SLP III of $10.0 million, which may be funded at our discretion.
Contractual Obligations
        A summary of our significant contractual payment obligations as of June 30, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$500.2	$—	$500.2	$—	$—
Unsecured Notes(2)	453.3	90.0	195.0	168.3	—
SBA-guaranteed debentures(3)	300.0	—	—	37.5	262.5
DB Credit Facility(4)	215.0	—	—	215.0	—
Convertible Notes(5)	201.2	—	—	201.2	—
NMFC Credit Facility(6)	78.5	—	78.5	—	—
Total Contractual Obligations	$1,748.2	$90.0	$773.7	$622.0	$262.5

(1)Under the terms of the $800.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($500.2 million as of June 30, 2020) must be repaid on or before October 24, 2022. As of June 30, 2020, there was approximately $299.8 million of possible capacity remaining under the Holdings Credit Facility.
(2)$90.0 million of the 2016 Unsecured Notes will mature on May 15, 2021 unless earlier repurchased, $55.0 million of the 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased, $90.0 million of the 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased, $50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased, $51.8 million of the 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier repurchased and $116.5 million of the 2019A Unsecured Notes will mature on April 30, 2024 unless earlier repurchased.
(3)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(4)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($215.0 million as of June 30, 2020) must be repaid on or before December 14, 2023. As of June 30, 2020, there was approximately $65.0 million of possible capacity remaining under the DB Credit Facility.
(5)The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(6)Under the terms of the $188.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($78.5 million as of June 30, 2020) must be repaid on or before June 4, 2022. As of June 30, 2020, there was approximately $110.0 million of available capacity remaining under the NMFC Credit Facility.

        We have entered into an investment management and advisory agreement (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
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
Distributions and Dividends
        Distributions declared and paid to stockholders for the six months ended June 30, 2020 totaled approximately $62.0 million.
        The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2020
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	$0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
				$0.64
December 31, 2019
Fourth Quarter	November 4, 2019	December 13, 2019	December 27, 2019	$0.34
Third Quarter	August 1, 2019	September 13, 2019	September 27, 2019	0.34
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
				$1.36
December 31, 2018
Fourth Quarter	November 1, 2018	December 14, 2018	December 28, 2018	$0.34
Third Quarter	August 1, 2018	September 14, 2018	September 28, 2018	0.34
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
				$1.36

(1)Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2019 and December 31, 2018, total distributions were $117.4 million and $103.4 million, respectively, of which the distributions were comprised of approximately 72.01% and 83.74%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 27.99% and 16.26%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
Related Parties
        We have entered into a number of business relationships with affiliated or related parties, including the following:
•We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2020 approximately $0.7 million and $1.4 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.3 million and $0.3 million, respectively, were waived by the Administrator. As of June 30, 2020, approximately $1.6 million of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2020, the reimbursement to the Administrator represented approximately 0.01% and 0.04%, respectively, of our gross assets.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance".
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
On March 30, 2020, we entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. Refer to Borrowings for discussion of the Unsecured Management Company Revolver.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2020, certain of the loans held in our portfolio had floating interest rates. As of June 30, 2020, approximately 94.93% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 5.07% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(0.41)%
Base Interest Rate	—%
+100 Basis Points	6.45%
+200 Basis Points	18.48%
+300 Basis Points	30.50%

Item 4.  Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1. Legal Proceedings
        We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of June 30, 2020. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Recent legislation allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID- 19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In the event that the LIBOR Rate is no longer available or published on a current basis or no longer made available or used for determining the interest rate of loans, our administrative agent that manages our loans will generally select a comparable successor rate; provided that (i) to the extent a comparable or successor rate is approved by the administrative agent, the approved rate shall be applied in a manner consistent with market practice; and (ii) to the extent such market practice is not administratively feasible for the administrative agent, such approved rate shall be applied as otherwise reasonably determined by the administrative agent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        We did not engage in unregistered sales of equity securities during the six months ended June 30, 2020.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
        During the six months ended June 30, 2020, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 146,090 shares of our common stock for $1.0 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the six months ended June 30, 2020.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2020	—	$—	—	$—
February 2020	—	—	—	—
March 2020	133,539	6.75	—	—
April 2020	12,551	6.76	—	—
May 2020	—	—	—	—
June 2020	—	—	—	—
Total	146,090	$6.75	—	—

Stock Repurchase Program
        On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchsae Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2019, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2020 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the Repurchase Program during the quarter ended June 30, 2020.
Item 3.  Defaults Upon Senior Securities
        None.
Item 4. Mine Safety Disclosures
        Not applicable.
Item 5. Other Information
        None.

Item 6.  Exhibits
(a)Exhibits
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

(1)Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.
(2)Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.
(3)Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.
(4)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2020.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)