Form 10-Q
period 2020-09-30
New Mountain Finance Corp
filed 2020-11-04
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2020
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00832	New Mountain Finance Corporation	27-2978010
787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	NMFC	The NASDAQ Global Select Market
5.75% Notes due 2023	NMFCL	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of November 4, 2020
Common stock, par value $0.01 per share	96,827,342

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,298,918 and $2,619,408, respectively)	$2,247,848	$2,613,801
Non-controlled/affiliated investments (cost of $79,785 and $82,825, respectively)	55,769	73,527
Controlled investments (cost of $599,584 and $449,308, respectively)	593,006	472,952
Total investments at fair value (cost of $2,978,287 and $3,151,541, respectively)	2,896,623	3,160,280
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	21,422	21,422
Cash and cash equivalents	68,664	48,574
Interest and dividend receivable	33,568	31,800
Receivable from unsettled securities sold	4,490	—
Receivable from affiliates	513	277
Other assets	7,211	3,702
Total assets	$3,032,491	$3,266,055
Liabilities
Borrowings
Holdings Credit Facility	$459,163	$661,563
Unsecured Notes	453,250	453,250
SBA-guaranteed debentures	300,000	225,000
DB Credit Facility	242,000	230,000
Convertible Notes	201,545	201,623
NMFC Credit Facility	150,500	188,500
Deferred financing costs (net of accumulated amortization of $31,939 and $28,390, respectively)	(18,222)	(17,640)
Net borrowings	1,788,236	1,942,296
Payable for unsettled securities purchased	—	1,780
Management fee payable	19,988	10,298
Incentive fee payable	13,531	7,646
Interest payable	10,141	16,484
Payable to affiliates	1,163	673
Deferred tax liability	134	912
Other liabilities	2,138	2,498
Total liabilities	1,835,331	1,982,587
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 96,827,342 and 96,827,342 shares issued and outstanding, respectively	968	968
Paid in capital in excess of par	1,287,853	1,287,853
Accumulated overdistributed earnings	(104,057)	(5,353)
Total net assets of New Mountain Finance Corporation	1,184,764	1,283,468
Non-controlling interest in New Mountain Net Lease Corporation	12,396	—
Total net assets	$1,197,160	$1,283,468
Total liabilities and net assets	$3,032,491	$3,266,055
Number of shares outstanding	96,827,342	96,827,342
Net asset value per share of New Mountain Finance Corporation	$12.24	$13.26
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$41,854	$50,096	$144,383	$140,602
PIK interest income	2,547	1,356	6,464	3,325
Non-cash dividend income	2,274	2,239	6,898	6,282
Other income	1,497	3,599	4,085	7,694
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	781	659	1,963	1,979
PIK interest income	217	392	(1,131)	1,109
Dividend income	687	788	2,096	2,326
Non-cash dividend income	—	309	(3,418)	901
Other income	427	342	1,002	934
From controlled investments:
Interest income (excluding PIK interest income)	2,011	720	4,581	2,323
PIK interest income	2,244	1,997	6,393	5,441
Dividend income	8,107	7,661	24,061	23,383
Non-cash dividend income	1,576	2,273	5,716	6,446
Other income	1,299	163	2,479	505
Total investment income	65,521	72,594	205,572	203,250
Expenses
Incentive fee	7,135	7,792	21,857	21,642
Management fee	12,877	12,687	39,869	35,302
Interest and other financing expenses	18,077	21,830	59,500	61,695
Administrative expenses	1,024	930	3,303	3,074
Professional fees	731	834	2,605	2,486
Other general and administrative expenses	442	492	1,383	1,302
Total expenses	40,286	44,565	128,517	125,501
Less: management and incentive fees waived (See Note 5)	(3,341)	(3,141)	(10,067)	(8,497)
Less: expenses waived and reimbursed (See Note 5)	(589)	—	(924)	(335)
Net expenses	36,356	41,424	117,526	116,669
Net investment income before income taxes	29,165	31,170	88,046	86,581
Income tax expense	123	—	116	13
Net investment income	29,042	31,170	87,930	86,568
Net realized gains (losses):
Non-controlled/non-affiliated investments	30	349	(4,431)	439
Non-controlled/affiliated investments	12	—	12	—
Controlled investments	5	6	12	14
New Mountain Net Lease Corporation	—	—	812	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	21,410	(8,334)	(67,407)	4,106
Non-controlled/affiliated investments	(1,111)	(143)	(14,718)	(2,671)
Controlled investments	39,943	1,453	(8,278)	3,870
Securities purchased under collateralized agreements to resell	—	(1,332)	—	(1,332)
New Mountain Net Lease Corporation	—	—	(812)	—
Benefit for taxes	257	281	778	121
Net realized and unrealized gains (losses)	60,546	(7,720)	(94,032)	4,547
Net increase (decrease) in net assets resulting from operations	89,588	23,450	(6,102)	91,115
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(1,398)	—	(1,584)	—
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	$88,190	$23,450	$(7,686)	$91,115
Basic earnings (loss) per share	$0.91	$0.27	$(0.08)	$1.11
Weighted average shares of common stock outstanding - basic (See Note 11)	96,827,342	86,987,841	96,827,342	82,020,549
Diluted earnings (loss) per share	$0.82	$0.26	$(0.08)	$1.01
Weighted average shares of common stock outstanding - diluted (See Note 11)	110,084,927	100,245,426	110,084,927	97,948,225
Distributions declared and paid per share	$0.30	$0.34	$0.94	$1.02
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$29,042	$31,170	$87,930	$86,568
Net realized gains (losses) on investments and New Mountain Net Lease Corporation	47	355	(3,595)	453
Net change in unrealized appreciation (depreciation) of investments and New Mountain Net Lease Corporation	60,242	(7,024)	(91,215)	5,305
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(1,332)	—	(1,332)
Benefit for taxes	257	281	778	121
Net increase (decrease) in net assets resulting from operations	89,588	23,450	(6,102)	91,115
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(1,398)	—	(1,584)	—
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	88,190	23,450	(7,686)	91,115
Capital transactions
Net proceeds from shares sold	—	94,185	—	153,482
Deferred offering costs	—	(315)	—	(544)
Distributions declared to stockholders from net investment income	(29,049)	(29,753)	(91,018)	(84,472)
Reinvestment of distributions	—	795	—	3,429
Total net (decrease) increase in net assets resulting from capital transactions	(29,049)	64,912	(91,018)	71,895
Net increase (decrease) in net assets	59,141	88,362	(98,704)	163,010
New Mountain Finance Corporation net assets at the beginning of the period	1,125,623	1,080,917	1,283,468	1,006,269
New Mountain Finance Corporation net assets at the end of the period	1,184,764	1,169,279	1,184,764	1,169,279
Non-controlling interest in New Mountain Net Lease Corporation	12,396	—	12,396	—
Net assets at the end of the period	$1,197,160	$1,169,279	$1,197,160	$1,169,279

Capital share activity
Shares sold	—	6,900,000	—	11,212,500
Shares issued from the reinvestment of distributions	—	58,393	—	249,823
Net increase in shares outstanding	—	6,958,393	—	11,462,323

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(6,102)	$91,115
Adjustments to reconcile net decrease (increase) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments and New Mountain Net Lease Corporation	3,595	(453)
Net change in unrealized depreciation (appreciation) of investments and New Mountain Net Lease Corporation	91,215	(5,305)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	1,332
Amortization of purchase discount	(7,942)	(3,684)
Amortization of deferred financing costs	3,549	4,699
Amortization of premium on Convertible Notes	(78)	(83)
Non-cash investment income	(22,016)	(22,075)
(Increase) decrease in operating assets:
Proceeds from sale of non-controlling interest in New Mountain Net Lease Corporation	11,315	—
Purchase of investments and delayed draw facilities	(259,127)	(827,462)
Proceeds from sales and paydowns of investments	480,333	207,785
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	296	195
Cash paid for purchase of drawn portion of revolving credit facilities	(13,996)	(338)
Cash paid on drawn revolvers	(43,952)	(18,574)
Cash repayments on drawn revolvers	35,251	13,684
Interest and dividend receivable	(1,768)	(7,249)
Receivable from unsettled securities sold	(4,490)	—
Receivable from affiliates	(236)	(298)
Other assets	(3,290)	(1,054)
Increase (decrease) in operating liabilities:
Management fee payable	9,690	9,971
Incentive fee payable	5,885	7,915
Payable for unsettled securities purchased	(1,780)	79,520
Payable to affiliates	490	189
Interest payable	(6,343)	(425)
Deferred tax liability	(778)	(121)
Other liabilities	400	(2,885)
Distributions related to non-controlling interest in New Mountain Net Lease Corporation	(503)	—
Net cash flows provided by (used in) operating activities	269,618	(473,601)
Cash flows from financing activities
Net proceeds from shares sold	—	153,482
Distributions paid	(91,018)	(81,043)
Offering costs paid	(203)	(606)
Proceeds from Holdings Credit Facility	16,000	222,500
Repayment of Holdings Credit Facility	(218,400)	(97,500)
Proceeds from Convertible Notes	—	86,681
Repayment of Convertible Notes	—	(155,250)
Proceeds from Unsecured Notes	—	116,500
Proceeds from SBA-guaranteed debentures	75,000	19,000
Proceeds from NMFC Credit Facility	97,000	268,500
Repayment of NMFC Credit Facility	(135,000)	(190,000)
Proceeds from DB Credit Facility	67,000	232,000
Repayment of DB Credit Facility	(55,000)	(87,000)
Proceeds from NMNLC Credit Facility	—	10,600
Deferred financing costs paid	(4,907)	(4,112)
Net cash flows (used in) provided by financing activities	(249,528)	493,752
Net increase in cash and cash equivalents	20,090	20,151
Cash and cash equivalents at the beginning of the period	48,574	49,664
Cash and cash equivalents at the end of the period	$68,664	$69,815
Supplemental disclosure of cash flow information
Cash interest paid	$60,940	$58,037
Income taxes paid	129	10
Non-cash financing activities:
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	$—	$3,429
Accrual for offering costs	80	49
Accrual for deferred financing costs	11	19

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)(10)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	$28,613	$28,410	$26,810
	Second lien (8)(10)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,450	7,027
					36,113	35,860	33,837	2.83%
Wolfpack IP Co.**
Software	First lien (2)(10)	7.00% (L + 6.00%/S)	6/14/2019	6/13/2025	9,091	9,016	9,091	0.76%
Total Funded Debt Investments - Canada					$45,204	$44,876	$42,928	3.59%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$22,451	$22,353	$21,806	1.82%
Total Funded Debt Investments - United Arab Emirates					$22,451	$22,353	$21,806	1.82%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (2)(10)	8.50% (L + 7.50%/M)	9/25/2017	10/3/2025	$37,853	$37,690	$37,853
	Second lien (8)(10)	8.50% (L + 7.50%/M)	9/25/2017	10/3/2025	6,000	5,974	6,000
					43,853	43,664	43,853	3.66%
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(10)	8.40% (L + 8.25%/M)	10/8/2019	10/8/2027	34,459	34,206	34,201	2.86%
Total Funded Debt Investments - United Kingdom					$78,312	$77,870	$78,054	6.52%
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(10)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	$26,707	$26,575	$26,707
	First lien (2)(10)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	26,016	25,875	26,016
	First lien (5)(10)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	22,250	22,140	22,250
	First lien (3)(10)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	12,681	12,605	12,681
	First lien (3)(10)(11) - Drawn	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	3,839	3,815	3,839
					91,493	91,010	91,493	7.64%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(10)	6.50% (L + 5.50%/M)	9/17/2018	8/16/2024	49,985	49,636	48,685
	First lien (3)(10)	6.50% (L + 5.50%/M)	9/17/2018	8/16/2024	27,927	27,678	27,201
					77,912	77,314	75,886	6.34%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Associations, Inc.
Business Services	First lien (2)(10)	8.00% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	$45,582	$45,390	$45,581
	First lien (8)(10)	8.00% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,232	5,211	5,232
	First lien (2)(10)(11) - Drawn	8.34% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	10,360	10,310	10,360
	First lien (2)(10)(11) - Drawn	7.00% (L + 6.00%/Q)	7/30/2018	7/30/2024	2,033	2,020	2,033
					63,207	62,931	63,206	5.28%
ConnectWise, LLC
Software	First lien (2)(10)	7.00% (L + 6.00%/Q)	11/26/2019	2/28/2025	55,193	54,896	54,851	4.58%
CentralSquare Technologies, LLC
Software	Second lien (3)(10)	7.65% (L + 7.50%/M)	8/15/2018	8/31/2026	47,838	47,345	45,049
	Second lien (8)(10)	7.65% (L + 7.50%/M)	8/15/2018	8/31/2026	7,500	7,423	7,063
					55,338	54,768	52,112	4.35%
iCIMS, Inc.
Software	First lien (8)(10)	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	41,636	41,323	41,656
	First lien (8)(10)	7.50% (L + 6.50%/S)	6/14/2019	9/12/2024	8,667	8,598	8,671
					50,303	49,921	50,327	4.21%
Salient CRGT Inc.
Federal Services	First lien (2)(10)	7.50% (L + 6.50%/S)	1/6/2015	2/28/2022	37,909	37,739	37,366
	First lien (8)(10)	7.50% (L + 6.50%/S)	6/6/2019	2/28/2022	12,954	12,666	12,769
					50,863	50,405	50,135	4.19%
DCA Investment Holding, LLC
Healthcare Services	First lien (8)(10)	6.29% (L + 5.25%/S)	4/16/2019	7/2/2021	20,367	20,257	19,164
	First lien (2)(10)	6.25% (L + 5.25%/S)	7/2/2015	7/2/2021	16,961	16,936	15,958
	First lien (8)(10)	6.25% (L + 5.25%/S)	12/20/2017	7/2/2021	8,823	8,795	8,302
	First lien (2)(10)	6.25% (L + 5.25%/S)	12/20/2017	7/2/2021	4,152	4,142	3,907
	First lien (3)(10)(11) - Drawn	6.25% (L + 5.25%/S)	7/2/2015	7/2/2021	2,056	2,036	1,935
					52,359	52,166	49,266	4.12%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)(10)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	21,995	21,905	21,995
	First lien (2)(10)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	18,537	18,490	18,537
	First lien (2)(10)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	7,652	7,610	7,652
					48,184	48,005	48,184	4.03%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

NM GRC Holdco, LLC
Business Services	First lien (2)(10)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	$38,318	$38,201	$35,751
	First lien (2)(10)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	10,650	10,615	9,937
					48,968	48,816	45,688	3.82%
Brave Parent Holdings, Inc.
Software	Second lien (5)(10)	7.65% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,413	22,397
	Second lien (2)(10)	7.65% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,493	16,547
	Second lien (8)(10)	7.65% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,953	5,972
					45,124	44,859	44,916	3.75%
Integro Parent Inc.
Business Services	First lien (2)(10)	6.75% (L + 5.75%/M)	10/9/2015	10/31/2022	34,617	34,520	34,617
	Second lien (8)(10)	10.25% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,951	10,000
					44,617	44,471	44,617	3.73%
Quest Software US Holdings Inc.
Software	Second lien (2)(10)	8.51% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,354	43,640	3.65%
Tenawa Resource Holdings LLC (14)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	38,700	38,656	38,700	3.23%
CoolSys, Inc.
Industrial Services	First lien (5)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	22,331	22,230	22,387
	First lien (2)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	10,322	10,275	10,348
	First lien (3)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	4,184	4,163	4,194
					36,837	36,668	36,929	3.09%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.50% (L + 6.50%/S)	6/15/2017	6/17/2024	31,687	31,555	31,687
	First lien (8)(10)	7.50% (L + 6.50%/S)	6/15/2017	6/17/2024	4,911	4,891	4,911
					36,598	36,446	36,598	3.06%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	6.25% (L + 5.25%/Q)	4/25/2017	4/29/2024	36,623	36,517	36,348	3.04%
KAMC Holdings, Inc
Business Services	Second lien (2)(10)	8.26% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,623	18,043
	Second lien (8)(10)	8.26% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,623	18,043
					37,500	37,246	36,086	3.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(10)	6.50% (L + 5.50%/M)	8/7/2019	7/16/2026	$33,698	$33,555	$33,698
	First lien (3)(10)(11) - Drawn	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2024	1,848	1,839	1,848
					35,546	35,394	35,546	2.97%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	10.25% (P + 7.00%/S)	9/15/2017	9/15/2023	26,290	26,246	23,364
	First lien (4)(10)	10.25% (P + 7.00%/S)	9/17/2019	9/15/2023	10,619	10,619	9,437
	First lien (3)(10)(11) - Drawn	10.25% (P + 7.00%/Q)	9/15/2017	3/15/2023	1,738	1,720	1,544
					38,647	38,585	34,345	2.87%
Finalsite Holdings, Inc.
Software	First lien (4)(10)	6.50% (L + 5.50%/Q)	9/28/2018	9/25/2024	22,050	21,932	22,050
	First lien (2)(10)	6.50% (L + 5.50%/Q)	9/28/2018	9/25/2024	10,891	10,833	10,891
					32,941	32,765	32,941	2.75%
TDG Group Holding Company
Consumer Services	First lien (2)(10)	5.44% (L + 5.25%/Q)	5/22/2018	5/31/2024	24,670	24,589	24,493
	First lien (8)(10)	5.44% (L + 5.25%/Q)	5/22/2018	5/31/2024	4,912	4,896	4,876
	First lien (2)(10)	5.44% (L + 5.25%/Q)	5/22/2018	5/31/2024	3,295	3,284	3,272
					32,877	32,769	32,641	2.73%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	22,388	22,241	22,112
	First lien (2)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	3,654	3,631	3,610
	First lien (3)(10)(11) - Drawn	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	5,424	5,373	5,358
					31,466	31,245	31,080	2.60%
Integral Ad Science, Inc.
Software	First lien (8)(10)	8.25% (L + 6.00% + 1.25% PIK/S)*	7/19/2018	7/19/2024	27,099	26,904	27,302
	First lien (3)(10)	8.25% (L + 6.00% + 1.25% PIK/S)*	8/27/2019	7/19/2024	3,540	3,512	3,567
					30,639	30,416	30,869	2.58%
Kaseya Inc.
Software	First lien (8)(10)	8.09% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	28,011	27,789	28,291
	First lien (3)(10)(11) - Drawn	7.50% (L + 6.50%/S)	5/9/2019	5/2/2025	1,133	1,121	1,133
	First lien (3)(10)(11) - Drawn	8.06% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	636	630	642
					29,780	29,540	30,066	2.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ansira Holdings, Inc.
Business Services	First lien (8)(10)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	$28,944	$28,882	$23,656
	First lien (3)(10)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	7,311	7,298	5,975
					36,255	36,180	29,631	2.48%
MRI Software LLC
Software	First lien (5)(10)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	22,385	22,283	22,450
	First lien (3)(10)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	4,345	4,324	4,357
	First lien (2)(10)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	1,619	1,611	1,624
					28,349	28,218	28,431	2.37%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,294	24,199	22,108
	Second lien (2)(10)	10.25% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,470	4,495
					28,794	28,669	26,603	2.22%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	22,500	22,388	22,275
	Second lien (2)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	4,208	4,169	4,166
					26,708	26,557	26,441	2.21%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.15% (L + 5.00%/M)	6/21/2019	6/24/2026	27,156	27,040	26,138	2.18%
Instructure, Inc. **
Software	First lien (8)(10)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	24,150	24,010	24,001	2.00%
AAC Holding Corp.
Education	First lien (2)(10)	9.25% (L + 5.00% + 3.25% PIK/M)*	9/30/2015	9/30/2022	26,199	26,131	22,515	1.88%
Astra Acquisition Corp.
Software	First lien (5)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	22,388	22,230	22,499	1.88%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)(10)	6.25% (L + 5.25%/Q)	9/9/2019	9/4/2026	22,275	22,056	22,275	1.86%
Idera, Inc.
Software	Second lien (4)	10.00% (L + 9.00%/S)	6/27/2019	6/28/2027	22,500	22,349	22,162	1.85%
Avatar Topco, Inc. (23)
EAB Global, Inc.
Education	Second lien (3)(10)	8.50% (L + 7.50%/Q)	11/17/2017	11/17/2025	13,950	13,799	13,950
	Second lien (8)(10)	8.50% (L + 7.50%/Q)	11/17/2017	11/17/2025	7,500	7,419	7,500
					21,450	21,218	21,450	1.79%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	8.47% (L + 8.25%/Q)	7/26/2018	7/30/2026	22,603	22,560	20,908	1.75%
MED Parentco, LP
Healthcare Services	Second lien (8)(10)	8.40% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,714	20,501	1.71%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Institutional Shareholder Services, Inc.
Business Services	Second lien (3)(10)	8.72% (L + 8.50%/Q)	3/5/2019	3/5/2027	$20,372	$20,109	$20,372	1.70%
YLG Holdings, Inc.
Business Services	First lien (5)(10)	7.25% (L + 6.25%/S)	11/1/2019	10/31/2025	18,275	18,195	18,351
	First lien (5)(10)(11) - Drawn	7.25% (L + 6.25%/S)	11/1/2019	10/31/2025	1,910	1,901	1,918
					20,185	20,096	20,269	1.69%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	7.40% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,305	13,272
	Second lien (8)	7.40% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,477	6,938
					21,849	21,782	20,210	1.69%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	4.50% (L + 3.50%/M)	6/24/2019	8/28/2024	16,779	14,705	9,844
	First lien (8)	4.50% (L + 3.50%/M)	10/23/2019	8/28/2024	16,183	13,672	9,494
					32,962	28,377	19,338	1.62%
Xactly Corporation
Software	First lien (4)(10)	8.25% (L + 7.25%/S)	7/31/2017	7/29/2022	19,047	18,958	19,047	1.59%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,920	11,610
	Second lien (8)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,450	7,256
					19,500	19,370	18,866	1.58%
Bluefin Holding, LLC
Software	Second lien (8)(10)	7.90% (L + 7.75%/M)	9/6/2019	9/6/2027	18,000	18,000	18,000	1.50%
Bullhorn, Inc.
Software	First lien (2)(10)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	17,045	16,935	17,045
	First lien (3)(10)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	353	351	353
	First lien (3)(10)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	282	280	282
					17,680	17,566	17,680	1.48%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.25% (L + 7.25%/S)	9/29/2016	9/8/2022	18,213	18,135	17,528	1.46%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(10)	5.75% (L + 4.75%/Q)	12/18/2018	11/29/2024	17,194	17,130	17,194	1.44%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(10)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	16,152	16,077	16,394	1.37%
Hill International, Inc.**
Business Services	First lien (2)(10)	6.75% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,287	15,248	15,287	1.28%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Symplr Software Intermediate Holdings, Inc. (24)
Symplr Software, Inc. (fka Caliper Software, Inc.)
Healthcare Information Technology	First lien (4)(10)	5.72% (L + 5.50%/Q)	11/30/2018	11/28/2025	$14,738	$14,651	$14,738
	First lien (2)(10)	5.72% (L + 5.50%/Q)	11/30/2018	11/28/2025	481	478	481
					15,219	15,129	15,219	1.27%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	9.75% (P + 6.50%/Q)	4/18/2016	10/19/2023	15,000	14,814	15,000	1.25%
CFS Management, LLC
Healthcare Services	First lien (2)(10)	6.75% (L + 5.75%/S)	8/6/2019	7/1/2024	11,644	11,598	11,384
	First lien (3)(10)	6.75% (L + 5.75%/S)	8/6/2019	7/1/2024	3,468	3,451	3,391
					15,112	15,049	14,775	1.23%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)	8.72% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,862	14,588	1.22%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	13.50% (L + 9.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	13,175	13,114	13,175
	First lien (3)(10)(11) - Drawn	13.50% (L + 9.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	914	906	914
					14,089	14,020	14,089	1.18%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(10)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	14,114	14,049	14,044	1.17%
Ministry Brands, LLC
Software	First lien (2)(10)	5.00% (L + 4.00%/Q)	12/7/2016	12/2/2022	2,910	2,904	2,883
	Second lien (8)(10)	10.25% (L + 9.25%/S)	12/7/2016	6/2/2023	7,840	7,811	7,840
	Second lien (3)(10)	10.25% (L + 9.25%/S)	12/7/2016	6/2/2023	2,160	2,152	2,160
	First lien (3)(10)(11) - Drawn	6.00% (L + 5.00%/S)	12/7/2016	12/2/2022	575	572	570
					13,485	13,439	13,453	1.12%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(10)	9.25% (L + 8.25%/Q)	9/5/2018	9/5/2024	13,444	13,395	13,290	1.11%
Geo Parent Corporation
Business Services	First lien (2)(10)	5.40% (L + 5.25%/M)	12/13/2018	12/19/2025	12,967	12,916	12,967	1.08%
PaySimple, Inc.
Software	First lien (2)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	9,783	9,700	9,392
	First lien (2)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	3,203	3,145	3,075
					12,986	12,845	12,467	1.04%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(10)	9.00% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,365	12,231	1.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

OEConnection LLC
Business Services	Second lien (2)(10)	8.40% (L + 8.25%/M)	9/25/2019	9/25/2027	$12,044	$11,934	$11,863	0.99%
CHA Holdings, Inc.
Business Services	Second lien (4)(10)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,957	7,012
	Second lien (3)(10)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,418	4,452
					11,465	11,375	11,464	0.96%
Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (8)(10)	5.75% (L + 5.50%/M)	5/24/2019	5/29/2026	10,971	10,891	10,971
	First lien (3)(10)(11) - Drawn	5.65% (L + 5.50%/M)	5/24/2019	5/30/2025	460	455	460
					11,431	11,346	11,431	0.95%
Apptio, Inc.
Software	First lien (8)(10)	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	11,203	11,030	11,371	0.95%
Castle Management Borrower LLC
Business Services	First lien (2)(10)	7.50% (L + 6.50% PIK/Q)*	5/31/2018	2/15/2024	13,731	13,689	11,109	0.93%
Vectra Co.
Business Products	Second lien (8)(10)	7.40% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,758	10,672	0.89%
Masergy Holdings, Inc.
Business Services	Second lien (2)(10)	8.50% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,463	10,500	0.88%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(10)	—	5/3/2013	—	14,500	14,500	10,354	0.86%
Quartz Holding Company
Software	Second lien (3)(10)	8.15% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,827	9,993	0.83%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	5.40% (L + 5.25%/M)	5/22/2019	7/10/2026	9,925	9,819	9,801	0.82%
Teneo Holdings, LLC
Business Services	First lien (2)	6.25% (L + 5.25%/M)	7/15/2019	7/11/2025	9,900	9,736	9,578	0.80%
VT Topco, Inc.
Business Services	Second lien (4)(10)	7.15% (L + 7.00%/M)	8/14/2018	7/31/2026	10,000	9,980	9,481	0.79%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)(10)	5.75% (L + 4.75%/Q)	3/18/2019	10/24/2022	9,820	9,702	9,303	0.78%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (4)(10)	5.75% (L + 4.75%/S)	11/30/2018	7/21/2023	9,284	9,255	9,284	0.78%
Zywave, Inc.
Software	Second lien (4)(10)	10.00% (L + 9.00%/Q)	11/22/2016	11/17/2023	6,780	6,753	6,780
	Second lien (4)(10)	10.00% (L + 9.00%/Q)	12/3/2019	11/17/2023	600	596	600
					7,380	7,349	7,380	0.62%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.15% (L + 5.00%/M)	7/30/2019	7/31/2026	6,940	6,910	6,836	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Recorded Future, Inc.
Software	First lien (8)(10)	7.25% (L + 6.25%/S)	8/26/2019	7/3/2025	$6,250	$6,224	$6,252
	First lien (3)(10)(11) - Drawn	7.25% (L + 6.25%/S)	8/26/2019	7/3/2025	500	498	500
					6,750	6,722	6,752	0.56%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	6.90% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,708	6,699	0.56%
DealerSocket, Inc.
Software	First lien (2)(10)	5.75% (L + 4.75%/S)	4/16/2018	4/26/2023	6,560	6,533	6,357	0.53%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	6.65% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,708	6,285	0.52%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	7.50% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,708	6,228	0.52%
Diligent Corporation
Software	First lien (3)(10)	7.25% (L + 6.25%/S)	12/19/2018	8/4/2025	5,962	5,926	6,042	0.50%
ADG, LLC
Healthcare Services	Second lien (3)(10)	11.00% (L + 10.00% PIK/Q)*	10/3/2016	3/28/2024	5,743	5,700	3,658	0.31%
Sphera Solutions, Inc.
Software	First lien (2)(10)	8.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	2,470	2,454	2,470	0.21%
Education Management Corporation (13)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M)(26)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	13.00% (L + 7.50%/M)(26)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q)(26)	1/5/2015	7/2/2020	207	201	—
	First lien (3)	9.75% (L + 6.50%/Q)(26)	1/5/2015	7/2/2020	117	113	—
	First lien (2)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	141	116	—
	First lien (3)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	79	66	—
	First lien (2)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	2	2	—
					1,019	958	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (26)(27)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,085,054	$2,068,916	$2,017,244	168.51%
Total Funded Debt Investments					$2,231,021	$2,214,015	$2,160,032	180.44%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	9/1/2017	—	82,414	$8,162	$8,489	0.71%
Total Shares - Hong Kong						$8,162	$8,489	0.71%
Equity - United States
Avatar Topco, Inc.(23)
Education	Preferred shares (3)(10)	—	11/17/2017	—	35,750	$50,641	$51,713	4.32%
Symplr Software Intermediate Holdings, Inc. (24)
Healthcare Information Technology	Preferred shares (4)(10)	—	11/30/2018	—	7,500	9,282	9,394
	Preferred shares (3)(10)	—	11/30/2018	—	2,586	3,200	3,239
						12,482	12,633	1.06%
Tenawa Resource Holdings LLC (14)
QID NGL LLC
Specialty Chemicals & Materials	Preferred shares (6)(10)	—	10/30/2017	—	1,623,385	1,623	1,950
	Ordinary shares (6)(10)	—	5/12/2014	—	5,290,997	5,291	5,324
						6,914	7,274	0.61%
Alert Holding Company, Inc. (15)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(10)	—	5/31/2019	—	6,111	7,017	7,109	0.59%
Ancora Acquisition LLC
Education	Preferred shares (9)(10)	—	8/12/2013	—	372	83	158	0.01%
Education Management Corporation (13)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$77,606	$78,887	6.59%
Total Shares						$85,768	$87,376	7.30%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2014	5/5/2026	622	$37	$700	0.06%
Total Warrants - United States						$37	$700	0.06%
Total Funded Investments						$2,299,820	$2,248,108	187.80%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - Canada
Wolfpack IP Co.**
Software	First lien (3)(10)(11) - Undrawn	—	6/14/2019	6/13/2025	$909	$(9)	$—	—%
Total Unfunded Debt Investments - Canada					$909	$(9)	$—	—%
Unfunded Debt Investments - United States
Kaseya Inc.
Software	First lien (3)(10)(11) - Undrawn	—	5/9/2019	5/3/2021	$2,675	$—	$27
	First lien (3)(10)(11) - Undrawn	—	5/9/2019	5/2/2025	1,179	(12)	—
					3,854	(12)	27	0.00%
CoolSys, Inc.
Industrial Services	First lien (3)(11) - Undrawn	—	11/20/2019	11/19/2021	1,400	—	4	0.00%
MRI Software LLC
Software	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2022	1,141	—	3
	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	—
					3,143	(10)	3	0.00%
YLG Holdings, Inc.
Business Services	First lien (5)(10)(11) - Undrawn	—	11/1/2019	4/30/2021	468	—	2
	First lien (3)(10)(11) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	—
					4,436	(20)	2	0.00%
Recorded Future, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/26/2019	1/3/2021	500	(3)	—
	First lien (3)(10)(11) - Undrawn	—	8/26/2019	7/3/2025	250	(1)	—
					750	(4)	—	—%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(10)(11) - Undrawn	—	8/7/2019	7/16/2021	7,391	—	—	—%
Associations, Inc.
Business Services	First lien (2)(10)(11) - Undrawn	—	7/30/2018	7/30/2021	153	(1)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	5/24/2019	5/30/2025	$470	$(5)	$—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(10)(11) - Undrawn	—	2/20/2020	2/20/2026	1,799	(9)	—	—%
Wrike, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	12/31/2018	12/31/2024	933	(9)	—	—%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/7/2019	5/24/2024	1,646	(10)	—	—%
Bullhorn, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/24/2019	10/1/2021	781	(6)	—
	First lien (3)(10)(11) - Undrawn	—	9/24/2019	9/30/2026	852	(6)	—
					1,633	(12)	—	—%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
Zywave, Inc.
Software	First lien (2)(10)(11) - Undrawn	—	11/22/2016	11/17/2022	2,000	(15)	—	—%
Integral Ad Science, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	7/19/2018	7/19/2023	1,807	(18)	—	—%
Finalsite Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	—	—%
Bluefin Holding, LLC
Software	First lien (3)(10)(11) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	—	—%
iCIMS, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/12/2018	9/12/2024	2,915	(29)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	6/8/2018	4/30/2022	6,743	(34)	—	—%
Apptio, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	1/10/2019	1/10/2025	2,066	(41)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	$44	$—	$(3)	(0.00)%
Ministry Brands, LLC
Software	First lien (3)(10)(11) - Undrawn	—	12/7/2016	12/2/2022	425	(2)	(4)	(0.00)%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(10)(11) - Undrawn	—	3/13/2020	2/6/2025	1,013	(5)	(5)	(0.00)%
Instructure, Inc. **
Software	First lien (3)(10)(11) - Undrawn	—	3/24/2020	3/24/2026	2,036	(13)	(13)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	(17)	(0.00)%
ConnectWise, LLC
Software	First lien (3)(10)(11) - Undrawn	—	11/26/2019	2/28/2025	4,248	(27)	(26)	(0.00)%
TDG Group Holding Company
Consumer Services	First lien (2)(10)(11) - Undrawn	—	5/22/2018	5/31/2024	5,044	(25)	(36)	(0.00)%
Salient CRGT Inc.
Federal Services	First lien (3)(10)(11) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(88)	(0.01)%
GC Waves Holdings, Inc.**
Business Services	First lien (3)(10)(11) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	(49)
	First lien (3)(10)(11) - Undrawn	—	10/31/2019	11/1/2021	4,435	—	(55)
					8,386	(30)	(104)	(0.01)%
Total Unfunded Debt Investments - United States					$78,247	$(893)	$(260)	(0.03)%
Total Unfunded Debt Investments					$79,156	$(902)	$(260)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments						$2,298,918	$2,247,848	187.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Affiliated Investments (28)
Funded Debt Investments - United States
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(10)	14.75% (P + 6.50% + 5.00% PIK/M)*	6/14/2018	6/30/2022	$10,902	$10,902	$10,539
	First lien (3)(10)	11.00% (L + 10.00% PIK/M)*	7/23/2020	10/23/2020	2,295	2,295	2,295
	First lien (3)(10)(11) - Drawn	8.75% (P + 5.50%/M)	6/14/2018	6/30/2022	17,700	17,700	15,311
	Subordinated (3)(10)	18.00% PIK/Q (26)*	12/26/2018	6/30/2022	2,417	2,417	—
	Subordinated (3)(10)	14.00% PIK/Q (26)*	10/31/2016	10/15/2021	1,708	1,708	—
	Subordinated (3)(10)	14.00% PIK/Q (26)*	10/31/2016	10/15/2021	1,025	1,025	—
					36,047	36,047	28,145	2.35%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(10)	15.00% PIK/Q*	9/12/2019	9/12/2023	907	891	816	0.07%
Total Funded Debt Investments - United States					$36,954	$36,938	$28,961	2.42%
Equity - United States
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	$23,000	$23,000	1.92%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	7/31/2017	—	25,000,000	11,501	3,706
	Ordinary shares (3)(10)	—	7/31/2017	—	2,786,000	1,282	413
						12,783	4,119	0.34%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)(26)	—	10/31/2016	—	1,366,452	5,714	—
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	—
						7,064	—	—%
Total Shares - United States						$42,847	$27,119	2.26%
Total Funded Investments						$79,785	$56,080	4.68%
Unfunded Debt Investments - United States
Permian Holdco 3, Inc.
Energy	First lien (3)(10)(11) - Undrawn	—	6/14/2018	6/30/2022	$2,300	$—	$(311)	(0.02)%
Total Unfunded Debt Investments - United States					$2,300	$—	$(311)	(0.02)%
Total Non-Controlled/Affiliated Investments						$79,785	$55,769	4.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Controlled Investments (29)
Funded Debt Investments - United Kingdom
Edmentum Ultimate Holdings, LLC (16)
EducationCity Limited**
Education	First lien (3)(10)(11) - Drawn	10.00%/S	1/24/2020	12/9/2021	$3,000	$3,000	$3,000	0.25%
Total Funded Debt Investments - United Kingdom					$3,000	$3,000	$3,000	0.25%
Funded Debt Investments - United States
New LT Smile Holdings, LLC (25)
Benevis Holding Corp.
Healthcare Services	First lien (2)(10)	7.32% (L + 6.32%/Q)(26)	3/15/2018	3/15/2024	$62,572	$62,572	$57,484
	First lien (8)(10)	7.32% (L + 6.32%/Q)(26)	3/15/2018	3/15/2024	15,352	15,352	14,104
	First lien (3)(10)	7.32% (L + 6.32%/Q)(26)	3/29/2019	3/15/2024	7,586	7,586	6,970
	First lien (3)(10)	11.00% (L + 10.00%/Q)	8/6/2020	11/5/2020	3,457	3,457	3,457
					88,967	88,967	82,015	6.85%
Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	First lien (2)(10)	9.50% (L + 4.50% + 4.00% PIK/Q)*	8/6/2018	6/9/2021	10,285	9,824	10,285
	First lien (3)(10)(11) - Drawn	10.00%/S	1/24/2020	12/9/2021	5,000	5,000	5,000
	Second lien (3)(10)	7.00% PIK/Q*	2/23/2018	12/9/2021	12,650	12,387	12,650
	Second lien (3)(10)(11) - Drawn	5.00% PIK/Q*	6/9/2015	12/9/2021	8,170	8,170	8,170
	Second lien (3)(10)(11) - Drawn	5.00% PIK/Q*	4/15/2020	12/9/2021	7,731	7,731	7,731
	Subordinated (3)(10)	8.50% PIK/Q*	6/9/2015	12/9/2021	5,678	5,677	5,678
	Subordinated (2)(10)	10.00% PIK/Q*	6/9/2015	12/9/2021	22,074	22,074	22,074
	Subordinated (3)(10)	10.00% PIK/Q*	6/9/2015	12/9/2021	5,430	5,430	5,430
					77,018	76,293	77,018	6.43%
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	7.50% (L + 5.50% + 1.00% PIK/S)*	6/29/2018	8/20/2024	12,448	12,448	11,139
	First lien (3)(10)	7.50% (L + 5.50% + 1.00% PIK/S)*	3/16/2020	8/20/2024	10,266	9,591	9,186
	First lien (2)(10)	7.50% (L + 5.50% + 1.00% PIK/S)*	6/29/2018	8/20/2024	2,490	2,490	2,228
	First lien (3)(10)	7.50% (L + 5.50% + 1.00% PIK/S)*	6/29/2018	8/20/2024	716	581	640
					25,920	25,110	23,193	1.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

NHME Holdings Corp. (21)
National HME, Inc.
Healthcare Services	Second lien (3)(10)	12.00% PIK/Q*	11/27/2018	5/27/2024	$18,088	$15,033	$13,114
	Second lien (3)(10)	12.00% PIK/Q*	11/27/2018	5/27/2024	9,996	9,251	8,746
					28,084	24,284	21,860	1.83%
Total Funded Debt Investments - United States					$219,989	$214,654	$204,086	17.05%
Total Funded Debt Investments					$222,989	$217,654	$207,086	17.30%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	$7,345	$11,100	0.93%
Total Shares - Canada						$7,345	$11,100	0.93%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(10)	—	5/4/2018	—	—	$120,000	$120,000	10.02%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	79,400	79,400	6.63%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	44,070	49,589	4.14%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(10)(20)	—	8/17/2018	—	9,948,967	9,949	8,272
	Preferred shares (3)(10)(20)	—	8/29/2019	—	5,913,138	5,913	5,425
	Preferred shares (3)(10)(19)	—	6/30/2017	—	18,099,536	18,100	12,250
	Preferred shares (2)(10)(18)(26)	—	1/13/2015	—	29,326,545	26,946	2,789
	Preferred shares (3)(10)(18)(26)	—	1/13/2015	—	8,104,462	7,447	771
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	532	—
						70,812	29,507	2.46%
NM GLCR LP
Net Lease	Membership interest (7)(10)	—	2/1/2018	—	—	14,750	26,464	2.21%
NM CLFX LP
Net Lease	Membership interest (7)(10)	—	10/6/2017	—	—	12,538	12,677	1.06%
NM DRVT LLC
Net Lease	Membership interest (7)(10)	—	11/18/2016	—	—	5,152	6,980	0.58%
NM APP US LLC
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	5,080	6,886	0.58%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

NM YI, LLC
Net Lease	Membership interest (7)(10)	—	9/30/2019	—	—	$6,272	$6,175	0.52%
Edmentum Ultimate Holdings, LLC (16)
Education	Ordinary shares (3)(10)	—	6/9/2015	—	123,968	11	2,431
	Ordinary shares (2)(10)	—	6/9/2015	—	107,143	9	2,101
						20	4,532	0.38%
NHME Holdings Corp. (21)
Healthcare Services	Ordinary shares (3)(10)	—	11/27/2018	—	640,000	4,000	4,000	0.33%
NM JRA LLC
Net Lease	Membership interest (7)(10)	—	8/12/2016	—	—	2,043	3,784	0.32%
NM KRLN LLC
Net Lease	Membership interest (7)(10)	—	11/15/2016	—	—	8,227	940	0.08%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	452	496	0.04%
New LT Smile Holdings, LLC(25)
Healthcare Services	Ordinary shares (3)(10)	—	6/5/2020	—	68	—	—
	Ordinary shares (8)(10)	—	6/5/2020	—	136	—	—
	Ordinary shares (2)(10)	—	6/5/2020	—	556	—	—
						—	—	—%
Total Shares - United States						$372,816	$351,430	29.36%
Total Shares						$380,161	$362,530	30.28%
Warrants - United States
Edmentum Ultimate Holdings, LLC (16)
Education	Warrants (3)(10)	—	2/23/2018	5/5/2026	1,141,846	$769	$22,390	1.87%
NHME Holdings Corp. (21)
Healthcare Services	Warrants (3)(10)	—	11/27/2018	—	160,000	1,000	1,000	0.08%
Total Warrants - United States						$1,769	$23,390	1.95%
Total Funded Investments						$599,584	$593,006	49.53%
Unfunded Debt Investments - United States
New LT Smile Holdings, LLC (25)
Benevis Holding Corp.
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	8/5/2020	11/5/2020	$10,371	$—	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Edmentum Ultimate Holdings, LLC (16)
Edmentum, Inc. (fka Plato, Inc.) (Archipelago Learning, Inc.)
Education	Second lien (3)(10)(11) - Undrawn	—	4/15/2020	12/9/2021	$2,000	$—	$—	—%
Total Unfunded Debt Investments - United States					$12,371	$—	$—	—%
Total Controlled Investments						$599,584	$593,006	49.53%
Total Investments						$2,978,287	$2,896,623	241.96%

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
(12)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2020.
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
September 30, 2020
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
(27)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of September 30, 2020. See Note 2. Summary of Significant Accounting Policies, for details.
(28)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2020 and December 31, 2019, along with transactions during the nine months ended September 30, 2020 in which the issuer was a non-controlled/affiliated investment, is as follows:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income	Dividend Income	Other Income
NMFC Senior Loan Program I LLC	$23,000	$—	$—	$—	$—	$23,000	$—	$2,096	$781
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	40,621	(1,172)	(1,350)	—	(10,265)	27,834	548	(3,418)	195
Sierra Hamilton Holdings Corporation	9,906	178	(696)	12	(4,453)	4,935	284	—	26
Total Non-Controlled/Affiliated Investments	$73,527	$(994)	$(2,046)	$12	$(14,718)	$55,769	$832	$(1,322)	$1,002

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands, except shares)
(unaudited)

(29)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of September 30, 2020 and December 31, 2019, along with transactions during the nine months ended September 30, 2020 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$79,112	$20,245	$(127)	$10	$7,710	$106,940	$5,461	$—	$955
National HME, Inc./NHME Holdings Corp.	24,979	2,952	—	—	(1,071)	26,860	2,952	—	875
New LT Smile Holdings, LLC / Benevis Holdings Corp. (C)	—	67,101	(78)	—	14,992	82,015	1,385	—	311
NM APP CANADA CORP	10,774	—	—	—	326	11,100	—	705	—
NM APP US LLC	6,834	—	—	—	52	6,886	—	491	—
NM CLFX LP	12,723	—	—	—	(46)	12,677	—	1,179	—
NM DRVT LLC	6,016	—	—	—	964	6,980	—	357	—
NM JRA LLC	3,700	—	—	—	84	3,784	—	204	—
NM GLCR LP	23,800	—	—	—	2,664	26,464	—	1,388	—
NM KRLN LLC	2,379	717	—	—	(2,156)	940	—	—	—
NM NL Holdings, L.P.	48,308	—	—	—	1,281	49,589	—	3,690	—
NM GP Holdco, LLC	487	—	—	—	9	496	—	38	—
NM YI LLC	6,339	—	—	—	(164)	6,175	—	462	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	6,723	—
NMFC Senior Loan Program III LLC	100,000	20,000	—	—	—	120,000	—	8,824	—
UniTek Global Services, Inc.	68,101	17,690	(168)	2	(32,923)	52,700	1,176	5,716	338
Total Controlled Investments	$472,952	$128,705	$(373)	$12	$(8,278)	$593,006	$10,974	$29,777	$2,479

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2020, 17.1% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2020
(unaudited)

September 30, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	57.40%
Second lien	23.80%
Subordinated	1.50%
Equity and other	17.30%
Total investments	100.00%

September 30, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	26.83%
Business Services	20.78%
Healthcare Services	15.61%
Education	8.79%
Investment Fund (includes investments in joint ventures)	7.68%
Net Lease	4.32%
Federal Services	3.49%
Healthcare Information Technology	2.71%
Consumer Services	2.64%
Specialty Chemicals & Materials	2.07%
Distribution & Logistics	1.88%
Industrial Services	1.28%
Energy	1.13%
Packaging	0.42%
Business Products	0.37%
Total investments	100.00%

September 30, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.14%
Fixed rates	4.86%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DCA Investment Holding, LLC
Healthcare Services	First lien (2)(9)	7.19% (L + 5.25%/Q)	7/2/2015	7/2/2021	$17,095	$17,046	$17,095
	First lien (3)(9)	7.19% (L + 5.25%/Q)	12/20/2017	7/2/2021	8,890	8,834	8,890
	First lien (2)(9)	7.19% (L + 5.25%/Q)	12/20/2017	7/2/2021	4,184	4,163	4,184
	First lien (3)(9)(10) - Drawn	9.00% (P + 4.25%/Q)	7/2/2015	7/2/2021	608	602	608
					30,777	30,645	30,777	2.40%
Integral Ad Science, Inc.
Software	First lien (8)(9)	9.05% (L + 6.00% + 1.25% PIK/M)*	7/19/2018	7/19/2024	26,843	26,616	26,843
	First lien (3)(9)	9.05% (L + 6.00% + 1.25% PIK/M)*	8/27/2019	7/19/2024	3,507	3,474	3,507
					30,350	30,090	30,350	2.36%
Conservice, LLC
Business Services	First lien (2)(9)	7.05% (L + 5.25%/M)	1/3/2019	11/29/2024	25,311	25,202	25,184
	First lien (3)(9)(10) - Drawn	7.05% (L + 5.25%/M)	1/3/2019	11/29/2024	4,418	4,398	4,396
					29,729	29,600	29,580	2.30%
Kaseya Traverse Inc.
Software	First lien (8)(9)	8.72% (L + 5.50% + 1.00% PIK/S)*	5/9/2019	5/2/2025	27,525	27,274	27,250
	First lien (3)(9)(10) - Drawn	8.45% (L + 6.50%/Q)	5/9/2019	5/2/2025	1,321	1,308	1,308
	First lien (3)(9)(10) - Drawn	8.69% (L + 5.50% + 1.00% PIK/S)*	5/9/2019	5/2/2025	430	426	426
					29,276	29,008	28,984	2.26%
Clarkson Eyecare, LLC
Healthcare Services	First lien (2)	8.05% (L + 6.25%/M)	8/21/2019	4/2/2021	17,300	17,149	17,300
	First lien (2)	8.05% (L + 6.25%/M)	9/11/2019	4/2/2021	11,533	11,433	11,533
					28,833	28,582	28,833	2.25%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	7.19% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,482	24,369	23,992
	Second lien (2)	11.19% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,465	4,399
					28,982	28,834	28,391	2.21%
Sovos Brands Intermediate, Inc.
Food & Beverage	First lien (2)	6.80% (L + 5.00%/M)	11/16/2018	11/20/2025	27,957	27,834	27,957	2.18%
Affinity Dental Management, Inc.
Healthcare Services	First lien (4)(9)	8.07% (L + 6.00%/S)	9/17/2019	9/15/2023	10,945	10,945	10,945
	First lien (2)(9)	8.01% (L + 6.00%/S)	9/15/2017	9/15/2023	11,316	11,288	11,316
	First lien (3)(9)	8.00% (L + 6.00%/S)	9/15/2017	9/15/2023	5,224	5,194	5,224
					27,485	27,427	27,485	2.14%
Confluent Health, LLC
Healthcare Services	First lien (2)	6.80% (L + 5.00%/M)	6/21/2019	6/24/2026	27,363	27,233	27,363	2.13%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	5.30% (L + 3.50%/M)	6/24/2019	8/28/2024	16,908	14,483	13,865
	First lien (8)	5.30% (L + 3.50%/M)	10/23/2019	8/28/2024	16,308	13,388	13,373
					33,216	27,871	27,238	2.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	9.80% (L + 8.00%/M)	11/14/2019	11/19/2027	$22,500	$22,380	$22,388
	Second lien (2)	9.80% (L + 8.00%/M)	11/14/2019	11/19/2027	4,208	4,166	4,187
					26,708	26,546	26,575	2.07%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(9)	7.55% (L + 5.75%/M)	10/31/2019	10/31/2025	22,500	22,335	22,331
	First lien (2)(9)	7.55% (L + 5.75%/M)	10/31/2019	10/31/2025	3,673	3,646	3,645
					26,173	25,981	25,976	2.02%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	10.19% (L + 8.25%/Q)	7/26/2018	7/30/2026	24,533	24,476	24,488	1.91%
AAC Holding Corp.
Education	First lien (2)(9)	9.95% (L + 8.25%/M)	9/30/2015	9/30/2022	24,956	24,866	23,110	1.80%
Idera, Inc.
Software	Second lien (4)	10.80% (L + 9.00%/M)	6/27/2019	6/28/2027	22,500	22,338	22,612	1.76%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)(9)	6.94% (L + 5.25%/M)	9/9/2019	9/4/2026	22,444	22,200	22,191	1.73%
Avatar Topco, Inc. (22)
EAB Global, Inc.
Education	Second lien (3)	9.49% (L + 7.50%/S)	11/17/2017	11/17/2025	13,950	13,782	13,950
	Second lien (8)	9.49% (L + 7.50%/S)	11/17/2017	11/17/2025	7,500	7,410	7,500
					21,450	21,192	21,450	1.67%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	8.99% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,301	14,062
	Second lien (8)	8.99% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,475	7,350
					21,849	21,776	21,412	1.67%
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)
Healthcare Services	Second lien (2)	10.30% (L + 8.50%/M)	2/5/2019	3/8/2027	21,051	20,609	20,999	1.64%
MED Parentco, LP
Healthcare Services	Second lien (8)	10.05% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,703	20,753	1.62%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)	10.44% (L + 8.50%/Q)	3/5/2019	3/5/2027	20,372	20,087	19,557	1.52%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	9.44% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,909	11,760
	Second lien (8)	9.44% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,443	7,350
					19,500	19,352	19,110	1.49%
Xactly Corporation
Software	First lien (4)(9)	9.05% (L + 7.25%/M)	7/31/2017	7/29/2022	19,047	18,925	19,047	1.48%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(9)	9.19% (L + 7.25%/Q)	9/29/2016	9/8/2022	18,355	18,249	18,355	1.43%
YLG Holdings, Inc.
Business Services	First lien (5)	7.66% (L + 5.75%/Q)	11/1/2019	10/31/2025	18,413	18,323	18,321	1.43%
Geo Parent Corporation
Business Services	First lien (2)	7.05% (L + 5.25%/M)	12/13/2018	12/19/2025	18,364	18,282	18,318	1.43%
Bluefin Holding, LLC
Software	Second lien (8)(9)	9.64% (L + 7.75%/Q)	9/6/2019	9/6/2027	18,000	18,000	18,000	1.40%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (2)(9)	7.44% (L + 5.50%/Q)	9/24/2019	10/1/2025	$17,174	$17,049	$17,045
	First lien (3)(9)(10) - Drawn	7.46% (L + 5.50%/Q)	9/24/2019	10/1/2025	284	282	282
					17,458	17,331	17,327	1.35%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(9)	6.37% (L + 4.75%/W)	12/18/2018	11/29/2024	17,325	17,251	17,325	1.35%
TIBCO Software Inc.
Software	Subordinated (3)	11.38%/S	11/24/2014	12/1/2021	15,000	14,844	15,554	1.21%
Hill International, Inc.**
Business Services	First lien (2)(9)	7.55% (L + 5.75%/M)	6/21/2017	6/21/2023	15,405	15,356	15,405	1.20%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)	10.44% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,852	14,981	1.17%
Netsmart Inc. / Netsmart Technologies, Inc.
Healthcare Information Technology	Second lien (2)	9.30% (L + 7.50%/M)	4/18/2016	10/19/2023	15,000	14,774	14,925	1.16%
Pathway Vet Alliance LLC
Consumer Services	First lien (4)(9)(10) - Drawn	6.30% (L + 4.50%/M)	11/14/2019	12/20/2024	3,670	3,652	3,652
	First lien (3)(9)(10) - Drawn	6.30% (L + 4.50%/M)	11/14/2019	12/20/2024	1,223	1,217	1,217
	Second lien (4)(9)(10) - Drawn	10.30% (L + 8.50%/M)	11/14/2019	12/19/2025	7,547	7,490	7,490
	Second lien (3)(9)(10) - Drawn	10.30% (L + 8.50%/M)	11/14/2019	12/19/2025	2,516	2,497	2,497
					14,956	14,856	14,856	1.16%
Diligent Corporation
Software	First lien (2)(9)	7.56% (L + 5.50%/S)	10/30/2019	4/14/2022	6,842	6,777	6,842
	First lien (2)(9)	7.56% (L + 5.50%/S)	10/30/2019	4/14/2022	140	139	140
	First lien (3)(9)(10) - Drawn	7.54% (L + 5.50%/S)	12/19/2018	4/14/2022	7,431	7,391	7,431
					14,413	14,307	14,413	1.12%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(9)	8.28% (L + 6.25%/Q)	9/5/2018	9/5/2024	13,444	13,388	13,444	1.05%
JAMF Holdings, Inc.
Software	First lien (8)(9)	8.91% (L + 7.00%/Q)	11/13/2017	11/11/2022	8,757	8,702	8,757
	First lien (2)(9)	8.91% (L + 7.00%/Q)	11/8/2019	11/11/2022	4,582	4,549	4,582
					13,339	13,251	13,339	1.04%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(9)	12.70% (L + 7.50% + 3.00% PIK/S)*	8/25/2017	8/25/2023	13,047	12,973	12,425
	First lien (3)(9)(10) - Drawn	12.68% (L + 7.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	894	886	851
					13,941	13,859	13,276	1.03%
Castle Management Borrower LLC
Business Services	First lien (2)(9)	8.16% (L + 6.25%/Q)	5/31/2018	2/15/2024	13,217	13,166	13,217	1.03%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ministry Brands, LLC
Software	First lien (2)(9)	5.85% (L + 4.00%/M)	12/7/2016	12/2/2022	$2,932	$2,924	$2,932
	Second lien (8)(9)	11.08% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,804	7,840
	Second lien (3)(9)	11.08% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,150	2,160
	First lien (3)(9)(10) - Drawn	6.95% (L + 5.00%/Q)	12/7/2016	12/2/2022	200	199	200
					13,132	13,077	13,132	1.02%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(9)	9.80% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,348	12,476	0.97%
OEConnection LLC
Business Services	Second lien (2)(9)	10.04% (L + 8.25%/M)	9/25/2019	9/25/2027	12,044	11,926	11,924	0.93%
CFS Management, LLC
Healthcare Services	First lien (2)(9)	7.95% (L + 5.75%/S)	8/6/2019	7/1/2024	11,733	11,678	11,674	0.91%
CHA Holdings, Inc.
Business Services	Second lien (4)	10.69% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,952	7,082
	Second lien (3)	10.69% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,415	4,497
					11,465	11,367	11,579	0.90%
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (8)	7.44% (L + 5.50%/Q)	5/24/2019	5/29/2026	11,054	10,965	10,888	0.86%
PaySimple, Inc.
Software	First lien (2)	7.30% (L + 5.50%/M)	8/19/2019	8/25/2025	9,857	9,763	9,808
	First lien (3)(10) - Drawn	7.31% (L + 5.50%/M)	8/19/2019	8/25/2025	934	916	930
					10,791	10,679	10,738	0.84%
Vectra Co.
Business Products	Second lien (8)	9.05% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,754	10,518	0.82%
NorthStar Financial Services Group, LLC
Software	Second lien (5)	9.30% (L + 7.50%/M)	5/23/2018	5/25/2026	10,607	10,585	10,501	0.82%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(9)	—	5/3/2013	—	14,500	14,500	10,354	0.81%
Masergy Holdings, Inc.
Business Services	Second lien (2)	9.46% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,458	10,264	0.80%
VT Topco, Inc.
Business Services	Second lien (4)	8.94% (L + 7.00%/Q)	8/14/2018	7/31/2026	10,000	9,978	10,025	0.78%
Quartz Holding Company
Software	Second lien (3)	9.71% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,813	9,975	0.78%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	6.91% (L + 5.00%/Q)	7/30/2019	7/31/2026	10,000	9,952	9,925	0.77%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	7.30% (L + 5.25%/S)	5/22/2019	7/10/2026	10,000	9,881	9,775	0.76%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)	6.59% (L + 4.75%/M)	3/18/2019	10/24/2022	9,897	9,738	9,649	0.75%
Teneo Holdings, LLC
Business Services	First lien (2)	6.99% (L + 5.25%/M)	7/15/2019	7/11/2025	9,975	9,788	9,476	0.74%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (4)	6.55% (L + 4.75%/M)	11/30/2018	7/21/2023	9,355	9,318	9,332	0.73%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Wrike, Inc.
Software	First lien (8)(9)	8.55% (L + 6.75%/M)	12/31/2018	12/31/2024	$9,067	$8,988	$9,067	0.71%
WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.30% (L + 5.50%/M)	2/22/2017	8/16/2022	9,014	8,859	9,014	0.70%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	9.80% (L + 8.00%/M)	7/15/2016	7/15/2021	7,674	7,653	7,674
	First lien (4)(9)	9.80% (L + 8.00%/M)	7/15/2016	7/15/2021	1,279	1,276	1,279
					8,953	8,929	8,953	0.70%
Zywave, Inc.
Software	Second lien (4)(9)	10.95% (L + 9.00%/Q)	11/22/2016	11/17/2023	6,980	6,946	6,980
	Second lien (4)(9)	10.84% (L + 9.00%/M)	12/3/2019	11/17/2023	600	596	600
	First lien (3)(9)(10) - Drawn	6.80% (L + 5.00%/M)	11/22/2016	11/17/2022	670	665	670
					8,250	8,207	8,250	0.64%
DealerSocket, Inc.
Software	First lien (2)	6.66% (L + 4.75%/Q)	4/16/2018	4/26/2023	6,610	6,576	6,544
	First lien (3)(10) - Drawn	7.05% (L + 5.25%/M)	4/16/2018	4/26/2023	168	167	166
					6,778	6,743	6,710	0.52%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.30% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,707	6,705	0.52%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	8.55% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,705	6,657	0.52%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	8.55% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,705	6,530	0.51%
Recorded Future, Inc.
Software	First lien (8)(9)	8.55% (L + 6.75%/M)	8/26/2019	7/3/2025	6,250	6,220	6,219	0.48%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,844	5,316	0.41%
ADG, LLC
Healthcare Services	Second lien (3)(9)	11.92% (L + 10.00%/S)	10/3/2016	3/28/2024	5,264	5,215	4,213	0.33%
Sphera Solutions, Inc.
Software	First lien (2)(9)	9.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	2,489	2,466	2,464	0.19%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.81% (L + 4.75%/Q)	1/3/2017	1/5/2024	2,034	2,021	2,020	0.16%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Education Management Corporation (12)
Education Management II LLC
Education	First lien (2)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	$208	$202	$2
	First lien (3)	10.25% (P + 5.50%/Q)(24)	1/5/2015	7/2/2020	117	114	1
	First lien (2)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	14.00% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	142	117	—
	First lien (2)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	80	66	—
	First lien (3)	13.25% (P + 8.50%/M)(24)	1/5/2015	7/2/2020	2	2	—
					1,022	961	3	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (24)(25)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,408,610	$2,385,761	$2,375,987	185.12%
Total Funded Debt Investments					$2,565,531	$2,541,672	$2,530,242	197.14%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(9)(21)	—	9/1/2017	—	75,184	$7,439	$7,518	0.59%
Total Shares - Hong Kong						$7,439	$7,518	0.59%
Equity - United States
Avatar Topco, Inc.
Education	Preferred shares (3)(9)(22)	—	11/17/2017	—	35,750	$46,093	$47,165	3.67%
Symplr Software Intermediate Holdings, Inc.(23)
Healthcare Information Technology	Preferred shares (4)(9)	—	11/30/2018	—	7,500	8,502	8,571
	Preferred shares (3)(9)	—	11/30/2018	—	2,586	2,931	2,955
						11,433	11,526	0.90%
Tenawa Resource Holdings LLC (13)
QID NGL LLC	Ordinary shares (6)(9)	—	5/12/2014	—	5,290,997	5,291	8,445
Energy	Preferred shares (6)(9)	—	10/30/2017	—	1,623,385	1,623	2,727
						6,914	11,172	0.87%
Alert Holding Company, Inc. (14)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(9)	—	5/31/2019	—	6,111	6,459	6,452	0.50%
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

Education Management Corporation(12)
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Apptio, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	1/10/2019	1/10/2025	$2,066	$(41)	$(41)	(0.00)%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(9)(10) - Undrawn	—	8/7/2019	7/16/2021	7,391	—	(37)
	First lien (3)(9)(10) - Undrawn	—	8/7/2019	7/16/2024	1,848	(9)	(9)
					9,239	(9)	(46)	(0.01)%
Pathway Vet Alliance LLC
Consumer Services	First lien (4)(9)(10) - Undrawn	—	11/14/2019	10/11/2021	3,821	—	(19)
	First lien (3)(9)(10) - Undrawn	—	11/14/2019	10/11/2021	1,274	—	(6)
	Second lien (4)(9)(10) - Undrawn	—	11/14/2019	10/11/2021	7,453	—	(56)
	Second lien (3)(9)(10) - Undrawn	—	11/14/2019	10/11/2021	2,484	—	(19)
					15,032	—	(100)	(0.01)%
GC Waves Holdings, Inc.**
Business Services	First lien (3)(9)(10) - Undrawn	—	10/31/2019	11/1/2021	9,877	—	(74)
	First lien (3)(9)(10) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	(30)
					13,828	(30)	(104)	(0.01)%
Ansira Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	12/19/2016	4/16/2020	2,437	(6)	(122)	(0.01)%
GS Acquisitionco, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	8/7/2019	8/2/2021	35,103	—	(219)
	First lien (3)(9)(10) - Undrawn	—	8/7/2019	5/25/2024	1,975	(12)	(12)
					37,078	(12)	(231)	(0.02)%
Salient CRGT Inc.
Federal Services	First lien (3)(10) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(291)	(0.03)%
Total Unfunded Debt Investments - United States					$200,385	$(1,099)	$(1,163)	(0.09)%
Total Unfunded Debt Investments					$201,294	$(1,108)	$(1,172)	(0.09)%
Total Non-Controlled/Non-Affiliated Investments						$2,619,408	$2,613,801	203.65%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

September 30, 2020
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
    New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through September 30, 2020, NMFC raised approximately $893,183 in net proceeds from additional offerings of its common stock.
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
•New Mountain Finance SBIC, L.P. ("SBIC I")  and New Mountain Finance SBIC II, L.P. ("SBIC II"), who have received licenses from the United States ("U.S.") Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"), and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), and New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP"), respectively;
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
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA-eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2020, the Company’s top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
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
    New Mountain Net Lease Corporation
    NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2020.

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

Below is certain summarized property information for NMNLC as of September 30, 2020:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2020
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	50,085
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	26,464
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,677
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	11,100
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	6,980
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,886
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	6,175
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,784
NM KRLN LLC	None	N/A	MD	95	940
					$125,091
    Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2020 and December 31, 2019, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $21,422 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2020 and December 31, 2019.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2020, the Company recognized PIK and non-cash interest from investments of $5,008 and $11,726, respectively, and PIK and non-cash dividends from investments of $3,850 and $9,196, respectively. For the three and nine months ended September 30, 2019, the Company recognized PIK and non-cash interest from investments of $3,745 and $9,875, respectively, and PIK and non-cash dividends from investments of $4,821 and $13,629, respectively.

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
For the three and nine months ended September 30, 2020, the Company recognized a total income tax benefit of approximately $134 and $662, respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2020, the Company recorded current income tax expense of approximately $123 and $116, respectively, and deferred income tax benefit of approximately $257 and $778, respectively. For the three and nine months ended September 30, 2019, the Company recognized a total income tax benefit of approximately $281 and $108, respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2019, the Company recorded current income tax expense of approximately $0 and $13, respectively, and deferred income tax benefit of approximately $281 and $121, respectively.
As of September 30, 2020 and December 31, 2019, the Company had $134 and $912, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC 740") through December 31, 2019. The 2017 through 2019 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
Distributions—Distributions to common stockholders of the Company are recorded on the record date as set by the Company's board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income (see Note 5. Agreements) on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
The Company applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders’ accounts is equal to or greater than 110.0% of the last determined net asset value of the shares, the Company will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of the Company’s common stock on the Nasdaq Global Select Market LLC (the “NASDAQ”) on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NASDAQ or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2019, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2020 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and nine months ended September 30, 2020 and September 30, 2019, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the Repurchase Program.
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
Note 3. Investments
At September 30, 2020, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,708,860	$1,662,653
Second lien	706,014	689,319
Subordinated	52,831	43,536
Equity and other	510,582	501,115
Total investments	$2,978,287	$2,896,623
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$776,502	$777,207
Business Services	665,117	601,907
Healthcare Services	478,119	452,284
Education	232,694	254,679
Investment Fund (includes investments in joint ventures)	222,400	222,400
Net Lease	105,929	125,091
Federal Services	101,294	100,983
Healthcare Information Technology	77,819	78,398
Consumer Services	76,408	76,458
Specialty Chemicals & Materials	59,614	60,013
Distribution & Logistics	63,815	54,598
Industrial Services	36,668	36,933
Energy	56,785	32,769
Packaging	14,365	12,231
Business Products	10,758	10,672
Total investments	$2,978,287	$2,896,623

At December 31, 2019, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,803,747	$1,801,615
Second lien	796,921	788,868
Subordinated	71,904	66,774
Equity and other	478,969	503,023
Total investments	$3,151,541	$3,160,280
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$764,875	$765,499
Business Services	667,493	650,384
Healthcare Services	552,499	551,471
Education	267,064	285,781
Investment Funds (includes investments in joint ventures)	202,400	202,400
Net Lease	105,212	121,360
Distribution & Logistics	106,403	106,878
Federal Services	103,179	101,675
Energy	105,689	100,699
Healthcare Information Technology	99,581	100,050
Consumer Services	91,474	90,424
Industrial Services	32,736	32,708
Food & Beverage	27,834	27,957
Packaging	14,348	12,476
Business Products	10,754	10,518
Total investments	$3,151,541	$3,160,280

During the second quarter of 2020, the Company placed a portion of its first lien positions in Benevis Holding Corp. on non-accrual status due to its ongoing restructuring, which included the filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas on August 3, 2020. As of September 30, 2020, the Company's investments in Benevis Holding Corp., which were placed on non-accrual status, had an aggregate cost basis of $42,755, an aggregate fair value of $39,279, and total unearned interest income of $800 and $1,615 for the three and nine months then ended.

    During the second quarter of 2020, the Company placed its subordinated position in Permian Holdco 3, Inc. on non-accrual status. The Company's subordinated positions in Permian Holdco 2, Inc. and preferred shares in Permian Holdco 1, Inc. remain on non-accrual status due to its ongoing restructuring, which included the filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware on July 19, 2020. As of September 30, 2020, the Company's investments in Permian Holdco 1, Inc., Permian Holdco 2, Inc. and Permian Holdco 3, Inc., which were placed on non-accrual status, had an aggregate cost basis of $10,864 and an aggregate fair value of $0. During the three months ended March 31, 2020, the Company reversed $3,418 of previously recorded PIK dividends related to its investment in Permian Holdco 1, Inc. as the Company believes these PIK dividends will ultimately not be collectible. During the three months ended June 30, 2020, the Company reversed $1,998 of previously recorded PIK interest related to its investments in Permian Holdco 2, Inc. and Permian Holdco 3, Inc. as the Company believes this PIK interest will ultimately not be collectible.

    During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. on non-accrual status. As of September 30, 2020, the Company's investments in UniTek Global Services, Inc., which were placed on non-accrual status, had an aggregate cost basis of $34,393, an aggregate fair value of $3,560 and total unearned dividend income of $1,306 and $2,569 for the three and nine months then ended.

    During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of September 30, 2020, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $958, an aggregate fair value of $0 and total unearned interest income of $0 and $43 for the three and nine months then ended.
    As of September 30, 2020, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $64,512 and $0, respectively. As of September 30, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $29,315. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2020.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of September 30, 2020 and December 31, 2019, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $10,354 and $10,354, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I is structured as a private investment fund, in which all of the investors are "qualified purchasers", as such term is defined in Section 2(a)(51) of the 1940 Act. Transfer of interests in SLP I are subject to restrictions and, as a result, interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period ended on August 31, 2020. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I is capitalized with $93,000 of capital commitments and debt from a revolving credit facility and is managed by the Company. The Company’s capital commitment is $23,000, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of September 30, 2020, SLP I had total investments with an aggregate fair value of approximately $292,851, debt outstanding of $220,067 and capital that had been called and funded of $93,000. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313,702, debt outstanding of $227,367 and capital that had been called and funded of $93,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2020 and December 31, 2019.

The Company, as an investment adviser registered under the Advisers Act, acts as the collateral manager to SLP I and is entitled to receive a management fee for its investment management services provided to SLP I. As a result, SLP I is classified as an affiliate of the Company. No management fee is charged on the Company's investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2020, the Company earned approximately $254 and $781, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended September 30, 2019, the Company earned approximately $291 and $865, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2020 and December 31, 2019, approximately $513 and $277, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2020, the Company earned approximately $687 and $2,096, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2019, the Company earned approximately $788 and $2,326, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2020 and December 31, 2019, approximately $772 and $747, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
    SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of September 30, 2020, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2020 and December 31, 2019.
    On April 12, 2016, SLP II entered into its revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum. As of September 30, 2020 and December 31, 2019, SLP II had total investments with an aggregate fair value of approximately $286,413 and $339,985, respectively, and debt outstanding under its credit facility of $204,470 and $246,870, respectively. As of September 30, 2020 and December 31, 2019, none of SLP II's investments were on non-accrual. Additionally, as of September 30, 2020 and December 31, 2019, SLP II had unfunded commitments in the form of delayed draws of $194 and $3,155, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
First lien investments (1)	$300,199	$351,160
Weighted average interest rate on first lien investments (2)	5.11%	6.29%
Number of portfolio companies in SLP II	34	37
Largest portfolio company investment (1)	$17,322	$17,456
Total of five largest portfolio company investments (1)	$78,225	$78,932

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP II's portfolio as of September 30, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	3.91% (L + 3.75%)	2/27/2025	$4,625	$4,609	$4,532
ADG, LLC	Healthcare Services	6.25% (L + 2.50% + 2.75% PIK)	9/28/2023	16,412	16,335	14,876
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,962	4,920	4,815
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	90	89	90
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,368	1,363	1,368
Bleriot US Bidco Inc.	Federal Services	4.97% (L + 4.75%)	10/31/2026	1,345	1,332	1,335
Bleriot US Bidco Inc.	Federal Services	4.97% (L + 4.75%)	10/30/2026	8,605	8,528	8,546
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	3,662	3,652	3,622
CentralSquare Technologies, LLC	Software	3.90% (L + 3.75%)	8/29/2025	14,737	14,710	13,286
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,031	2,023	1,899
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,615	10,582	9,925
CommerceHub, Inc.	Software	3.65% (L + 3.50%)	5/21/2025	2,444	2,435	2,389
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	7,444	7,427	7,295
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	14,646	14,598	14,139
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,375	7,320	7,117
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,137	3,108	3,129
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,447	3,392	3,328
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,512	14,474	12,989
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,422	4,382	4,362
Institutional Shareholder Services Inc.	Business Services	4.72% (L + 4.50%)	3/5/2026	13,790	13,678	13,376
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,238	5,208	4,767
LSCS Holdings, Inc.	Healthcare Services	4.47% (L + 4.25%)	3/17/2025	1,870	1,868	1,776
LSCS Holdings, Inc.	Healthcare Services	4.47% (L + 4.25%)	3/17/2025	7,243	7,236	6,881
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,610	11,577	11,432
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,774	2,766	2,684
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,078	2,074	2,059
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	873	871	865
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,066	12,039	11,955
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,159	10,130	10,083
Premise Health Holding Corp.	Healthcare Services	3.72% (L + 3.50%)	7/10/2025	1,362	1,357	1,318
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,450	12,409	11,329
PSC Industrial Holdings Corp.	Industrial Services	4.98% (L + 3.75%)	10/11/2024	3,036	3,017	2,892
Quest Software US Holdings Inc.	Software	4.51% (L + 4.25%)	5/16/2025	14,737	14,685	14,467
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,665	12,625	12,484
Wirepath LLC	Distribution & Logistics	4.22% (L + 4.00%)	8/5/2024	14,700	14,700	13,524
WP CityMD Bidco LLC	Healthcare Services	5.54% (L + 4.50%)	8/13/2026	5,432	5,384	5,413
Wrench Group LLC	Consumer Services	4.22% (L + 4.00%)	4/30/2026	5,935	5,883	5,816
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,687	14,679	12,851
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	4,099	4,062	4,077
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	16,844	16,810	16,844
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	478	474	478
Total Funded Investments				$300,005	$298,811	$286,413
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$—
Total Unfunded Investments				$194	$(1)	$—
Total Investments				$300,199	$298,810	$286,413

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2020.
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

    Below is certain summarized financial information for SLP II as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and September 30, 2019:

Selected Balance Sheet Information:	September 30, 2020	December 31, 2019
Investments at fair value (cost of $298,810 and $346,321, respectively)	$286,413	$339,985
Cash and other assets	8,838	8,159
Total assets	$295,251	$348,144

Credit facility	$204,470	$246,870
Deferred financing costs	(758)	(1,408)
Distribution payable	2,550	3,250
Payable for unsettled securities purchased	—	3,113
Other liabilities	1,201	2,367
Total liabilities	207,463	254,192

Members' capital	$87,788	$93,952
Total liabilities and members' capital	$295,251	$348,144

Selected Statement of Operations	Three Months Ended		Nine Months Ended
Information:	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income	$4,174	$6,013	$14,153	$18,581
Other income	—	31	70	89
Total investment income	4,174	6,044	14,223	18,670

Interest and other financing expenses	1,190	2,745	4,696	8,484
Other expenses	98	129	360	408
Total expenses	1,288	2,874	5,056	8,892
Less: expenses waived and reimbursed	—	—	—	(20)
Net expenses	1,288	2,874	5,056	8,872
Net investment income	2,886	3,170	9,167	9,798

Net realized gains (losses) on investments	3	116	(803)	377
Net change in unrealized appreciation (depreciation) of investments	6,988	(2,371)	(6,061)	(1,311)
Net increase in members' capital	$9,877	$915	$2,303	$8,864
For the three and nine months ended September 30, 2020, the Company earned approximately $2,025 and $6,723, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2019, the Company earned approximately $2,581 and $8,536, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2020 and December 31, 2019, approximately $2,025 and $2,581, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
    SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2020, the Company and SkyKnight II have committed and contributed $120,000 and $30,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2020 and December 31, 2019.
    On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $450,000. As of September 30, 2020 and December 31, 2019, SLP III had total investments with an aggregate fair value of approximately $526,230 and $475,198, respectively, and debt outstanding under its credit facility of $395,200 and $355,400, respectively. As of September 30, 2020 and December 31, 2019, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2020 and December 31, 2019, SLP III had unfunded commitments in the form of delayed draws of $8,775 and $10,608, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
First lien investments (1)	$554,145	$493,787
Weighted average interest rate on first lien investments (2)	4.63%	5.95%
Number of portfolio companies in SLP III	58	49
Largest portfolio company investment (1)	$23,787	$23,947
Total of five largest portfolio company investments (1)	$99,403	$99,906

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.91% (L + 3.75%)	2/27/2025	$870	$870	$852
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,963	4,920	4,815
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,917	5,858	5,605
AG Parent Holdings, LLC	Healthcare Services	5.15% (L + 5.00%)	7/31/2026	12,406	12,353	12,220
Ascensus Specialties LLC	Business Services	4.91% (L + 4.75%)	9/24/2026	9,925	9,881	9,578
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.40% (L + 4.25%)	10/9/2026	5,970	5,917	5,895
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,519	11,438	11,577
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.15% (L + 4.00%)	6/11/2026	9,098	9,021	8,916
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.15% (L + 4.00%)	6/11/2026	1,430	1,421	1,401
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,703	19,619	19,703
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,292	1,287	1,292
Bleriot US Bidco Inc.	Federal Services	4.97% (L + 4.75%)	10/31/2026	4,303	4,264	4,273
Bleriot US Bidco Inc.	Federal Services	4.97% (L + 4.75%)	10/31/2026	672	666	668
Bluefin Holding, LLC	Software	4.15% (L + 4.00%)	9/4/2026	9,925	9,795	9,925
Bracket Intermediate Holding Corp.	Healthcare Services	4.55% (L + 4.25%)	9/5/2025	14,700	14,645	14,443
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	11,246	11,217	11,123
CentralSquare Technologies, LLC	Software	3.90% (L + 3.75%)	8/29/2025	14,738	14,710	13,286
Certara Holdco, Inc.	Healthcare I.T.	3.72% (L + 3.50%)	8/15/2024	1,249	1,252	1,236
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	980	980	916
CommerceHub, Inc.	Software	3.65% (L + 3.50%)	5/21/2025	14,663	14,611	14,333
Covenant Surgical Partners, Inc.	Healthcare Services	4.16% (L + 4.00%)	7/1/2026	9,900	9,816	9,133
CRCI Longhorn Holdings, Inc.	Business Services	3.64% (L + 3.50%)	8/8/2025	14,700	14,646	14,228
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	9,925	9,902	9,727
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,673	14,647	13,921
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	18,624	18,555	17,980
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,375	7,320	7,117
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,921	3,885	3,912
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	12,101	12,087	11,448
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,448	3,392	3,328
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,557	14,565	13,029
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	18,588	18,522	17,199
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	18,486	18,311	18,232
Idera, Inc.	Software	5.00% (L + 4.00%)	6/28/2024	5,529	5,509	5,467
Institutional Shareholder Services Inc.	Business Services	4.72% (L + 4.50%)	3/5/2026	985	977	955
Kestra Advisor Services Holdings A, Inc.	Business Services	4.40% (L + 4.25%)	6/3/2026	9,405	9,338	9,240
LSCS Holdings, Inc.	Healthcare Services	4.47% (L + 4.25%)	3/17/2025	2,634	2,618	2,502
LSCS Holdings, Inc.	Healthcare Services	4.47% (L + 4.25%)	3/17/2025	680	676	646
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	4,741	4,737	4,668
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	10,298	10,214	9,818
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	1,807	1,792	1,723
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,514	4,502	4,472
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	873	871	865
National Intergovernmental Purchasing Alliance Company	Business Services	3.97% (L + 3.75%)	5/23/2025	8,724	8,720	8,571
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.40% (L + 4.25%)	3/9/2026	8,901	8,901	8,823
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.40% (L + 4.25%)	3/9/2026	406	406	403
Navex Topco, Inc.	Software	3.40% (L + 3.25%)	9/5/2025	18,255	18,118	17,844
Navicure, Inc.	Healthcare Services	4.75% (L + 4.00%)	10/22/2026	4,118	4,107	4,035
Netsmart Technologies, Inc.	Healthcare I.T.	6.00% (P + 2.75%)	4/19/2023	10,250	10,250	10,250
Newport Group Holdings II, Inc.	Business Services	3.72% (L + 3.50%)	9/12/2025	4,900	4,882	4,722
Orion Advisor Solutions, Inc.	Business Services	5.00% (L + 4.00%)	9/24/2027	5,250	5,198	5,219
Outcomes Group Holdings, Inc.	Healthcare Services	3.47% (L + 3.25%)	10/24/2025	3,409	3,402	3,341
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,888	4,879	4,688

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	15,312	15,262	15,197
Premise Health Holding Corp.	Healthcare Services	3.72% (L + 3.50%)	7/10/2025	13,619	13,569	13,177
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,848	9,809	8,962
Quest Software US Holdings Inc.	Software	4.51% (L + 4.25%)	5/16/2025	14,737	14,685	14,467
Ryan Specialty Group, LLC	Business Services	4.00% (L + 3.25%)	9/1/2027	3,500	3,448	3,483
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,437	2,435	2,255
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.47% (L + 4.25%)	7/30/2025	12,214	12,193	11,580
TIBCO Software Inc.	Software	3.90% (L + 3.75%)	6/30/2026	7,673	7,655	7,500
Unitek Acquisition, Inc.	Business Services	7.50% (L + 5.50% + 1.00% PIK)	8/20/2024	3,325	2,700	2,975
Unitek Acquisition, Inc.	Business Services	7.50% (L + 5.50% + 1.00% PIK)	8/20/2024	665	540	595
Wirepath LLC	Distribution & Logistics	4.22% (L + 4.00%)	8/5/2024	17,170	17,171	15,798
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	19,918	19,744	19,852
VT Topco, Inc.	Business Services	3.40% (L + 3.25%)	8/1/2025	2,802	2,802	2,676
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,716	9,710	8,501
Total Funded Investments				$545,370	$542,193	$526,581
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	369	(4)	(7)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	—
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(155)
EyeCare Partners, LLC	Healthcare Services	—	2/18/2022	2,838	—	(153)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	776	(8)	(36)
Total Unfunded Investments				$8,775	$(46)	$(351)
Total Investments				$554,145	$542,147	$526,230

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2020.
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

    Below is certain summarized financial information for SLP III as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and September 30, 2019:

Selected Balance Sheet Information:	September 30, 2020	December 31, 2019
Investments at fair value (cost of $542,147 and $480,736)	$526,230	$475,198
Cash and other assets	14,005	12,836
Receivable from unsettled securities sold	2,385	—
Total assets	$542,620	$488,034

Credit facility	$395,200	$355,400
Deferred financing costs	(2,322)	(2,385)
Payable for unsettled securities purchased	9,384	8,166
Distribution payable	4,000	3,650
Other liabilities	2,396	3,736
Total liabilities	408,658	368,567

Members' capital	$133,962	$119,467
Total liabilities and members' capital	$542,620	$488,034

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income	$6,490	$7,268	$20,826	$19,828
Other income	75	122	320	270
Total investment income	6,565	7,390	21,146	20,098

Interest and other financing expenses	2,516	3,770	9,593	10,511
Other expenses	250	166	571	469
Total expenses	2,766	3,936	10,164	10,980
Less: expenses waived and reimbursed	—	—	—	(22)
Net expenses	2,766	3,936	10,164	10,958
Net investment income	3,799	3,454	10,982	9,140

Net realized (losses) gains on investments	(82)	100	(78)	170
Net change in unrealized appreciation (depreciation) of investments	14,775	(1,800)	(10,379)	1,855
Net increase in members' capital	$18,492	$1,754	$525	$11,165
For the three and nine months ended September 30, 2020, the Company earned approximately $3,200 and $8,824, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2019, the Company earned approximately $2,680 and $7,600, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2020 and December 31, 2019, approximately $3,200 and $2,920, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
    In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. On May 21, 2020, the SEC adopted rule amendments that will impact the requirement of BDCs and registered closed-end funds to disclose the financial statements of certain of its portfolio companies or of a fund that the investment company acquires (the "Final Rules"). The Final Rules adopt a new definition of “significant subsidiary” in Rule 1-02(w)(2) that will be applicable to the Company's determination of whether separate financial statements or summary financial information in such Company’s periodic reports for any portfolio company is required, which will (a) modify the investment test and income test, and (b) eliminate the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w). The Final Rules will be effective on January 1, 2021, but, as permitted by the Final Rules, the Company elected to early adopt during the quarter ended June 30, 2020. As of September 30, 2020, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).
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
The Company's financial condition and portfolio companies may be negatively impacted by the recent outbreak of the novel strain of coronavirus ("COVID-19"). On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent to which the COVID-19 crisis will impact our financial condition and portfolio companies will depend on future developments affecting not only us, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of spread of the disease.
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

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2020:

	Total	Level I	Level II	Level III
First lien	$1,662,653	$—	$167,616	$1,495,037
Second lien	689,319	—	93,784	595,535
Subordinated	43,536	—	—	43,536
Equity and other	501,115	—	—	501,115
Total investments	$2,896,623	$—	$261,400	$2,635,223

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2019:

	Total	Level I	Level II	Level III
First lien	$1,801,615	$—	$263,192	$1,538,423
Second lien	788,868	—	369,477	419,391
Subordinated	66,774	—	20,870	45,904
Equity and other	503,023	—	—	503,023
Total investments	$3,160,280	$—	$653,539	$2,506,741

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2020:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2020	$2,702,692	$1,533,018	$665,894	$41,362	$462,418
Total gains or losses included in earnings:
Net realized gains on investments	233	220	13	—	—
Net change in unrealized appreciation	64,266	27,610	10,852	1,368	24,436
Purchases, including capitalized PIK and revolver fundings	56,439	39,901	1,471	806	14,261
Proceeds from sales and paydowns of investments	(43,020)	(31,505)	(11,515)	—	—
Transfers into Level III(1)	6,871	6,871	—	—	—
Transfers out of Level III(1)	(152,258)	(81,078)	(71,180)	—	—
Fair Value, September 30, 2020	$2,635,223	$1,495,037	$595,535	$43,536	$501,115
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$64,284	$27,628	$10,852	$1,368	$24,436

(1)As of September 30, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

    The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2019	$2,028,442	$1,198,153	$330,396	$43,585	$456,308
Total gains or losses included in earnings:
Net realized gains on investments	15	15	—	—	—
Net change in unrealized (depreciation) appreciation	(3,165)	2,540	(4,108)	950	(2,547)
Purchases, including capitalized PIK and revolver fundings	410,626	271,086	91,898	980	46,662
Proceeds from sales and paydowns of investments	(94,158)	(54,648)	(39,510)	—	—
Transfers into Level III (1)	175,725	51,662	124,063	—	—
Transfers out of Level III (1)	(135,378)	(17,181)	(118,197)	—	—
Fair Value, September 30, 2019	$2,382,107	$1,451,627	$384,542	$45,515	$500,423
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(3,317)	$2,540	$(4,260)	$950	$(2,547)

(1)As of September 30, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2020:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2019	$2,506,741	$1,538,423	$419,391	$45,904	$503,023
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(2,745)	(2,841)	13	—	83
Net change in unrealized (depreciation)	(64,446)	(27,160)	(784)	(2,983)	(33,519)
Purchases, including capitalized PIK and revolver fundings	316,464	263,378	20,943	615	31,528
Proceeds from sales and paydowns of investments	(369,887)	(318,280)	(51,607)	—	—
Transfers into Level III(1)	306,981	92,872	214,109	—	—
Transfers out of Level III(1)	(57,885)	(51,355)	(6,530)	—	—
Fair Value, September 30, 2020	$2,635,223	$1,495,037	$595,535	$43,536	$501,115
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(64,723)	$(27,061)	$(1,160)	$(2,983)	$(33,519)

(1)As of September 30, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Total gains or losses included in earnings:
Net realized gains on investments	202	81	121	—	—
Net change in unrealized appreciation (depreciation)	3,897	4,067	(202)	2,234	(2,202)
Purchases, including capitalized PIK and revolver fundings	720,433	504,983	150,272	3,194	61,984
Proceeds from sales and paydowns of investments	(174,984)	(83,747)	(91,237)	—	—
Transfers into Level III (1)	202,728	90,606	112,122	—	—
Transfers out of Level III (1)	(145,240)	(51,891)	(93,349)	—	—
Fair Value, September 30, 2019	$2,382,107	$1,451,627	$384,542	$45,515	$500,423
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$3,220	$4,069	$(881)	$2,234	$(2,202)

(1)As of September 30, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2020 and September 30, 2019. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2020 and December 31, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2020 were as follows:

				Range
Type	Fair Value as of September 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,438,801	Market & income approach	EBITDA multiple	5.0x	35.0x	14.0x
			Revenue multiple	3.5x	11.0x	5.9x
			Discount rate	4.5%	17.0%	8.3%
	43,769	Market quote	Broker quote	N/A	N/A	N/A
	12,467	Other	N/A(1)	N/A	N/A	N/A
Second lien	531,932	Market & income approach	EBITDA multiple	7.0x	34.0x	15.1x
			Discount rate	6.8%	21.7%	9.5%
	48,603	Market quote	Broker quote	N/A	N/A	N/A
	15,000	Other	N/A(1)	N/A	N/A	N/A
Subordinated	43,536	Market & income approach	EBITDA multiple	9.0x	15.0x	12.0x
			Discount rate	10.2%	35.0%	18.0%
Equity and other	500,257	Market & income approach	EBITDA multiple	6.5x	19.5x	12.6x
			Discount rate	6.0%	47.7%	12.1%
	700	Black Scholes analysis	Expected life in years	5.5	5.5	5.5
			Volatility	52.3%	52.3%	52.3%
			Discount rate	0.7%	0.7%	0.7%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,635,223

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
	$2,506,741
Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility (as defined in Note 7. Borrowings) are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of September 30, 2020, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes and the 2019A Unsecured Notes (as defined in Note 7. Borrowings) approximate fair value as of September 30, 2020 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the 2018 Convertible Notes and the 5.75% Unsecured Notes (as defined in Note 7. Borrowings) as of September 30, 2020 was $202,266 and $51,688, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of September 30, 2020 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014 (as defined in Note 7. Borrowings). The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of September 30, 2020 and September 30, 2019 was approximately $634,090 and $777,563, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2020, management fees waived were approximately $2,841 and $9,567, respectively. For the three and nine months ended September 30, 2019, management fees waived were approximately $3,141 and $8,497, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of September 30, 2020), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three and nine months ended September 30, 2020, incentive fees waived were approximately $500 and $500, respectively. For the three and nine months ended September 30, 2019, no incentive fees were waived. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.

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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Management fee	$12,877	$12,687	$39,869	$35,302
Less: management fee waiver	(2,841)	(3,141)	(9,567)	(8,497)
Total management fee	10,036	9,546	30,302	26,805
Incentive fee, excluding accrued capital gains incentive fees	$7,135	$7,792	$21,857	$21,642
Less: incentive fee waiver	(500)	—	(500)	—
Total incentive fee	6,635	7,792	21,357	21,642
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of September 30, 2020 and September 30, 2019, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2020, approximately $613 and $2,005, respectively, of indirect administrative expenses were included in administrative expenses of which $589 and $924, respectively, were waived by the Administrator. For the three and nine months ended September 30, 2019, approximately $599 and $1,993, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $335, respectively, were waived by the Administrator. As of September 30, 2020 and December 31, 2019, approximately $426 and $602, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2020, the reimbursement to the Administrator represented approximately 0.00% and 0.04%, respectively, of the Company's gross assets. For the three and nine months ended September 30, 2019, the reimbursement to the Administrator represented approximately 0.02% and 0.05%, respectively, of the Company's gross assets.
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

Note 7. Borrowings
As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2020, the Company’s asset coverage ratio was 178.7%.
Holdings Credit Facility—On December 18, 2014, the Company entered into the Second Amended and Restated Loan and Security Agreement among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on September 30, 2020, the maturity date of the Holdings Credit Facility is September 30, 2023, and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.
As of September 30, 2020, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $745,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
    As of the most recent amendment on September 30, 2020, the Holdings Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment to the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Previously the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amendment to the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Fourth Amendment to the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$2,704	$6,528	$11,333	$19,218
Non-usage fee	$395	$163	$937	$449
Amortization of financing costs	$334	$722	$992	$2,103
Weighted average interest rate	2.2%	4.2%	2.7%	4.4%
Effective interest rate	2.8%	4.8%	3.2%	5.0%
Average debt outstanding	$488,815	$612,851	$551,059	$581,881
As of September 30, 2020 and December 31, 2019, the outstanding balance on the Holdings Credit Facility was $459,163 and $661,563, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of September 30, 2020, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$899	$1,499	$3,960	$3,677
Non-usage fee	$55	$13	$96	$103
Amortization of financing costs	$35	$31	$103	$250
Weighted average interest rate	2.7%	4.8%	3.4%	4.9%
Effective interest rate	3.0%	4.9%	3.6%	5.4%
Average debt outstanding	$131,804	$123,777	$154,974	$99,405
As of September 30, 2020 and December 31, 2019, the outstanding balance on the NMFC Credit Facility was $150,500 and $188,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of September 30, 2020, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three and nine months ended September 30, 2020, amortization of financing costs were $2 and $5, respectively.
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
    As of September 30, 2020, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
    The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to June 28, 2019, the "Applicable Margin" was equal to 2.85% during the Revolving Period and then increases by 0.20% during an Event of Default. Effective June 28, 2019, the Applicable Margin is equal to 2.60% during the Revolving Period and then increases by 0.20% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. The Company is also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the Loan Financing and Servicing Agreement) and a facility agent fee of 0.25% per annum on the total facility amount.The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense(1)	$1,722	$1,730	$6,659	$3,177
Non-usage fee(1)	$80	$62	$177	$183
Amortization of financing costs	$161	$100	$480	$256
Weighted average interest rate	3.2%	5.1%	3.8%	5.3%
Effective interest rate	3.6%	5.6%	4.2%	6.0%
Average debt outstanding	$216,761	$133,913	$233,401	$80,095

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
    As of September 30, 2020 and December 31, 2019, the outstanding balance on the DB Credit Facility was $242,000 and $230,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
    NMNLC Credit Facility—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, among NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by the Company and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.
    The NMNLC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement).
For the three and nine months ended September 30, 2020, interest expense, non-usage fees and amortization of financing costs were $0 and $0, $10 and $33 and $0 and $11, respectively. For the three and nine months ended September 30, 2019, interest expense, non-usage fees and amortization of financing costs were $1 and $1, $11 and $34 and $28 and $84, respectively. The NMNLC Credit Facility matured on September 23, 2020. As of December 31, 2019, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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
The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes as of September 30, 2020.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at September 30, 2020	10.0%
Conversion rate at September 30, 2020(1)(2)	65.8762
Conversion price at September 30, 2020(2)(3)	$15.18
Last conversion price calculation date	August 20, 2020

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at September 30, 2020 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$2,893	$2,893	$8,679	$10,066
Amortization of financing costs	$100	$99	$297	$696
Amortization of premium	$(26)	$(26)	$(77)	$(83)
Weighted average interest rate	5.8%	5.7%	5.8%	5.5%
Effective interest rate	5.9%	5.8%	5.9%	5.8%
Average debt outstanding	$201,250	$201,250	$201,250	$245,481
As of September 30, 2020 and December 31, 2019, the outstanding balance on the Convertible Notes was $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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
The 5.75% Unsecured Notes bear interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, which commenced on January 1, 2019. The 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier redeemed. The 5.75% Unsecured Notes were listed on the NYSE and traded under the trading symbol “NMFX” until September 13, 2020. On September 14, 2020, the 5.75% Unsecured Notes began trading on the NASDAQ under the ticker symbol "NMFCL".
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Interest expense	$5,960	$5,959	$17,879	$15,763
Amortization of financing costs	$320	$320	$955	$886
Weighted average interest rate	5.3%	5.2%	5.3%	5.2%
Effective interest rate	5.5%	5.5%	5.5%	5.5%
Average debt outstanding	$453,250	$453,250	$453,250	$402,041

(1)For the nine months ended September 30, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to September 30, 2019.
As of September 30, 2020 and December 31, 2019, the outstanding balance on the Unsecured Notes was $453,250 and $453,250, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of September 30, 2020 and December 31, 2019, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of September 30, 2020 and December 31, 2019, SBIC II had regulatory capital of $75,000 and $64,500, respectively, and $150,000 and $75,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2020.

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37,500	2.517%	0.355%
September 23, 2015	September 1, 2025	37,500	2.829%	0.355%
September 23, 2015	September 1, 2025	28,795	2.829%	0.742%
March 23, 2016	March 1, 2026	13,950	2.507%	0.742%
September 21, 2016	September 1, 2026	4,000	2.051%	0.742%
September 20, 2017	September 1, 2027	13,000	2.518%	0.742%
March 21, 2018	March 1, 2028	15,255	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15,000	3.548%	0.222%
September 25, 2019	September 1, 2029	19,000	2.283%	0.222%
March 25, 2020	March 1, 2030	41,000	2.078%	0.222%
March 25, 2020	March 1, 2030	24,000	2.078%	0.275%
September 23, 2020	September 1, 2030	51,000	1.034%	0.275%
Total SBA-guaranteed debentures		$300,000

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$2,080	$1,455	$5,963	$4,159
Amortization of financing costs	$253	$149	$706	$423
Weighted average interest rate	2.8%	3.3%	2.8%	3.3%
Effective interest rate	3.1%	3.6%	3.2%	3.6%
Average debt outstanding	$300,000	$176,565	$281,102	$168,897
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2020 and December 31, 2019, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2020, the Company had unfunded commitments on revolving credit facilities of $64,512, no outstanding bridge financing commitments and other future funding commitments of $29,315. As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities of $66,061, no outstanding bridge financing commitments and other future funding commitments of $137,781. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver as of September 30, 2020 and revolver borrowings available under the Holdings Credit Facility, the DB Credit Facility and the NMNLC Credit Facility as of December 31, 2019. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2020 and December 31, 2019, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $34,248, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the nine months ended September 30, 2020 and subsequent to September 30, 2020, COVID-19 has had a significant impact on the U.S. economy and the Company. The Company has experienced a significant reduction in its net asset value as of September 30, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets.
The extent of the continued impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies continue to be adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on the its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the nine months ended September 30, 2020:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2019	96,827,342	$968	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468	$—	$1,283,468
Distributions declared	—	—	—	(32,921)	—	—	(32,921)	—	(32,921)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	11,315	11,315
Net increase (decrease) in net assets resulting from operations	—	—	—	31,305	114	(203,776)	(172,357)	(65)	(172,422)
Net assets at March 31, 2020	96,827,342	$968	$1,287,853	$89,717	$(85,334)	$(215,014)	$1,078,190	$11,250	$1,089,440
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(258)	(29,306)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,327	(3,756)	52,910	76,481	251	76,732
Net assets at June 30, 2020	96,827,342	$968	$1,287,853	$87,996	$(89,090)	$(162,104)	$1,125,623	$11,243	$1,136,866
Distributions declared	—	—	—	(29,049)	—	—	(29,049)	(245)	(29,294)
Net increase (decrease) in net assets resulting from operations	—	—	—	28,779	47	59,364	88,190	1,398	89,588
Net assets at September 30, 2020	96,827,342	$968	$1,287,853	$87,726	$(89,043)	$(102,740)	$1,184,764	$12,396	$1,197,160

The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the nine months ended September 30, 2019:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total
	Shares	Par Amount	Excess of Par	Income	(Losses) Gains	(Depreciation)	Net Assets
Net assets at December 31, 2018	76,106,372	$761	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269
Issuances of common stock	4,413,058	44	60,617	—	—	—	60,661
Deferred offering costs	—	—	(229)	—	—	—	(229)
Distributions declared	—	—	—	(27,342)	—	—	(27,342)
Net increase in net assets resulting from operations	—	—	—	27,450	46	16,424	43,920
Net assets at March 31, 2019	80,519,430	$805	$1,096,017	$62,083	$(86,292)	$10,666	$1,083,279
Issuances of common stock	90,872	1	1,269	—	—	—	1,270
Distributions declared	—	—	—	(27,377)	—	—	(27,377)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,948	52	(4,255)	23,745
Net assets at June 30, 2019	80,610,302	$806	$1,097,286	$62,654	$(86,240)	$6,411	$1,080,917
Issuances of common stock	6,958,393	70	94,910	—	—	—	94,980
Deferred offering costs	—	—	(315)	—	—	—	(315)
Distributions declared	—	—	—	(29,753)	—	—	(29,753)
Net increase (decrease) in net assets resulting from operations	—	—	—	31,170	355	(8,075)	23,450
Net assets at September 30, 2019	87,568,695	$876	$1,191,881	$64,071	$(85,885)	$(1,664)	$1,169,279

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase (decrease) in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Earnings (loss) per share—basic
Numerator for basic earnings (loss) per share:	$88,190	$23,450	$(7,686)	$91,115
Denominator for basic weighted average share:	96,827,342	86,987,841	96,827,342	82,020,549
Basic earnings (loss) per share:	$0.91	$0.27	$(0.08)	$1.11
Earnings (loss) per share—diluted(1)
Numerator for increase (decrease) in net assets per share	$88,190	$23,450	$(7,686)	$91,115
Adjustment for interest on Convertible Notes and incentive fees, net	2,314	2,314	6,943	8,053
Numerator for diluted earnings (loss) per share:	$90,504	$25,764	$(743)	$99,168
Denominator for basic weighted average share	96,827,342	86,987,841	96,827,342	82,020,549
Adjustment for dilutive effect of Convertible Notes	13,257,585	13,257,585	13,257,585	15,927,676
Denominator for diluted weighted average share	110,084,927	100,245,426	110,084,927	97,948,225
Diluted earnings (loss) per share:	$0.82	$0.26	$(0.08)	$1.01

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the nine months ended September 30, 2020 there was anti-dilution. For the three months ended September 30, 2020 and the three and nine months ended September 30, 2019, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2020 and September 30, 2019.

	Nine Months Ended
	September 30, 2020	September 30, 2019
Per share data(1):
Net asset value, January 1, 2020 and January 1, 2019, respectively	$13.26	$13.22
Net investment income	0.90	1.06
Net realized and unrealized (losses) gains(2)	(0.98)	0.09
Total net (decrease) increase	(0.08)	1.15
Distributions declared to stockholders from net investment income	(0.94)	(1.02)
Net asset value, September 30, 2020 and September 30, 2019, respectively	$12.24	$13.35
Per share market value, September 30, 2020 and September 30, 2019, respectively	$9.56	$13.63
Total return based on market value(3)	(22.30)%	16.60%
Total return based on net asset value(4)	(0.06)%	8.86%
Shares outstanding at end of period	96,827,342	87,568,695
Average weighted shares outstanding for the period	96,827,342	82,020,549
Average net assets for the period	$1,162,509	$1,111,191
Ratio to average net assets:
Net investment income	10.10%	10.42%
Total expenses, before waivers/reimbursements	14.78%	15.10%
Total expenses, net of waivers/reimbursements	13.52%	14.04%
Average debt outstanding—Holdings Credit Facility	$551,059	$581,881
Average debt outstanding—Unsecured Notes	453,250	402,041
Average debt outstanding—Convertible Notes	201,250	245,481
Average debt outstanding—SBA-guaranteed debentures	281,102	168,897
Average debt outstanding—NMFC Credit Facility	154,974	99,405
Average debt outstanding—DB Credit Facility	233,401	80,095
Average debt outstanding—NMNLC Credit Facility	—	39
Asset coverage ratio(5)	178.65%	171.14%
Portfolio turnover	9.12%	7.63%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the nine months ended September 30, 2020 and September 30, 2019 were $0.00 and $0.03, respectively.
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

Note 13. Recent Accounting Standards Updates
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended September 30, 2020.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
Note 14. Subsequent Events

On October 28, 2020, the Company’s board of directors declared a fourth quarter 2020 distribution of $0.30 per share payable on December 30, 2020 to holders of record as of December 16, 2020.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”) including the consolidated schedule of investments, as of September 30, 2020, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2020 and 2019, and cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 4, 2020

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
Overview
    We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through September 30, 2020, we raised approximately $893.2 million in net proceeds from additional offerings of our common stock.
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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID") and NMF YP Holdings Inc. ("NMF YP"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for U.S. federal income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
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
    Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2020, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of September 30, 2020, our net asset value was approximately $1,184.8 million and our portfolio had a fair value of approximately $2,896.6 million in 105 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 8.6% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 7.8%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
    On October 28, 2020, our board of directors declared a fourth quarter 2020 distribution of $0.30 per share payable on December 30, 2020 to holders of record as of December 16, 2020.

COVID-19 Developments

    On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy. The extent of the continued impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies continue to be adversely impacted by the effects of the COVID-19 pandemic, such impact may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.

    An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a significant reduction in our net asset value as of September 30, 2020, as compared to our net asset value as of December 31, 2019. As of September 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of September 30, 2020. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Monitoring of Portfolio Investments”.

    We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. For example, recurring COVID-19 outbreaks have led to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, business, schools, retail stores and other public venues) in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows in the future.

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
    The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,662,653	$—	$167,616	$1,495,037
Second lien	689,319	—	93,784	595,535
Subordinated	43,536	—	—	43,536
Equity and other	501,115	—	—	501,115
Total investments	$2,896,623	$—	$261,400	$2,635,223
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

Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,438,801	Market & income approach	EBITDA multiple	5.0x	35.0x	14.0x
			Revenue multiple	3.5x	11.0x	5.9x
			Discount rate	4.5%	17.0%	8.3%
	43,769	Market quote	Broker quote	N/A	N/A	N/A
	12,467	Other	N/A(1)	N/A	N/A	N/A
Second lien	531,932	Market & income approach	EBITDA multiple	7.0x	34.0x	15.1x
			Discount rate	6.8%	21.7%	9.5%
	48,603	Market quote	Broker quote	N/A	N/A	N/A
	15,000	Other	N/A(1)	N/A	N/A	N/A
Subordinated	43,536	Market & income approach	EBITDA multiple	9.0x	15.0x	12.0x
			Discount rate	10.2%	35.0%	18.0%
Equity and other	500,257	Market & income approach	EBITDA multiple	6.5x	19.5x	12.6x
			Discount rate	6.0%	47.7%	12.1%
	700	Black Scholes analysis	Expected life in years	5.5	5.5	5.5
			Volatility	52.3%	52.3%	52.3%
			Discount rate	0.7%	0.7%	0.7%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,635,223

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
    NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I is structured as a private investment fund, in which all of the investors are "qualified purchasers", as such term is defined in section 2(a)(51) of the 1940 Act. Transfer of interests in SLP I is subject to restrictions and, as a result, such interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I's re-investment period ended on August 31, 2020. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
    SLP I is capitalized with $93.0 million of capital commitments and debt from a revolving credit facility and is managed by us. Our capital commitment is $23.0 million, representing less than 25.0% ownership, with third party investors representing the remaining capital commitments. As of September 30, 2020, SLP I had total investments with an aggregate fair value of approximately $292.9 million, debt outstanding of $220.1 million and capital that had been called and funded of $93.0 million. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313.7 million, debt outstanding of $227.4 million and capital that had been called and funded of $93.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of September 30, 2020 and December 31, 2019.
    We, as an investment adviser registered under the Advisers Act, act as the collateral manager to SLP I and are entitled to receive a management fee for our investment management services provided to SLP I. As a result, SLP I is classified as our affiliate. No management fee is charged on our investment in SLP I in connection with the administrative services provided to SLP I. For the three and nine months ended September 30, 2020, we earned approximately $0.3 million and $0.8 million, respectively, in management fees related to SLP I, which is included in other income. For the three and nine months ended September 30, 2019, we earned approximately $0.3 million and $0.9 million, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2020 and December 31, 2019, approximately $0.5 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three and nine months ended September 30, 2020, we earned approximately $0.7 million and $2.1 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2019, we earned approximately $0.8 million and $2.3 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2020 and December 31, 2019, approximately $0.8 million and $0.7 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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
    SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of September 30, 2020, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of September 30, 2020 and December 31, 2019.

On April 12, 2016, SLP II entered into its revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the LIBOR plus 1.60% per annum. As of September 30, 2020 and December 31, 2019, SLP II had total investments with an aggregate fair value of approximately $286.4 million and $340.0 million, respectively, and debt outstanding under its credit facility of $204.5 million and $246.9 million, respectively. As of September 30, 2020 and December 31, 2019, none of SLP II's investments were on non-accrual. Additionally, as of September 30, 2020 and December 31, 2019, SLP II had unfunded commitments in the form of delayed draws of $0.2 million and $3.2 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
First lien investments (1)	$300,199	351,160
Weighted average interest rate on first lien investments (2)	5.11%	6.29%
Number of portfolio companies in SLP II	34	37
Largest portfolio company investment (1)	$17,322	17,456
Total of five largest portfolio company investments (1)	$78,225	78,932

(1)Reflects principal amount or par value of investments.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of September 30, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.91% (L + 3.75%)	2/27/2025	$4,625	$4,609	$4,532
ADG, LLC	Healthcare Services	6.25% (L + 2.50% + 2.75% PIK)	9/28/2023	16,412	16,335	14,876
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,962	4,920	4,815
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	90	89	90
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,368	1,363	1,368
Bleriot US Bidco Inc.	Federal Services	4.97% (L + 4.75%)	10/31/2026	1,345	1,332	1,335
Bleriot US Bidco Inc.	Federal Services	4.97% (L + 4.75%)	10/30/2026	8,605	8,528	8,546
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	3,662	3,652	3,622
CentralSquare Technologies, LLC	Software	3.90% (L + 3.75%)	8/29/2025	14,737	14,710	13,286
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,031	2,023	1,899
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,615	10,582	9,925
CommerceHub, Inc.	Software	3.65% (L + 3.50%)	5/21/2025	2,444	2,435	2,389
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	7,444	7,427	7,295
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	14,646	14,598	14,139
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,375	7,320	7,117
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,137	3,108	3,129
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,447	3,392	3,328
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,512	14,474	12,989
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,422	4,382	4,362
Institutional Shareholder Services Inc.	Business Services	4.72% (L + 4.50%)	3/5/2026	13,790	13,678	13,376
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,238	5,208	4,767
LSCS Holdings, Inc.	Healthcare Services	4.47% (L + 4.25%)	3/17/2025	1,870	1,868	1,776
LSCS Holdings, Inc.	Healthcare Services	4.47% (L + 4.25%)	3/17/2025	7,243	7,236	6,881
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,610	11,577	11,432
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,774	2,766	2,684
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,078	2,074	2,059
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	873	871	865
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,066	12,039	11,955
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,159	10,130	10,083
Premise Health Holding Corp.	Healthcare Services	3.72% (L + 3.50%)	7/10/2025	1,362	1,357	1,318
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,450	12,409	11,329
PSC Industrial Holdings Corp.	Industrial Services	4.98% (L + 3.75%)	10/11/2024	3,036	3,017	2,892
Quest Software US Holdings Inc.	Software	4.51% (L + 4.25%)	5/16/2025	14,737	14,685	14,467
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,665	12,625	12,484
Wirepath LLC	Distribution & Logistics	4.22% (L + 4.00%)	8/5/2024	14,700	14,700	13,524
WP CityMD Bidco LLC	Healthcare Services	5.54% (L + 4.50%)	8/13/2026	5,432	5,384	5,413
Wrench Group LLC	Consumer Services	4.22% (L + 4.00%)	4/30/2026	5,935	5,883	5,816
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,687	14,679	12,851
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	4,099	4,062	4,077
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	16,844	16,810	16,844
Zywave, Inc.	Software	6.00% (L + 5.00%)	11/17/2022	478	474	478
Total Funded Investments				$300,005	$298,811	$286,413
Unfunded Investments - First lien:
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$—
Total Unfunded Investments				$194	$(1)	$—
Total Investments				$300,199	$298,810	$286,413

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2020.
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

    Below is certain summarized financial information for SLP II as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and September 30, 2019:

Selected Balance Sheet Information:	September 30, 2020	December 31, 2019
	(in thousands)	(in thousands)
Investments at fair value (cost of $298,810 and $346,321, respectively)	$286,413	$339,985
Cash and other assets	8,838	8,159
Total assets	$295,251	$348,144

Credit facility	$204,470	$246,870
Deferred financing costs	(758)	(1,408)
Distribution payable	2,550	3,250
Payable for unsettled securities purchased	—	3,113
Other liabilities	1,201	2,367
Total liabilities	207,463	254,192

Members' capital	$87,788	$93,952
Total liabilities and members' capital	$295,251	$348,144

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$4,174	$6,013	$14,153	$18,581
Other income	—	31	70	89
Total investment income	4,174	6,044	14,223	18,670

Interest and other financing expenses	1,190	2,745	4,696	8,484
Other expenses	98	129	360	408
Total expenses	1,288	2,874	5,056	8,892
Less: expenses waived and reimbursed	—	—	—	(20)
Net expenses	1,288	2,874	5,056	8,872
Net investment income	2,886	3,170	9,167	9,798

Net realized gains (losses) on investments	3	116	(803)	377
Net change in unrealized appreciation (depreciation) of investments	6,988	(2,371)	(6,061)	(1,311)
Net increase in members' capital	$9,877	$915	$2,303	$8,864

    For the three and nine months ended September 30, 2020, we earned approximately $2.0 million and $6.7 million, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2019, we earned approximately $2.5 million and $8.5 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2020 and December 31, 2019, approximately $2.0 million and $2.6 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.

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
    SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2020, we and SkyKnight II have committed and contributed $120.0 million and $30.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of September 30, 2020 and December 31, 2019.
    On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $450.0 million. As of September 30, 2020 and December 31, 2019, SLP III had total investments with an aggregate fair value of approximately $526.2 million and $475.2 million, respectively, and debt outstanding under its credit facility of $395.2 million and $355.4 million, respectively. As of September 30, 2020 and December 31, 2019, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2020 and December 31, 2019, SLP III had unfunded commitments in the form of delayed draws of $8.8 million and $10.6 million, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
First lien investments (1)	$554,145	493,787
Weighted average interest rate on first lien investments (2)	4.63%	5.95%
Number of portfolio companies in SLP III	58	49
Largest portfolio company investment (1)	$23,787	23,947
Total of five largest portfolio company investments (1)	$99,403	99,906

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	3.91% (L + 3.75%)	2/27/2025	$870	$870	$852
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,963	4,920	4,815
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,917	5,858	5,605
AG Parent Holdings, LLC	Healthcare Services	5.15% (L + 5.00%)	7/31/2026	12,406	12,353	12,220
Ascensus Specialties LLC	Business Services	4.91% (L + 4.75%)	9/24/2026	9,925	9,881	9,578
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.40% (L + 4.25%)	10/9/2026	5,970	5,917	5,895
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,519	11,438	11,577
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.15% (L + 4.00%)	6/11/2026	9,098	9,021	8,916
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.15% (L + 4.00%)	6/11/2026	1,430	1,421	1,401
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,703	19,619	19,703
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,292	1,287	1,292
Bleriot US Bidco Inc.	Federal Services	4.97% (L + 4.75%)	10/31/2026	4,303	4,264	4,273
Bleriot US Bidco Inc.	Federal Services	4.97% (L + 4.75%)	10/31/2026	672	666	668
Bluefin Holding, LLC	Software	4.15% (L + 4.00%)	9/4/2026	9,925	9,795	9,925
Bracket Intermediate Holding Corp.	Healthcare Services	4.55% (L + 4.25%)	9/5/2025	14,700	14,645	14,443
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	11,246	11,217	11,123
CentralSquare Technologies, LLC	Software	3.90% (L + 3.75%)	8/29/2025	14,738	14,710	13,286
Certara Holdco, Inc.	Healthcare I.T.	3.72% (L + 3.50%)	8/15/2024	1,249	1,252	1,236
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	980	980	916
CommerceHub, Inc.	Software	3.65% (L + 3.50%)	5/21/2025	14,663	14,611	14,333
Covenant Surgical Partners, Inc.	Healthcare Services	4.16% (L + 4.00%)	7/1/2026	9,900	9,816	9,133
CRCI Longhorn Holdings, Inc.	Business Services	3.64% (L + 3.50%)	8/8/2025	14,700	14,646	14,228
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	9,925	9,902	9,727
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,673	14,647	13,921
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	18,624	18,555	17,980
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,375	7,320	7,117
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,921	3,885	3,912
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	12,101	12,087	11,448
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,448	3,392	3,328
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,557	14,565	13,029
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	18,588	18,522	17,199
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	18,486	18,311	18,232
Idera, Inc.	Software	5.00% (L + 4.00%)	6/28/2024	5,529	5,509	5,467
Institutional Shareholder Services Inc.	Business Services	4.72% (L + 4.50%)	3/5/2026	985	977	955
Kestra Advisor Services Holdings A, Inc.	Business Services	4.40% (L + 4.25%)	6/3/2026	9,405	9,338	9,240
LSCS Holdings, Inc.	Healthcare Services	4.47% (L + 4.25%)	3/17/2025	2,634	2,618	2,502
LSCS Holdings, Inc.	Healthcare Services	4.47% (L + 4.25%)	3/17/2025	680	676	646
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	4,741	4,737	4,668
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	10,298	10,214	9,818
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	1,807	1,792	1,723
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,514	4,502	4,472
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	873	871	865
National Intergovernmental Purchasing Alliance Company	Business Services	3.97% (L + 3.75%)	5/23/2025	8,724	8,720	8,571
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.40% (L + 4.25%)	3/9/2026	8,901	8,901	8,823
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.40% (L + 4.25%)	3/9/2026	406	406	403
Navex Topco, Inc.	Software	3.40% (L + 3.25%)	9/5/2025	18,255	18,118	17,844
Navicure, Inc.	Healthcare Services	4.75% (L + 4.00%)	10/22/2026	4,118	4,107	4,035
Netsmart Technologies, Inc.	Healthcare I.T.	6.00% (P + 2.75%)	4/19/2023	10,250	10,250	10,250
Newport Group Holdings II, Inc.	Business Services	3.72% (L + 3.50%)	9/12/2025	4,900	4,882	4,722
Orion Advisor Solutions, Inc.	Business Services	5.00% (L + 4.00%)	9/24/2027	5,250	5,198	5,219
Outcomes Group Holdings, Inc.	Healthcare Services	3.47% (L + 3.25%)	10/24/2025	3,409	3,402	3,341

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,888	4,879	4,688
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	15,312	15,262	15,197
Premise Health Holding Corp.	Healthcare Services	3.72% (L + 3.50%)	7/10/2025	13,619	13,569	13,177
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,848	9,809	8,962
Quest Software US Holdings Inc.	Software	4.51% (L + 4.25%)	5/16/2025	14,737	14,685	14,467
Ryan Specialty Group, LLC	Business Services	4.00% (L + 3.25%)	9/1/2027	3,500	3,448	3,483
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,437	2,435	2,255
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.47% (L + 4.25%)	7/30/2025	12,214	12,193	11,580
TIBCO Software Inc.	Software	3.90% (L + 3.75%)	6/30/2026	7,673	7,655	7,500
Unitek Acquisition, Inc.	Business Services	7.50% (L + 5.50% + 1.00% PIK)	8/20/2024	3,325	2,700	2,975
Unitek Acquisition, Inc.	Business Services	7.50% (L + 5.50% + 1.00% PIK)	8/20/2024	665	540	595
Wirepath LLC	Distribution & Logistics	4.22% (L + 4.00%)	8/5/2024	17,170	17,171	15,798
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	19,918	19,744	19,852
VT Topco, Inc.	Business Services	3.40% (L + 3.25%)	8/1/2025	2,802	2,802	2,676
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,716	9,710	8,501
Total Funded Investments				$545,370	$542,193	$526,581
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$369	$(4)	(7)
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	—
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(155)
EyeCare Partners, LLC	Healthcare Services	—	2/18/2022	2,838	—	(153)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	776	(8)	(36)
Total Unfunded Investments				$8,775	$(46)	$(351)
Total Investments				$554,145	$542,147	$526,230

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2020.
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

    Below is certain summarized financial information for SLP III as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and September 30, 2019:

Selected Balance Sheet Information:	September 30, 2020	December 31, 2019
	(in thousands)	(in thousands)
Investments at fair value (cost of $542,147 and $480,736)	$526,230	$475,198
Cash and other assets	14,005	12,836
Receivable from unsettled securities sold	2,385	—
Total assets	$542,620	$488,034

Credit facility	$395,200	$355,400
Deferred financing costs	(2,322)	(2,385)
Payable for unsettled securities purchased	9,384	8,166
Distribution payable	4,000	3,650
Other liabilities	2,396	3,736
Total liabilities	408,658	368,567

Members' capital	$133,962	$119,467
Total liabilities and members' capital	$542,620	$488,034

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$6,490	$7,268	$20,826	$19,828
Other income	75	122	320	270
Total investment income	6,565	7,390	21,146	20,098

Interest and other financing expenses	2,516	3,770	9,593	10,511
Other expenses	250	166	571	469
Total expenses	2,766	3,936	10,164	10,980
Less: expenses waived and reimbursed	—	—	—	(22)
Net expenses	2,766	3,936	10,164	10,958
Net investment income	3,799	3,454	10,982	9,140

Net realized (losses) gains on investments	(82)	100	(78)	170
Net change in unrealized appreciation (depreciation) of investments	14,775	(1,800)	(10,379)	1,855
Net increase in members' capital	$18,492	$1,754	$525	$11,165

    For the three and nine months ended September 30, 2020, we earned approximately $3.2 million and $8.8 million of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2019, we earned approximately $2.7 million and $7.6 million of dividend income related to SLP III, which is included in dividend income. As of September 30, 2020 and December 31, 2019, approximately $3.2 million and $2.9 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2020.
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

Below is certain summarized property information for NMNLC as of September 30, 2020:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2020
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$50,085
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	26,464
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	12,677
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	11,100
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	6,980
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	6,886
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	6,175
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,784
NM KRLN LLC	None	N/A	MD	95	940
					$125,091
Collateralized agreements or repurchase financings
    We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2020 and December 31, 2019, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $21.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
    On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of September 30, 2020 and December 31, 2019, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $10.4 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
    Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
    Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2020, we recognized PIK and non-cash interest from investments of approximately $5.0 million and $11.7 million, respectively, and PIK and non-cash dividends from investments of approximately $3.8 million and $9.2 million, respectively. For the three and nine months ended September 30, 2019, we recognized PIK and non-cash interest from investments of approximately $3.8 million and $9.9 million, respectively, and PIK and non-cash dividends from investments of approximately $4.8 million and $13.6 million, respectively.
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

    The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of September 30, 2020:

(in millions)	As of September 30, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$212.1	7.1%	$213.0	7.3%
Investment Rating 2	2,425.3	80.6%	2,444.5	83.8%
Investment Rating 3	216.5	7.2%	174.4	6.0%
Investment Rating 4	154.4	5.1%	86.1	2.9%
	$3,008.3	100.0%	$2,918.1	100.0%
    As of September 30, 2020, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of eight portfolio companies that had an Investment Rating of 3 and six portfolio companies that had an Investment Rating of 4.
During the second quarter of 2020, we placed a portion of our first lien positions in Benevis Holding Corp. on non-accrual status with an investment rating of 4 due to its ongoing restructuring, which included the filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas on August 3, 2020. As of September 30, 2020, our investment in Benevis Holding Corp., which was placed on non-accrual status, had an aggregate cost basis of $42.8 million, an aggregate fair value of $39.3 million and total unearned interest income of $0.8 million and $1.6 million for the three and nine months then ended.
    During the second quarter of 2020, our subordinated position in Permian Holdco 3, Inc. was placed on non-accrual status and had an investment rating of 4. Our subordinated positions in Permian Holdco 2, Inc. and preferred shares in Permian Holdco 1, Inc. remain on non-accrual status with an investment rating of 4 due to its ongoing restructuring, which included the filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware on July 19, 2020. As of September 30, 2020, our common shares in Permian Holdco 1, Inc. and first lien position in Permian Holdco 3, Inc. had an investment rating of 4. As of September 30, 2020, our investments in Permian Holdco 1, Inc., Permian Holdco 2, Inc. and Permian Holdco 3, Inc., on non-accrual had an aggregate cost basis of $10.9 million and an aggregate fair value of $0.0 million. As of September 30, 2020, our investments in Permian Holdco 1, Inc., Permian Holdco 2, Inc. and Permian Holdco 3, Inc. with an investment rating of 4 had an aggregate cost basis of $23.1 million and an aggregate fair value of $10.5 million. During the three months ended March 31, 2020, we reversed $3.4 million of previously recorded PIK dividends related to our investment in Permian Holdco 1, Inc. as we believe these PIK dividends will ultimately not be collectible. During the three months ended June 30, 2020, we reversed $2.0 million of previously recorded PIK interest related to our investments in Permian Holdco 2, Inc. as we believe this PIK interest will ultimately not be collectible.

    During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. on non-accrual status and the investment had a rating of 4. As of September 30, 2020, our investment had an aggregate cost basis of $34.4 million, an aggregate fair value of $3.6 million and total unearned dividend income $1.3 million and $2.6 million of for the three and nine months then ended.
    During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") had an investment rating of 4. As of September 30, 2020, our investment in EDMC, with an Investment Rating of 4, had an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million and $0.0 million for the three and nine months ended.
    Since March 31, 2020, our investment in NM KRLN LLC had an investment rating of 4. As of September 30, 2020, NM KRLN LLC had an aggregate cost basis of $8.2 million and an aggregate fair value of $0.9 million.
    Since December 31, 2019, our subordinated position in PPVA Black Elk (Equity) LLC had an investment rating of 4. As of September 30, 2020, our investment in this security had an aggregate cost basis of $14.5 million and an aggregate fair value of $10.4 million.
    During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual and the investment had an Investment Rating of 4. As of September 30, 2020, our investment in this security had an aggregate cost basis of $30.0 million and an aggregate fair value of $21.4 million.
    In response to the continuing impact of the outbreak of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of COVID-19. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand

COVID-19’s impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a “Risk Rating” of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact, due to the COVID-19 pandemic, and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Rating of our portfolio companies as of September 30, 2020:

(in millions)	As of September 30, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$96.6	3.2%	$66.4	2.3%
Orange	250.9	8.4%	183.7	6.3%
Yellow	238.8	7.9%	214.2	7.3%
Green	2,422.0	80.5%	2,453.7	84.1%
	$3,008.3	100.0%	$2,918.0	100.0%
Portfolio and Investment Activity
    The fair value of our investments was approximately $2,896.6 million in 105 portfolio companies at September 30, 2020 and approximately $3,160.3 million in 114 portfolio companies at December 31, 2019.
    The following table shows our portfolio and investment activity for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019
New investments in 25 and 52 portfolio companies, respectively	$272.8	$827.6
Debt repayments in existing portfolio companies	277.2	141.6
Sales of securities in 16 and 7 portfolio companies, respectively	214.5	66.2
Change in unrealized appreciation on 41 and 46 portfolio companies, respectively	21.8	41.7
Change in unrealized depreciation on 75 and 66 portfolio companies, respectively	(113.0)	(36.4)
Recent Accounting Standards Updates
    See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2020 and September 30, 2019
Revenue

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Total interest income	$49,654	$55,220
Total dividend income	12,644	13,270
Other income	3,223	4,104
Total investment income	$65,521	$72,594
    Our total investment income decreased by approximately $7.1 million, or (10)%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, total investment income of approximately $65.5 million consisted of approximately $43.0 million in cash interest from investments, approximately $5.0 million in PIK and non-cash interest from investments, approximately $0.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.4 million, approximately $8.8 million in cash dividends from investments, approximately $3.8 million in PIK and non-cash dividends from investments and approximately $3.2 million in other income. Our interest income decreased by approximately $5.6 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 which was primarily attributable to lower LIBOR rates on invested balances in 2020. Our dividend income for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 remained relatively flat. Other income during the three months ended September 30, 2020, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 9 different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Management fee	$12,877	$12,687
Less: management fee waiver	(2,841)	(3,141)
Total management fee	10,036	9,546
Incentive fee	7,135	7,792
Less: incentive fee waiver	(500)	—
Total incentive fee	6,635	7,792
Interest and other financing expenses	18,077	21,830
Administrative expenses	1,024	930
Professional fees	731	834
Other general and administrative expenses	442	492
Total expenses	36,945	41,424
Less: expenses waived and reimbursed	(589)	—
Net expenses before income taxes	36,356	41,424
Income tax expense	123	—
Net expenses after income taxes	$36,479	$41,424
    Our total net operating expenses decreased by approximately $4.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Our management fee increased by approximately $0.5 million, net of a management fee waiver, and our incentive fee decreased by approximately $1.2 million, net of an incentive fee waiver, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase in management fees was attributable to larger invested balances while the incentive fee decreased due to lower investment income driven by decreasing LIBOR rates in 2020 and an incentive fee waiver by the Investment Adviser.
    Interest and other financing expenses decreased by approximately $3.8 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to lower rates on our floating rate borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 decreased by approximately $0.6 million, which was primarily attributable to the Administrator's waiver of indirect administrative expenses during the quarter ended September 30, 2020.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Net realized gains on investments	$47	$355
Net change in unrealized appreciation (depreciation) of investments	60,242	(7,024)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	—	(1,332)
Benefit for taxes	257	281
Net realized and unrealized gains (losses)	$60,546	$(7,720)
    Our net realized and unrealized gains resulted in a net gain of approximately $60.5 million for the three months ended September 30, 2020 compared to net realized gains and unrealized losses resulting in a net loss of approximately $7.7 million for the same period in 2019. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended September 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. The provision for income taxes was attributable to equity investments that are held as of September 30, 2020 in three of our corporate subsidiaries. The net loss for the three months ended September 30, 2019 was primarily driven by the overall decrease in market prices of our investments during the period.
Results of Operations for the Nine Months Ended September 30, 2020 and September 30, 2019
Revenue

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Total interest income	$162,653	$154,779
Total dividend income	35,353	39,338
Other income	7,566	9,133
Total investment income	$205,572	$203,250
    Our total investment income increased by approximately $2.3 million, or 1%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, total investment income of approximately $205.6 million consisted of approximately $141.8 million in cash interest from investments, approximately $11.7 million in PIK and non-cash interest from investments, approximately $1.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $7.9 million, approximately $26.2 million in cash dividends from investments, approximately $9.2 million in PIK and non-cash dividends from investments and approximately $7.5 million in other income. The increase in interest income of approximately $7.9 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to increased interest income which is attributable to larger invested balances. Our larger invested balances were driven by higher drawn balances on our SBA-guaranteed debentures and revolving credit facilities and proceeds from the July 2019 and October 2019 public offerings of our common stock, all of which contributed to the origination of new investments. The decrease in dividend income for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to the reversal of approximately $3.4 million of previously recorded PIK dividends related to our preferred shares in Permian Holdco 1, Inc., which was deemed to no longer be collectible. Other income during the nine months ended September 30, 2020, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 21 different portfolio companies and management fees from a non-controlled affiliated portfolio company.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Management fee	$39,869	$35,302
Less: management fee waiver	(9,567)	(8,497)
Total management fee	30,302	26,805
Incentive fee	21,857	21,642
Less: incentive fee waiver	(500)	—
Total incentive fee	21,357	21,642
Interest and other financing expenses	59,500	61,695
Administrative expenses	3,303	3,074
Professional fees	2,605	2,486
Other general and administrative expenses	1,383	1,302
Total expenses	118,450	117,004
Less: expenses waived and reimbursed	(924)	(335)
Net expenses before income taxes	117,526	116,669
Income tax expense	116	13
Net expenses after income taxes	$117,642	$116,682
    Our total net operating expenses increased by approximately $1.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Our management fee increased by approximately $3.5 million, net of a management fee waiver, and our incentive fee decreased by approximately $0.3 million, net of an incentive fee waiver, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase in management fees was attributable to larger invested balances, driven by our use of leverage from our revolving credit facilities and SBA-guaranteed debentures and proceeds from our July 2019 and October 2019 public offerings of our common stock used to originate new investments.
    Interest and other financing expenses decreased by approximately $2.2 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to lower LIBOR rates on our floating rate borrowings. Our total professional fees, administrative expenses and total other general and administrative expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Net realized (losses) gains on investments	$(3,595)	$453
Net change in unrealized (depreciation) appreciation of investments	(91,215)	5,305
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	—	(1,332)
Benefit for taxes	778	121
Net realized and unrealized (losses) gains	$(94,032)	$4,547
    Our net realized and unrealized losses resulted in a net loss of approximately $94.0 million for the nine months ended September 30, 2020 compared to net realized and unrealized gains resulting in a net gain of approximately $4.5 million for the same period in 2019. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic. The provision for income taxes was attributable to equity investments that are held as of September 30, 2020 in three of our corporate subsidiaries. The net gain for the nine months ended September 30, 2019 was primarily driven by the overall increase in market prices of our investments during the period.

Liquidity and Capital Resources
    The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
    Since our IPO, and through September 30, 2020, we raised approximately $893.2 million in net proceeds from additional offerings of common stock.
    Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2020, our asset coverage ratio was 178.7% as compared to 177.7% as of June 30, 2020.
    At September 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $68.7 million and $48.6 million, respectively. Our cash provided by (used in) operating activities during the nine months ended September 30, 2020 and September 30, 2019 was approximately $269.6 million and $(473.6) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Borrowings
    Holdings Credit Facility—On December 18, 2014, we entered into the Second Amended and Restated Loan and Security Agreement among us, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on September 30, 2020, the maturity date of the Holdings Credit Facility is September 30, 2023, and the maximum facility amount is the lesser of $800.0 million and the actual commitments of the lenders to make advances as of such date.
    As of September 30, 2020, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $745.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
    As of the most recent amendment on September 30, 2020, the Holdings Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment to the Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Previously the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amended and Restated Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Fourth Amendment to the Loan and Security Agreement).

    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$2.7	$6.5	$11.3	$19.2
Non-usage fee	$0.4	$0.1	$0.9	$0.4
Amortization of financing costs	$0.3	$0.7	$1.0	$2.1
Weighted average interest rate	2.2%	4.2%	2.7%	4.4%
Effective interest rate	2.8%	4.8%	3.2%	5.0%
Average debt outstanding	$488.8	$612.9	$551.1	$581.9
As of September 30, 2020 and December 31, 2019, the outstanding balance on the Holdings Credit Facility was $459.2 million and $661.6 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
    As of September 30, 2020, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
    The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2020		September 30, 2019		September 30, 2020	September 30, 2019
Interest expense	$0.9		$1.5		$4.0	$3.7
Non-usage fee	$0.1		$—	(1)	$0.1	$0.1
Amortization of financing costs	$—	(2)	$0.1		$0.1	$0.3
Weighted average interest rate	2.7%		4.8%		3.4%	4.9%
Effective interest rate	3.0%		4.9%		3.6%	5.4%
Average debt outstanding	$131.8		$123.8		$155.0	$99.4

(1)For the three months ended September 30, 2019, the total non-usage fees were less than $50.0 thousand.
(2)For the three months ended September 30, 2020, the total amortization of financing costs were less than $50.0 thousand.
    As of September 30, 2020 and December 31, 2019, the outstanding balance on the NMFC Credit Facility was $150.5 million and $188.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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
    As of September 30, 2020, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense(1)	$1.8	$1.8	$6.7	$3.2
Non-usage fee(1)	$0.1	$0.1	$0.2	$0.2
Amortization of financing costs	$0.2	$0.1	$0.5	$0.3
Weighted average interest rate	3.2%	5.1%	3.8%	5.3%
Effective interest rate	3.6%	5.6%	4.2%	6.0%
Average debt outstanding	$216.8	$133.9	$233.4	$80.1

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
    As of September 30, 2020 and December 31, 2019, the outstanding balance on the DB Credit Facility was $242.0 million and $230.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
    Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, by and between us, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of September 30, 2020, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three and nine months ended September 30, 2020, amortization of financing costs were each less than $50.0 thousand, respectively.
    NMNLC Credit Facility—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, among NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by us and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.
    The NMNLC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement).
    For the three and nine months ended September 30, 2020, interest expense, non-usage fees and amortization of financing costs were each less than $50.0 thousand. For the three months ended September 30, 2019, interest expense, non-usage fees and amortization of financing costs were each less than $50.0 thousand. For the nine months ended September 30, 2019, interest expense and non-usage fees were each less than $50.0 thousand and amortization of financing costs was $0.1 million. The NMNLC Credit Facility matured on September 23, 2020. As of December 31, 2019, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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

    The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes as of September 30, 2020.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at September 30, 2020	10.0%
Conversion rate at September 30, 2020(1)(2)	65.8762
Conversion price at September 30, 2020(2)(3)	$15.18
Last conversion price calculation date	August 20, 2020

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at September 30, 2020 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
    The 2018 Convertible Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the 2018 Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. As reflected in Item 1. - Financial Statements - Note 11. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
    The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2020		September 30, 2019		September 30, 2020	September 30, 2019
Interest expense	$2.9		$2.9		$8.7	$10.1
Amortization of financing costs	$0.1		$0.1		$0.3	$0.7
Amortization of premium	$—	(1)	$—	(1)	$(0.1)	$(0.1)
Weighted average interest rate	5.8%		5.7%		5.8%	5.5%
Effective interest rate	5.9%		5.8%		5.9%	5.8%
Average debt outstanding	$201.3		$201.3		$201.3	$245.5

(1)For the three months ended September 30, 2020 and September 30, 2019, the amortization of premium was less than $50.0 thousand.
    As of September 30, 2020 and December 31, 2019, the outstanding balance on the Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.

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
    The 5.75% Unsecured Notes bear interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier redeemed. The 5.75% Unsecured Notes were listed on the New York Stock Exchange and traded under the trading symbol “NMFX” until September 13, 2020. On September 14, 2020, the 5.75% Unsecured Notes began trading on the Nasdaq Global Select Market LLC under the ticker symbol "NMFCL".
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
    The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Interest expense	$6.0	$6.0	$17.9	$15.8
Amortization of financing costs	$0.4	$0.3	$1.0	$0.9
Weighted average interest rate	5.3%	5.2%	5.3%	5.2%
Effective interest rate	5.5%	5.5%	5.5%	5.5%
Average debt outstanding	$453.3	$453.3	$453.3	$402.0

(1)For the nine months ended September 30, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to September 30, 2019.
    As of September 30, 2020 and December 31, 2019, the outstanding balance on the Unsecured Notes was $453.3 million and $453.3 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

    As of September 30, 2020 and December 31, 2019, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of September 30, 2020 and December 31, 2019, SBIC II had regulatory capital of $75.0 million and $64.5 million, respectively, and $150.0 million and $75.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures. The following table summarizes our SBA-guaranteed debentures as of September 30, 2020.

(in millions)
Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
Fixed SBA-guaranteed debentures(1):
March 25, 2015	March 1, 2025	$37.5	2.517%	0.355%
September 23, 2015	September 1, 2025	37.5	2.829%	0.355%
September 23, 2015	September 1, 2025	28.8	2.829%	0.742%
March 23, 2016	March 1, 2026	13.9	2.507%	0.742%
September 21, 2016	September 1, 2026	4.0	2.051%	0.742%
September 20, 2017	September 1, 2027	13.0	2.518%	0.742%
March 21, 2018	March 1, 2028	15.3	3.187%	0.742%
Fixed SBA-guaranteed debentures(2):
September 19, 2018	September 1, 2028	15.0	3.548%	0.222%
September 25, 2019	September 1, 2029	19.0	2.283%	0.222%
March 25, 2020	March 1, 2030	41.0	2.078%	0.222%
March 25, 2020	March 1, 2030	24.0	2.078%	0.275%
September 23, 2020	September 1, 2030	51.0	1.034%	0.275%
Total SBA-guaranteed debentures		$300.0

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
    The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$2.1	$1.5	$6.0	$4.2
Amortization of financing costs	$0.2	$0.1	$0.7	$0.4
Weighted average interest rate	2.8%	3.3%	2.8%	3.3%
Effective interest rate	3.1%	3.6%	3.2%	3.6%
Average debt outstanding	$300.0	$176.6	$281.1	$168.9
    The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2020 and December 31, 2019, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2020 and December 31, 2019, we had outstanding commitments to third parties to fund investments totaling $93.8 million and $203.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2020 and December 31, 2019, we had commitment letters to purchase investments in an aggregate par amount of $0 and $34.2 million, respectively. As of September 30, 2020 and December 31, 2019, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
    A summary of our significant contractual payment obligations as of September 30, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$459.2	$—	$459.2	$—	$—
Unsecured Notes(2)	453.3	90.0	195.0	168.3	—
SBA-guaranteed debentures(3)	300.0	—	—	103.8	196.2
DB Credit Facility(4)	242.0	—	—	242.0	—
Convertible Notes(5)	201.2	—	201.2	—	—
NMFC Credit Facility(6)	150.5	—	150.5	—	—
Total Contractual Obligations	$1,806.2	$90.0	$1,005.9	$514.1	$196.2

(1)Under the terms of the $745.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($459.2 million as of September 30, 2020) must be repaid on or before September 30, 2023. As of September 30, 2020, there was approximately $285.8 million of possible capacity remaining under the Holdings Credit Facility.
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
(4)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($242.0 million as of September 30, 2020) must be repaid on or before December 14, 2023. As of September 30, 2020, there was approximately $38.0 million of possible capacity remaining under the DB Credit Facility.
(5)The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(6)Under the terms of the $188.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($150.5 million as of September 30, 2020) must be repaid on or before June 4, 2022. As of September 30, 2020, there was approximately $38.0 million of available capacity remaining under the NMFC Credit Facility.

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
Distributions and Dividends
    Distributions declared and paid to stockholders for the nine months ended September 30, 2020 totaled approximately $91.0 million.
    The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2020
Third Quarter	July 29, 2020	September 16, 2020	September 30, 2020	$0.30
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
				$0.94
December 31, 2019
Fourth Quarter	November 4, 2019	December 13, 2019	December 27, 2019	$0.34
Third Quarter	August 1, 2019	September 13, 2019	September 27, 2019	0.34
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
				$1.36
December 31, 2018
Fourth Quarter	November 1, 2018	December 14, 2018	December 28, 2018	$0.34
Third Quarter	August 1, 2018	September 14, 2018	September 28, 2018	0.34
Second Quarter	May 2, 2018	June 15, 2018	June 29, 2018	0.34
First Quarter	February 21, 2018	March 15, 2018	March 29, 2018	0.34
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2020 approximately $0.6 million and $2.0 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.6 million and $0.9 million, respectively, were waived by the Administrator. As of September 30, 2020, approximately $0.4 million of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2020, the reimbursement to the Administrator represented approximately 0.00% and 0.04%, respectively, of our gross assets.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2020, certain of the loans held in our portfolio had floating interest rates. As of September 30, 2020, approximately 94.74% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 5.26% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.21%
Base Interest Rate	—%
+100 Basis Points	2.35%
+200 Basis Points	13.79%
+300 Basis Points	25.23%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
    We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of September 30, 2020. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Recent legislation allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The presidential election occurred on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable U.S. Department of Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    We did not engage in unregistered sales of equity securities during the nine months ended September 30, 2020.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
    During the nine months ended September 30, 2020, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 248,201 shares of our common stock for $2.0 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the nine months ended September 30, 2020.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2020	—	$—	—	$—
February 2020	—	—	—	—
March 2020	133,539	6.75	—	—
April 2020	12,551	6.76	—	—
May 2020	—	—	—	—
June 2020	—	—	—	—
July 2020	102,111	9.52
August 2020	—	—	—	—
September 2020	—	—	—	—
Total	248,201	$7.89	—	—

Stock Repurchase Program
    On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchsae Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2019, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2020 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the Repurchase Program during the quarter ended September 30, 2020.
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

10.1
Form of Fourth Amendment to Loan and Security Agreement, dated as of September 30, 2020, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(5)

10.2	Amended and Restated Dividend Reinvestment Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(4)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 6, 2020.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2020.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)