Form 10-K
period 2020-12-31
New Mountain Finance Corp
filed 2021-02-24
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
Emerging growth company ☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 30, 2020, based on the closing price on that date of $9.29, on the New York Stock Exchange was $809.3 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 24, 2021
Common stock, par value $0.01 per share	96,827,342
Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
Item 1.    Business
    New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through December 31, 2020, we have raised approximately $893.2 million in net proceeds from additional offerings of common stock.
    New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountian Capital L.L.C. and its affiliates, "New Mountain Capital"). New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.

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
New Mountain Finance Advisers BDC, L.L.C.
    The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital whose ultimate owners include Steven B. Klinsky and related other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity and credit investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. For additional information on the investment committee, see "Investment Committee".

New Mountain Finance Administration, L.L.C.
    The Administrator, a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator also maintains, or oversees the maintenance of, our consolidated financial records, our reports to stockholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). The Administrator performs the calculation and publication of our net asset values, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator may also provide, on our behalf, managerial assistance to our portfolio companies.
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
    We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.
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
    We make investments through both primary originations and open-market secondary purchases. We primarily target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $10.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, each of SBIC I's and SBIC II's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. For additional information on SBA regulations, see "SBA Regulation". Our portfolio may be concentrated in a limited number of industries. As of December 31, 2020, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in joint ventures). Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $125.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2020, our portfolio consisted of 104 portfolio companies and was invested 53.4% in first lien loans, 23.5% in second lien loans, 1.2% in subordinated debt and 21.9% in equity and other, as measured at fair value versus 114 portfolio companies invested 57.0% in first lien loans, 25.0% in second lien loans, 2.1% in subordinated debt and 15.9% in equity and other, as measured at fair value at December 31, 2019.
    The fair value of our investments was approximately $2,953.5 million in 104 portfolio companies at December 31, 2020 and approximately $3,160.3 million in 114 portfolio companies at December 31, 2019.

    The following table shows our portfolio and investment activity for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31,
(in millions)	2020	2019
New investments in 30 and 63 portfolio companies, respectively	$457.9	$1,105.3
Debt repayments in existing portfolio companies	388.2	215.1
Sales of securities in 19 and 15 portfolio companies, respectively	264.9	113.1
Change in unrealized appreciation on 59 and 57 portfolio companies, respectively	40.5	50.8
Change in unrealized depreciation on 57 and 64 portfolio companies, respectively	(94.2)	(54.3)
    At December 31, 2020 and December 31, 2019, our weighted average yield to maturity at cost ("YTM at Cost") was approximately 8.6% and 9.5%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. At December 31, 2020 and December 31, 2019, our weighted average yield to maturity at cost for investments ("YTM at Cost for Investments") was approximately 8.0% and 9.5%, respectively. This YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
    The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2020, calculated as a percentage of total assets as of December 31, 2020:

Portfolio Company	Percent of Total Assets
NMFC Senior Loan Program III LLC	3.9%
New Benevis Topco, LLC	3.2%
TVG-Edmentum Holdings, LLC	3.2%
GS Acquisitionco, Inc.	2.8%
NMFC Senior Loan Program II LLC	2.6%
PhyNet Dermatology LLC	2.5%
Avatar Topco, Inc.	2.4%
UniTek Global Services, Inc.	2.3%
Associations, Inc.	2.0%
ConnectWise, LLC	1.8%
Total	26.7%

Industry Type	Percent of Total Assets
Software	26.3%
Business Services	20.1%
Healthcare Services	15.5%
Education	7.7%
Investment Fund (includes investments in joint ventures)	7.2%
Net Lease	4.9%
Federal Services	2.7%
Consumer Services	2.5%
Specialty Chemicals & Materials	2.0%
Distribution & Logistics	1.9%
Total	90.8%
Investment Criteria
    The Investment Adviser has identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.
•Defensive growth industries.  We seek to invest in industries that can succeed in both robust and weak economic environments but which are also sufficiently large and growing to achieve high valuations providing enterprise value cushion for our targeted debt securities.
•High barriers to competitive entry.  We target industries and companies that have well defined industries and well established, understandable barriers to competitive entry.
•Recurring revenue.  Where possible, we focus on companies that have a high degree of predictability in future revenue.
•Flexible cost structure.  We seek to invest in businesses that have limited fixed costs and therefore modest operating leverage.
•Strong free cash flow and high return on assets.  We focus on businesses with a demonstrated ability to produce meaningful free cash flow from operations. We typically target companies that are not asset intensive and that have minimal capital expenditure and minimal working capital growth needs.
•Sustainable business and niche market dominance.  We seek to invest in businesses that exert niche market dominance in their industry and that have a demonstrated history of sustaining market leadership over time.
•Established companies.  We seek to invest in established companies with sound historical financial performance. We do not intend to invest in start-up companies or companies with speculative business plans.
•Private equity sponsorship.  We generally seek to invest in companies in conjunction with private equity sponsors who we know and trust and who have proven capabilities in building value.
•Seasoned management team.  We generally require that portfolio companies have a seasoned management team with strong corporate governance. Oftentimes we have a historical relationship with or direct knowledge of key managers from previous investment experience.
Investment Selection and Process
    The Investment Adviser believes it has developed a proven, consistent and replicable investment process to execute our investment strategy. The Investment Adviser seeks to identify the most attractive investment sectors from the top down and then works to become the most advantaged investor in these sectors. The steps in the Investment Adviser's process include:
•Identifying attractive investment sectors from the top down;
•Creating competitive advantages in the selected industry sectors; and
•Targeting companies with leading market share and attractive business models in its chosen sectors.

Investment Committee
    The Investment Adviser is managed by a five member investment committee (the “Investment Committee”), which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Lars O. Johansson served on the Investment Committee from August 2019 to July 2020. Beginning in August 2020, Jack Qian was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
•First Lien Loans and Bonds.  First lien loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate, may contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may also include unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. These first lien loans and bonds may include payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.
•Second Lien Loans and Bonds.  Second lien loans and bonds generally have terms of five to eight years, provide for a variable or fixed interest rate, may contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. These second lien loans and bonds may include PIK interest.
•Unsecured Senior, Subordinated and "Mezzanine" Loans and Bonds.  Any unsecured investments are generally expected to have terms of five to ten years and provide for a fixed interest rate. Unsecured investments may include PIK interest and may have an equity component, such as warrants to purchase common stock in the portfolio company.
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
Portfolio Company Monitoring
    We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We use several methods of evaluating and monitoring the performance of our investments, including but not limited to the following:
•review of monthly and/or quarterly financial statements and financial projections for portfolio companies provided by its management;
•ongoing dialogue with and review of original diligence sources;
•periodic contact with portfolio company management (and, if appropriate, the private equity sponsor) to discuss financial position, requirements and accomplishments; and
•assessment of business development success, including product development, profitability and the portfolio company's overall adherence to its business plan.
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
    The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of December 31, 2020:

(in millions)	As of December 31, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$376.0	12.4%	$378.6	12.7%
Investment Rating 2	2,392.3	79.0%	2,448.0	82.3%
Investment Rating 3	148.8	4.9%	111.2	3.8%
Investment Rating 4	110.6	3.7%	37.1	1.2%
	$3,027.7	100.0%	$2,974.9	100.0%

In response to the continuing impact of the outbreak of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the COVID-19 pandemic's impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a “Risk Rating” of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact, due to the COVID-19 pandemic, and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Rating of our portfolio companies as of December 31, 2020:

(in millions)	As of December 31, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$95.5	3.1%	$65.0	2.2%
Orange	160.9	5.3%	149.2	5.0%
Yellow	195.5	6.5%	143.7	4.8%
Green	2,575.8	85.1%	2,617.0	88.0%
	$3,027.7	100.0%	$2,974.9	100.0%

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
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the investment professionals of the Investment Adviser look at the number of quotes readily available and perform the following:
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
    We have a board of directors. A majority of our board of directors must be persons who are not "interested persons", as that term is defined in the 1940 Act (the "independent directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.
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
    To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for tax treatment as a RIC, we must timely distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income", which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").
    We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income that we recognized for the preceding years, but were not distributed during such years, and on which we did not pay corporate-level U.S. federal income tax (the "Excise Tax Avoidance Requirement"). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
    In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships", or other income derived with respect to our business of investing in such stock or securities (the "90.0% Income Test"); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) businesses or of certain "qualified publicly traded partnerships" (the "Diversification Tests").
    A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for U.S. federal income tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years.
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
    An SBIC license allows each of SBIC I and SBIC II to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and other customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. In June 2018, the limit of SBA leverage available to an individual SBIC eligible for two tiers of leverage was increased from $150.0 million with at least $75.0 million in regulatory capital to $175.0 million with at least $87.5 million in regulatory capital, subject to SBA approval. Currently, SBIC I and SBIC II operate under the prior $150.0 million leverage limit. SBA-guaranteed debentures are non-recourse, have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. SBIC I and SBIC II are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment, if applicable, on a regular basis. The SBA, as a creditor, will have a superior claim to SBIC I's and SBIC II's assets over our stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I and SBIC II upon an event of default.
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
    SBICs are designed to stimulate the flow of private investor capital to eligible "small businesses" as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to "smaller enterprises", as defined by the SBA. The definition of a smaller enterprise generally includes businesses that (together with their affiliates) have a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.
    The SBA generally prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relending or businesses with the majority of their employees located outside the U.S., and business engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or "passive" (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not provide financing or a commitment to a small business in an amount equal to more than approximately 30.0% of the SBIC's regulatory capital in any one company and its affiliates.
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
    The SBA restricts the ability of an SBIC to provide financing to an "associate" as defined in the SBA regulations, without prior written approval from the SBA. The SBA also prohibits, without prior SBA approval, a "change of control" of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.
    The SBA regulations require, among other things, a periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor.
    The maximum leverage available to a "family" of affiliated SBIC funds is $350.0 million, subject to SBA approval.
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Risks Relating to Our Business and Structure

•Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the U.S., which could have, a materially negative impact on our business, financial condition and results of operations.
•We are currently operating in a period of capital markets disruption and economic uncertainty.
•Adverse developments in the credit markets may impair our ability to secure debt financing.
•Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
•We may suffer credit losses.
•There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our board of directors in accordance with our valuation policy.

•Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.
•The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs, which could adversely affect our business.
•We operate in a highly competitive market for investment opportunities and may not be able to compete effectively.
•Our business, results of operations and financial condition depend on our ability to manage future growth effectively.
•The management fee and incentive fee may induce the Investment Adviser to make speculative investments.
•We may be obligated to pay the Investment Adviser incentive compensation even if we incur a loss.
•The incentive fee we pay to the Investment Adviser with respect to capital gains may be effectively greater than 20.0%.
•We borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.
•If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.
•The terms of our credit facilities may contractually limit our ability to incur additional indebtedness.
•If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
•A renewed disruption in the capital markets and the credit markets could adversely affect our business.
•SBIC I and SBIC II are licensed by the SBA and are subject to SBA regulations.

Risks Related to Our Operations

•Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
•SBIC I and SBIC II may be unable to make distributions to us that will enable us to meet or maintain our RIC tax treatment.
•Our ability to enter into transactions with our affiliates is restricted.
•The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.
•The valuation process for certain of our portfolio holdings creates a conflict of interest.
•Conflicts of interest may exist related to other arrangements with the Investment Adviser or its affiliates.
•The Investment Management Agreement with the Investment Adviser and the Administration Agreement with the Administrator were not negotiated on an arm’s length basis.
•The Investment Adviser’s liability is limited under the Investment Management Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.
•If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.
•If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.
•Regulations governing the operations of BDCs will affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.
•Our business model in the future may depend to an extent upon our referral relationships with private equity sponsors, and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business strategy.
•Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to your interests as stockholders.
•We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
•You may have current tax liabilities on distributions you reinvest in our common stock.
•We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
•We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

•Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities.
•Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

Risks Relating to Our Investments

•Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.
•Our investment strategy, which is focused primarily on privately held companies, presents certain challenges, including the lack of available information about these companies.
•Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.
•Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.
•Defaults by our portfolio companies may harm our operating results.
•The lack of liquidity in our investments may adversely affect our business.
•If we are unable to make follow-on investments in our portfolio companies, the value of our investment portfolio could be adversely affected.
•Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•A number of our portfolio companies provide services to the U.S. government. Changes in the U.S. government’s priorities and spending, or significant delays or reductions in appropriations of the U.S. government’s funds, could have a material adverse effect on the financial position, results of operations and cash flows of such portfolio companies.
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•We may not realize gains from our equity investments.
•Our performance may differ from our historical performance as our current investment strategy includes significantly more primary originations in addition to secondary market purchases.
•Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Risks Relating to Our Securities

•Investing in our common stock may involve an above average degree of risk.
•Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
•Shares of our common stock have traded at a discount from net asset value and may do so in the future.
•You may not receive distributions or our distributions may decline or may not grow over time.
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
Management Services
    The Investment Adviser is registered as an Investment Adviser under the Advisers Act. The Investment Adviser serves pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of our board of directors, the Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•determines the securities and other assets that we will purchase, retain or sell;
•identifies, evaluates and negotiates the structure of our investments that we make;

•executes, monitors and services the investments that we make;
•performs due diligence on prospective portfolio companies;
•votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require.
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
    Since our IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011 and into the Second Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association on December 18, 2014, which was amended and restated on October 24, 2017 by the Third Amended and Restated Loan and Security Agreement with Wells Fargo, National Association (the "Holdings Credit Facility"). See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on our credit facilities. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since our IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which approximated $620.3 million as of December 31, 2020. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2020, total management fees waived was approximately $12.3 million.
Incentive Fees
    The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there is none as of December 31, 2020), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
•100.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up". The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter.
•20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.
For the year ended December 31, 2020, incentive fees waived were approximately $0.5 million. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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

(1)Represents 8.00% annualized hurdle rate.
(2)Assumes 1.75% annualized base management fee.
(3)Excludes organizational and offering expenses.
(4)The "catch-up" provision is intended to provide the Investment Adviser with an incentive fee of 20.00% on all Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.50% in any calendar quarter.
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
The capital gains incentive fee, if any, would be:
Year 1: None
Year 2: $5.0 million capital gains incentive fee—20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B)
Year 3: $1.4 million capital gains incentive fee—$6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation)) less $5.0 million capital gains incentive fee received in Year 2
Year 4: $0.6 million capital gains incentive fee—$7.0 million (20.0% multiplied by $35.0 million cumulative realized capital gains) less cumulative $6.4 million capital gains incentive fee received in Year 2 and Year 3
Year 5: None—$5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $7.0 million cumulative capital gains incentive fee paid in Year 2, Year 3 and Year 4(1)

(1)As noted above, it is possible that the cumulative aggregate capital gains fee received by the Investment Adviser ($7.0 million) is effectively greater than $5.0 million (20.0% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25.0 million)).
Payment of Expenses
    Our primary operating expenses are interest payable on our debt, the payment of a base management fee and any incentive fees under the Investment Management Agreement and the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•organizational and offering expenses;
•the investigation and monitoring of our investments;
•the cost of calculating net asset value;
•interest payable on debt, if any, to finance our investments;

•the cost of effecting sales and repurchases of shares of our common stock and other securities;
•management and incentive fees payable pursuant to the Investment Management Agreement;
•fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•transfer agent and custodial fees;
•fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);
•federal and state registration fees;
•any exchange listing fees;
•federal, state, local and foreign taxes;
•independent directors' fees and expenses;
•brokerage commissions;
•costs of proxy statements, stockholders' reports and notices;
•costs of preparing government filings, including periodic and current reports with the SEC;
•fees and expenses associated with independent audits and outside legal costs;
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•fidelity bond, liability insurance and other insurance premiums; and
•printing, mailing and all other direct expenses incurred by either the Investment Adviser or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, including the allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staffs.
Board Consideration of the Investment Management Agreement
    Our board of directors determined at a virtual meeting held on February 17, 2021 to re-approve our Investment Management Agreement with the Investment Adviser. Our board of directors held such meeting by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. In the consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:
•the nature, extent and quality of advisory and other services provided by the Investment Adviser, including information about our investment performance relative to our stated objectives and in comparison to our performance peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and our investment performance is reasonable;
•the experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of the Investment Adviser have extensive experience and are well qualified to provide advisory and other services to us;
•the current fee structure, the existence of any fee waivers, and our anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;
•the advisory fees charged to us by the Investment Adviser and comparative data regarding the advisory fees charged by other investment advisers to BDCs with similar investment objectives, and concluded that the advisory fees charged to us by the Investment Adviser are reasonable;

•the direct and indirect costs, including for personnel and office facilities, that are incurred by the Investment Adviser and its affiliates in performing services for us and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;
•the total of all assets managed by the Adviser, as well as total number of investment companies and other clients serviced by the Adviser and possible economies of scale arising from our size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged to us by the Investment Adviser, and concluded that some economies of scale may be possible in the future;
•other possible benefits to the Investment Adviser and its affiliates arising from their relationships with us, and concluded that any such other benefits were not material to the Investment Adviser and its affiliates; and
•possible alternative fee structures or bases for determining fees and the possibility of obtaining similar services from other third party service providers, and concluded that our current fee structure and bases for determining fees are satisfactory.
    Based on the information reviewed and the discussions detailed above, our board of directors, including a majority of the independent directors, concluded that the fees payable to the Investment Adviser pursuant to the Investment Management Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. Our board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of our board of directors may have given different weights to different factors.
Qualifying Assets
    Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as "qualifying assets", unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC's total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an "eligible portfolio company", or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the U.S.;
(b)is not an investment company (other than an SBIC wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;
(iii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2)Securities of any eligible portfolio company that the BDC controls.
3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60.0% of the outstanding equity of the eligible portfolio company.

5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
    In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
    As of December 31, 2020, 17.6% of our total assets were non-qualifying assets.
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
Temporary Investments
    Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2020.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2020.
Senior Securities
    We are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). If our asset ratio coverage is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of our senior securities may preclude us from making distributions to our stockholders. However, at December 31, 2020, none of our senior securities have provisions that may preclude us from making distributions to stockholders. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. We received exemptive relief from the SEC on November 5, 2014, allowing us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from this calculation. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.
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
Proxy Voting Policies and Procedures
    We have delegated our proxy voting responsibility to the Investment Adviser. The proxy voting policies and procedures of the Investment Adviser are set forth below. The guidelines will be reviewed periodically by the Investment Adviser and our independent directors, and, accordingly, are subject to change.
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

Staffing
    We do not have any employees. Our day-to-day investment operations are managed by the Investment Adviser. See “—Investment Management Agreement”. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. For a more detailed discussion of the Administration Agreement, see Item 8.—Financial Statements and Supplementary Data—Note 5. Agreements in this Annual Report on Form 10-K.
Sarbanes-Oxley Act of 2002
    The Sarbanes-Oxley Act of 2002 imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding their assessment of their internal control over financial reporting and is required to obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
•Authorized Employees of our Investment Adviser.  It is our policy that only authorized employees of our investment adviser who need to know your personal information will have access to it.
•Service Providers.  We may disclose your personal information to companies that provide services on our behalf, such as recordkeeping, processing your trades, and mailing you information. These companies are required to protect your information and use it solely for the purpose for which they received it.
•Courts and Government Officials.  If required by law, we may disclose your personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.
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
RISKS RELATED TO OUR BUSINESS AND STRUCTURE
We are currently operating in a period of capital markets disruption and economic uncertainty
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
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
In addition, due to the COVID-19 pandemic in the United States, certain personnel of our investment adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 pandemic. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.
Further, current market conditions resulting from the COVID-19 pandemic may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
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
If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under our credit facilities or any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.
    The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Further, the federal debt ceiling is scheduled to come back into effect on August 1, 2021, unless Congress takes legislative action to further extend or defer it.
The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
U.S. and worldwide economic, political, regulatory and financial market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
    We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of business and could be subject to civil fines and criminal penalties.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, it will benefit from them or be negatively affected by them.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
Increased geopolitical unrest, terrorist attacks, or acts of war may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.
Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks are generally uninsurable.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic has led to and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
The COVID-19 pandemic is having, and any future outbreaks of COVID-19 could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks of COVID-19, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.
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
As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.
The information included in this Annual Report on Form 10-K and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore certain historical information does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.
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
    We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee and John R. Kline, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2020 consisted of approximately 180 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs, which could adversely affect our business.
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
    As of December 31, 2020, we had $450.2 million, $165.5 million, $244.0 million, $201.2 million, $453.3 million and $300.0 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Convertible Notes, the Unsecured Notes and the SBA-guaranteed debentures, respectively. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the SBA-guaranteed debentures and the Unsecured Notes had weighted average interest rates of 2.7%, 3.2%, 3.6%, 2.8% and 5.3%, respectively, for the year ended December 31, 2020. The interest rate on the Convertible Notes is 5.75% per annum.

    Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense and adjusted for unsettled securities purchased. The calculations in the table below are hypothetical. Actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3,097.5 million in total assets as of December 31, 2020, (ii) a weighted average cost of borrowings of 3.9%, which assumes the weighted average interest rates as of December 31, 2020 for the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the SBA-guaranteed debentures and the Unsecured Notes and the interest rate as of December 31, 2020 for the Convertible Notes, (iii) $1,814.2 million in debt outstanding and (iv) $1,221.9 million in net assets.

Assumed Return on Our Portfolio (net of interest expense)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder	(31.1)%	(18.4)%	(5.7)%	6.9%	19.6%
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
    We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility and the 2018 Convertible Notes mature on September 30, 2023, June 4, 2022, December 14, 2023 and August 15, 2023, respectively. Our $90.0 million in 2016 Unsecured Notes will mature on May 15, 2021, our $55.0 million in 2017A Unsecured Notes will mature on July 15, 2022, our $90.0 million in 2018A Unsecured Notes will mature on January 30, 2023, our $50.0 million in 2018B Unsecured Notes will mature on June 28, 2023, our $51.8 million in 5.75% Unsecured Notes will mature on October 1, 2023, our $116.5 million in 2019A Unsecured Notes will mature on April 30, 2024 and our $200.0 million in 2021A Unsecured Notes will mature on January 29, 2026. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. All of the issued and outstanding 2016 Unsecured Notes were redeemed on February 16, 2021. We plan to redeem all of the issued and outstanding 5.75% Unsecured Notes on March 8, 2021. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
    In order for us to continue to qualify for tax benefits available to RICs and to minimize corporate-level U.S. federal income tax, we must timely distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income", which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, including investment company taxable income from SBIC I and SBIC II. We will be partially dependent on SBIC I and SBIC II for cash distributions to enable us to meet the RIC distribution requirements. SBIC I and SBIC II may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our tax treatment as a RIC. We may have to request a waiver of the SBA's restrictions for SBIC I and SBIC II to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver and if SBIC I and SBIC II are unable to obtain a waiver, compliance with the SBA regulations may result in corporate-level U.S. federal income tax.
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

    The following table summarizes our indebtedness as of December 31, 2020:

Borrowing	Maturity Date	Permitted Borrowing	Total Outstanding
		(in millions)	(in millions)
Holdings Credit Facility	September 30, 2023	$745.0	$450.2
NMFC Credit Facility	June 4, 2022	188.5	165.5
DB Credit Facility	December 14, 2023	280.0	244.0
Unsecured Management Company Revolver	December 31, 2022	50.0	—
2018 Convertible Notes	August 15, 2023	N/A	201.2
2016 Unsecured Notes	May 15, 2021	N/A	90.0
2017A Unsecured Notes	July 15, 2022	N/A	55.0
2018A Unsecured Notes	January 30, 2023	N/A	90.0
2018B Unsecured Notes	June 28, 2023	N/A	50.0
2019A Unsecured Notes	April 30, 2024	N/A	116.5
5.75% Unsecured Notes	October 1, 2023	N/A	51.8
SBA-guaranteed debentures	Beginning March 1, 2025	N/A	300.0
			$1,814.2

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
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute (or are deemed to distribute) to our stockholders on an annual basis at least 90.0% of our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we are subject to certain financial covenants contained in the Holdings Credit Facility and other debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to certain corporate-level U.S. federal income tax (and any applicable state and local taxes).
•The source-of-income requirement will be satisfied if at least 90.0% of our allocable share of our gross income for each year is derived from dividends, interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships”. Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
    In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities.
    The SBCA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to 150.0% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein. On April 12, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to us at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of our stockholders at such special meeting of stockholders, and thus we became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. Changing the asset coverage ratio permits us to double our leverage, which results in increased leverage risk and increased expenses.
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
In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.
We, the Investment Adviser and our portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.
Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.
The Investment Adviser’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. The Investment Adviser’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.
Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

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
    Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;
•may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition.
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
    Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2020, our investments in the software and the business services industries represented approximately 27.6% and 21.1%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
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
    As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company's securities to publicly traded securities;
•the enterprise value of a portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company's ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
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
Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.
Based on information available as of the date of this Annual Report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.
In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the COVID-19 pandemic has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. It is also unclear whether the COVID-19 pandemic will have further effect on LIBOR transition plans. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
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
    The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•price and volume fluctuations in the overall stock market or in the market for BDCs from time to time;
•investor demand for shares of our common stock;
•significant volatility in the market price and trading volume of securities of registered closed-end management investment companies, BDCs or other financial services companies, which is not necessarily related to the operating performance of these companies;
•the inability to raise equity capital;
•our inability to borrow money or deploy or invest our capital;
•fluctuations in interest rates;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•operating performance of companies comparable to us;
•changes in regulatory policies or tax guidelines with respect to RICs or BDCs;
•our loss of status as or ability to operate as a BDC;
•our failure to qualify as a RIC, loss of RIC status or ability to operate as a RIC;
•actual or anticipated changes in our earnings or fluctuations in our operating results;
•changes in the value of our portfolio of investments;
•general economic conditions, trends and other external factors;
•departures of key personnel; or
•loss of a major source of funding.
    In addition, we are required to continue to meet certain listing standards in order for our common stock to remain listed on the NASDAQ Global Select Market ("NASDAQ"). If we were to be delisted by the NASDAQ, the liquidity of our common stock would be materially impaired.
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
    Our certificate of incorporation and bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

•provide for a classified board of directors, which may delay the ability of our stockholders to change the membership of a majority of our board of directors;
•authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•do not provide for cumulative voting;
•provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;
•provide that our directors may be removed only for cause;
•require supermajority voting to effect certain amendments to our certificate of incorporation and bylaws; and
•require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.
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
    Shares of BDCs have frequently traded at a market price that is less than the net asset value that is attributable to those shares. For example, as a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock has at times traded below our net asset value per share since our IPO on May 19, 2011. Our shares could once again trade at a discount to net asset value. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below our net asset value, we will generally not be able to issue additional shares of our common stock without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.
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
Item 3.    Legal Proceedings
    We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threated against us as of December 31, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Distributions
    New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of our common stock, the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and the quarterly distributions per share for each fiscal quarter for the years ended December 31, 2020 and December 31, 2019.

		Closing Sales Price (2)
Fiscal Year Ended	NAV Per Share (1)	High	Low	Premium (Discount) of High Closing Sales Price to NAV (3)	Premium (Discount) of Low Closing Sales Price to NAV (3)	Declared Distributions Per Share (4)(5)
December 31, 2020
Fourth Quarter	$12.62	$12.16	$9.07	(3.65)%	(28.13)%	$0.30
Third Quarter	$12.24	$10.61	$8.81	(13.32)%	(28.02)%	$0.30
Second Quarter	$11.63	$10.45	$5.02	(10.15)%	(56.84)%	$0.30
First Quarter	$11.14	$14.44	$5.15	29.62%	(53.77)%	$0.34
December 31, 2019
Fourth Quarter	$13.26	$13.84	$13.29	4.37%	0.23%	$0.34
Third Quarter	$13.35	$14.07	$13.30	5.39%	(0.37)%	$0.34
Second Quarter	$13.41	$14.35	$13.49	7.01%	0.60%	$0.34
First Quarter	$13.45	$14.16	$12.78	5.28%	(4.98)%	$0.34

(1)NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for distributions.
(3)Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(4)Represents the distributions declared or paid for the specified quarter.
(5)Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year.
    As of February 19, 2021, we had approximately twelve stockholders of record and approximately one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on May 19, 2011, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of February 19, 2021, our shares of common stock traded at a discount of approximately 3.0% of the NAV attributable to those shares as of December 31, 2020. It is not possible to predict whether the shares offered hereby will trade at, above, or below NAV.
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
    We apply the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is equal to or greater than 110.0% of the last determined NAV of the shares, we will use only newly issued shares to implement the dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock on the NASDAQ on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NASDAQ or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
    If the price at which newly issued shares are to be credited to stockholders' accounts is less than 110.0% of the last determined NAV of the shares, we will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of our common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. See Item 8.—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies in this Annual Report on Form 10-K for additional information.
Unregistered Sales of Equity Securities
    We did not engage in unregistered sales of equity securities during the year ended December 31, 2020.

Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
    During the year ended December 31, 2020, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 430,694 shares of our common stock for $3.9 million in the open market in order to satisfy the reinvestment portion of our distribution.
The following table outlines purchases by our dividend reinvestment administrator of our common stock for this purpose during the year ended December 31, 2020.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2020	—	$—	—	$—
February 2020	—	—	—	—
March 2020	133,539	6.75	—	—
April 2020	12,551	6.76	—	—
May 2020	—	—	—	—
June 2020	—	—	—	—
July 2020	102,111	9.52	—	—
August 2020	—	—	—	—
September 2020	—	—	—	—
October 2020	88,981	9.76	—	—
November 2020	—	—	—	—
December 2020	93,512	11.43	—	—
Total	430,694	$9.05	—	$—

Stock Repurchase Program
    On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2020, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2021 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the Repurchase Program during the year ended December 31, 2020.

Stock Performance Graph
    This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2020. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

Comparison of Cumulative Total Return Among NMFC, S&P 500 TR and Russell 2000 TR

$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
05/20/11
08/31/11
12/30/11
04/30/12
08/31/12
12/31/12
04/30/13
08/30/13
12/31/13
04/30/14
08/29/14
12/31/14
04/30/15
08/31/15
12/31/15
04/29/16
08/31/16
12/30/16
04/28/17
08/31/17
12/29/17
04/30/18
08/31/18
12/31/18
04/30/19
08/30/19
12/31/19
04/30/20
08/31/20
12/31/20
NMFC Value
S&P 500 TR
Russell 2000 TR

    The graph and other information furnished under this Part II, Item 5 of this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be filed with the U.S. Securities and Exchange Commission (the "SEC") or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Fees and Expenses
The following table is intended to assist you in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by "you", "NMFC", or "us" or that "we", "NMFC", or the "Company" will pay fees or expenses, we will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in us. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A	(1)
Offering expenses borne by us (as a percentage of offering price)	N/A	(2)
Dividend reinvestment plan expenses (per sales transaction fee)	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock)
Base management fees	4.34%	(4)
Incentive fees payable under the Investment Management Agreement	2.39%	(5)
Interest payments on borrowed funds	5.43%	(6)
Other expenses	0.80%	(7)
Acquired fund fees and expenses	1.36%	(8)
Total annual expenses	14.32%	(9)
Base management fee waiver	(1.01)%	(10)
Incentive fee waiver	(0.04)%	(11)
Total annual expenses after the base management fee and incentive fee waivers	13.27%	(9)(10)

(1)If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the applicable sales load.
(2)The prospectus supplement corresponding to each offering will disclose the applicable estimated amount of offering expenses of the offering and the offering expenses borne by us as a percentage of the offering price.
(3)If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant's account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds. The expenses of the dividend reinvestment plan are included in "other expenses." The plan administrator's fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan. See Item 8—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies in this Annual Report on Form 10-K for additional details regarding our dividend reinvestment plan.
(4)The base management fee under the Investment Management Agreement is based on an annual rate of 1.75% of our average gross assets for the two most recent quarters, which equals our total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the SLF Credit Facility and (ii) cash and cash equivalents. We have not invested, and currently do not invest, in derivatives. To the extent we invest in derivatives in the future, we will use the actual value of the derivatives, as reported on our Consolidated Statements of Assets and Liabilities, for purposes of calculating our base management fee. The base management fee reflected in the table above is based on the year ended December 31, 2020 and is calculated without deducting any management fees waived.
(5)Assumes that annual incentive fees earned by the Investment Adviser remain consistent with the gross incentive fees earned by the Investment Adviser during the year ended December 31, 2020 and calculated without deducting any incentive fees waived. As of December 31, 2020, we did not have a capital gains incentive fee accrual. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Management Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2020. For more detailed information about the incentive fee calculations, see Item 1 — Business — Investment Management Agreement in this Annual Report on Form 10-K.

(6)We may borrow funds from time to time to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if the economic situation is otherwise conducive to doing so. The costs associated with these borrowings are indirectly borne by our stockholders. As of December 31, 2020, we had $450.2 million, $165.5 million, $244.0 million, $201.2 million, $453.3 million and $300.0 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Convertible Notes, the Unsecured Notes and the SBA-guaranteed debentures, respectively. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K. For purposes of this calculation, we have assumed the December 31, 2020 amounts outstanding under the Holdings Credit Facility, NMFC Credit Facility, DB Credit Facility, Convertible Notes, Unsecured Notes and SBA-guaranteed debentures, and have computed interest expense using an assumed interest rate of 2.4% for the Holdings Credit Facility, 2.7% for the NMFC Credit Facility, 3.1% for the DB Credit Facility, 5.8% for the Convertible Notes, 5.3% for the Unsecured Notes and 2.7% for the SBA-guaranteed debentures, which were the rates payable as of December 31, 2020. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K.
(7)"Other expenses" include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. Pursuant to the Administration Agreement, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. This expense ratio is calculated without deducting any expenses waived or reimbursed by the Administrator. For the year ended December 31, 2020, the indirect administrative expenses that our Administrator did not waive of approximately $1.7 million represented approximately 0.06% of our gross assets. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.
(8)The holders of shares of our common stock indirectly bear the expenses of our investment in NMFC Senior Loan Program I, LLC ("SLP I"), NMFC Senior Loan Program II ("SLP II") and NMFC Senior Loan Program III ("SLP III"). No management fee was charged on our investment in SLP I in connection with the administrative services provided to SLP I. As SLP I, SLP II and SLP III are structured as private joint ventures, no management fees are paid by SLP I, SLP II or SLP III. Future expenses for SLP I, SLP II and SLP III may be substantially higher or lower because certain expenses may fluctuate over time.
(9)The holders of shares of our common stock indirectly bear the cost associated with our annual expenses.
(10)Since our IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the Predecessor Holdings Credit Facility and into the Holdings Credit Facility on December 18, 2014. Post credit facility merger and to be consistent with the methodology since our IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. The base management fee waiver reflected in the table above is based on the base management fees waived during the year ended December 31, 2020. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.
(11)For the year ended December 31, 2020, incentive fees waived by the Investment Adviser were approximately $0.5 million. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived. The incentive fee waiver reflected in the table above is based on the incentive fees waived during the year ended December 31, 2020. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.
Example
The following example, required by the SEC, demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our borrowings and annual operating expenses would remain at the levels set forth in the table above. See footnote 6 above for additional information regarding certain assumptions regarding our level of leverage.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return without realization of any capital gains	$119	$332	$513	$860

The example should not be considered a representation of future expenses, and actual expenses may be greater or less than those shown.
While the example assumes, as required by the applicable rules of the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. The incentive fee under the Investment Management Agreement, which, assuming a 5.0% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the above example. The above illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher. For example, if we assumed that we received our 5.0% annual return completely in the form of net realized capital gains on our investments, computed net of all cumulative unrealized depreciation on our investments, the projected dollar amount of total cumulative expenses set forth in the above illustration would be as follows:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return completely in the form of net realized capital gains	$128	$353	$542	$891
The example assumes no sales load. In addition, while the examples assume reinvestment of all distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date. The market price per share of our common stock may be at, above or below net asset value. See Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Reinvestment Plan in this Annual Report on Form 10-K for additional information regarding the dividend reinvestment plan.

Financial Highlights
The following information sets forth NMFC's financial highlights for the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per share data(1):
Net asset value at the beginning of the period	$13.26	$13.22	$13.63	$13.46	$13.08
Net investment income	1.20	1.37	1.39	1.38	1.36
Net realized and unrealized (losses) gains(2)	(0.60)	0.03	(0.44)	0.15	0.38
Total net increase	0.60	1.40	0.95	1.53	1.74
Distributions declared to stockholders from net investment income	(1.24)	(1.36)	(1.36)	(1.36)	(1.36)
Net asset value at the end of the period	$12.62	$13.26	$13.22	$13.63	$13.46
Per share market value at the end of the period	$11.36	$13.74	$12.58	$13.55	$14.10
Total return based on market value(3)	(5.24)%	20.45%	2.70%	5.54%	19.68%
Total return based on net asset value(4)	5.52%	10.90%	7.16%	11.77%	13.98%
Shares outstanding at end of period	96,827,342	96,827,342	76,106,372	75,935,093	69,717,814
Average weighted shares outstanding for the period	96,827,342	85,209,378	76,022,375	74,171,268	64,918,191
Average net assets for the period	$1,168,043	$1,154,615	$1,026,313	$1,011,562	$863,193
Ratio to average net assets:
Net investment income	10.05%	10.15%	10.33%	10.10%	10.21%
Total expenses, before waivers/reimbursements	14.56%	14.87%	12.90%	10.23%	9.91%
Total expenses, net of waivers/reimbursements	13.39%	13.80%	12.22%	9.45%	9.27%
Average debt outstanding—Holdings Credit Facility	$526,645	$598,129	$384,433	$345,174	$341,055
Average debt outstanding—Convertible Notes	201,250	234,332	197,058	155,250	125,227
Average debt outstanding—SBA-guaranteed debentures	285,852	179,408	158,471	132,572	119,819
Average debt outstanding—Unsecured Notes(5)	453,250	414,949	266,296	117,877	65,500
Average debt outstanding—NMFC Credit Facility	155,497	105,533	117,719	54,853	66,876
Average debt outstanding—DB Credit Facility(6)	233,649	113,967	49,833	—	—
Average debt outstanding—NMNLC Credit Facility(7)	—	1,471	3,570	—	—
Asset coverage ratio(8)	180.68%	173.98%	181.37%	240.76%	259.34%
Portfolio turnover	15.43%	11.58%	36.75%	41.98%	36.07%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016 were $0.00, $0.08, $0.00, $0.05 and $0.02, respectively.
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company's dividend reinvestment plan. Total return does not reflect sales load.
(4)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(5)For the year ended December 31, 2016, average debt outstanding represents the period from May 6, 2016 (issuance of the 2016 Unsecured Notes) to December 31, 2016. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K for details.
(6)For the year ended December 31, 2018, average debt outstanding represents the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K for details.
(7)For the year ended December 31, 2020, average debt outstanding represents the period from January 1, 2020 to September 23, 2020 (maturity of the NMNLC Credit Facility). For the year ended December 31, 2018, average debt outstanding represents the period from September 21, 2018 (commencement of the NMNLC Credit Facility) to December 31, 2018. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K for details.
(8)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

The following information sets forth NMFC's financial highlights for the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011. The ratios to average net assets have been annualized for the period May 19, 2011 to December 31, 2011.

	Year Ended December 31,				May 19, 2011 (commencement of operations) to December 31, 2011 (2)
	2015	2014	2013	2012
Per share data(1):
Net asset value at the beginning of the period	$13.83	$14.38	$14.06	$13.60	$13.50
Net investment income	1.38	1.10	—	—	—
Net realized and unrealized gains (losses)(3)	(0.77)	(0.80)	—	—	—
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(4)	—	0.44	1.45	1.33	0.78
Net realized and unrealized gains (losses)(3)(4)	—	0.19	0.35	0.84	(0.40)
Total net increase	0.61	0.93	1.80	2.17	0.38
Net change in unrealized appreciation (depreciation) of investment in NMF Holdings	—	—	—	—	0.58
Dividends declared to stockholders from net investment income	(1.36)	(1.36)	(1.45)	(1.28)	(0.78)
Dividends declared to stockholders from net realized gains	—	(0.12)	(0.03)	(0.43)	(0.08)
Net asset value at the end of the period	$13.08	$13.83	$14.38	$14.06	$13.60
Per share market value the end of the period	$13.02	$14.94	$15.04	$14.90	$13.41
Total return based on market value(5)	(4.00)%	9.66%	11.62%	24.84%	4.16%
Total return based on net asset value(6)	4.32%	6.56%	13.27%	16.61%	2.82%
Shares outstanding at end of period	64,005,387	57,997,890	45,224,755	24,326,251	10,697,691
Average weighted shares outstanding for the period	59,715,290	51,846,164	35,092,722	14,860,838	10,697,691
Average net assets for the period	$832,805	$749,732	$502,822	$196,312	$147,766
Ratio to average net assets(7):
Net investment income	9.91%	10.68%	10.10%	9.53%	9.08%
Total expenses, before waivers/reimbursements	9.28%	7.65%	8.53%	9.61%	6.62%
Total expenses, net of waivers/reimbursements	8.57%	7.41%	8.13%	8.55%	5.79%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).
(2)Data presented from May 19, 2011 to December 31, 2011 as the fund became unitized on May 19, 2011, the IPO date.
(3)Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012 were $0.06, $0.05, $0.04, and $0.03 respectively. No additional common stock issuances were made during 2011 after the IPO.
(4)For the years ended December 31, 2014, December 31, 2013 and December 31, 2012 and for the period May 19, 2011 to December 31, 2011, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.
(5)For the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase of common stock at the opening of the first day of the period and assuming a purchase of common stock at IPO, respectively, and a sale on the closing of the last day of the respective period ends. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company's dividend reinvestment plan. Total return does not reflect sales load.
(6)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(7)Ratio to average net assets for the years ended December 31, 2014, December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the year ended December 31, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company's net investment income and expenses. For the years ended December 31, 2013 and December 31, 2012 and for the period May 19, 2011 to December 31, 2011, the Company is reflecting its proportionate share of the Predecessor Operating Company's net investment income and expenses.

The following information sets forth the financial highlights for NMFC for the years ended December 31, 2015 and December 31, 2014 and NMF Holdings for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

	NMFC Year Ended December 31,		NMF Holdings Year Ended December 31,
	2015	2014	2013	2012	2011
Average debt outstanding—Holdings Credit Facility(1)	$394,945	$243,693	$184,124	$133,600	$61,561
Average debt outstanding—SLF Credit Facility(2)	—	208,377	214,317	181,395	133,825
Average debt outstanding—Convertible Notes(3)	115,000	115,000	—	—	—
Average debt outstanding—SBA-guaranteed debentures(4)	71,921	29,167	—	—	—
Average debt outstanding—NMFC Credit Facility(5)	60,477	11,227	—	—	—
Asset coverage ratio(6)	234.05%	226.70%	257.73%	235.31%	242.56%
Portfolio turnover(7)	33.93%	29.51%	40.52%	52.02%	42.13%

(1)For the year ended December 31, 2014, average debt outstanding represents the Company's average debt outstanding as well as the Company's proportionate share of the Predecessor Operating Company's average debt outstanding. The average debt outstanding for the year ended December 31, 2014 at the Holdings Credit Facility was $244,598.
(2)For the year ended December 31, 2014, average debt outstanding represents the Company's average debt outstanding as well as the Company's proportionate share of the Predecessor Operating Company's average debt outstanding for the period January 1, 2014 to December 17, 2014 (date of SLF Credit Facility merger with and into the Holdings Credit Facility). The average debt outstanding for the period January 1, 2014 to December 17, 2014 at the SLF Credit Facility was $209,333.
(3)For the year ended December 31, 2014, average debt outstanding represents the period from June 3, 2014 (issuance of the Convertible Notes) to December 31, 2014.
(4)For the year ended December 31, 2014, average debt outstanding represents the period from November 17, 2014 (date of initial SBA-guaranteed debenture borrowing) to December 31, 2014.
(5)For the year ended December 31, 2014, average debt outstanding represents the period from June 4, 2014 (commencement of the NMFC Credit Facility) to December 31, 2014.
(6)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
(7)For the year ended December 31, 2014, portfolio turnover represents the investment activity of the Predecessor Operating Company and the Company

The following table sets forth selected financial and other data for NMF Holdings when it was the Predecessor Operating Company.

	Year Ended December 31,
	2013	2012	2011
Total return based on net asset value(1)	13.27%	16.61%	10.09%
Average net assets for the period	$630,156	$474,561	$361,031
Ratio to average net assets:
Net investment income	10.10%	9.53%	10.67%
Total expenses (gross)	8.64%	9.07%	5.59%
Total expenses (net of reimbursable expenses)	8.13%	8.55%	4.99%
Net assets, end of year	$688,516	$569,939	$420,502
Average debt outstanding—Holdings Credit Facility	$184,124	$133,600	$61,561
Average debt outstanding—SLF Credit Facility	$214,317	$181,395	$133,825
Weighted average common membership units outstanding for the year	44,021,920	34,011,738	30,919,629 (2)
Asset coverage ratio	257.73%	235.31%	242.56%
Portfolio turnover	40.52%	52.02%	42.13%

(1)For the years ended December 31, 2013 and December 31, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the respective year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the year ended December 31, 2011, total return is calculated in two parts: (1) from the opening of the first day of the year to NMFC's IPO date, total return is calculated based on net income over weighted average net assets and (2) from NMFC's IPO date to the last day of the year, total return is calculated assuming a purchase at net asset value on NMFC's IPO date and a sale at net asset value on the last day of the year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(2)Weighted average common membership units outstanding presented from May 19, 2011 to December 31, 2011, as the fund became unitized on May 19, 2011, the IPO date.

Item 6.    Selected Financial Data
    The selected consolidated financial data for NMFC should be read in conjunction with the respective consolidated financial statements and related consolidated notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Financial information for the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, has been derived from our consolidated financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.

    (in thousands except shares and per share data)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statement of Operations Data:
Investment income	$273,711	$276,507	$231,465	$197,806	$168,084
Net expenses	156,367	159,354	125,433	95,602	79,976
Net investment income	117,344	117,153	106,032	102,204	88,108
Net realized (losses) gains on investments and New Mountain Net Lease Corporation ("NMNLC")	(2,802)	890	(9,657)	(39,734)	(16,717)
Net change in unrealized (depreciation) appreciation of investments and NMNLC	(53,718)	(3,488)	(22,206)	50,794	40,131
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(2,086)	(1,704)	(4,006)	(486)
Benefit (provision) for taxes	1,013	94	(112)	140	642
Less: Net increase in net assets resulting from operations related to non-controlling interest in NMNLC	(3,364)	—	—	—	—
Net increase in net assets resulting from operations	58,473	112,563	72,353	109,398	111,678
Per share data:
Net asset value	$12.62	$13.26	$13.22	$13.63	$13.46
Net increase in net assets resulting from operations (basic)	0.60	1.32	0.95	1.47	1.72
Net increase in net assets resulting from operations (diluted)(1)	0.60	1.22	0.91	1.38	1.60
Distributions declared	1.24	1.36	1.36	1.36	1.36
Consolidated Statement of Assets and Liabilities data:
Total assets(2)	$3,097,519	$3,266,055	$2,448,666	$1,928,018	$1,656,018
Holdings Credit Facility	450,163	661,563	512,563	312,363	333,513
Unsecured Notes	453,250	453,250	336,750	145,000	90,000
Convertible Notes	201,520	201,623	270,301	155,412	155,523
SBA-guaranteed debentures	300,000	225,000	165,000	150,000	121,745
NMFC Credit Facility	165,500	188,500	60,000	122,500	10,000
DB Credit Facility	244,000	230,000	57,000	—	—
Total net assets	1,221,875	1,283,468	1,006,269	1,034,975	938,562
Other data:
Total return based on market value(3)	(5.24)%	20.45%	2.70%	5.54%	19.68%
Total return based on net asset value(4)	5.52%	10.90%	7.16%	11.77%	13.98%
Number of portfolio companies at period end	104	114	92	84	78
Total new investments for the period	$457,864	$1,105,301	$1,321,559	$999,677	$558,068
Investment sales and repayments for the period	$641,776	$328,146	$802,964	$767,360	$547,078
Weighted average YTM at Cost on debt portfolio at period end (unaudited)(5)	8.6%	9.5%	10.4%	10.9%	11.1%
Weighted average YTM at Cost for Investments at period end (unaudited)(5)	8.0%	9.5%	10.4%	10.9%	10.5%
Weighted average shares outstanding for the period (basic)	96,827,342	85,209,378	76,022,375	74,171,268	64,918,191
Weighted average shares outstanding for the period (diluted)	110,084,927	100,464,045	88,627,741	83,995,395	72,863,387
Portfolio turnover	15.43%	11.58%	36.75%	41.98%	36.07%

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2020, there was anti-dilution. For the years ended December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, there was no anti-dilution.
(2)On January 1, 2016, we adopted Accounting Standard Update No. 2015-03, Interest—Imputation of Interest Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Upon adoption, we revised our presentation of deferred financing costs from an asset to a liability, which is a direct deduction to our debt on the Consolidated Statements of Assets and Liabilities.
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
(5)The weighted average yield to maturity at cost ("YTM at Cost") calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity. The weighted average yield to maturity at cost for investments ("YTM at Cost for Investments") calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors. Adjusted cost reflects the cost for post-IPO investments in accordance with accounting principles generally accepted in the U.S. ("GAAP") and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date).

Senior Securities
Information about our senior securities as of December 31, 2020, 2019, 2018, 2017, 2016, 2015 and 2014 and information about NMF Holdings' senior securities as of December 31, 2013, 2012 and 2011 are shown in the following table. The report of Deloitte & Touche LLP, an independent registered public accounting firm, on the senior securities table as of December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011 is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year (1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit (3)	Involuntary Liquidating Preference Per Unit (4)	Average Market Value Per Unit (5)
December 31, 2020
Holdings Credit Facility	$450.2	$1,807	—	N/A
2018 Convertible Notes	201.2	1,807	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,807	—	N/A
5.75% Unsecured Notes	51.8	1,807	—	$24.50
NMFC Credit Facility	165.5	1,807	—	N/A
DB Credit Facility	244.0	1,807	—	N/A
December 31, 2019
Holdings Credit Facility	661.6	1,740	—	N/A
2018 Convertible Notes	201.2	1,740	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,740	—	N/A
5.75% Unsecured Notes	51.8	1,740	—	$25.60
NMFC Credit Facility	188.5	1,740	—	N/A
DB Credit Facility	230.0	1,740	—	N/A
December 31, 2018
Holdings Credit Facility	512.6	1,814	—	N/A
2014 Convertible Notes	155.3	1,814	—	N/A
2018 Convertible Notes	115.0	1,814	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	285.0	1,814	—	N/A
5.75% Unsecured Notes	51.8	1,814	—	$24.70
NMFC Credit Facility	60.0	1,814	—	N/A
DB Credit Facility	57.0	1,814	—	N/A
December 31, 2017
Holdings Credit Facility	312.4	2,408	—	N/A
2014 Convertible Notes	155.3	2,408	—	N/A
Unsecured Notes	145.0	2,408	—	N/A
NMFC Credit Facility	122.5	2,408	—	N/A
December 31, 2016
Holdings Credit Facility	333.5	2,593	—	N/A
2014 Convertible Notes	155.3	2,593	—	N/A
Unsecured Notes	90.0	2,593	—	N/A
NMFC Credit Facility	10.0	2,593	—	N/A
December 31, 2015
Holdings Credit Facility	419.3	2,341	—	N/A
2014 Convertible Notes	115.0	2,341	—	N/A
NMFC Credit Facility	90.0	2,341	—	N/A

December 31, 2014
Holdings Credit Facility	$468.1	$2,267	—	N/A
2014 Convertible Notes	115.0	2,267	—	N/A
NMFC Credit Facility	50.0	2,267	—	N/A
December 31, 2013
Holdings Credit Facility	221.8	2,577	—	N/A
SLF Credit Facility	214.7	2,577	—	N/A
December 31, 2012
Holdings Credit Facility	206.9	2,353	—	N/A
SLF Credit Facility	214.3	2,353	—	N/A
December 31, 2011
Holdings Credit Facility	129.0	2,426	—	N/A
SLF Credit Facility	165.9	2,426	—	N/A

(1)We have excluded our SBA-guaranteed debentures from this table as a result of the SEC exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150.0% asset coverage ratio we are required to maintain under the 1940 Act. At December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014, we had $300.0 million, $225.0 million, $165.0 million, $150.0 million, $121.7 million, $117.7 million and $37.5 million, respectively, in SBA-guaranteed debentures outstanding. At December 31, 2013, 2012 and 2011, we had no outstanding SBA-guaranteed debentures. Total asset coverage per unit including the SBA-guaranteed debentures as of December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 is $1,673, $1,655, $1,718, $2,169, $2,320, $2,128 and $2,196, respectively, and unchanged for the prior years.
(2)Total amount of each class of senior securities outstanding at the end of the period presented.
(3)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(4)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The "—" in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(5)Not applicable for any of the senior securities (except the 5.75% Unsecured Notes) as they are not registered for public trading. For the 5.75% Unsecured Notes, the amounts represent the average of the daily closing prices on the New York Stock Exchange, or the NASDAQ, as applicable, for (a) the period from September 28, 2018 (date of listing) through December 31, 2018, with respect to the year ended December 31, 2018, (b) the entire 2019 fiscal year, with respect to the year ended December 31, 2019 (c) the entire 2020 fiscal year, with respect to the year ended December 31, 2020.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Finance Corporation, including its wholly-owned direct and indirect subsidiaries (collectively, "we", "us", "our", "NMFC" or the "Company").
    The following analysis of our financial condition and results of operations should be read in conjunction with our financial data and our financial statements and the notes thereto contained in Item 8.—Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. See Item 1A.—Risk Factors in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.
Forward-Looking Statements
    The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including interest and inflation rates, and the COVID-19 pandemic on the industries in which we invest;
•our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;
•the ability of our portfolio companies to achieve their objectives and the impact of the COVID-19 pandemic thereon;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in this Annual Report on Form 10-K.
    Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in this Annual Report on Form 10-K.
    We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview
    We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through December 31, 2020, we raised approximately $893.2 million in net proceeds from additional offerings of our common stock.
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
    Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2020, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in our joint ventures).
    As of December 31, 2020, our net asset value was approximately $1,221.9 million and our portfolio had a fair value of approximately $2,953.5 million in 104 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 8.6% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 8.0%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On January 29, 2021, we entered into a fifth supplement (the "Fifth Supplement") to our Amended and Restated Note Purchase Agreement, dated September 30, 2016 (the "NPA"). Pursuant to the Fifth Supplement, on January 29, 2021, we issued to institutional investors identified therein, in a private placement, $200.0 million in aggregate principal amount of five-year unsecured notes that mature on January 29, 2026 (the “2021A Unsecured Notes”) as an additional series of notes under the NPA. The 2021A Unsecured Notes will rank equal in priority with our other unsecured indebtedness. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, commencing on July 29, 2021.
On February 5, 2021, we caused notices to be issued to holders of our 5.75% Unsecured Notes due 2023 (the “5.75% Unsecured Notes”) regarding the exercise of our option to redeem all of the issued and outstanding 5.75% Unsecured Notes. We will redeem all $51.8 million in aggregate principal amount of the 5.75% Unsecured Notes on March 8, 2021.
On February 5, 2021, we caused notices to be issued to holders of our 5.313% Unsecured Notes due 2021 (the “2016 Unsecured Notes”) regarding the exercise of our option to prepay all of our $90.0 million in aggregate principal amount of issued and outstanding 2016 Unsecured Notes, which was prepaid on February 16, 2021.
    On February 17, 2021, our board of directors declared a first quarter 2021 distribution of $0.30 per share payable on March 31, 2021 to holders of record as of March 17, 2021.
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
An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a significant reduction in our net asset value as of December 31, 2020, as compared to our net asset value as of December 31, 2019. As of December 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of December 31, 2020. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Monitoring of Portfolio Investments”.

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
Basis of Accounting
    We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMFDB, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP and our majority-owned consolidated subsidiary: NMNLC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers or dealers are valued through a multi-step valuation process:
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

    The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of December 31, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,576,217	$—	$92,850	$1,483,367
Second lien	692,828	—	122,795	570,033
Subordinated	36,939	—	—	36,939
Equity and other	647,518	—	—	647,518
Total investments	$2,953,502	$—	$215,645	$2,737,857
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
    Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

    The unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of December 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,401,169	Market & income approach	EBITDA multiple	5.0x	35.0x	14.5x
			Revenue multiple	4.0x	11.0x	6.2x
			Discount rate	4.4%	18.6%	7.6%
	82,198	Market quote	Broker quote	N/A	N/A	N/A
Second lien	474,956	Market & income approach	EBITDA multiple	6.5x	32.0x	14.9x
			Discount rate	6.9%	22.6%	9.5%
	52,374	Market quote	Broker quote	N/A	N/A	N/A
	42,703	Other	N/A(1)	N/A	N/A	N/A
Subordinated	36,939	Market & income approach	EBITDA multiple	8.0x	13.5x	10.0x
			Discount rate	11.7%	13.6%	12.5%
Equity and other	647,360	Market & income approach(2)	EBITDA multiple	5.0x	19.5x	11.9x
			Discount rate	5.8%	40.9%	11.6%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,737,857

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(2)Since December 31, 2019, there were changes in valuation techniques within Level III that did not have a material impact on the valuation of these investments. Certain investments that were previously valued using Black Scholes analysis are now valued based on Market & income approach as these methods are better indicators of the fair value measurement.
NMFC Senior Loan Program I LLC
    NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I was structured as a private investment fund in which all of the investors were "qualified purchasers", as such term is defined in section 2(a)(51) of the 1940 Act. Transfer of interests in SLP I are subject to restrictions and, as a result, interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I's re-investment period ended on August 31, 2020. As of this date, the fund ceased new investment activity and any principal repayments from investments were used to repay SLP I’s revolving credit facility. Due to the expiration of the investment period, a member expressed an interest to withdraw from the fund. Effective December 11, 2020, this member, with the consent of the other members pursuant to the Withdrawal and Distribution Agreement dated as of December 11, 2020, fully withdrew as a member of SLP I through an in-kind distribution. Immediately following the effectiveness of this withdrawal, the remaining members of SLP I entered into the First Amended and Restated Limited Liability Company Agreement (the “Restated SLP I Agreement”), which among other matters, removed us as the managing member of SLP I and made other changes to its governance and management. Under the Restated SLP I Agreement, SLP I is managed and all investment decisions are made by a board of members, which has equal representation from all investors. No revisions were made to the term of SLP I or the reinvestment period end date.
As of December 31, 2020, SLP I had total investments with an aggregate fair value of approximately $124.7 million, debt outstanding of $188.9 million and capital that had been called and funded of $43.0 million. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313.7 million, debt outstanding of $227.4 million and capital that had been called and funded of $93.0 million. As of December 31, 2020 and December 31, 2019, none of SLP I's investments were on non-accrual. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of December 31, 2020 and December 31, 2019.
Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
First lien investments (1)	$127,660	$322,775
Weighted average interest rate on first lien investments (2)	4.85%	6.32%
Number of portfolio companies in SLP I	34	38
Largest portfolio company investment (1)	$7,797	$17,041
Total of five largest portfolio company investments (1)	$34,918	$77,108

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$3,678	$3,701	$3,649
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	6,866	6,809	6,836
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	6,614	6,578	6,531
ASG Technologies Group, Inc.	Software	4.50% (L + 3.50%)	7/31/2024	653	651	636
BarBri, Inc.	Education	5.00% (L + 4.00%)	12/1/2023	5,980	5,964	5,980
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	131	130	131
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	631	628	631
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	4,520	4,504	4,474
Certara Holdco, Inc.	Healthcare Information Technology	3.75% (L + 3.50%)	8/15/2024	5,138	5,134	5,145
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	452	452	423
Cvent, Inc.	Software	3.90% (L + 3.75%)	11/29/2024	6,745	6,732	6,479
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	3,433	3,426	3,419
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	6,103	6,084	5,925
Emerald 2 Limited	Business Services	3.50% (L + 3.25%)	7/10/2026	449	448	445
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	1,345	1,333	1,336
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	1,363	1,342	1,355
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	6,693	6,677	6,141
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	3,609	3,597	3,524
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	138	137	138
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,372	1,367	1,344
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	5,314	5,297	5,208
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	781	783	767
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,249	2,245	2,237
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,876	4,868	4,852
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	1,352	1,354	1,346
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,254	2,250	2,217
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	628	626	614
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	4,175	4,159	3,799
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,906	3,883	3,799
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	6,731	6,713	6,731
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,260	4,243	4,192
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	6,779	6,779	6,542
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	6,148	6,096	6,162
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	2,739	2,716	2,712
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	7,797	7,792	7,174
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	1,758	1,743	1,765
Total Funded Investments				$127,660	$127,241	$124,659

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2020.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$11,037	$10,966	$11,046
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	15,000	14,856	14,916
Affordable Care Holding Corp.	Healthcare Services	6.59% (L + 4.75%)	10/24/2022	14,455	14,336	14,093
ASG Technologies Group, Inc.	Software	5.30% (L + 3.50%)	7/31/2024	1,496	1,491	1,480
BarBri, Inc.	Education	6.46% (L + 4.25%)	12/1/2023	12,932	12,888	12,674
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	90	90	90
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,379	1,372	1,372
Bracket Intermediate Holding Corp.	Healthcare Services	6.35% (L + 4.25%)	9/5/2025	9,875	9,833	9,850
Certara Holdco, Inc.	Healthcare Information Technology	5.44% (L + 3.50%)	8/15/2024	11,261	11,238	11,261
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	987	987	986
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	2,463	2,453	2,432
Cvent, Inc.	Software	5.55% (L + 3.75%)	11/29/2024	14,738	14,704	14,725
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	13,335	13,286	13,280
Edmentum, Inc. (fka Plato, Inc.)	Education	10.43% (L + 4.50% + 4.00% PIK)	6/9/2021	11,154	11,156	11,154
Emerald 2 Limited	Business Services	5.69% (L + 3.75%)	7/10/2026	980	978	985
Explorer Holdings, Inc.	Healthcare Services	6.23% (L + 4.50%)	2/4/2027	2,925	2,895	2,949
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	2,978	2,924	2,955
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,625	14,578	13,053
Heartland Dental, LLC	Healthcare Services	5.55% (L + 3.75%)	4/30/2025	7,712	7,681	7,684
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,997	2,985	2,967
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	11,610	11,565	11,494
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	1,706	1,713	1,536
MediaOcean, LLC	Software	5.80% (L + 4.00%)	8/18/2025	3,608	3,603	3,617
Medical Solutions Holdings, Inc.	Healthcare Services	6.30% (L + 4.50%)	6/14/2024	4,913	4,903	4,905
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	10,655	10,627	10,655
National Intergovernmental Purchasing Alliance Company	Business Services	5.69% (L + 3.75%)	5/23/2025	2,955	2,960	2,955
Pelican Products, Inc.	Business Products	5.24% (L + 3.50%)	5/1/2025	4,925	4,913	4,531
PetroChoice Holdings, Inc.	Distribution & Logistics	6.93% (L + 5.00%)	8/19/2022	3,830	3,789	3,658
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	1,372	1,367	1,358
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	9,122	9,079	9,099
PSC Industrial Holdings Corp.	Industrial Services	5.49% (L + 3.75%)	10/11/2024	10,290	10,215	10,239
Salient CRGT Inc.	Federal Services	8.29% (L + 6.50%)	2/28/2022	15,323	15,250	14,595
Sierra Enterprises, LLC	Food & Beverage	5.80% (L + 4.00%)	11/11/2024	9,307	9,263	9,272
VT Topco, Inc.	Business Services	5.69% (L + 3.75%)	8/1/2025	4,823	4,769	4,821
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	14,813	14,812	12,887
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	14,931	14,787	14,968
Wrench Group LLC	Consumer Services	6.19% (L + 4.25%)	4/30/2026	4,478	4,436	4,489
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	17,041	17,002	15,933
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	6.55% (L + 4.75%)	9/30/2026	9,637	9,543	9,697
Zywave, Inc.	Software	6.93% (L + 5.00%)	11/17/2022	10,670	10,642	10,670
Zywave, Inc.	Software	6.84% (L + 5.00%)	11/17/2022	2,369	2,346	2,369
Total Funded Investments				$320,797	$319,281	$313,700
Unfunded Investments - First lien
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	174	—	(1)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	—
Wrench Group LLC	Consumer Services	—	4/30/2021	1,500	—	4
Total Unfunded Investments				$1,978	$(1)	$2
Total Investments				$322,775	$319,280	$313,702

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.
Below is certain summarized financial information for SLP I as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020 and December 31, 2019:

Selected Balance Sheet Information:	December 31, 2020	December 31, 2019
	(in thousands)	(in thousands)
Investments at fair value (cost of $127,241 and $319,280, respectively)	$124,659	$313,702
Receivable from in-kind distributions	100,271	—
Receivable from unsettled securities sold	1,665	—
Cash and other assets	6,461	8,096
Total assets	$233,056	$321,798

Credit facility	$188,867	$227,367
Deferred financing costs	(397)	(1,184)
Distribution payable	2,538	2,741
Payable for unsettled securities purchased	—	2,895
Other liabilities	1,364	2,539
Total liabilities	192,372	234,358

Members' capital	$40,684	$87,440
Total liabilities and members' capital	$233,056	$321,798

	Year Ended December 31,
Selected Statement of Operations Information:	2020	2019
	(in thousands)	(in thousands)
Interest income	$17,609	$22,618
Other income	58	189
Total investment income	17,667	22,807

Interest and other financing expenses	5,518	10,356
Other expenses	1,708	1,668
Total expenses	7,226	12,024
Less: expenses waived and reimbursed	(155)	(202)
Net expenses	7,071	11,822
Net investment income	10,596	10,985

Net realized (losses) gains on investments	(400)	133
Net change in unrealized (depreciation) appreciation of investments	(2,831)	263
Net increase in members' capital	$7,365	$11,381
Pursuant to the Restated SLP I Agreement, we are no longer entitled to, and SLP I no longer pays management fees for investment management services provided to SLP I. For the period January 1, 2020 to December 11, 2020, and for the year ended December 31, 2019, we earned approximately $0.9 million, and $1.1 million, respectively, in management fees related to SLP I, which is included in other income. As of December 31, 2020 and December 31, 2019, approximately $0.1 million and $0.3 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2020 and December 31, 2019, we earned approximately $2.8 million, and $3.1 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2020 and December 31, 2019, approximately $0.7 million and $0.7 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
We have determined that SLP I is an investment company under ASC 946; however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation ("ASC 810") concludes that in an investment fund where members have equal decision making authority, it is not appropriate for one member to consolidate since neither has control. Accordingly, we do not consolidate SLP I.
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
    SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of December 31, 2020, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of December 31, 2020 and December 31, 2019.
    On April 12, 2016, SLP II entered into its revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the LIBOR plus 1.60% per annum. As of December 31, 2020 and December 31, 2019, SLP II had total investments with an aggregate fair value of approximately $271.1 million and $340.0 million, respectively, and debt outstanding under its credit facility of $184.0 million and $246.9 million, respectively. As of December 31, 2020 and December 31, 2019, none of SLP II's investments were on non-accrual. Additionally, as of December 31, 2020 and December 31, 2019, SLP II had unfunded commitments in the form of delayed draws of $0 and $17.0 million, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
First lien investments (1)	$279,678	$351,160
Weighted average interest rate on first lien investments (2)	5.07%	6.29%
Number of portfolio companies in SLP II	32	37
Largest portfolio company investment (1)	$16,481	$17,456
Total of five largest portfolio company investments (1)	$75,522	$78,932

(1)Reflects principal amount or par value of investments.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$4,613	$4,598	$4,577
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,481	16,410	15,612
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	283	282	283
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,365	1,359	1,365
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	1,341	1,329	1,341
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/30/2026	8,584	8,509	8,584
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	3,652	3,643	3,630
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,026	2,019	1,895
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,588	10,556	9,900
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	7,425	7,409	7,394
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	14,608	14,563	14,182
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,129	3,101	3,106
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,475	14,439	13,281
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,411	4,373	4,411
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	13,755	13,648	13,600
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,225	5,196	4,937
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,865	1,863	1,828
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	7,225	7,219	7,080
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,580	11,549	11,376
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,767	2,760	2,753
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,073	2,069	2,063
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,034	12,011	11,975
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,133	10,105	10,158
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	1,358	1,354	1,328
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,418	12,379	11,300
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,028	3,011	2,945
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,478	12,445	12,478
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	14,663	14,663	14,149
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	5,418	5,372	5,431
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	5,924	5,875	5,865
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,649	14,641	13,477
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	4,088	4,053	4,105
Total Funded Investments				$279,678	$278,595	$271,149

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2020.
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

    Below is certain summarized financial information for SLP II as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020 and December 31, 2019.

Selected Balance Sheet Information:	December 31, 2020	December 31, 2019
	(in thousands)	(in thousands)
Investments at fair value (cost of $278,595 and $346,321, respectively)	$271,149	$339,985
Cash and other assets	8,759	8,159
Total assets	$279,908	$348,144

Credit facility	$183,970	$246,870
Deferred financing costs	(534)	(1,408)
Payable for unsettled securities purchased	—	3,113
Distribution payable	2,500	3,250
Other liabilities	1,058	2,367
Total liabilities	186,994	254,192

Members' capital	$92,914	$93,952
Total liabilities and members' capital	$279,908	$348,144

	Year Ended December 31,
Selected Statement of Operations Information:	2020	2019
	(in thousands)	(in thousands)
Interest income	$18,035	$24,175
Other income	89	145
Total investment income	18,124	24,320

Interest and other financing expenses	5,814	10,882
Other expenses	469	532
Total expenses	6,283	11,414
Less: expenses waived and reimbursed	—	(20)
Net expenses	6,283	11,394
Net investment income	11,841	12,926

Net realized (losses) gains on investments	(800)	410
Net change in unrealized depreciation of investments	(1,111)	(1,958)
Net increase in members' capital	$9,930	$11,378
For the years ended December 31, 2020 and December 31, 2019, we earned approximately $8.7 million and $11.1 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of December 31, 2020 and December 31, 2019, approximately $2.0 million and $2.6 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
    SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2020, we and SkyKnight II have committed $140.0 million and $35.0 million, respectively, of equity to SLP III. As of December 31, 2020, we and SkyKnight II have contributed $120.0 million and $30.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of December 31, 2020 and December 31, 2019.
    On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of December 31, 2020 and December 31, 2019, SLP III had total investments with an aggregate fair value of approximately $610.0 million and $475.2 million, respectively, and debt outstanding under its credit facility of $424.2 million and $355.4 million, respectively. As of December 31, 2020 and December 31, 2019, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2020 and December 31, 2019, SLP III had unfunded commitments in the form of delayed draws of $7.8 million and $10.6 million, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
First lien investments (1)	$626,985	$493,787
Weighted average interest rate on first lien investments (2)	4.72%	5.95%
Number of portfolio companies in SLP III	69	49
Largest portfolio company investment (1)	$23,735	$23,947
Total of five largest portfolio company investments (1)	$99,159	$99,906

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$868	$868	$861
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,901	5,850	5,827
AG Parent Holdings, LLC	Healthcare Services	5.15% (L + 5.00%)	7/31/2026	12,375	12,323	12,251
Ascensus Specialties LLC	Business Services	4.90% (L + 4.75%)	9/24/2026	9,900	9,858	9,931
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.40% (L + 4.25%)	10/9/2026	5,955	5,904	5,900
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,490	11,412	11,605
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.15% (L + 4.00%)	6/11/2026	10,869	10,780	10,801
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,654	19,573	19,654
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,081	4,062	4,081
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	4,292	4,254	4,292
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	671	665	671
Bluefin Holding, LLC	Software	4.15% (L + 4.00%)	9/4/2026	9,900	9,775	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	14,663	14,610	14,516
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	11,217	11,190	11,147
Cano Health, LLC	Healthcare Services	5.50% (L + 4.75%)	11/23/2027	6,308	6,244	6,244
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,038	6,932	6,967
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
Certara Holdco, Inc.	Healthcare I.T.	3.75% (L + 3.50%)	8/15/2024	1,246	1,248	1,247
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	977	977	914
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,833	5,804	5,833
Confluent Health, LLC	Healthcare Services	5.15% (L + 5.00%)	6/24/2026	4,398	4,354	4,348
Covenant Surgical Partners, Inc.	Healthcare Services	4.15% (L + 4.00%)	7/1/2026	9,876	9,795	9,678
CRCI Longhorn Holdings, Inc.	Business Services	3.65% (L + 3.50%)	8/8/2025	14,663	14,611	14,498
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	9,900	9,879	9,859
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,636	14,611	14,421
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	18,576	18,511	18,035
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,911	3,876	3,883
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	12,071	12,057	11,796
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	2,838	2,834	2,773
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,513	6,513	6,513
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,520	14,527	13,322
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	18,540	18,478	18,104
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	18,440	18,270	18,440
Higginbotham Insurance Agency, Inc.	Financial Services	6.50% (L + 5.75%)	11/25/2026	7,187	7,134	7,331
Idera, Inc.	Software	5.00% (L + 4.00%)	6/28/2024	9,435	9,406	9,435
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	983	975	971
Kestra Advisor Services Holdings A, Inc.	Business Services	4.40% (L + 4.25%)	6/3/2026	9,381	9,318	9,241
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	2,627	2,612	2,575
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	678	674	665
Maravai Intermediate Holdings, LLC	Healthcare Products	5.25% (L + 4.25%)	10/19/2027	4,125	4,085	4,148
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	4,729	4,725	4,645
Mavis Tire Express Services Corp.	Retail	5.00% (L + 4.00%)	3/20/2025	4,828	4,733	4,846
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	10,272	10,191	10,148
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	2,576	2,554	2,545
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,502	4,492	4,480
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	8,701	8,698	8,658
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.43% (L + 4.25%)	3/9/2026	8,887	8,887	8,897

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.51% (L + 4.25%)	3/9/2026	$398	$398	$398
Navex Topco, Inc.	Software	3.40% (L + 3.25%)	9/5/2025	18,208	18,079	17,929
Navicure, Inc.	Healthcare Services	4.75% (L + 4.00%)	10/22/2026	4,107	4,097	4,110
Newport Group Holdings II, Inc.	Business Services	3.75% (L + 3.50%)	9/12/2025	4,888	4,870	4,851
Orion Advisor Solutions, Inc.	Business Services	5.00% (L + 4.00%)	9/24/2027	5,237	5,186	5,260
Outcomes Group Holdings, Inc.	Healthcare Services	3.50% (L + 3.25%)	10/24/2025	3,400	3,394	3,349
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,875	4,867	4,796
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	15,272	15,225	15,310
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	6,484	6,419	6,496
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	13,583	13,538	13,279
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,822	9,786	8,939
Project Boost Purchaser, LLC	Business Services	5.00% (L + 4.25%)	6/1/2026	1,995	1,975	2,002
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Ryan Specialty Group, LLC	Business Services	4.00% (L + 3.25%)	9/1/2027	3,491	3,441	3,491
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,431	2,429	2,393
Sovos Brands Intermediate, Inc.	Food & Beverage	4.96% (L + 4.75%)	11/20/2025	3,591	3,582	3,609
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.50% (L + 4.25%)	7/30/2025	12,183	12,161	11,665
Symplr Software, Inc.(fka Caliper Software, Inc.)	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	10,000	9,850	9,913
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	15,000	14,888	14,888
TIBCO Software Inc.	Software	3.90% (L + 3.75%)	6/30/2026	7,654	7,637	7,572
Unified Women’s Healthcare, LP	Healthcare Servies	5.00% (L + 4.25%)	12/20/2027	10,000	9,923	9,975
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	17,127	17,127	16,527
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	19,868	19,701	19,914
VT Topco, Inc.	Business Services	3.65% (L + 3.50%)	8/1/2025	2,795	2,795	2,763
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,691	9,685	8,915
Total Funded Investments				$619,147	$615,974	$609,981
Unfunded Investments - First Lien
Cano Health, LLC	Healthcare Services	—	11/23/2027	$2,300	$(23)	$(23)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(40)
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2026	2,023	(15)	40
Planview Parent, Inc.	Software	—	12/17/2027	1,515	—	3
Total Unfunded Investments				$7,838	$(58)	$(20)
Total Investments				$626,985	$615,916	$609,961

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2020.
(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

    The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2019.

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$1,204	$1,204	$1,205
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Affordable Care Holding Corp.	Healthcare Services	6.59% (L + 4.75%)	10/24/2022	5,963	5,884	5,814
AG Parent Holdings, LLC	Healthcare Services	6.91% (L + 5.00%)	7/31/2026	12,500	12,440	12,406
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	6.26% (L + 4.25%)	10/9/2026	6,000	5,941	5,970
Ascensus Specialties LLC	Business Services	6.44% (L + 4.75%)	9/24/2026	10,000	9,951	9,975
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	9,167	9,080	9,224
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	229	243	231
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	19,853	19,759	19,753
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,302	1,296	1,296
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	4,324	4,281	4,373
Bluefin Holding, LLC	Software	6.14% (L + 4.25%)	9/4/2026	10,000	9,855	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	6.35% (L + 4.25%)	9/5/2025	14,813	14,750	14,775
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	14,775	14,732	14,560
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
Certara Holdco, Inc.	Healthcare I.T.	5.44% (L + 3.50%)	8/15/2024	1,262	1,266	1,262
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	987	987	986
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	14,775	14,716	14,590
Covenant Surgical Partners, Inc.	Healthcare Services	5.69% (L + 4.00%)	7/1/2026	9,975	9,881	9,913
CRCI Longhorn Holdings, Inc.	Business Services	5.19% (L + 3.50%)	8/8/2025	14,813	14,751	14,414
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	5.55% (L + 3.75%)	6/6/2025	14,786	14,755	14,737
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	18,766	18,688	18,688
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.26% (L + 4.50%)	11/20/2026	3,931	3,892	3,964
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,670	14,679	13,093
Heartland Dental, LLC	Healthcare Services	5.55% (L + 3.75%)	4/30/2025	18,317	18,243	18,248
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	5,556	5,500	5,535
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	5,572	5,548	5,576
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	993	983	978
Kestra Advisor Services Holdings A, Inc.	Business Services	6.20% (L + 4.25%)	6/3/2026	9,476	9,402	9,477
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,654	2,634	2,627
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	685	680	678
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	4,778	4,773	4,300
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	10,376	10,282	10,402
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	553	549	554
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	4,549	4,534	4,549
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
National Intergovernmental Purchasing Alliance Company	Business Services	5.69% (L + 3.75%)	5/23/2025	8,790	8,786	8,790
Navex Topco, Inc.	Software	5.05% (L + 3.25%)	9/5/2025	18,394	18,237	18,448
Netsmart Technologies, Inc.	Healthcare I.T.	5.55% (L + 3.75%)	4/19/2023	10,330	10,330	10,308
Newport Group Holdings II, Inc.	Business Services	5.65% (L + 3.75%)	9/12/2025	4,938	4,917	4,950
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	11,770	11,723	11,579

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Outcomes Group Holdings, Inc.	Healthcare Services	5.41% (L + 3.50%)	10/24/2025	$6,435	$6,421	$6,344
Pelican Products, Inc.	Business Products	5.24% (L + 3.50%)	5/1/2025	4,925	4,915	4,531
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	15,430	15,371	15,363
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	13,723	13,666	13,580
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	9,924	9,878	9,899
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	14,850	14,790	14,739
Sierra Enterprises, LLC	Food & Beverage	5.80% (L + 4.00%)	11/11/2024	2,456	2,454	2,447
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	14,812	14,782	14,905
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	17,302	17,302	15,053
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	20,069	19,875	20,119
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	9,791	9,784	9,155
Total Funded Investments				$483,179	$480,816	$475,207
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,580	$(16)	$10
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	676	(7)	8
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(13)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(2)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	2,044	(20)	5
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(3)
Total Unfunded Investments				$10,608	$(80)	$(9)
Total Investments				$493,787	$480,736	$475,198

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019
(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

    Below is certain summarized financial information for SLP III as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020 and December 31, 2019:

Selected Balance Sheet Information:	December 31, 2020	December 31, 2019
	(in thousands)	(in thousands)
Investments at fair value (cost of $615,916 and $480,736, respectively)	$609,961	$475,198
Cash and other assets	10,292	12,836
Total assets	$620,253	$488,034

Credit facility	$424,200	$355,400
Deferred financing costs	(2,471)	(2,385)
Payable for unsettled securities purchased	47,192	8,166
Distribution payable	3,800	3,650
Other liabilities	2,618	3,736
Total liabilities	475,339	368,567

Members' capital	$144,914	$119,467
Total liabilities and members' capital	$620,253	$488,034

	Year Ended December 31,
Selected Statement of Operations Information:	2020	2019
	(in thousands)	(in thousands)
Interest income	$27,475	$27,226
Other income	576	368
Total investment income	28,051	27,594

Interest and other financing expenses	11,872	14,129
Other expenses	747	632
Total expenses	12,619	14,761
Less: expenses waived and reimbursed	—	(22)
Net expenses	12,619	14,739
Net investment income	15,432	12,855

Net realized gains on investments	262	263
Net change in unrealized (depreciation) appreciation of investments	(417)	2,528
Net increase in members' capital	$15,277	$15,646

For the years ended December 31, 2020 and December 31, 2019, we earned approximately $11.9 million and $10.5 million, respectively, of dividend income related to SLP III, which is included in dividend income. As of December 31, 2020 and December 31, 2019, approximately $3.0 million and $2.9 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
    NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of December 31, 2020.

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
    Below is certain summarized property information for NMNLC as of December 31, 2020:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2020
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$67,835
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	29,130
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	14,885
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	12,302
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	7,410
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,084
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	6,852
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,830
NM KRLN LLC	None	N/A	MD	95	1,501
					$150,829
Collateralized agreements or repurchase financings
    We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2020 and December 31, 2019, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $21.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of December 31, 2020, the SPP Agreement has a cost basis of $14.5 million and a fair value of $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
    Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
    Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2020 and December 31, 2019, we recognized PIK and non-cash interest from investments of approximately $17.0 million and $9.5 million, respectively, and PIK and non-cash dividends from investments of approximately $13.4 million and $18.7 million, respectively.
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
    The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of December 31, 2020:

(in millions)	As of December 31, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$376.0	12.4%	$378.6	12.7%
Investment Rating 2	2,392.3	79.0%	2,448.0	82.3%
Investment Rating 3	148.8	4.9%	111.2	3.8%
Investment Rating 4	110.6	3.7%	37.1	1.2%
	$3,027.7	100.0%	$2,974.9	100.0%
    As of December 31, 2020, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of six portfolio companies that had an Investment Rating of 3 and five portfolio companies that had an Investment Rating of 4.
During the second quarter of 2020, our subordinated position in Permian Holdco 3, Inc. was placed on non-accrual status and had an investment rating of 4. Our subordinated positions in Permian Holdco 2, Inc. and preferred shares in Permian Holdco 1, Inc. remain on non-accrual status with an investment rating of 4 due to its ongoing restructuring, which included the filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware on July 19, 2020. As of December 31, 2020, our common shares in Permian Holdco 1, Inc. had an investment rating of 4. As of December 31, 2020, our investments in Permian Holdco 1, Inc., Permian Holdco 2, Inc. and Permian Holdco 3, Inc., on non-accrual had an aggregate cost basis of $10.9 million and an aggregate fair value of $0. As of December 31, 2020, our investments in Permian Holdco 1, Inc., Permian Holdco 2, Inc. and Permian Holdco 3, Inc. with an investment rating of 4 had an aggregate cost basis of $12.2 million and an aggregate fair value of $0. During the three months ended March 31, 2020, we reversed $3.4 million of previously recorded PIK dividends related to our investment in Permian Holdco 1, Inc. as we believe these PIK dividends will ultimately not be collectible. During the three months ended June 30, 2020, we reversed $2.0 million of previously recorded PIK interest related to our investments in Permian Holdco 2, Inc. as we believe this PIK interest will ultimately not be collectible.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status and the investment had a rating of 4. As of December 31, 2020, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0 and total unearned dividend income of $3.9 million for the year then ended. During the fourth quarter of 2020, we placed an aggregate principal amount of $9.4 million of our investment in our senior preferred shares of UniTek on non-accrual status and the investment had a rating of 4. As of December 31, 2020, our senior preferred shares of UniTek on non-accrual had an aggregate cost basis of $9.4 million, an aggregate fair value of $3.8 million and total unearned dividend income of $0.1 million for the year then ended.
    During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of December 31, 2020, our investment in EDMC with an Investment Rating of 4 had an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the year then ended.
Since March 31, 2020, our investment in NM KRLN LLC had an investment rating of 4 and had an aggregate cost basis of $8.6 million and an aggregate fair value of $1.5 million.
Since December 31, 2019, our subordinated position in PPVA Black Elk (Equity) LLC had an investment rating of 4. As of December 31, 2020, our investment in this security had an aggregate cost basis of $14.5 million and an aggregate fair value of $10.4 million.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual and the investment had an Investment Rating of 4. As of December 31, 2020, our investment in this security had an aggregate cost basis of $30.0 million and an aggregate fair value of $21.4 million.

In response to the continuing impact of the outbreak of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the COVID-19 pandemic's impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a “Risk Rating” of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact, due to the COVID-19 pandemic, and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Rating of our portfolio companies as of December 31, 2020:

(in millions)	As of December 31, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$95.5	3.1%	$65.0	2.2%
Orange	160.9	5.3%	149.2	5.0%
Yellow	195.5	6.5%	143.7	4.8%
Green	2,575.8	85.1%	2,617.0	88.0%
	$3,027.7	100.0%	$2,974.9	100.0%

Portfolio and Investment Activity
    The fair value of our investments was approximately $2,953.5 million in 104 portfolio companies at December 31, 2020 and approximately $3,160.3 million in 114 portfolio companies at December 31, 2019.
    The following table shows our portfolio and investment activity for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31,
(in millions)	2020	2019
New investments in 30 and 63 portfolio companies, respectively	$457.9	$1,105.3
Debt repayments in existing portfolio companies	388.2	215.1
Sales of securities in 19 and 15 portfolio companies, respectively	264.9	113.1
Change in unrealized appreciation on 59 and 57 portfolio companies, respectively	40.5	50.8
Change in unrealized depreciation on 57 and 64 portfolio companies, respectively	(94.2)	(54.3)

Recent Accounting Standards Updates
    See Item 8.—Financial Statements and Supplementary Data—Note 15. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.

Results of Operations for the Years Ended December 31, 2020 and December 31, 2019
Results of Operations for the fiscal year ended December 31, 2018 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in NMFC's Annual Report on Form 10-K filed on February 26, 2020, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2020	2019
Total interest income	$211,552	$208,722
Total dividend income	48,405	53,782
Other income	13,754	14,003
Total investment income	$273,711	$276,507
    Our total investment income decreased by approximately $2.8 million, or (1)%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For the year ended December 31, 2020, total investment income of $273.7 million consisted of approximately $183.0 million in cash interest from investments, approximately $17.0 million in PIK and non-cash interest from investments, approximately $1.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $10.3 million, approximately $35.0 million in cash dividends from investments, approximately $13.4 million in PIK and non-cash dividends from investments and approximately $13.7 million in other income. The increase in interest income of approximately $2.8 million from the year ended December 31, 2019 to the year ended December 31, 2020, was primarily attributable to larger invested balances. Our larger invested balances were driven by higher drawn balances on our SBA-guaranteed debentures and revolving credit facilities and proceeds from the July 2019 and October 2019 public offerings of our common stock, all of which contributed to the origination of new investments. The decrease in dividend income from the year ended December 31, 2019 to the year ended December 31, 2020 was primarily due to the reversal of approximately $3.4 million of previously recorded PIK dividends related to our preferred shares in Permian Holdco 1, Inc., which was deemed to no longer be collectible, and placing the junior preferred shares of UniTek on non-accrual status. Other income during the year ended December 31, 2020, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 25 different portfolio companies and management fees from a non-controlled affiliated portfolio company.
Operating Expenses

	Year Ended December 31,
(in thousands)	2020	2019
Management fee	$53,032	$49,115
Less: management fee waiver	(12,311)	(12,012)
Total management fee	40,721	37,103
Incentive fee	29,211	29,288
Less: incentive fee waiver	(500)	—
Total incentive fee	28,711	29,288
Interest and other financing expenses	78,047	84,297
Administrative fees	4,408	4,046
Professional fees	3,537	3,065
Other general and administrative expenses	1,845	1,796
Total expenses	157,269	159,595
Less: expenses waived and reimbursed	(924)	(335)
Net expenses before income taxes	156,345	159,260
Income tax expense	22	94
Net expenses after income taxes	$156,367	$159,354
    Our total net operating expenses decreased by approximately $3.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Our management fee increased by approximately $3.6 million, net of a management fee waiver, and our incentive fee decreased by approximately $0.6 million, net of an incentive fee waiver, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in management fees was attributable to larger invested balances, driven by our use of leverage from our revolving credit facilities and SBA-guaranteed debentures and proceeds from our July 2019 and October 2019 public offerings of our common stock used to originate new investments. The decrease in incentive fees was primarily attributable to an incentive fee waiver by the Investment Adviser during the year ended December 31, 2020.
    Interest and other financing expenses decreased by approximately $6.3 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to lower LIBOR rates on our floating rate borrowings. Our total professional fees, administrative fees, net of expenses waived and reimbursed, and other general and administrative expenses for the year ended December 31, 2020 as compared to the year ended December 31, 2019 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2020	2019
Net realized (losses) gains on investments	$(2,802)	$890
Net change in unrealized depreciation of investments	(53,718)	(3,488)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(2,086)
Benefit for taxes	1,013	94
Net realized and unrealized losses	$(55,507)	$(4,590)
    Our net realized and unrealized losses resulted in a net loss of approximately $55.5 million for the year ended December 31, 2020 compared to the net realized gains and unrealized losses resulting in a net loss of approximately $4.6 million for the same period in 2019. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2020 was primarily driven by the decrease in market prices of certain investments during the period due to the impact of the COVID-19 pandemic. See Monitoring of Portfolio Investments above for more details regarding the continuing impact of the COVID-19 pandemic on the health of our portfolio companies. The provision for income taxes was attributable to equity investments that are held as of December 31, 2020 in three of our corporate subsidiaries. The net loss for the year ended December 31, 2019 was nominal.
Liquidity and Capital Resources
    The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
    Since our IPO, and through December 31, 2020, we raised approximately $893.2 million in net proceeds from additional offerings of common stock.
    Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2020, our asset coverage ratio was 180.68%.
    At December 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $79.0 million and $48.6 million, respectively. Our cash provided by (used in) operating activities during the years ended December 31, 2020 and December 31, 2019, was approximately $301.1 million and $(718.5) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Borrowings
    Holdings Credit Facility—On October 24, 2017, we entered into the Third Amended and Restated Loan and Security Agreement among us, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on September 30, 2020, the maturity date of the Holdings Credit Facility is September 30, 2023, and the maximum facility amount is the lesser of $800.0 million and the actual commitments of the lenders to make advances as of such date.
    As of December 31, 2020, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $745.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
    As of the most recent amendment on September 30, 2020, the Holdings Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Third Amended and Restated Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Previously the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amended and Restated Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).
     The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31,
(in millions)	2020	2019
Interest expense	$14.2	$25.4
Non-usage fee	$1.3	$0.6
Amortization of financing costs	$1.5	$2.8
Weighted average interest rate	2.7%	4.3%
Effective interest rate	3.2%	4.8%
Average debt outstanding	$526.6	$598.1
    As of December 31, 2020 and December 31, 2019, the outstanding balance on the Holdings Credit Facility was $450.2 million and $661.6 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
    As of December 31, 2020, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.

    The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31,
(in millions)	2020	2019
Interest expense	$5.0	$5.1
Non-usage fee	$0.1	$0.1
Amortization of financing costs	$0.1	$0.3
Weighted average interest rate	3.2%	4.8%
Effective interest rate	3.4%	5.2%
Average debt outstanding	$155.5	$105.5
    As of December 31, 2020 and December 31, 2019, the outstanding balance on the NMFC Credit Facility was $165.5 million and $188.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
    As of December 31, 2020, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
    The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to June 28, 2019, the "Applicable Margin" is equal to 2.85% during the Revolving Period and then increases by 0.20% during an Event of Default. Effective June 28, 2019, the Applicable Margin is equal to 2.60% during the Revolving Period and then increases by 0.02% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. We are also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the Loan Financing and Servicing Agreement) and a facility agent fee of 0.25% per annum on the total facility amount.
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31,
(in millions)	2020	2019
Interest expense(1)	$8.5	$5.8
Non-usage fee(1)	$0.2	$0.2
Amortization of financing costs	$0.6	$0.4
Weighted average interest rate	3.6%	5.1%
Effective interest rate	4.0%	5.6%
Average debt outstanding	$233.6	$114.0

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
    As of December 31, 2020 and December 31, 2019, the outstanding balance on the DB Credit Facility was $244.0 million and $230.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, by and between us, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of December 31, 2020, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the year ended December 31, 2020, amortization of financing costs were less than $50.0 thousand.
    NMNLC Credit Facility—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, by and between NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by us and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.
    The NMNLC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement).
For the year ended December 31, 2020, interest expense, non-usage fees and amortization of financing costs were each less than $50.0 thousand. For the year ended December 31, 2019, interest expense and amortization of financing costs were $0.1 million and $0.1 million, respectively, and non-usage fees were less than $50 thousand. The NMNLC Credit Facility matured on September 23, 2020. As of December 31, 2019, the outstanding balance on the NMNLC Credit Facility was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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
    The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes as of December 31, 2020.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at December 31, 2020	10.0%
Conversion rate at December 31, 2020(1)(2)	65.8762
Conversion price at December 31, 2020(2)(3)	$15.18
Last conversion price calculation date	August 20, 2020

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at December 31, 2020 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
The 2018 Convertible Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the 2018 Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. As reflected in Item 8.—Financial Statements and Supplemental Data—Note 12. Earnings Per Share in this Annual Report on Form 10-K, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.

    The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31,
(in millions)	2020	2019
Interest expense	$11.6	$13.0
Amortization of financing costs	$0.4	$0.8
Amortization of premium	$(0.1)	$(0.1)
Weighted average interest rate	5.8%	5.5%
Effective interest rate	5.9%	5.8%
Average debt outstanding	$201.2	$234.3

    As of December 31, 2020 and December 31, 2019, the outstanding balance on the Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.

    Unsecured Notes
    On May 6, 2016, we issued $50.0 million in aggregate principal amount of our 2016 Unsecured Notes that mature on May 15, 2021, pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, we issued $116.5 million in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA. The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bear interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
On September 25, 2018, we closed a registered public offering of $50.0 million in aggregate principal amount of our 5.75% Unsecured Notes that mature on October 1, 2023 (the 5.75% Unsecured Notes, together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes and 2018B Unsecured Notes, the "Unsecured Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, we issued an additional $1.8 million aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
The 5.75% Unsecured Notes bear interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 5.75% Unsecured Notes will mature on October 1, 2023 unless earlier redeemed. The 5.75% Unsecured Notes were listed on the New York Stock Exchange and traded under the trading symbol “NMFX” until September 13, 2020. On September 14, 2020, the 5.75% Unsecured Notes began trading on the NASDAQ Global Select Market (the "NASDAQ") under the ticker symbol "NMFCL".
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31,
(in millions)	2020	2019(1)
Interest expense	$23.8	$21.7
Amortization of financing costs	$1.3	$1.2
Weighted average interest rate	5.3%	5.2%
Effective interest rate	5.5%	5.5%
Average debt outstanding	$453.3	$414.9

(1)For the year ended December 31, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance of the 2019A Unsecured Notes) to December 31, 2019.
As of December 31, 2020 and December 31, 2019, the outstanding balance on the Unsecured Notes was $453.3 million and $453.3 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
    As of December 31, 2020 and December 31, 2019, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of December 31, 2020 and December 31, 2019, SBIC II had regulatory capital of $75.0 million and $64.5 million, respectively, and $150.0 million and $75.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
The following table summarizes our SBA-guaranteed debentures as of December 31, 2020.

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

    The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31,
(in millions)	2020	2019
Interest expense	$8.0	$5.8
Amortization of financing costs	$1.0	$0.6
Weighted average interest rate	2.8%	3.2%
Effective interest rate	3.1%	3.6%
Average debt outstanding	$285.9	$179.4

    The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2020 and December 31, 2019, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2020 and December 31, 2019, we had outstanding commitments to third parties to fund investments totaling $73.1 million and $203.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2020 and December 31, 2019, we had commitment letters to purchase investments in aggregate par amount of $44.9 million and $34.2 million, respectively. As of December 31, 2020 and December 31, 2019, we had not entered into any bridge financing commitments which could require funding in the future.
As of December 31, 2020, we had unfunded commitments related to an equity investment in SLP III of $20.0 million, which may be funded at our discretion.

Contractual Obligations
    A summary of our significant contractual payment obligations as of December 31, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$450.2	$—	$450.2	$—	$—
Unsecured Notes(2)	453.3	90.0	246.8	116.5	—
DB Credit Facility(3)	244.0	—	244.0	—	—
SBA-guaranteed debentures(4)	300.0	—	—	103.8	196.2
Convertible Notes(5)	201.2	—	201.2	—	—
NMFC Credit Facility(6)	165.5	—	165.5	—	—
Total Contractual Obligations	$1,814.2	$90.0	$1,307.7	$220.3	$196.2

(1)Under the terms of the $745.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($450.2 million as of December 31, 2020) must be repaid on or before September 30, 2023. As of December 31, 2020, there was approximately $294.8 million of possible capacity remaining under the Holdings Credit Facility.
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
(3)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($244.0 million as of December 31, 2020) must be repaid on or before December 14, 2023. As of December 31, 2020, there was approximately $36.0 million of possible capacity remaining under the DB Credit Facility.
(4)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(5)The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(6)Under the terms of the $188.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($165.5 million as of December 31, 2020) must be repaid on or before June 4, 2022. As of December 31, 2020, there was approximately $23.0 million of available capacity remaining under the NMFC Credit Facility.
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
Distributions and Dividends
    Distributions declared and paid to stockholders for the year ended December 31, 2020 totaled $120.1 million.

    The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2020 and December 31, 2019:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020
Fourth Quarter	October 28, 2020	December 16, 2020	December 30, 2020	$0.30
Third Quarter	July 29, 2020	September 16, 2020	September 30, 2020	0.30
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
				$1.24

December 31, 2019
Fourth Quarter	November 4, 2019	December 13, 2019	December 27, 2019	$0.34
Third Quarter	August 1, 2019	September 13, 2019	September 27, 2019	0.34
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
				$1.36
    Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2020 and December 31, 2019, total distributions were $120.1 million and $117.4 million, respectively, of which the distributions were comprised of approximately 84.58% and 72.01%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 15.42% and 27.99%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
    We intend to pay quarterly distributions to our stockholders in amounts sufficient to maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
    We maintain an "opt out" dividend reinvestment plan on behalf of our common stockholders, pursuant to which each of our stockholders' cash distributions will be automatically reinvested in additional shares of common stock, unless the stockholder elects to receive cash. See Item 8—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies in this Annual Report on Form 10-K for additional details regarding our dividend reinvestment plan.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended

December 31, 2020 approximately $2.7 million of indirect administrative expenses were included in administrative expenses, of which approximately $0.9 million were waived by the Administrator. As of December 31, 2020, approximately $0.7 million of indirect administrative expenses were included in payable to affiliates. For the year ended December 31, 2020, the reimbursement to the Administrator represented approximately 0.06% of our gross assets.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance".
    In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors, which is available on our website at http://www.newmountainfinance.com. These officers and directors also remain subject to the duties imposed by the 1940 Act, and the Delaware General Corporation Law.
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
On March 30, 2020, we entered into the Unsecured Management Company Revolver with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. Refer to Item 8 - Financial Statements and Supplementary Data - Note 7. Borrowings, for discussion of the Unsecured Management Company Revolver.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2020, certain of the loans held in our portfolio had floating interest rates. As of December 31, 2020, approximately 93.26% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 6.74% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.21%
Base Interest Rate	—%
+100 Basis Points	1.78%
+200 Basis Points	11.96%
+300 Basis Points	22.15%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value – Investments — Refer to Footnote 2, 3, and 4 in the consolidated financial statements

Critical Audit Matter Description

The Company invests in debt securities, including first and second lien debt, notes, bonds, mezzanine securities, and equity interests. The Company’s determination of fair value for these investments involves subjective judgments and estimates utilizing a market approach, an income approach, or both approaches, as appropriate. These approaches require management to make judgments and estimates related to significant unobservable inputs including market value cash flow (EBITDA), multiples of publicly traded comparable companies and comparable transactions, and the discount rate established utilizing a combination of a yield calibration approach which incorporates changes in the credit quality (as measured by relevant statistics) of the investment, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date and a comparable investment approach, which utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate.

We identified the valuation of investments as a critical audit matter given the significant judgments made by management to estimate the fair value of certain debt and equity positions. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience and modeling expertise, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the unobservable inputs and assumptions used by management to estimate the fair value of investments included the following, among others:
•We tested the operating effectiveness of controls over the valuation of investments, including those over the development of unobservable inputs.
•We evaluated the reasonableness and consistency of application of the Company's valuation polices over investments, including those surrounding the selection of valuation methodologies and the derivation of valuation inputs.
•We evaluated the reasonableness of management's estimates and assumptions used to develop valuation models by comparing them to:
–Historical operating results of the investment as obtained from, among other sources, the financial statements and board of directors’ materials of the investment.
–Available market data for comparable companies.
•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the significant unobservable valuation inputs in the valuation models by:
–Testing the source information underlying the determination of the valuation input and the mathematical accuracy of the calculation, if any, used to compute the input.
–Testing the valuation models and management’s significant valuation assumptions and unobservable inputs into the valuation models by comparing those inputs to market data and/or to subsequent events and transactions, where available.
•With the assistance of our internal fair value specialists, we developed independent fair value estimates and compared our estimates to the Company's estimates.

/s/ DELOITTE & TOUCHE LLP

February 24, 2021

We have served as the Company's auditor since 2008.

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2020	December 31, 2019
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,281,184 and $2,619,408, respectively)	$2,249,615	$2,613,801
Non-controlled/affiliated investments (cost of $115,543 and $82,825, respectively)	103,012	73,527
Controlled investments (cost of $600,942 and $449,308, respectively)	600,875	472,952
Total investments at fair value (cost of $2,997,669 and $3,151,541, respectively)	2,953,502	3,160,280
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	21,422	21,422
Cash and cash equivalents	78,966	48,574
Interest and dividend receivable	28,411	31,800
Receivable from unsettled securities sold	9,019	—
Receivable from affiliates	117	277
Deferred tax asset	101	—
Other assets	5,981	3,702
Total assets	$3,097,519	$3,266,055
Liabilities
Borrowings
Unsecured Notes	$453,250	$453,250
Holdings Credit Facility	450,163	661,563
SBA-guaranteed debentures	300,000	225,000
DB Credit Facility	244,000	230,000
Convertible Notes	201,520	201,623
NMFC Credit Facility	165,500	188,500
Deferred financing costs (net of accumulated amortization of $33,325 and $28,390, respectively)	(16,839)	(17,640)
Net borrowings	1,797,594	1,942,296
Payable for unsettled securities purchased	26,842	1,780
Interest payable	15,587	16,484
Management fee payable	10,419	10,298
Incentive fee payable	7,354	7,646
Payable to affiliates	867	673
Deferred tax liability	—	912
Other liabilities	1,967	2,498
Total liabilities	1,860,630	1,982,587
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized and 96,827,342 and 96,827,342 shares issued and outstanding, respectively	968	968
Paid in capital in excess of par	1,269,671	1,287,853
Accumulated overdistributed earnings	(48,764)	(5,353)
Total net assets of New Mountain Finance Corporation	$1,221,875	$1,283,468
Non-controlling interest in New Mountain Net Lease Corporation	15,014	—
Total net assets	$1,236,889	$1,283,468
Total liabilities and net assets	$3,097,519	$3,266,055
Number of shares outstanding	96,827,342	96,827,342
Net asset value per share of New Mountain Finance Corporation	$12.62	$13.26

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2020	2019	2018
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$184,705	$193,500	$149,509
PIK interest income	9,057	528	4,136
Dividend income	—	—	486
Non-cash dividend income	9,235	8,561	5,912
Other income	5,133	12,150	12,174
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	2,042	2,608	1,277
PIK interest income	(1,083)	1,558	751
Dividend income	2,611	3,073	6,714
Non-cash dividend income	(3,085)	1,219	12,333
Other income	1,282	1,236	1,832
From controlled investments:
Interest income (excluding PIK interest income)	7,803	3,119	2,473
PIK interest income	9,028	7,409	3,753
Dividend income	32,347	32,011	21,731
Non-cash dividend income	7,297	8,918	6,648
Other income	7,339	617	1,736
Total investment income	273,711	276,507	231,465
Expenses
Interest and other financing expenses	78,047	84,297	57,050
Management fee	53,032	49,115	38,530
Incentive fee	29,211	29,288	26,508
Administrative expenses	4,408	4,046	3,629
Professional fees	3,537	3,065	4,497
Other general and administrative expenses	1,845	1,796	1,913
Total expenses	170,080	171,607	132,127
Less: management and incentive fees waived (see Note 5)	(12,811)	(12,012)	(6,709)
Less: expenses waived and reimbursed (see Note 5)	(924)	(335)	(276)
Net expenses	156,345	159,260	125,142
Net investment income before income taxes	117,366	117,247	106,323
Income tax expense	22	94	291
Net investment income	117,344	117,153	106,032
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(4,305)	872	(18,047)
Non-controlled/affiliated investments	(3,497)	—	8,387
Controlled investments	4,188	18	3
New Mountain Net Lease Corporation	812	—	—
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	(47,907)	1,855	(30,758)
Non-controlled/affiliated investments	(3,233)	(8,353)	(2,344)
Controlled investments	(1,766)	3,010	10,896
Securities purchased under collateralized agreements to resell	—	(2,086)	(1,704)
New Mountain Net Lease Corporation	(812)	—	—
Benefit (provision) for taxes	1,013	94	(112)
Net realized and unrealized losses	(55,507)	(4,590)	(33,679)
Net increase in net assets resulting from operations	61,837	112,563	72,353
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(3,364)	—	—
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$58,473	$112,563	$72,353
Basic earnings per share	$0.60	$1.32	$0.95
Weighted average shares of common stock outstanding—basic (See Note 12)	96,827,342	85,209,378	76,022,375
Diluted earnings per share	$0.60	$1.22	$0.91
Weighted average shares of common stock outstanding—diluted (See Note 12)	110,084,927	100,464,045	88,627,741
Distributions declared and paid per share	$1.24	$1.36	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Increase (decrease) in net assets resulting from operations
Net investment income	$117,344	$117,153	$106,032
Net realized (losses) gains on investments and New Mountain Net Lease Corporation ("NMNLC")	(2,802)	890	(9,657)
Net change in unrealized depreciation of investments and NMNLC	(53,718)	(3,488)	(22,206)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(2,086)	(1,704)
Benefit (provision) for taxes	1,013	94	(112)
Net increase in net assets resulting from operations	61,837	112,563	72,353
Less: Net increase in net assets resulting from operations related to non-controlling interests in NMNLC	(3,364)	—	—
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	58,473	112,563	72,353
Capital transactions
Net proceeds from shares sold	—	278,602	—
Deferred offering costs	—	(829)	—
Distributions declared to stockholders from net investment income	(120,066)	(117,374)	(103,388)
Reinvestment of distributions	—	4,237	2,329
Total net (decrease) increase in net assets resulting from capital transactions	(120,066)	164,636	(101,059)
Net (decrease) increase in net assets	(61,593)	277,199	(28,706)
New Mountain Finance Corporation net assets at the beginning of the period	1,283,468	1,006,269	1,034,975
New Mountain Finance Corporation net assets at the end of the period	1,221,875	1,283,468	1,006,269
Non-controlling interest in NMNLC	15,014	—	—
Net assets at the end of the period	$1,236,889	$1,283,468	$1,006,269

Capital share activity
Shares sold	—	20,412,500	—
Shares issued from the reinvestment of distributions	—	308,470	171,279
Net increase in shares outstanding	—	20,720,970	171,279

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$61,837	$112,563	$72,353
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments and New Mountain Net Lease Corporation	2,802	(890)	9,657
Net change in unrealized depreciation of investments and New Mountain Net Lease Corporation	53,718	3,488	22,206
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	2,086	1,704
Amortization of purchase discount	(10,325)	(5,150)	(5,198)
Amortization of deferred financing costs	4,935	6,156	5,656
Amortization of premium on Convertible Notes	(103)	(109)	(111)
Non-cash investment income	(37,483)	(30,713)	(20,336)
(Increase) decrease in operating assets:
Proceeds from sale of non-controlling interest in New Mountain Net Lease Corporation	11,315	—	—
Purchase of investments and delayed draw facilities	(444,126)	(1,105,171)	(1,311,002)
Proceeds from sales and paydowns of investments	641,776	328,146	802,964
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	299	286	1,074
Cash paid for purchase of drawn portion of revolving credit facilities	(14,037)	(416)	(11,631)
Cash paid for drawn revolvers	(53,319)	(26,135)	(28,633)
Cash repayments on drawn revolvers	67,473	18,228	24,606
Interest and dividend receivable	3,389	(1,719)	1,763
Receivable from affiliates	160	11	55
Deferred tax asset	(101)	—	—
Receivable from unsettled securities sold	(9,019)	—	—
Other assets	(2,066)	(770)	6,043
Increase (decrease) in operating liabilities:
Interest payable	(897)	4,087	7,290
Management fee payable	121	1,906	1,327
Incentive fee payable	(292)	782	193
Payable for unsettled securities purchased	25,062	(18,367)	20,147
Deferred tax (liability) benefit	(912)	(94)	112
Payable to affiliates	194	(348)	158
Other liabilities	321	(6,366)	6,114
Contributions related to non-controlling interest in New Mountain Net Lease Corporation	335	—	—
Net cash flows provided by (used in) operating activities	301,057	(718,509)	(393,489)
Cash flows from financing activities
Net proceeds from shares sold	—	278,602	—
Distributions paid	(120,066)	(113,137)	(101,059)
Offering costs paid	(278)	(821)	—
Proceeds from Holdings Credit Facility	16,000	246,500	466,800
Repayment of Holdings Credit Facility	(227,400)	(97,500)	(266,600)
Proceeds from Unsecured Notes	—	116,500	191,750
Proceeds from Convertible Notes	—	86,681	115,000
Repayment of Convertible Notes	—	(155,250)	—
Proceeds from SBA-guaranteed debentures	75,000	60,000	15,000
Proceeds from NMFC Credit Facility	125,000	403,500	255,000
Repayment of NMFC Credit Facility	(148,000)	(275,000)	(317,500)
Proceeds from DB Credit Facility	87,000	260,000	60,000
Repayment of DB Credit Facility	(73,000)	(87,000)	(3,000)
Proceeds from NMNLC Credit Facility	—	29,708	21,617
Repayment of NMNLC Credit Facility	—	(29,708)	(21,617)
Deferred financing costs paid	(4,921)	(5,656)	(7,174)
Net cash flows (used in) provided by financing activities	(270,665)	717,419	408,217
Net increase (decrease) in cash and cash equivalents	30,392	(1,090)	14,728
Cash and cash equivalents at the beginning of the period	48,574	49,664	34,936
Cash and cash equivalents at the end of the period	$78,966	$48,574	$49,664
Supplemental disclosure of cash flow information
Cash interest paid	$72,099	$74,341	$43,118
Income taxes paid	112	57	521
Non-cash operating activities:
Non-cash activity on investments	$107,018	$—	$16,622
Non-cash financing activities:
Value of shares issued in connection with reinvestment of distributions	$—	$4,237	$2,329
Accrual for offering costs	—	64	272
Accrual for deferred financing costs	—	787	186

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	$28,612	$28,417	$28,612
	Second lien (8)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,452	7,500
					36,112	35,869	36,112	2.92%
Total Funded Debt Investments - Canada					$36,112	$35,869	$36,112	2.92%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$15,678	$15,614	$15,658	1.27%
Total Funded Debt Investments - United Arab Emirates					$15,678	$15,614	$15,658	1.27%
Funded Debt Investments - United Kingdom
Shine Acquisition Co. S.à.r.l / Boing US Holdco Inc.**
Consumer Services	Second lien (2)(10)	8.50% (L + 7.50%/M)	9/25/2017	10/3/2025	$37,853	$37,697	$37,853
	Second lien (8)(10)	8.50% (L + 7.50%/M)	9/25/2017	10/3/2025	6,000	5,975	6,000
					43,853	43,672	43,853	3.54%
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(10)	8.40% (L + 8.25%/M)	10/8/2019	10/8/2027	34,459	34,213	34,459	2.79%
Total Funded Debt Investments - United Kingdom					$78,312	$77,885	$78,312	6.33%
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(10)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	$26,639	$26,517	$26,639
	First lien (2)(10)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	25,950	25,818	25,950
	First lien (5)(10)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	22,193	22,091	22,193
	First lien (2)(10)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	12,649	12,578	12,649
					87,431	87,004	87,431	7.07%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(10)	6.50% (L + 5.50%/M)	9/17/2018	8/16/2024	49,857	49,528	48,844
	First lien (3)(10)	6.50% (L + 5.50%/M)	9/17/2018	8/16/2024	27,857	27,623	27,291
					77,714	77,151	76,135	6.15%
Associations, Inc.
Business Services	First lien (2)(10)	8.00% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	45,932	45,751	45,932
	First lien (8)(10)	8.00% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,272	5,252	5,272
	First lien (2)(10)(11) - Drawn	8.00% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	10,419	10,371	10,419
	First lien (2)(10)(11) - Drawn	7.00% (L + 6.00%/Q)	7/30/2018	7/30/2024	2,033	2,020	2,033
					63,656	63,394	63,656	5.14%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
ConnectWise, LLC
Software	First lien (2)(10)	6.25% (L + 5.25%/Q)	11/26/2019	2/28/2025	$55,054	$54,772	$55,054
	First lien (3)(10)(11) - Drawn	6.25% (L + 5.25%/M)	11/26/2019	2/28/2025	1,062	1,055	1,062
					56,116	55,827	56,116	4.54%
iCIMS, Inc.
Software	First lien (8)(10)	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	41,636	41,340	41,794
	First lien (8)(10)	7.50% (L + 6.50%/S)	6/14/2019	9/12/2024	8,667	8,602	8,700
	First lien (3)(10)(11) - Drawn	7.50% (L + 6.50%/Q)	9/12/2018	9/12/2024	2,915	2,886	2,915
					53,218	52,828	53,409	4.32%
CentralSquare Technologies, LLC
Software	Second lien (3)	7.75% (L + 7.50%/Q)	8/15/2018	8/31/2026	47,838	47,361	46,164
	Second lien (8)	7.75% (L + 7.50%/Q)	8/15/2018	8/31/2026	7,500	7,425	7,237
					55,338	54,786	53,401	4.32%
DCA Investment Holding, LLC
Healthcare Services	First lien (8)(10)	6.25% (L + 5.25%/Q)	4/16/2019	7/2/2021	20,316	20,243	19,977
	First lien (2)(10)	6.25% (L + 5.25%/Q)	7/2/2015	7/2/2021	16,916	16,900	16,634
	First lien (8)(10)	6.25% (L + 5.25%/Q)	12/20/2017	7/2/2021	8,801	8,782	8,654
	First lien (2)(10)	6.25% (L + 5.25%/Q)	12/20/2017	7/2/2021	4,142	4,135	4,073
	First lien (3)(10)(11) - Drawn	6.25% (L + 5.25%/Q)	7/2/2015	7/2/2021	2,056	2,036	2,022
					52,231	52,096	51,360	4.15%
Salient CRGT Inc.
Federal Services	First lien (2)(10)	7.50% (L + 6.50%/S)	1/6/2015	2/28/2022	37,348	37,209	37,348
	First lien (8)(10)	7.50% (L + 6.50%/S)	6/6/2019	2/28/2022	12,762	12,528	12,762
					50,110	49,737	50,110	4.05%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)(10)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	21,940	21,856	21,940
	First lien (2)(10)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	18,490	18,447	18,490
	First lien (2)(10)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	7,632	7,594	7,632
					48,062	47,897	48,062	3.88%
NM GRC Holdco, LLC
Business Services	First lien (2)(10)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	38,368	38,258	36,929
	First lien (2)(10)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	10,664	10,631	10,264
					49,032	48,889	47,193	3.82%
Brave Parent Holdings, Inc.
Software	Second lien (5)(10)	7.65% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,417	22,500
	Second lien (2)(10)	7.65% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,498	16,624
	Second lien (8)(10)	7.65% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,955	6,000
					45,124	44,870	45,124	3.65%
Integro Parent Inc.
Business Services	First lien (2)(10)	6.75% (L + 5.75%/M)	10/9/2015	10/31/2022	34,490	34,405	34,490
	Second lien (8)(10)	10.25% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,955	10,000
					44,490	44,360	44,490	3.60%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Quest Software US Holdings Inc.
Software	Second lien (2)(10)	8.46% (L + 8.25%/Q)	5/17/2018	5/18/2026	$43,697	$43,367	$43,697	3.53%
Tenawa Resource Holdings LLC (14)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	38,600	38,559	38,600	3.12%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.25% (L + 6.25%/M)	6/15/2017	6/17/2024	31,605	31,482	31,605
	First lien (8)(10)	7.25% (L + 6.25%/M)	6/15/2017	6/17/2024	4,899	4,880	4,899
	First lien (3)(10)(11) - Drawn	7.25% (L + 6.25%/M)	6/15/2017	6/15/2023	502	498	502
					37,006	36,860	37,006	2.99%
CoolSys, Inc.
Industrial Services	First lien (5)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	22,275	22,177	22,275
	First lien (2)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	10,296	10,251	10,296
	First lien (3)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	4,173	4,153	4,173
					36,744	36,581	36,744	2.97%
KAMC Holdings, Inc
Business Services	Second lien (2)(10)	8.22% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,627	18,300
	Second lien (8)(10)	8.22% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,627	18,300
					37,500	37,254	36,600	2.96%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	7.00% (L + 6.00%/Q)	9/15/2017	9/15/2023	26,222	26,182	24,397
	First lien (4)(10)	7.00% (L + 6.00%/Q)	9/17/2019	9/15/2023	10,592	10,592	9,854
	First lien (3)(10)(11) - Drawn	7.00% (L + 6.00%/Q)	9/15/2017	3/15/2023	1,738	1,720	1,617
					38,552	38,494	35,868	2.90%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	22,331	22,191	22,331
	First lien (2)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	3,645	3,622	3,645
	First lien (3)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	9,835	9,742	9,835
					35,811	35,555	35,811	2.89%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(10)	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	33,615	33,477	33,615
	First lien (3)(10)(11) - Drawn	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	1,327	1,321	1,327
					34,942	34,798	34,942	2.82%
TDG Group Holding Company
Consumer Services	First lien (2)(10)	5.40% (L + 5.25%/M)	5/22/2018	5/31/2024	24,607	24,532	24,607
	First lien (8)(10)	5.40% (L + 5.25%/M)	5/22/2018	5/31/2024	4,900	4,884	4,900
	First lien (2)(10)	5.40% (L + 5.25%/M)	5/22/2018	5/31/2024	3,287	3,277	3,287
	First lien (2)(10)(11) - Drawn	5.40% (L + 5.25%/M)	5/22/2018	5/31/2024	1,891	1,882	1,891
					34,685	34,575	34,685	2.80%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Kaseya Inc.
Software	First lien (8)(10)	8.00% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	$28,225	$28,014	$28,508
	First lien (3)(10)	8.00% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	3,315	3,284	3,348
	First lien (3)(10)(11) - Drawn	7.50% (L + 6.50%/S)	5/9/2019	5/2/2025	1,133	1,121	1,133
					32,673	32,419	32,989	2.67%
Finalsite Holdings, Inc.
Software	First lien (4)(10)	6.00% (L + 5.00%/Q)	9/28/2018	9/25/2024	21,994	21,883	21,994
	First lien (2)(10)	6.00% (L + 5.00%/Q)	9/28/2018	9/25/2024	10,863	10,809	10,863
					32,857	32,692	32,857	2.66%
Integral Ad Science, Inc.
Software	First lien (8)(10)	8.25% (L + 6.00% + 1.25% PIK/S)*	7/19/2018	7/19/2024	27,127	26,943	27,127
	First lien (3)(10)	8.25% (L + 6.00% + 1.25% PIK/S)*	8/27/2019	7/19/2024	3,544	3,517	3,544
					30,671	30,460	30,671	2.48%
Ansira Holdings, Inc.
Business Services	First lien (8)(10)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	29,511	29,451	24,146
	First lien (3)(10)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	7,452	7,440	6,097
					36,963	36,891	30,243	2.44%
MRI Software LLC
Software	First lien (5)(10)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	22,329	22,232	22,358
	First lien (3)(10)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	4,654	4,632	4,660
	First lien (2)(10)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	1,615	1,608	1,617
					28,598	28,472	28,635	2.31%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,231	24,143	22,899
	Second lien (2)(10)	10.25% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,471	4,500
					28,731	28,614	27,399	2.22%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.15% (L + 5.00%/M)	6/21/2019	6/24/2026	27,088	26,976	26,783	2.17%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	22,500	22,391	22,275
	Second lien (2)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	4,208	4,170	4,166
					26,708	26,561	26,441	2.14%
Instructure, Inc.
Software	First lien (8)(10)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	24,090	23,955	23,940	1.93%
Idera, Inc.
Software	Second lien (4)(10)	10.00% (L + 9.00%/S)	6/27/2019	6/28/2027	22,500	22,353	22,725	1.84%
Astra Acquisition Corp.
Software	First lien (5)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	22,331	22,179	22,555	1.82%
Syndigo LLC
Software	Second lien (4)	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	22,500	22,331	22,331	1.80%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)(10)	6.25% (L + 5.25%/Q)	9/9/2019	9/4/2026	22,219	22,008	22,219	1.80%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Cardinal Parent, Inc.
Software	First lien (4)	5.25% (L + 4.50%/S)	10/30/2020	11/12/2027	$12,188	$12,097	$12,066
	Second lien (4)(10)	8.50% (L + 7.75%/S)	11/12/2020	11/13/2028	9,767	9,670	9,962
					21,955	21,767	22,028	1.78%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(10)	7.40% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,307	14,349
	Second lien (8)(10)	7.40% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,478	7,500
					21,849	21,785	21,849	1.77%
Avatar Topco, Inc. (23)
EAB Global, Inc.
Education	Second lien (3)(10)	8.50% (L + 7.50%/S)	11/17/2017	11/17/2025	13,950	13,805	13,950
	Second lien (8)(10)	8.50% (L + 7.50%/S)	11/17/2017	11/17/2025	7,500	7,422	7,500
					21,450	21,227	21,450	1.73%
MED Parentco, LP
Healthcare Services	Second lien (8)(10)	8.40% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,718	21,066	1.70%
YLG Holdings, Inc.
Business Services	First lien (5)(10)	7.25% (L + 6.25%/S)	11/1/2019	10/31/2025	18,229	18,152	18,271
	First lien (5)(10)	7.25% (L + 6.25%/S)	11/1/2019	10/31/2025	2,374	2,363	2,379
					20,603	20,515	20,650	1.67%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(10)	3.65% (L + 3.50%/M)	6/24/2019	8/28/2024	16,735	14,786	10,468
	First lien (8)(10)	3.65% (L + 3.50%/M)	10/23/2019	8/28/2024	16,141	13,778	10,096
					32,876	28,564	20,564	1.66%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)(10)	8.75% (L + 8.50%/Q)	3/5/2019	3/5/2027	20,372	20,117	20,372	1.65%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	8.50% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,914	20,202	1.63%
AAC Holding Corp.
Education	First lien (2)(10)	9.25% (L + 8.25% PIK/M)*	9/30/2015	9/30/2022	26,343	26,284	19,597	1.58%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,923	11,940
	Second lien (8)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,452	7,463
					19,500	19,375	19,403	1.57%
Xactly Corporation
Software	First lien (4)(10)	8.25% (L + 7.25%/S)	7/31/2017	7/29/2022	19,047	18,970	19,047	1.54%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	6.25% (L + 5.25%/Q)	4/25/2017	4/29/2024	18,575	18,525	18,621	1.50%
Bluefin Holding, LLC
Software	Second lien (8)(10)	7.90% (L + 7.75%/M)	9/6/2019	9/6/2027	18,000	18,000	18,000	1.46%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(10)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	$16,111	$16,040	$16,292
	First lien (3)(10)(11) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	1,619	1,611	1,619
					17,730	17,651	17,911	1.45%
Bullhorn, Inc.
Software	First lien (2)(10)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	17,002	16,896	17,002
	First lien (3)(10)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	353	350	353
	First lien (3)(10)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	281	279	281
					17,636	17,525	17,636	1.43%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(10)	6.25% (L + 5.25%/Q)	12/18/2018	11/29/2024	17,150	17,090	17,150	1.39%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(10)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	14,079	14,016	14,079
	First lien (5)(10)	9.00% (L + 8.00%/Q)	10/15/2020	8/6/2026	2,533	2,508	2,558
					16,612	16,524	16,637	1.35%
Hill International, Inc.**
Business Services	First lien (2)(10)	6.75% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,247	15,212	15,247	1.23%
CFS Management, LLC
Healthcare Services	First lien (2)(10)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	11,615	11,571	11,615
	First lien (3)(10)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	3,459	3,443	3,459
					15,074	15,014	15,074	1.22%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)(10)	8.75% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,865	15,011	1.21%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.50% (L + 7.50%/Q)	9/29/2016	9/8/2022	15,344	15,286	14,932	1.21%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	13.50% (L + 9.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	13,218	13,162	13,218
	First lien (3)(10)(11) - Drawn	13.50% (L + 9.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	921	913	921
					14,139	14,075	14,139	1.14%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(10)	9.25% (L + 8.25%/Q)	9/5/2018	9/5/2024	13,444	13,398	13,444	1.09%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(10)	9.00% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,371	13,069	1.06%
PaySimple, Inc.
Software	First lien (2)(10)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	9,758	9,679	9,758
	First lien (2)(10)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	3,195	3,140	3,195
					12,953	12,819	12,953	1.05%
Geo Parent Corporation
Business Services	First lien (2)(10)	5.40% (L + 5.25%/M)	12/13/2018	12/19/2025	12,934	12,885	12,934	1.04%
Ministry Brands, LLC
Software	First lien (2)(10)	5.00% (L + 4.00%/Q)	12/7/2016	12/2/2022	2,902	2,897	2,888
	Second lien (8)(10)	10.25% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,813	7,840
	Second lien (3)(10)	10.25% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,153	2,160
					12,902	12,863	12,888	1.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

OEConnection LLC
Business Services	Second lien (2)(10)	8.40% (L + 8.25%/M)	9/25/2019	9/25/2027	$12,044	$11,937	$12,044	0.97%
CHA Holdings, Inc.
Business Services	Second lien (4)(10)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,959	7,012
	Second lien (3)(10)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,452	4,419	4,452
					11,464	11,378	11,464	0.93%
Castle Management Borrower LLC
Business Services	First lien (2)(10)	7.50% (L + 6.50% PIK/Q)*	5/31/2018	2/15/2024	13,993	13,953	11,320	0.92%
Apptio, Inc.
Software	First lien (8)(10)	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	11,203	11,038	11,287	0.91%
Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (8)(10)	5.50% (L + 5.25%/Q)	5/24/2019	5/29/2026	10,943	10,866	10,947	0.89%
Vectra Co.
Business Products	Second lien (8)(10)	7.40% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,759	10,788	0.87%
Masergy Holdings, Inc.
Business Services	Second lien (2)(10)	8.50% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,465	10,500	0.85%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(10)	—	5/3/2013	—	14,500	14,500	10,354	0.84%
VT Topco, Inc.
Business Services	Second lien (4)(10)	7.15% (L + 7.00%/M)	8/14/2018	7/31/2026	10,000	9,981	10,000	0.81%
Quartz Holding Company
Software	Second lien (3)(10)	8.15% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,832	10,000	0.81%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	5.47% (L + 5.25%/Q)	5/22/2019	7/10/2026	9,900	9,798	9,875	0.80%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)(10)	5.75% (L + 4.75%/Q)	3/18/2019	10/24/2022	9,794	9,690	9,671	0.78%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (2)(10)	5.75% (L + 4.75%/S)	11/30/2018	7/21/2023	9,261	9,233	9,261	0.75%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.15% (L + 5.00%/M)	7/30/2019	7/31/2026	6,923	6,894	6,853	0.55%
Recorded Future, Inc.
Software	First lien (8)(10)	7.25% (L + 6.25%/Q)	8/26/2019	7/3/2025	6,250	6,225	6,275
	First lien (3)(10)(11) - Drawn	7.25% (L + 6.25%/Q)	8/26/2019	7/3/2025	500	498	500
					6,750	6,723	6,775	0.55%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	6.90% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,709	6,660	0.54%
DealerSocket, Inc.
Software	First lien (2)(10)	5.75% (L + 4.75%/S)	4/16/2018	4/26/2023	6,543	6,518	6,543	0.53%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	7.50% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,709	6,530	0.53%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Restaurant Technologies, Inc.
Business Services	Second lien (4)	6.65% (L + 6.50%/M)	9/24/2018	10/1/2026	$6,722	$6,709	$6,420	0.52%
Diligent Corporation
Software	First lien (3)(10)	7.25% (L + 6.25%/S)	12/19/2018	8/4/2025	5,947	5,912	6,057	0.49%
Wrike, Inc.
Software	First lien (8)(10)	7.75% (L + 6.75%/S)	11/20/2020	12/31/2024	4,545	4,514	4,580	0.37%
ADG, LLC
Healthcare Services	Second lien (3)(10)	11.00% (L + 10.00% PIK/Q)*	10/3/2016	3/28/2024	5,904	5,864	4,469	0.36%
Teneo Holdings, LLC
Business Services	First lien (2)	6.25% (L + 5.25%/M)	7/15/2019	7/11/2025	3,012	2,980	2,994	0.24%
Sphera Solutions, Inc.
Software	First lien (2)(10)	8.75% (L + 7.75%/Q)	9/10/2019	6/14/2023	2,464	2,450	2,487	0.20%
Education Management Corporation (13)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M)(26)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	13.00% (L + 7.50%/M)(26)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q)(26)	1/5/2015	7/2/2020	206	201	—
	First lien (3)	9.75% (L + 6.50%/Q)(26)	1/5/2015	7/2/2020	116	113	—
	First lien (2)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	140	116	—
	First lien (3)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	79	65	—
	First lien (2)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	2	2	—
					1,016	957	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (26)(27)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,079,719	$2,064,501	$2,029,981	164.11%
Total Funded Debt Investments					$2,209,821	$2,193,869	$2,160,063	174.63%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	9/1/2017	—	84,994	$8,420	$8,754	0.71%
Total Shares - Hong Kong						$8,420	$8,754	0.71%
Equity - United States
Avatar Topco, Inc. (23)
Education	Preferred shares (3)(10)	—	11/17/2017	—	35,750	$52,192	$53,265	4.31%
Symplr Software Intermediate Holdings, Inc.(24)
Healthcare Information Technology	Preferred shares (4)(10)	—	11/30/2018	—	7,500	9,534	9,647
	Preferred shares (3)(10)	—	11/30/2018	—	2,586	3,287	3,326
						12,821	12,973	1.05%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Alert Holding Company, Inc. (15)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(10)	—	5/31/2019	—	6,111	$7,199	$7,290	0.59%
Tenawa Resource Holdings LLC (14)
QID NGL LLC
Specialty Chemicals & Materials	Preferred shares (6)(10)	—	10/30/2017	—	1,623,385	1,623	1,988
	Preferred shares (6)(10)	—	11/24/2020	—	44,668	45	45
	Ordinary shares (6)(10)	—	5/12/2014	—	5,290,997	5,291	4,381
						6,959	6,414	0.52%
Ancora Acquisition LLC
Education	Preferred shares (9)(10)	—	8/12/2013	—	372	83	158	0.01%
Education Management Corporation (13)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$79,723	$80,100	6.48%
Total Shares						$88,143	$88,854	7.19%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2014	5/5/2026	622	$37	$714	0.06%
Total Warrants - United States						$37	$714	0.06%
Total Funded Investments						$2,282,049	$2,249,631	181.88%
Unfunded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/26/2019	1/3/2021	$500	$(3)	$2
	First lien (3)(10)(11) - Undrawn	—	8/26/2019	7/3/2025	250	(1)	—
					750	(4)	2	—%
MRI Software LLC
Software	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2022	821	—	1
	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	—
					2,823	(10)	1	—%
CoolSys, Inc.
Industrial Services	First lien (3)(11) - Undrawn	—	11/20/2019	11/19/2021	1,400	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(10)(11) - Undrawn	—	2/20/2020	2/20/2026	$180	$(1)	$—	—%
Associations, Inc.
Business Services	First lien (2)(10)(11) - Undrawn	—	7/30/2018	7/30/2021	152	(1)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	—	—%
DealerSocket, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(10)(11) - Undrawn	—	3/13/2020	2/6/2025	1,013	(5)	—	—%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	1,171	(9)	—	—%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(10)(11) - Undrawn	—	8/7/2019	7/16/2024	1,848	(9)	—
	First lien (3)(10)(11) - Undrawn	—	8/7/2019	7/16/2021	6,061	—	—
					7,909	(9)	—	—%
Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	5/24/2019	5/30/2025	930	(9)	—	—%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%
Kaseya Inc.
Software	First lien (3)(10)(11) - Undrawn	—	5/9/2019	5/2/2025	1,179	(12)	—	—%
Bullhorn, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/24/2019	10/1/2021	781	(6)	—
	First lien (3)(10)(11) - Undrawn	—	9/24/2019	9/30/2026	852	(6)	—
					1,633	(12)	—	—%
Wrike, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	12/31/2018	12/31/2024	1,388	(13)	—	—%
TDG Group Holding Company
Consumer Services	First lien (2)(10)(11) - Undrawn	—	5/22/2018	5/31/2024	3,152	(16)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Integral Ad Science, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	7/19/2018	7/19/2023	$1,807	$(18)	$—	—%
Finalsite Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	—	—%
ConnectWise, LLC
Software	First lien (3)(10)(11) - Undrawn	—	11/26/2019	2/28/2025	3,186	(20)	—	—%
Bluefin Holding, LLC
Software	First lien (3)(10)(11) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	—	—%
GC Waves Holdings, Inc.**
Business Services	First lien (3)(10)(11) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	6/8/2018	4/30/2022	6,743	(34)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/7/2019	5/24/2024	5,485	(34)	—	—%
Apptio, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	1/10/2019	1/10/2025	2,066	(41)	—	—%
Salient CRGT Inc.
Federal Services	First lien (3)(10)(11) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	44	—	(1)	(0.00)%
Ministry Brands, LLC
Software	First lien (3)(10)(11) - Undrawn	—	12/7/2016	12/2/2022	1,000	(5)	(5)	(0.00)%
Instructure, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	3/24/2020	3/24/2026	2,036	(13)	(13)	(0.00)%
Total Unfunded Debt Investments - United States					$66,205	$(865)	$(16)	(0.00)%
Total Unfunded Debt Investments					$66,205	$(865)	$(16)	(0.00)%
Total Non-Controlled/Non-Affiliated Investments						$2,281,184	$2,249,615	181.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Affiliated Investments(28)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (16)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(10)	11.00% (L + 10.00%/M)	12/11/2020	12/11/2026	$15,000	$14,851	$14,850	1.20%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(10)	15.00%/Q	9/12/2019	9/12/2023	835	821	751	0.06%
Permian Holdco 1, Inc.
Permian Holdco 2, Inc.
Permian Holdco 3, Inc.
Energy	First lien (3)(10)	11.00% (L + 10.00% PIK/M)(26)*	7/23/2020	2/15/2021	2,562	—	—
	Subordinated (3)(10)	18.00% PIK/Q (26)*	12/26/2018	6/30/2022	2,417	2,417	—
	Subordinated (3)(10)	14.00% PIK/Q (26)*	10/31/2016	10/15/2021	1,708	1,708	—
	Subordinated (3)(10)	14.00% PIK/Q (26)*	10/31/2016	10/15/2021	1,025	1,025	—
					7,712	5,150	—	—%
Total Funded Debt Investments - United States					$23,547	$20,822	$15,601	1.26%
Equity - United States
TVG-Edmentum Holdings, LLC (16)
Education	Preferred shares (3)(10)	—	12/11/2020	—	37,793	$38,002	$42,276
	Ordinary shares (3)(10)	—	12/11/2020	—	36,750	36,872	41,110
						74,874	83,386	6.74%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(10)	—	7/31/2017	—	25,000,000	11,501	3,622
	Ordinary shares (3)(10)	—	7/31/2017	—	2,786,000	1,282	403
						12,783	4,025	0.33%
Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)(26)	—	10/31/2016	—	1,366,452	5,714	—
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	—
						7,064	—	—%
Total Shares - United States						$94,721	$87,411	7.07%
Total Non-Controlled/Affiliated Investments						$115,543	$103,012	8.33%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Controlled Investments(29)
Funded Debt Investments - United States
New Benevis Topco, LLC (25)
New Benevis Holdco, Inc.
Healthcare Services	First lien (2)(10)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	$30,882	$30,882	$30,882
	First lien (8)(10)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	7,577	7,577	7,577
	First lien (3)(10)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	3,720	3,720	3,720
	Subordinated (3)(10)	12.00% PIK/M*	10/6/2020	10/6/2025	14,669	11,906	11,735
					56,848	54,085	53,914	4.37%
UniTek Global Services, Inc.
Business Services	First lien (2)(10)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	12,512	12,512	11,969
	First lien (3)(10)	8.50% (L + 5.50% + 2.00% PIK/S)*	3/16/2020	8/20/2024	9,274	8,315	8,872
	First lien (2)(10)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	2,502	2,502	2,394
	First lien (3)(10)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	1,334	1,143	1,276
	Second lien (3)(10)	15.00% PIK/Q*	12/16/2020	2/20/2025	11,045	11,045	11,045
					36,667	35,517	35,556	2.87%
NHME Holdings Corp. (21)
National HME, Inc.
Healthcare Services	Second lien (3)(10)	12.00% PIK/Q*	11/27/2018	5/27/2024	18,643	15,745	13,516
	Second lien (3)(10)	12.00% PIK/Q*	11/27/2018	5/27/2024	10,302	9,599	9,014
					28,945	25,344	22,530	1.82%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(10)	18.00% PIK/M*	10/30/2020	12/31/2024	15,236	15,236	15,236
	First lien (3)(10)(11) - Drawn	10.00% (L + 9.00% PIK/M)*	10/30/2020	12/31/2024	3,100	3,100	3,100
					18,336	18,336	18,336	1.48%
Total Funded Debt Investments - United States					$140,796	$133,282	$130,336	10.54%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	$7,345	$12,302	0.99%
Total Shares - Canada						$7,345	$12,302	0.99%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(10)	—	5/4/2018	—	—	$120,000	$120,000	9.70%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	79,400	79,400	6.42%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	$54,447	$67,132	5.43%
New Benevis Topco, LLC (25)
Healthcare Services	Ordinary shares (2)(10)	—	10/6/2020	—	269,027	27,154	30,319
	Ordinary shares (8)(10)	—	10/6/2020	—	66,007	6,662	7,439
	Ordinary shares (3)(10)	—	10/6/2020	—	60,068	6,105	6,770
						39,921	44,528	3.60%
NM GLCR LP
Net Lease	Membership interest (7)(10)	—	2/1/2018	—	—	14,750	29,130	2.36%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	23,000	23,000	1.86%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(10)(20)	—	8/17/2018	—	10,446,415	10,446	7,794
	Preferred shares (3)(10)(20)	—	8/29/2019	—	6,208,794	6,209	5,466
	Preferred shares (3)(10)(19)(26)	—	6/30/2017	—	18,887,620	18,888	7,634
	Preferred shares (2)(10)(18)(26)	—	1/13/2015	—	29,326,545	26,946	—
	Preferred shares (3)(10)(18)(26)	—	1/13/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	532	—
						72,393	20,894	1.69%
NM CLFX LP
Net Lease	Membership interest (7)(10)	—	10/6/2017	—	—	12,538	14,885	1.20%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(10)	—	10/30/2020	—	—	11,155	11,000	0.89%
NM APP US LLC
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	5,080	7,410	0.60%
NM DRVT LLC
Net Lease	Membership interest (7)(10)	—	11/18/2016	—	—	5,152	7,084	0.57%
NM YI, LLC
Net Lease	Membership interest (7)(10)	—	9/30/2019	—	—	6,272	6,852	0.55%
NHME Holdings Corp. (21)
Healthcare Services	Ordinary shares (3)(10)	—	11/27/2018	—	640,000	4,000	4,000	0.32%
NM JRA LLC
Net Lease	Membership interest (7)(10)	—	8/12/2016	—	—	2,043	3,830	0.31%
NM KRLN LLC
Net Lease	Membership interest (7)(10)	—	11/15/2016	—	—	8,581	1,501	0.12%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

NM GP Holdco, LLC**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	$583	$703	0.06%
Total Shares - United States						$459,315	$441,349	35.68%
Total Shares						$466,660	$453,651	36.67%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants(3)(10)	—	12/16/2020	2/20/2025	10,976	$—	$15,888	1.29%
NHME Holdings Corp. (21)
Healthcare Services	Warrants (3)(10)	—	11/27/2018	—	160,000	1,000	1,000	0.08%
Total Warrants - United States						$1,000	$16,888	1.37%
Total Funded Investments						$600,942	$600,875	48.58%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(10)(11) - Undrawn	—	10/30/2020	12/31/2024	$6,921	$—	$—	—%
Total Unfunded Debt Investments - United States					$6,921	$—	$—	—%
Total Controlled Investments						$600,942	$600,875	48.58%
Total Investments						$2,997,669	$2,953,502	238.79%

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
(12)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands, except shares)

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
(14)The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 4.77% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC), class A and class B preferred units in QID NGL LLC and a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.
(15)The Company holds investments in two wholly-owned subsidiaries of Alert Holding Company, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Holdings, Inc. and preferred equity in Alert Intermediate Holdings I, Inc. The preferred equity is entitled to receive preferential dividends at a rate of L + 10.0% per annum.
(16)The Company holds ordinary shares and preferred shares in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. The preferred shares are entitled to receive cumulative preferential dividends at a rate of 10.0% per annum. The ordinary shares are entitled to receive cumulative preferential dividends at a rate of 12.0% per annum.
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
(23)The Company holds preferred equity in Avatar Topco, Inc. and holds a second lien term loan investment in EAB Global, Inc., a wholly-owned subsidiary of Avatar Topco, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of L + 11.00% per annum.
(24)The Company holds preferred equity in Symplr Software Intermediate Holdings, Inc. that is entitled to receive cumulative preferential dividends at a rate of L + 10.50% per annum.
(25)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(26)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(27)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of December 31, 2020. See Note 2. Summary of Significant Accounting Policies, for details.
(28)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2020 and December 31, 2019 along with transactions during the year ended December 31, 2020 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income	Dividend Income	Other Income
NMFC Senior Loan Program I LLC (C)	$23,000	$—	$(23,000)	$—	$—	$—	$—	$2,611	$898
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc.	40,621	(99)	(33,321)	(3,510)	(7,201)	—	532	(3,418)	178
Sierra Hamilton Holdings Corporation	9,906	178	(766)	13	(4,542)	4,776	329	—	35
TVG-Edmentum Holdings, LLC/Edmentum Ultimate Holdings, LLC	—	89,726	—	—	8,510	98,236	98	333	171
Total Non-Controlled/Affiliated Investments	$73,527	$89,805	$(57,087)	$(3,497)	$(3,233)	$103,012	$959	$(474)	$1,282

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
December 31, 2020
(in thousands, except shares)

(B)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
(C)Portfolio company moved into the controlled category.

(29)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of December 31, 2020 and December 31, 2019 along with transactions during the year ended December 31, 2020 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income	Dividend Income	Other Income
Edmentum Ultimate Holdings, LLC/Edmentum Inc.	$79,112	$23,592	$(83,556)	$13,924	$(19,148)	$—	$7,522	$—	$4,555
National HME, Inc./NHME Holdings Corp.	24,979	4,011	—	—	(1,460)	27,530	4,011	—	1,000
New Benevis Topco, LLC / New Benevis Holdco, Inc.	—	94,007	—	—	4,435	98,442	1,559	—	803
New LT Smile Holdings, LLC / Benevis Holdings Corp (C)	—	69,886	(91,831)	(9,739)	21,945	—	1,434	—	415
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	—	29,491	—	—	(155)	29,336	513	—	7
NM APP CANADA CORP	10,774	—	—	—	1,528	12,302	—	973	—
NM APP US LLC	6,834	—	—	—	576	7,410	—	636	—
NM CLFX LP	12,723	—	—	—	2,162	14,885	—	1,579	—
NM DRVT LLC	6,016	—	—	—	1,068	7,084	—	479	—
NM JRA LLC	3,700	—	—	—	130	3,830	—	272	—
NM GLCR LP	23,800	—	—	—	5,330	29,130	—	1,854	—
NM KRLN LLC	2,379	1,071	—	—	(1,949)	1,501	—	—	—
NM NL Holdings, L.P.	48,308	10,376	—	—	8,448	67,132	—	5,103	—
NM GP Holdco, LLC	487	131	—	—	85	703	—	53	—
NM YI LLC	6,339	—	—	—	513	6,852	—	684	—
NMFC Senior Loan Program I LLC (D)	—	23,000	—	—	—	23,000	—	142	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	8,708	—
NMFC Senior Loan Program III LLC	100,000	20,000	—	—	—	120,000	—	11,864	—
UniTek Global Services, Inc.	68,101	29,744	(233)	3	(25,274)	72,338	1,792	7,297	559
Total Controlled Investments	$472,952	$305,309	$(175,620)	$4,188	$(1,766)	$600,875	$16,831	$39,644	$7,339

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
(C)Portfolio company moved into the controlled category from the non-controlled/non-affiliated investment category.
(D)Portfolio company moved into the controlled category from the non-controlled/affiliated investment company.
*    All or a portion of interest contains PIK interest.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020, 16.2% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2020

December 31, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	53.37%
Second lien	23.46%
Subordinated	1.25%
Equity and other	21.92%
Total investments	100.00%

December 31, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	27.60%
Business Services	21.11%
Healthcare Services	16.22%
Education	8.06%
Investment Funds (includes investments in joint ventures)	7.53%
Net Lease	5.11%
Federal Services	2.84%
Consumer Services	2.66%
Specialty Chemicals & Materials	2.09%
Distribution & Logistics	1.96%
Healthcare Information Technology	1.62%
Industrial Services	1.24%
Energy	1.15%
Packaging	0.44%
Business Products	0.37%
Total investments	100.00%

December 31, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.75%
Fixed rates	6.25%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Associations, Inc.
Business Services	First lien (2)(9)	9.09% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	$44,557	$44,332	$44,557
	First lien (8)(9)	9.09% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,115	5,090	5,115
	First lien (3)(9)(10) - Drawn	9.06% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	7,171	7,133	7,171
					56,843	56,555	56,843	4.43%
Nomad Buyer, Inc.
Healthcare Services	First lien (2)	6.74% (L + 5.00%/M)	8/3/2018	8/1/2025	56,439	54,867	56,298	4.39%
GS Acquisitionco, Inc.
Software	First lien (2)(9)	7.55% (L + 5.75%/M)	8/7/2019	5/24/2024	26,894	26,738	26,725
	First lien (5)(9)	7.55% (L + 5.75%/M)	8/7/2019	5/24/2024	22,406	22,276	22,266
	First lien (3)(9)(10) - Drawn	7.55% (L + 5.75%/M)	8/7/2019	5/25/2024	3,720	3,698	3,697
	First lien (3)(9)(10) - Drawn	7.55% (L + 5.75%/M)	8/7/2019	5/25/2024	3,510	3,488	3,488
					56,530	56,200	56,176	4.38%
iCIMS, Inc.
Software	First lien (8)(9)	8.29% (L + 6.50%/M)	9/12/2018	9/12/2024	46,636	46,229	46,636
	First lien (8)(9)	8.29% (L + 6.50%/M)	6/14/2019	9/12/2024	8,667	8,587	8,667
					55,303	54,816	55,303	4.31%
ConnectWise, LLC
Software	First lien (2)(9)	7.94% (L + 6.00%/Q)	11/26/2019	2/28/2025	55,613	55,270	55,265	4.31%
CentralSquare Technologies, LLC
Software	Second lien (3)	9.30% (L + 7.50%/M)	8/15/2018	8/31/2026	47,838	47,297	45,087
	Second lien (8)	9.30% (L + 7.50%/M)	8/15/2018	8/31/2026	7,500	7,415	7,069
					55,338	54,712	52,156	4.06%
Dealer Tire, LLC
Distribution & Logistics	First lien (2)	7.30% (L + 5.50%/M)	12/4/2018	12/12/2025	51,386	50,251	51,577	4.02%
Salient CRGT Inc.
Federal Services	First lien (2)	8.29% (L + 6.50%/M)	1/6/2015	2/28/2022	39,312	39,049	37,445
	First lien (8)	8.29% (L + 6.50%/M)	6/6/2019	2/28/2022	13,434	12,987	12,795
					52,746	52,036	50,240	3.91%
NM GRC Holdco, LLC
Business Services	First lien (2)(9)	7.94% (L + 6.00%/Q)	2/9/2018	2/9/2024	38,346	38,206	38,346
	First lien (2)(9)(10) - Drawn	7.94% (L + 6.00%/Q)	2/9/2018	2/9/2024	10,658	10,616	10,658
					49,004	48,822	49,004	3.82%
Frontline Technologies Group Holdings, LLC
Education	First lien (4)(9)	7.55% (L + 5.75%/M)	9/18/2017	9/18/2023	22,162	22,050	22,162
	First lien (2)(9)	7.55% (L + 5.75%/M)	9/18/2017	9/18/2023	18,677	18,619	18,677
	First lien (2)(9)	7.55% (L + 5.75%/M)	9/18/2017	9/18/2023	7,710	7,658	7,710
					48,549	48,327	48,549	3.78%
Integro Parent Inc.
Business Services	First lien (2)(9)	7.54% (L + 5.75%/M)	10/9/2015	10/31/2022	35,024	34,892	35,024
	Second lien (8)(9)	11.04% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,941	10,000
					45,024	44,833	45,024	3.51%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Brave Parent Holdings, Inc.
Software	Second lien (5)	9.43% (L + 7.50%/Q)	4/17/2018	4/17/2026	$22,500	$22,404	$21,825
	Second lien (2)	9.43% (L + 7.50%/Q)	4/17/2018	4/17/2026	16,624	16,480	16,125
	Second lien (8)	9.43% (L + 7.50%/Q)	4/17/2018	4/17/2026	6,000	5,948	5,820
					45,124	44,832	43,770	3.41%
Quest Software US Holdings Inc.
Software	Second lien (2)	10.18% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,320	42,851	3.35%
Symplr Software Intermediate Holdings, Inc. (23)
Symplr Software, Inc. (fka Caliper Software, Inc.)
Healthcare Information Technology	First lien (2)(9)	7.94% (L + 6.00%/Q)	11/30/2018	11/28/2025	25,561	25,387	25,561
	First lien (4)(9)	7.94% (L + 6.00%/Q)	11/30/2018	11/28/2025	14,850	14,752	14,850
					40,411	40,139	40,411	3.15%
Tenawa Resource Holdings LLC (13)
Tenawa Resource Management LLC
Energy	First lien (3)(9)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	39,000	38,950	39,000	3.04%
KAMC Holdings, Inc
Business Services	Second lien (2)(9)	9.91% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,614	18,609
	Second lien (8)(9)	9.91% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,614	18,609
					37,500	37,228	37,218	2.90%
Trader Interactive, LLC
Business Services	First lien (2)(9)	8.30% (L + 6.50%/M)	6/15/2017	6/17/2024	31,932	31,776	31,932
	First lien (8)(9)	8.30% (L + 6.50%/M)	6/15/2017	6/17/2024	4,949	4,925	4,949
					36,881	36,701	36,881	2.87%
Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	7.05% (L + 5.25%/M)	4/25/2017	4/29/2024	36,907	36,781	36,745	2.86%
Apptio, Inc.
Software	First lien (8)(9)	8.96% (L + 7.25%/M)	1/10/2019	1/10/2025	34,076	33,473	33,394	2.60%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(9)	8.40% (L + 5.50% + 1.00% PIK/Q)*	8/7/2019	7/16/2026	33,402	33,244	33,234	2.59%
Finalsite Holdings, Inc.
Software	First lien (4)(9)	6.93% (L + 5.00%/Q)	9/28/2018	9/25/2024	22,219	22,081	22,219
	First lien (2)(9)	6.93% (L + 5.00%/Q)	9/28/2018	9/25/2024	10,974	10,906	10,974
					33,193	32,987	33,193	2.59%
TDG Group Holding Company
Consumer Services	First lien (2)(9)	7.44% (L + 5.50%/Q)	5/22/2018	5/31/2024	24,860	24,763	24,860
	First lien (8)(9)	7.44% (L + 5.50%/Q)	5/22/2018	5/31/2024	4,950	4,931	4,950
	First lien (2)(9)	7.44% (L + 5.50%/Q)	5/22/2018	5/31/2024	3,321	3,307	3,321
					33,131	33,001	33,131	2.58%
CoolSys, Inc.
Industrial Services	First lien (5)	7.80% (L + 6.00%/M)	11/20/2019	11/20/2026	22,500	22,388	22,388
	First lien (2)	7.80% (L + 6.00%/M)	11/20/2019	11/20/2026	10,400	10,348	10,348
					32,900	32,736	32,736	2.55%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Ansira Holdings, Inc.
Business Services	First lien (8)	7.55% (L + 5.75%/M)	12/19/2016	12/20/2022	$28,455	$28,378	$27,032
	First lien (3)(10) - Drawn	7.51% (L + 5.75%/M)	12/19/2016	12/20/2022	4,743	4,731	4,506
					33,198	33,109	31,538	2.46%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(9)	7.19% (L + 5.25%/Q)	7/2/2015	7/2/2021	17,095	17,046	17,095
	First lien (3)(9)	7.19% (L + 5.25%/Q)	12/20/2017	7/2/2021	8,890	8,834	8,890
	First lien (2)(9)	7.19% (L + 5.25%/Q)	12/20/2017	7/2/2021	4,184	4,163	4,184
	First lien (3)(9)(10) - Drawn	9.00% (P + 4.25%/Q)	7/2/2015	7/2/2021	608	602	608
					30,777	30,645	30,777	2.40%
Integral Ad Science, Inc.
Software	First lien (8)(9)	9.05% (L + 6.00% + 1.25% PIK/M)*	7/19/2018	7/19/2024	26,843	26,616	26,843
	First lien (3)(9)	9.05% (L + 6.00% + 1.25% PIK/M)*	8/27/2019	7/19/2024	3,507	3,474	3,507
					30,350	30,090	30,350	2.36%
Conservice, LLC
Business Services	First lien (2)(9)	7.05% (L + 5.25%/M)	1/3/2019	11/29/2024	25,311	25,202	25,184
	First lien (3)(9)(10) - Drawn	7.05% (L + 5.25%/M)	1/3/2019	11/29/2024	4,418	4,398	4,396
					29,729	29,600	29,580	2.30%
Kaseya Traverse Inc.
Software	First lien (8)(9)	8.72% (L + 5.50% + 1.00% PIK/S)*	5/9/2019	5/2/2025	27,525	27,274	27,250
	First lien (3)(9)(10) - Drawn	8.45% (L + 6.50%/Q)	5/9/2019	5/2/2025	1,321	1,308	1,308
	First lien (3)(9)(10) - Drawn	8.69% (L + 5.50% + 1.00% PIK/S)*	5/9/2019	5/2/2025	430	426	426
					29,276	29,008	28,984	2.26%
Clarkson Eyecare, LLC
Healthcare Services	First lien (2)	8.05% (L + 6.25%/M)	8/21/2019	4/2/2021	17,300	17,149	17,300
	First lien (2)	8.05% (L + 6.25%/M)	9/11/2019	4/2/2021	11,533	11,433	11,533
					28,833	28,582	28,833	2.25%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	7.19% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,482	24,369	23,992
	Second lien (2)	11.19% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,465	4,399
					28,982	28,834	28,391	2.21%
Sovos Brands Intermediate, Inc.
Food & Beverage	First lien (2)	6.80% (L + 5.00%/M)	11/16/2018	11/20/2025	27,957	27,834	27,957	2.18%
Affinity Dental Management, Inc.
Healthcare Services	First lien (4)(9)	8.07% (L + 6.00%/S)	9/17/2019	9/15/2023	10,945	10,945	10,945
	First lien (2)(9)	8.01% (L + 6.00%/S)	9/15/2017	9/15/2023	11,316	11,288	11,316
	First lien (3)(9)	8.00% (L + 6.00%/S)	9/15/2017	9/15/2023	5,224	5,194	5,224
					27,485	27,427	27,485	2.14%
Confluent Health, LLC
Healthcare Services	First lien (2)	6.80% (L + 5.00%/M)	6/21/2019	6/24/2026	27,363	27,233	27,363	2.13%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	5.30% (L + 3.50%/M)	6/24/2019	8/28/2024	16,908	14,483	13,865
	First lien (8)	5.30% (L + 3.50%/M)	10/23/2019	8/28/2024	16,308	13,388	13,373
					33,216	27,871	27,238	2.12%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

WD Wolverine Holdings, LLC
Healthcare Services	First lien (2)	7.30% (L + 5.50%/M)	2/22/2017	8/16/2022	$9,014	$8,859	$9,014	0.70%
Amerijet Holdings, Inc.
Distribution & Logistics	First lien (4)(9)	9.80% (L + 8.00%/M)	7/15/2016	7/15/2021	7,674	7,653	7,674
	First lien (4)(9)	9.80% (L + 8.00%/M)	7/15/2016	7/15/2021	1,279	1,276	1,279
					8,953	8,929	8,953	0.70%
Zywave, Inc.
Software	Second lien (4)(9)	10.95% (L + 9.00%/Q)	11/22/2016	11/17/2023	6,980	6,946	6,980
	Second lien (4)(9)	10.84% (L + 9.00%/M)	12/3/2019	11/17/2023	600	596	600
	First lien (3)(9)(10) - Drawn	6.80% (L + 5.00%/M)	11/22/2016	11/17/2022	670	665	670
					8,250	8,207	8,250	0.64%
DealerSocket, Inc.
Software	First lien (2)	6.66% (L + 4.75%/Q)	4/16/2018	4/26/2023	6,610	6,576	6,544
	First lien (3)(10) - Drawn	7.05% (L + 5.25%/M)	4/16/2018	4/26/2023	168	167	166
					6,778	6,743	6,710	0.52%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	8.30% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,707	6,705	0.52%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	8.55% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,705	6,657	0.52%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	8.55% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,705	6,530	0.51%
Recorded Future, Inc.
Software	First lien (8)(9)	8.55% (L + 6.75%/M)	8/26/2019	7/3/2025	6,250	6,220	6,219	0.48%
Solera LLC / Solera Finance, Inc.
Software	Subordinated (3)	10.50%/S	2/29/2016	3/1/2024	5,000	4,844	5,316	0.41%
ADG, LLC
Healthcare Services	Second lien (3)(9)	11.92% (L + 10.00%/S)	10/3/2016	3/28/2024	5,264	5,215	4,213	0.33%
Sphera Solutions, Inc.
Software	First lien (2)(9)	9.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	2,489	2,466	2,464	0.19%
First American Payment Systems, L.P.
Business Services	First lien (2)	6.81% (L + 4.75%/Q)	1/3/2017	1/5/2024	2,034	2,021	2,020	0.16%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (11)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Finalsite Holdings, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/25/2018	9/25/2024	$2,521	$(19)	$—	—%
TDG Group Holding Company
Consumer Services	First lien (3)(9)(10) - Undrawn	—	5/22/2018	5/31/2024	5,044	(25)	—	—%
iCIMS, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/12/2018	9/12/2024	2,915	(29)	—	—%
Associations, Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2021	3,161	(20)	—
	First lien (3)(9)(10) - Undrawn	—	7/30/2018	7/30/2024	2,033	(13)	—
					5,194	(33)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(9)(10) - Undrawn	—	6/8/2018	4/30/2022	6,743	(34)	—	—%
Diligent Corporation
Software	First lien (3)(9)(10) - Undrawn	—	12/19/2018	12/19/2020	5,977	(37)	—	—%
PhyNet Dermatology LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	9/17/2018	8/16/2020	17,077	(85)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	(1)	(0.00)%
DealerSocket, Inc.
Software	First lien (3)(10) - Undrawn	—	4/16/2018	4/26/2023	392	(3)	(4)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	8/26/2019	1/3/2021	500	(3)	(3)
	First lien (3)(9)(10) - Undrawn	—	8/26/2019	7/3/2025	750	(4)	(4)
					1,250	(7)	(7)	(0.00)%
PaySimple, Inc.
Software	First lien (3)(10) - Undrawn	—	8/19/2019	8/24/2020	2,289	—	(11)	(0.00)%
Alert Holding Company, Inc. (14)
Appriss Holdings, Inc.
Business Services	First lien (3)(10) - Undrawn	—	5/24/2019	5/30/2025	930	(9)	(14)	(0.00)%
Bullhorn, Inc.
Software	First lien (3)(9)(10) - Undrawn	—	9/24/2019	10/1/2021	1,135	(9)	(9)
	First lien (3)(9)(10) - Undrawn	—	9/24/2019	10/1/2025	852	(6)	(6)
					1,987	(15)	(15)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(10) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	(15)	(0.00)%
CFS Management, LLC
Healthcare Services	First lien (3)(9)(10) - Undrawn	—	8/6/2019	7/1/2024	3,468	(17)	(17)	(0.00)%
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2020
(in thousands, except share data)
Note 1. Formation and Business Purpose
    New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through December 31, 2020, NMFC raised approximately $893,183 in net proceeds from additional offerings of its common stock.
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
    The Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company's portfolio may be concentrated in a limited number of industries. As of December 31, 2020, the Company’s top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
Note 2. Summary of Significant Accounting Policies
    Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946"). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID and NMF YP and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
b.Preliminary valuation conclusions will then be documented and discussed with the Company's senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Company's board of directors; and
d.When deemed appropriate by the Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
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
New Mountain Net Lease Corporation
    NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2020.
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

    Below is certain summarized property information for NMNLC as of December 31, 2020:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2020
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$67,835
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	29,130
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	14,885
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	12,302
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	7,410
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,084
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	6,852
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,830
NM KRLN LLC	None	N/A	MD	95	1,501
					$150,829
    Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2020 and December 31, 2019, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $21,422 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company's contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
    Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2020 and December 31, 2019.
Revenue recognition
    Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
    Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company recognized PIK and non-cash interest from investments of $17,002, $9,495 and $8,640, respectively, and PIK and non-cash dividends from investments of $13,447, $18,698 and $24,893, respectively.

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
    For the year ended December 31, 2020, the Company recognized a total income tax benefit of approximately $991 for the Company's consolidated subsidiaries. For the year ended December 31, 2020, the Company recorded current income tax expense of approximately $22 and deferred income tax benefit of approximately $1,013. For the year ended December 31, 2019, the Company recognized a total income tax provision of approximately $0 for the Company's consolidated subsidiaries.

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
    As of December 31, 2020 and December 31, 2019, the Company had $101 of deferred tax assets and $912 of deferred tax liabilities, respectively, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
    Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC 740") through December 31, 2020. The 2017 through 2020 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
    Distributions—Distributions to common stockholders of the Company are recorded on the record date as set by the board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income (see Note 5. Agreements, for details) on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
    The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.
    The Company applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is equal to or greater than 110.0% of the last determined net asset value of the shares, the Company will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of the Company's common stock on the NASDAQ Global Select Market ("NASDAQ") on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NASDAQ or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
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
    Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2020 the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2021 or until $50,000 of its outstanding shares of common stock have been repurchased. During the years ended December 31, 2020 and December 31, 2019, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the Repurchase Program.
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

Note 3. Investments
    At December 31, 2020, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,601,438	$1,576,217
Second lien	699,263	692,828
Subordinated	46,407	36,939
Equity and other	650,561	647,518
Total investments	$2,997,669	$2,953,502

    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$810,907	$815,109
Business Services	673,680	623,609
Healthcare Services	483,845	479,084
Education	236,922	238,034
Investment Funds (includes investments in joint ventures)	222,400	222,400
Net Lease	116,791	150,829
Federal Services	82,637	83,742
Consumer Services	78,231	78,538
Specialty Chemicals & Materials	62,037	61,651
Distribution & Logistics	65,589	57,878
Healthcare Information Technology	47,610	47,915
Industrial Services	36,581	36,744
Energy	55,309	34,112
Packaging	14,371	13,069
Business Products	10,759	10,788
Total investments	$2,997,669	$2,953,502

    At December 31, 2019, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,803,747	$1,801,615
Second lien	796,921	788,868
Subordinated	71,904	66,774
Equity and other	478,969	503,023
Total investments	$3,151,541	$3,160,280

    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$764,875	$765,499
Business Services	667,493	650,384
Healthcare Services	552,499	551,471
Education	267,064	285,781
Investment Funds (includes investments in joint ventures)	202,400	202,400
Net Lease	105,212	121,360
Distribution & Logistics	106,403	106,878
Federal Services	103,179	101,675
Energy	105,689	100,699
Healthcare Information Technology	99,581	100,050
Consumer Services	91,474	90,424
Industrial Services	32,736	32,708
Food & Beverage	27,834	27,957
Packaging	14,348	12,476
Business Products	10,754	10,518
Total investments	$3,151,541	$3,160,280
During the second quarter of 2020, the Company placed its subordinated position in Permian Holdco 3, Inc. on non-accrual status. The Company's subordinated positions in Permian Holdco 2, Inc. and preferred shares in Permian Holdco 1, Inc. remain on non-accrual status due to its ongoing restructuring, which included the filing for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware on July 19, 2020. As of December 31, 2020, the Company's investments in Permian Holdco 1, Inc., Permian Holdco 2, Inc. and Permian Holdco 3, Inc., which were placed on non-accrual status, had an aggregate cost basis of $10,864 and an aggregate fair value of $0. During the three months ended March 31, 2020, the Company reversed $3,418 of previously recorded PIK dividends related to its investment in Permian Holdco 1, Inc. as the Company believes these PIK dividends will ultimately not be collectible. During the three months ended June 30, 2020, the Company reversed $1,998 of previously recorded PIK interest related to its investments in Permian Holdco 2, Inc. and Permian Holdco 3, Inc. as the Company believes this PIK interest will ultimately not be collectible.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of December 31, 2020, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $3,919 for the year then ended. During the fourth quarter of 2020, the Company placed an aggregate principal amount of $9,444 of its investment in the senior preferred shares of UniTek on non-accrual status. As of December 31, 2020, the Company's senior preferred shares in UniTek, which were placed on non-accrual status, had an aggregate cost basis of $9,444, an aggregate fair value of $3,817 and total unearned dividend income of $72 for the year then ended.
    During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of December 31, 2020, the Company's investment in EDMC, which was placed on non-accrual status represented an aggregate cost basis of $957, an aggregate fair value of $0 and total unearned interest income of $48 for the year then ended.

    As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $63,411 and $0, respectively. As of December 31, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $9,715. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2020.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of December 31, 2020, the SPP Agreement has a cost basis of $14,500 and a fair value of $10,354, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program I LLC
    NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I was structured as a private investment fund in which all of the investors were "qualified purchasers", as such term is defined in Section 2(a)(51) of the 1940 Act. Transfer of interests in SLP I are subject to restrictions and, as a result, interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I's re-investment period ended on August 31, 2020. As of this date, SLP I ceased new investment activity and any principal repayments from investments were used to repay SLP I’s revolving credit facility. Due to the expiration of the investment period, a member of SLP I expressed an interest to withdraw from SLP I. Effective December 11, 2020, this member, with the consent of the other members of SLP I pursuant to the Withdrawal and Distribution Agreement dated as of December 11, 2020, fully withdrew as a member of SLP I through an in-kind distribution. Immediately following the effectiveness of the withdrawal, the remaining members of SLP I entered into the First Amended and Restated Limited Liability Company Agreement (the “Restated SLP I Agreement”), which among other matters, removed the Company as the managing member of SLP I and made other changes to its governance and management. Under the Restated SLP I Agreement, SLP I is managed and all investment decisions are made by a board of members, which has equal representation from all members of SLP I. No revisions were made to the term of SLP I or the reinvestment period end date.
As of December 31, 2020, SLP I had total investments with an aggregate fair value of approximately $124,659, debt outstanding of $188,867 and capital that had been called and funded of $43,000. As of December 31, 2019, SLP I had total investments with an aggregate fair value of approximately $313,702, debt outstanding of $227,367 and capital that had been called and funded of $93,000. As of December 31, 2020 and December 31, 2019, none of SLP I's investments were on non-

accrual. The Company's investment in SLP I is disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2020 and December 31, 2019.
Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
First lien investments (1)	$127,660	$322,775
Weighted average interest rate on first lien investments (2)	4.85%	6.32%
Number of portfolio companies in SLP I	34	38
Largest portfolio company investment (1)	$7,797	$17,041
Total of five largest portfolio company investments (1)	$34,918	$77,108

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$3,678	$3,701	$3,649
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	6,866	6,809	6,836
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	6,614	6,578	6,531
ASG Technologies Group, Inc.	Software	4.50% (L + 3.50%)	7/31/2024	653	651	636
BarBri, Inc.	Education	5.00% (L + 4.00%)	12/1/2023	5,980	5,964	5,980
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	131	130	131
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	631	628	631
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	4,520	4,504	4,474
Certara Holdco, Inc.	Healthcare Information Technology	3.75% (L + 3.50%)	8/15/2024	5,138	5,134	5,145
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	452	452	423
Cvent, Inc.	Software	3.90% (L + 3.75%)	11/29/2024	6,745	6,732	6,479
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	3,433	3,426	3,419
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	6,103	6,084	5,925
Emerald 2 Limited	Business Services	3.50% (L + 3.25%)	7/10/2026	449	448	445
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	1,345	1,333	1,336
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	1,363	1,342	1,355
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	6,693	6,677	6,141
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	3,609	3,597	3,524
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	138	137	138
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,372	1,367	1,344
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	5,314	5,297	5,208
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	781	783	767
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,249	2,245	2,237
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,876	4,868	4,852
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	1,352	1,354	1,346
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,254	2,250	2,217
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	628	626	614
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	4,175	4,159	3,799
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,906	3,883	3,799
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	6,731	6,713	6,731
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,260	4,243	4,192
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	6,779	6,779	6,542
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	6,148	6,096	6,162
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	2,739	2,716	2,712
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	7,797	7,792	7,174
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	1,758	1,743	1,765
Total Funded Investments				$127,660	$127,241	$124,659

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2020.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.

    The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$11,037	$10,966	$11,046
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	15,000	14,856	14,916
Affordable Care Holding Corp.	Healthcare Services	6.59% (L + 4.75%)	10/24/2022	14,455	14,336	14,093
ASG Technologies Group, Inc.	Software	5.30% (L + 3.50%)	7/31/2024	1,496	1,491	1,480
BarBri, Inc.	Education	6.46% (L + 4.25%)	12/1/2023	12,932	12,888	12,674
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	90	90	90
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,379	1,372	1,372
Bracket Intermediate Holding Corp.	Healthcare Services	6.35% (L + 4.25%)	9/5/2025	9,875	9,833	9,850
Certara Holdco, Inc.	Healthcare Information Technology	5.44% (L + 3.50%)	8/15/2024	11,261	11,238	11,261
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	987	987	986
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	2,463	2,453	2,432
Cvent, Inc.	Software	5.55% (L + 3.75%)	11/29/2024	14,738	14,704	14,725
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	13,335	13,286	13,280
Edmentum, Inc. (fka Plato, Inc.)	Education	10.43% (L + 4.50% + 4.00% PIK)	6/9/2021	11,154	11,156	11,154
Emerald 2 Limited	Business Services	5.69% (L + 3.75%)	7/10/2026	980	978	985
Explorer Holdings, Inc.	Healthcare Services	6.23% (L + 4.50%)	2/4/2027	2,925	2,895	2,949
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	2,978	2,924	2,955
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,625	14,578	13,053
Heartland Dental, LLC	Healthcare Services	5.55% (L + 3.75%)	4/30/2025	7,712	7,681	7,684
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,997	2,985	2,967
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	11,610	11,565	11,494
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	1,706	1,713	1,536
MediaOcean, LLC	Software	5.80% (L + 4.00%)	8/18/2025	3,608	3,603	3,617
Medical Solutions Holdings, Inc.	Healthcare Services	6.30% (L + 4.50%)	6/14/2024	4,913	4,903	4,905
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	10,655	10,627	10,655
National Intergovernmental Purchasing Alliance Company	Business Services	5.69% (L + 3.75%)	5/23/2025	2,955	2,960	2,955
Pelican Products, Inc.	Business Products	5.24% (L + 3.50%)	5/1/2025	4,925	4,913	4,531
PetroChoice Holdings, Inc.	Distribution & Logistics	6.93% (L + 5.00%)	8/19/2022	3,830	3,789	3,658
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	1,372	1,367	1,358
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	9,122	9,079	9,099
PSC Industrial Holdings Corp.	Industrial Services	5.49% (L + 3.75%)	10/11/2024	10,290	10,215	10,239
Salient CRGT Inc.	Federal Services	8.29% (L + 6.50%)	2/28/2022	15,323	15,250	14,595
Sierra Enterprises, LLC	Food & Beverage	5.80% (L + 4.00%)	11/11/2024	9,307	9,263	9,272
VT Topco, Inc.	Business Services	5.69% (L + 3.75%)	8/1/2025	4,823	4,769	4,821
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	14,813	14,812	12,887
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	14,931	14,787	14,968
Wrench Group LLC	Consumer Services	6.19% (L + 4.25%)	4/30/2026	4,478	4,436	4,489
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	17,041	17,002	15,933
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	6.55% (L + 4.75%)	9/30/2026	9,637	9,543	9,697
Zywave, Inc.	Software	6.93% (L + 5.00%)	11/17/2022	10,670	10,642	10,670
Zywave, Inc.	Software	6.84% (L + 5.00%)	11/17/2022	2,369	2,346	2,369
Total Funded Investments				$320,797	$319,281	$313,700
Unfunded Investments - First lien
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	$194	$(1)	$(1)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	$174	$—	$(1)
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	110	—	—
Wrench Group LLC	Consumer Services	—	4/30/2021	1,500	—	4
Total Unfunded Investments				$1,978	$(1)	$2
Total Investments				$322,775	$319,280	$313,702

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2019.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.
Below is certain summarized financial information for SLP I as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

Selected Balance Sheet Information:	December 31, 2020	December 31, 2019
Investments at fair value (cost of $127,241 and $319,280, respectively)	$124,659	$313,702
Receivable from in-kind distributions	100,271	—
Receivable from unsettled securities sold	1,665	—
Cash and other assets	6,461	8,096
Total assets	$233,056	$321,798

Credit facility	$188,867	$227,367
Deferred financing costs	(397)	(1,184)
Distribution payable	2,538	2,741
Payable for unsettled securities purchased	—	2,895
Other liabilities	1,364	2,539
Total liabilities	192,372	234,358

Members' capital	$40,684	$87,440
Total liabilities and members' capital	$233,056	$321,798

	Year Ended December 31,
Selected Statement of Operations Information:	2020	2019	2018
Interest income	$17,609	$22,618	$22,429
Other income	58	189	197
Total investment income	17,667	22,807	22,626

Interest and other financing expenses	5,518	10,356	10,311
Other expenses	1,708	1,668	1,846
Total expenses	7,226	12,024	12,157
Less: expenses waived and reimbursed	(155)	(202)	(272)
Net expenses	7,071	11,822	11,885
Net investment income	10,596	10,985	10,741

Net realized (losses) gains on investments	(400)	133	652
Net change in unrealized (depreciation) appreciation of investments	(2,831)	263	(7,504)
Net increase in members' capital	$7,365	$11,381	$3,889

Pursuant to the Restated SLP I Agreement, the Company is no longer entitled to, and SLP I no longer pays management fees for investment management services provided to SLP I. For the period January 1, 2020 to December 11, 2020, and for the years ended December 31, 2019 and December 31, 2018, the Company earned approximately $898, $1,142 and $1,179, respectively, in management fees related to SLP I, which is included in other income. As of December 31, 2020 and December 31, 2019, approximately $117 and $277, respectively, of management fees related to SLP I was included in receivable from affiliates. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company earned approximately $2,753, $3,073 and $3,173, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2020 and December 31, 2019, approximately $657 and $747, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
The Company has determined that SLP I is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation ("ASC 810"), concludes that in an investment fund where both members have equal decision making authority, it is not appropriate for one member to consolidate since neither has control. Accordingly, the Company does not consolidate SLP I.
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
    SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of December 31, 2020, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2020 and December 31, 2019.
    On April 12, 2016, SLP II entered into its revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum. As of December 31, 2020 and December 31, 2019, SLP II had total investments with an aggregate fair value of approximately $271,149 and $339,985, respectively, and debt outstanding under its credit facility of $183,970 and $246,870, respectively. As of December 31, 2020 and December 31, 2019, none of SLP II's investments were on non-accrual. Additionally, as of December 31, 2020 and December 31, 2019, SLP II had unfunded commitments in the form of delayed draws of $0 and $16,975, respectively. Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
First lien investments (1)	$279,678	$351,160
Weighted average interest rate on first lien investments (2)	5.07%	6.29%
Number of portfolio companies in SLP II	32	37
Largest portfolio company investment (1)	$16,481	$17,456
Total of five largest portfolio company investments (1)	$75,522	$78,932

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$4,613	$4,598	$4,577
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,481	16,410	15,612
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	283	282	283
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,365	1,359	1,365
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	1,341	1,329	1,341
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/30/2026	8,584	8,509	8,584
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	3,652	3,643	3,630
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,026	2,019	1,895
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,588	10,556	9,900
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	7,425	7,409	7,394
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	14,608	14,563	14,182
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,129	3,101	3,106
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,475	14,439	13,281
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,411	4,373	4,411
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	13,755	13,648	13,600
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,225	5,196	4,937
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,865	1,863	1,828
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	7,225	7,219	7,080
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,580	11,549	11,376
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,767	2,760	2,753
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,073	2,069	2,063
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,034	12,011	11,975
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,133	10,105	10,158
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	1,358	1,354	1,328
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,418	12,379	11,300
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,028	3,011	2,945
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,478	12,445	12,478
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	14,663	14,663	14,149
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	5,418	5,372	5,431
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	5,924	5,875	5,865
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,649	14,641	13,477
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	4,088	4,053	4,105
Total Funded Investments				$279,678	$278,595	$271,149

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2020.
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

    Below is certain summarized financial information for SLP II as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

Selected Balance Sheet Information:	December 31, 2020	December 31, 2019
Investments at fair value (cost of $278,595 and $346,321, respectively)	$271,149	$339,985
Cash and other assets	8,759	8,159
Total assets	$279,908	$348,144

Credit facility	$183,970	$246,870
Deferred financing costs	(534)	(1,408)
Payable for unsettled securities purchased	—	3,113
Distribution payable	2,500	3,250
Other liabilities	1,058	2,367
Total liabilities	186,994	254,192

Members' capital	$92,914	$93,952
Total liabilities and members' capital	$279,908	$348,144

	Year Ended December 31,
Selected Statement of Operations Information:	2020	2019	2018
Interest income	$18,035	$24,175	$24,654
Other income	89	145	199
Total investment income	18,124	24,320	24,853

Interest and other financing expenses	5,814	10,882	10,474
Other expenses	469	532	681
Total expenses	6,283	11,414	11,155
Less: expenses waived and reimbursed	—	(20)	—
Net expenses	6,283	11,394	11,155
Net investment income	11,841	12,926	13,698

Net realized (losses) gains on investments	(800)	410	782
Net change in unrealized depreciation of investments	(1,111)	(1,958)	(7,837)
Net increase in members' capital	$9,930	$11,378	$6,643
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company earned approximately $8,708, $11,116 and $11,124, respectively, of dividend income related to SLP II, which is included in dividend income. As of December 31, 2020 and December 31, 2019, approximately $1,985 and $2,581, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
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
    SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2020, the Company and SkyKnight II have committed $140,000 and $35,000, respectively, of equity to SLP III. As of December 31, 2020, the Company and SkyKnight II have contributed $120,000 and $30,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2020 and December 31, 2019.
    On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of December 31, 2020 and December 31, 2019, SLP III had total investments with an aggregate fair value of approximately $609,961 and $475,198, respectively, and debt outstanding under its credit facility of $424,200 and $355,400, respectively. As of December 31, 2020 and December 31, 2019, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2020 and December 31, 2019, SLP III had unfunded commitments in the form of delayed draws of $7,838 and $17,302, respectively. Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2020 and December 31, 2019 :

	December 31, 2020	December 31, 2019
First lien investments (1)	$626,985	$493,787
Weighted average interest rate on first lien investments (2)	4.72%	5.95%
Number of portfolio companies in SLP III	69	49
Largest portfolio company investment (1)	$23,735	$23,947
Total of five largest portfolio company investments (1)	$99,159	$99,906

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$868	$868	$861
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,901	5,850	5,827
AG Parent Holdings, LLC	Healthcare Services	5.15% (L + 5.00%)	7/31/2026	12,375	12,323	12,251
Ascensus Specialties LLC	Business Services	4.90% (L + 4.75%)	9/24/2026	9,900	9,858	9,931
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.40% (L + 4.25%)	10/9/2026	5,955	5,904	5,900
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,490	11,412	11,605
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.15% (L + 4.00%)	6/11/2026	10,869	10,780	10,801
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,654	19,573	19,654
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,081	4,062	4,081
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	4,292	4,254	4,292
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	671	665	671
Bluefin Holding, LLC	Software	4.15% (L + 4.00%)	9/4/2026	9,900	9,775	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	14,663	14,610	14,516
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	11,217	11,190	11,147
Cano Health, LLC	Healthcare Services	5.50% (L + 4.75%)	11/23/2027	6,308	6,244	6,244
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,038	6,932	6,967
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
Certara Holdco, Inc.	Healthcare I.T.	3.75% (L + 3.50%)	8/15/2024	1,246	1,248	1,247
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	977	977	914
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,833	5,804	5,833
Confluent Health, LLC	Healthcare Services	5.15% (L + 5.00%)	6/24/2026	4,398	4,354	4,348
Covenant Surgical Partners, Inc.	Healthcare Services	4.15% (L + 4.00%)	7/1/2026	9,876	9,795	9,678
CRCI Longhorn Holdings, Inc.	Business Services	3.65% (L + 3.50%)	8/8/2025	14,663	14,611	14,498
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	9,900	9,879	9,859
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,636	14,611	14,421
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	18,576	18,511	18,035
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,911	3,876	3,883
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	12,071	12,057	11,796
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	2,838	2,834	2,773
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,513	6,513	6,513
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,520	14,527	13,322
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	18,540	18,478	18,104
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	18,440	18,270	18,440
Higginbotham Insurance Agency, Inc.	Financial Services	6.50% (L + 5.75%)	11/25/2026	7,187	7,134	7,331
Idera, Inc.	Software	5.00% (L + 4.00%)	6/28/2024	9,435	9,406	9,435
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	983	975	971
Kestra Advisor Services Holdings A, Inc.	Business Services	4.40% (L + 4.25%)	6/3/2026	9,381	9,318	9,241
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	2,627	2,612	2,575
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	678	674	665
Maravai Intermediate Holdings, LLC	Healthcare Products	5.25% (L + 4.25%)	10/19/2027	4,125	4,085	4,148
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	4,729	4,725	4,645
Mavis Tire Express Services Corp.	Retail	5.00% (L + 4.00%)	3/20/2025	4,828	4,733	4,846
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	10,272	10,191	10,148
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	2,576	2,554	2,545
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,502	4,492	4,480

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	$871	$869	$867
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	8,701	8,698	8,658
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.43% (L + 4.25%)	3/9/2026	8,887	8,887	8,897
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.51% (L + 4.25%)	3/9/2026	398	398	398
Navex Topco, Inc.	Software	3.40% (L + 3.25%)	9/5/2025	18,208	18,079	17,929
Navicure, Inc.	Healthcare Services	4.75% (L + 4.00%)	10/22/2026	4,107	4,097	4,110
Newport Group Holdings II, Inc.	Business Services	3.75% (L + 3.50%)	9/12/2025	4,888	4,870	4,851
Orion Advisor Solutions, Inc.	Business Services	5.00% (L + 4.00%)	9/24/2027	5,237	5,186	5,260
Outcomes Group Holdings, Inc.	Healthcare Services	3.50% (L + 3.25%)	10/24/2025	3,400	3,394	3,349
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,875	4,867	4,796
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	15,272	15,225	15,310
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	6,484	6,419	6,496
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	13,583	13,538	13,279
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,822	9,786	8,939
Project Boost Purchaser, LLC	Business Services	5.00% (L + 4.25%)	6/1/2026	1,995	1,975	2,002
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Ryan Specialty Group, LLC	Business Services	4.00% (L + 3.25%)	9/1/2027	3,491	3,441	3,491
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,431	2,429	2,393
Sovos Brands Intermediate, Inc.	Food & Beverage	4.96% (L + 4.75%)	11/20/2025	3,591	3,582	3,609
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.50% (L + 4.25%)	7/30/2025	12,183	12,161	11,665
Symplr Software, Inc.(fka Caliper Software, Inc.)	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	10,000	9,850	9,913
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	15,000	14,888	14,888
TIBCO Software Inc.	Software	3.90% (L + 3.75%)	6/30/2026	7,654	7,637	7,572
Unified Women’s Healthcare, LP	Healthcare Servies	5.00% (L + 4.25%)	12/20/2027	10,000	9,923	9,975
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	17,127	17,127	16,527
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	19,868	19,701	19,914
VT Topco, Inc.	Business Services	3.65% (L + 3.50%)	8/1/2025	2,795	2,795	2,763
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,691	9,685	8,915
Total Funded Investments				$619,147	$615,974	$609,981
Unfunded Investments - First lien
Cano Health, LLC	Healthcare Services	—	11/23/2027	$2,300	$(23)	$(23)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(40)
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2026	2,023	(15)	40
Planview Parent, Inc.	Software	—	12/17/2027	1,515	—	3
Total Unfunded Investments				$7,838	$(58)	$(20)
Total Investments				$626,985	$615,916	$609,961

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2020.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP III.

    The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2019:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	5.44% (L + 3.75%)	2/27/2025	$1,204	$1,204	$1,205
Advisor Group Holdings, Inc.	Consumer Services	6.80% (L + 5.00%)	7/31/2026	5,000	4,952	4,972
Affordable Care Holding Corp.	Healthcare Services	6.59% (L + 4.75%)	10/24/2022	5,963	5,884	5,814
AG Parent Holdings, LLC	Healthcare Services	6.91% (L + 5.00%)	7/31/2026	12,500	12,440	12,406
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	6.26% (L + 4.25%)	10/9/2026	6,000	5,941	5,970
Ascensus Specialties LLC	Business Services	6.44% (L + 4.75%)	9/24/2026	10,000	9,951	9,975
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	9,167	9,080	9,224
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.80% (L + 4.00%)	6/11/2026	229	243	231
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	19,853	19,759	19,753
Bearcat Buyer, Inc.	Healthcare Services	6.19% (L + 4.25%)	7/9/2026	1,302	1,296	1,296
Bleriot US Bidco Inc.	Federal Services	6.69% (L + 4.75%)	10/30/2026	4,324	4,281	4,373
Bluefin Holding, LLC	Software	6.14% (L + 4.25%)	9/4/2026	10,000	9,855	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	6.35% (L + 4.25%)	9/5/2025	14,813	14,750	14,775
Brave Parent Holdings, Inc.	Software	5.93% (L + 4.00%)	4/18/2025	14,775	14,732	14,560
CentralSquare Technologies, LLC	Software	5.55% (L + 3.75%)	8/29/2025	14,850	14,819	14,231
Certara Holdco, Inc.	Healthcare I.T.	5.44% (L + 3.50%)	8/15/2024	1,262	1,266	1,262
CHA Holdings, Inc.	Business Services	6.44% (L + 4.50%)	4/10/2025	987	987	986
CommerceHub, Inc.	Software	5.30% (L + 3.50%)	5/21/2025	14,775	14,716	14,590
Covenant Surgical Partners, Inc.	Healthcare Services	5.69% (L + 4.00%)	7/1/2026	9,975	9,881	9,913
CRCI Longhorn Holdings, Inc.	Business Services	5.19% (L + 3.50%)	8/8/2025	14,813	14,751	14,414
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	5.55% (L + 3.75%)	6/6/2025	14,786	14,755	14,737
Drilling Info Holdings, Inc.	Business Services	6.05% (L + 4.25%)	7/30/2025	18,766	18,688	18,688
Edgewood Partners Holdings LLC	Business Services	6.05% (L + 4.25%)	9/6/2024	7,432	7,367	7,413
Explorer Holdings, Inc.	Healthcare Services	6.25% (L + 4.50%)	11/20/2026	3,931	3,892	3,964
Fastlane Parent Company, Inc.	Distribution & Logistics	6.44% (L + 4.50%)	2/4/2026	3,474	3,411	3,448
Greenway Health, LLC	Software	5.69% (L + 3.75%)	2/16/2024	14,670	14,679	13,093
Heartland Dental, LLC	Healthcare Services	5.55% (L + 3.75%)	4/30/2025	18,317	18,243	18,248
Help/Systems Holdings, Inc.	Software	6.55% (L + 4.75%)	11/19/2026	5,556	5,500	5,535
Idera, Inc.	Software	6.30% (L + 4.50%)	6/28/2024	5,572	5,548	5,576
Institutional Shareholder Services Inc.	Business Services	6.44% (L + 4.50%)	3/5/2026	993	983	978
Kestra Advisor Services Holdings A, Inc.	Business Services	6.20% (L + 4.25%)	6/3/2026	9,476	9,402	9,477
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	2,654	2,634	2,627
LSCS Holdings, Inc.	Healthcare Services	6.31% (L + 4.25%)	3/17/2025	685	680	678
Market Track, LLC	Business Services	6.18% (L + 4.25%)	6/5/2024	4,778	4,773	4,300
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	10,376	10,282	10,402
MED ParentCo, LP	Healthcare Services	6.05% (L + 4.25%)	8/31/2026	553	549	554
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	4,549	4,534	4,549
Ministry Brands, LLC	Software	5.85% (L + 4.00%)	12/2/2022	880	877	880
National Intergovernmental Purchasing Alliance Company	Business Services	5.69% (L + 3.75%)	5/23/2025	8,790	8,786	8,790
Navex Topco, Inc.	Software	5.05% (L + 3.25%)	9/5/2025	18,394	18,237	18,448
Netsmart Technologies, Inc.	Healthcare I.T.	5.55% (L + 3.75%)	4/19/2023	10,330	10,330	10,308
Newport Group Holdings II, Inc.	Business Services	5.65% (L + 3.75%)	9/12/2025	4,938	4,917	4,950
NorthStar Financial Services Group, LLC	Software	5.30% (L + 3.50%)	5/25/2025	11,770	11,723	11,579

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Outcomes Group Holdings, Inc.	Healthcare Services	5.41% (L + 3.50%)	10/24/2025	$6,435	$6,421	$6,344
Pelican Products, Inc.	Business Products	5.24% (L + 3.50%)	5/1/2025	4,925	4,915	4,531
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	7.05% (L + 5.25%)	4/29/2024	15,430	15,371	15,363
Premise Health Holding Corp.	Healthcare Services	5.44% (L + 3.50%)	7/10/2025	13,723	13,666	13,580
Project Accelerate Parent, LLC	Business Services	5.99% (L + 4.25%)	1/2/2025	9,924	9,878	9,899
Quest Software US Holdings Inc.	Software	6.18% (L + 4.25%)	5/16/2025	14,850	14,790	14,739
Sierra Enterprises, LLC	Food & Beverage	5.80% (L + 4.00%)	11/11/2024	2,456	2,454	2,447
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.19% (L + 4.25%)	7/30/2025	14,812	14,782	14,905
Wirepath LLC	Distribution & Logistics	5.94% (L + 4.00%)	8/5/2024	17,302	17,302	15,053
WP CityMD Bidco LLC	Healthcare Services	6.44% (L + 4.50%)	8/13/2026	20,069	19,875	20,119
YI, LLC	Healthcare Services	5.94% (L + 4.00%)	11/7/2024	9,791	9,784	9,155
Total Funded Investments				$483,179	$480,816	$475,207
Unfunded Investments - First lien
BCPE Empire Holdings, Inc.	Distribution & Logistics	—	6/11/2021	$1,580	$(16)	$10
Bearcat Buyer, Inc.	Healthcare Services	—	7/9/2021	2,792	(14)	(14)
Bleriot US Bidco Inc.	Federal Services	—	10/31/2020	676	(7)	8
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(13)
Heartland Dental, LLC	Healthcare Services	—	4/30/2020	413	—	(2)
MED ParentCo, LP	Healthcare Services	—	8/27/2021	2,044	(20)	5
Premise Health Holding Corp.	Healthcare Services	—	7/10/2020	1,103	(3)	(3)
Total Unfunded Investments				$10,608	$(80)	$(9)
Total Investments				$493,787	$480,736	$475,198

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

    Below is certain summarized financial information for SLP III as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

Selected Balance Sheet Information:	December 31, 2020	December 31, 2019
Investments at fair value (cost of $615,916 and $480,736, respectively)	$609,961	$475,198
Cash and other assets	10,292	12,836
Total assets	$620,253	$488,034

Credit facility	$424,200	$355,400
Deferred financing costs	(2,471)	(2,385)
Payable for unsettled securities purchased	47,192	8,166
Distribution payable	3,800	3,650
Other liabilities	2,618	3,736
Total liabilities	475,339	368,567

Members' capital	$144,914	$119,467
Total liabilities and members' capital	$620,253	$488,034

	Year Ended December 31,
Selected Statement of Operations Information:	2020	2019	2018(1)
Interest income	$27,475	$27,226	$9,572
Other income	576	368	207
Total investment income	28,051	27,594	9,779

Interest and other financing expenses	11,872	14,129	5,435
Other expenses	747	632	517
Total expenses	12,619	14,761	5,952
Less: expenses waived and reimbursed	—	(22)	—
Net expenses	12,619	14,739	5,952
Net investment income	15,432	12,855	3,827

Net realized gains on investments	262	263	9
Net change in unrealized (depreciation) appreciation of investments	(417)	2,528	(8,066)
Net increase (decrease) in members' capital	$15,277	$15,646	$(4,230)

(1)SLP III commenced operations on April 25, 2018.
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company earned approximately $11,864, $10,520 and $3,040, respectively, of dividend income related to SLP III, which is included in dividend income. As of December 31, 2020 and December 31, 2019 approximately $3,040 and $2,920, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
    In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under these rules. On May 21, 2020, the SEC adopted rule amendments that will impact the requirement of BDCs and registered closed-end funds to disclose the financial statements of certain of its portfolio companies or of a fund that the investment company acquires (the "Final Rules"). The Final Rules adopt a new definition of “significant subsidiary” in Rule 1-02(w)(2) that will be applicable to the Company's determination of whether separate financial statements or summary financial information in such Company’s periodic reports for any portfolio company is required, which will (a) modify the investment test and income test, and (b) eliminate the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w). The Final Rules became effective on January 1, 2021, but, as permitted by the Final Rules, the Company elected to early adopt during the year ended December 31, 2020. As of December 31, 2020, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rules 3-09 and 4-08(g).
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
The Company's financial condition and portfolio companies may be negatively impacted by the COVID-19 pandemic. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent which the COVID-19 pandemic will impact our financial condition and portfolio companies will depend on future developments affecting not only us, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of spread of the disease.
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

    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$1,576,217	$—	$92,850	$1,483,367
Second lien	692,828	—	122,795	570,033
Subordinated	36,939	—	—	36,939
Equity and other	647,518	—	—	647,518
Total investments	$2,953,502	$—	$215,645	$2,737,857
    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2019:

	Total	Level I	Level II	Level III
First lien	$1,801,615	$—	$263,192	$1,538,423
Second lien	788,868	—	369,477	419,391
Subordinated	66,774	—	20,870	45,904
Equity and other	503,023	—	—	503,023
Total investments	$3,160,280	$—	$653,539	$2,506,741
    The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2020:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2019	$2,506,741	$1,538,423	$419,391	$45,904	$503,023
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(1,937)	(15,947)	14	(3,600)	17,596
Net change in unrealized (depreciation) appreciation of investments	(39,994)	(15,632)	5,800	(3,065)	(27,097)
Purchases, including capitalized PIK and revolver fundings(1)	647,683	381,314	65,586	28,486	172,297
Proceeds from sales and paydowns of investments(1)	(639,885)	(487,614)	(103,184)	(30,786)	(18,301)
Transfers into Level III(2)	292,612	110,186	182,426	—	—
Transfers out of Level III(2)	(27,363)	(27,363)	—	—	—
Fair value, December 31, 2020	$2,737,857	$1,483,367	$570,033	$36,939	$647,518
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(23,092)	$(16,067)	$5,349	$(4,488)	$(7,886)

(1)Includes non-cash reorganizations and restructurings.
(2)As of December 31, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

    The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2019:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2018	$1,775,071	$987,528	$306,815	$40,087	$440,641
Total gains or losses included in earnings:
Net realized gains on investments	571	304	267	—	—
Net change in unrealized (depreciation) appreciation of investments	(377)	4,760	(1,662)	1,615	(5,090)
Purchases, including capitalized PIK and revolver fundings (1)	961,643	647,909	242,060	4,202	67,472
Proceeds from sales and paydowns of investments	(273,140)	(136,509)	(136,631)	—	—
Transfers into Level III(1)	227,124	114,844	112,280	—	—
Transfers out of Level III(1)	(184,151)	(80,413)	(103,738)	—	—
Fair value, December 31, 2019	$2,506,741	$1,538,423	$419,391	$45,904	$503,023
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,503)	$4,771	$(2,799)	$1,615	$(5,090)

(1)As of December 31, 2019, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
    Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2020 and December 31, 2019. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
    Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2020 and December 31, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

    The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2020 were as follows:

				Range
Type	Fair Value as of December 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,401,169	Market & income approach	EBITDA multiple	5.0x	35.0x	14.5x
			Revenue multiple	4.0x	11.0x	6.2x
			Discount rate	4.4%	18.6%	7.6%
	82,198	Market quote	Broker quote	N/A	N/A	N/A
Second lien	474,956	Market & income approach	EBITDA multiple	6.5x	32.0x	14.9x
			Discount rate	6.9%	22.6%	9.5%
	52,374	Market quote	Broker quote	N/A	N/A	N/A
	42,703	Other	N/A(1)	N/A	N/A	N/A
Subordinated	36,939	Market & income approach	EBITDA multiple	8.0x	13.5x	10.0x
			Discount rate	11.7%	13.6%	12.5%
Equity and other	647,360	Market & income approach(2)	EBITDA multiple	5.0x	19.5x	11.9x
			Revenue multiple	0.0x	0.0x	0.0x
			Discount rate	5.8%	40.9%	11.6%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,737,857

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(2)Since December 31, 2019, there were changes in valuation techniques within Level III that did not have a material impact on the valuation of these investments. Certain investments that were previously valued using Black Scholes analysis are now valued based on Market & income approach as these methods are better indicators of the fair value measurement.

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
	$2,506,741

    Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of December 31, 2020, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. See Note 7. Borrowings, for details. The carrying value of the SBA-guaranteed debentures, the 2016 Unsecured Notes, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes and the 2019A Unsecured Notes approximate fair value as of December 31, 2020 based on a comparison of market interest rates for the Company's borrowings and similar entities and are considered Level III. The fair value of the 2018 Convertible Notes and the 5.75% Unsecured Notes as of December 31, 2020 was $207,539 and $52,350, respectively, which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of December 31, 2020 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
    Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and public health conditions (including the COVID-19 pandemic), may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

Note 5. Agreements
    The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on February 17, 2021 at a virtual meeting. Our board of directors held such meeting by virtual means in reliance on relief provided by the U.S. Securities and Exchange Commission (the "SEC") in response to the COVID-19 pandemic. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee.
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
    Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014, as amended and restated on October 24, 2017. See Note 7. Borrowings, for details. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility, which as of December 31, 2020, December 31, 2019 and December 31, 2018 was approximately $620,290, $829,048 and $525,658, respectively. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, management fees waived were approximately $12,311, $12,012 and $6,709, respectively.
    The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of December 31, 2020), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
•100.0% of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of the Company's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up". The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter.
•20.0% of the amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.
For the year ended December 31, 2020, incentive fees waived were approximately $500. For the years ended December 31, 2019 and December 31, 2018, no incentive fees were waived. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
    The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2020	2019	2018
Management fee	$53,032	$49,115	$38,530
Less: management fee waiver	(12,311)	(12,012)	(6,709)
Total management fee	40,721	37,103	31,821
Incentive fee, excluding accrued capital gains incentive fees	$29,211	$29,288	$26,508
Less: incentive fee waiver	(500)	—	—
Total incentive fee	28,711	29,288	26,508
Accrued capital gains incentive fees(1)	$—	$—	$—

(1)As of December 31, 2020, December 31, 2019 and December 31, 2018, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
    The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018,

approximately $2,651, $2,594 and $2,406, respectively, of indirect administrative expenses were included in administrative expenses of which $924, $335 and $276, respectively, of indirect administrative expenses were waived by the Administrator. As of December 31, 2020 and December 31, 2019, $738 and $602, respectively, of indirect administrative expenses were included in payable to affiliates. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the reimbursement to the Administrator represented approximately 0.06%, 0.07% and 0.09%, respectively, of the Company's gross assets.
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
Note 7. Borrowings
    As permitted by the Small Business Credit Availability Act (the “SBCA”) on June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2020, the Company’s asset coverage ratio was 180.68%.
    Holdings Credit Facility—On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on September 30, 2020, the maturity date of the Holdings Credit Facility is September 30, 2023, and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.
    As of December 31, 2020, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $745,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
    As of the most recent amendment on September 30, 2020, the Holdings Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Third Amended and Restated Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Previously the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amendment to the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).

    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2020	2019	2018
Interest expense	$14,164	$25,446	$16,062
Non-usage fee	$1,304	$643	$610
Amortization of financing costs	$1,507	$2,784	$2,519
Weighted average interest rate	2.7%	4.3%	4.2%
Effective interest rate	3.2%	4.8%	5.0%
Average debt outstanding	$526,645	$598,129	$384,433
    As of December 31, 2020, December 31, 2019 and December 31, 2018, the outstanding balance on the Holdings Credit Facility was $450,163, $661,563 and $512,563, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
    As of December 31, 2020, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
    The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2020	2019	2018
Interest expense	$5,023	$5,050	$5,408
Non-usage fee	$126	$128	$93
Amortization of financing costs	$137	$283	$480
Weighted average interest rate	3.2%	4.8%	4.6%
Effective interest rate	3.4%	5.2%	5.1%
Average debt outstanding	$155,497	$105,533	$117,719

    As of December 31, 2020, December 31, 2019 and December 31, 2018, the outstanding balance on the NMFC Credit Facility was $165,500, $188,500 and $60,000, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is

December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of December 31, 2020, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the year ended December 31, 2020, amortization of financing costs were $8.
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
    As of December 31, 2020, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2020	2019	2018(1)
Interest expense(2)	$8,499	$5,809	$140
Non-usage fee(2)	$236	$218	$13
Amortization of financing costs	$641	$398	$13
Weighted average interest rate	3.6%	5.1%	5.7%
Effective interest rate	4.0%	5.6%	6.7%
Average debt outstanding	$233,649	$113,967	$49,833

(1)For the year ended December 31, 2018, amounts reported relate to the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.
(2)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
    As of December 31, 2020, December 31, 2019 and December 31, 2018 the outstanding balance on the DB Credit Facility was $244,000, $230,000 and $57,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
    NMNLC Credit Facility—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, by and between NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by the Company and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.
    The NMNLC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement).
For the year ended December 31, 2020, interest expense, non-usage fees and amortization of financing costs were $0, $33 and $11, respectively. For the year ended December 31, 2019, interest expense, non-usage fees and amortization of financing costs were $64, $44 and $87, respectively. For the year ended December 31, 2018, interest expense, non-usage fees and amortization of financing costs were $47, $11 and $28, respectively. The NMNLC Credit Facility matured on September 23, 2020. As of December 31, 2019 and December 31, 2018, the outstanding balance on the NMNLC Credit Facility was $0 and $0, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility on such date.
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

    The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes as of December 31, 2020.

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at December 31, 2020	10.0%
Conversion rate at December 31, 2020(1)(2)	65.8762
Conversion price at December 31, 2020(2)(3)	$15.18
Last conversion price calculation date	August 20, 2020

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at December 31, 2020 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
    The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2020	2019	2018(1)
Interest expense	$11,572	$12,959	$10,169
Amortization of financing costs	$396	$796	$1,268
Amortization of premium	$(103)	$(109)	$(111)
Weighted average interest rate	5.8%	5.5%	5.2%
Effective interest rate	5.9%	5.8%	5.7%
Average debt outstanding	$201,250	$234,332	$197,058

(1)For the year ended December 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018 Convertible Notes for the period from August 20, 2018 (issuance of the 2018 Convertible Notes) to December 31, 2018.
    As of December 31, 2020, December 31, 2019 and December 31, 2018, the outstanding balance on the Convertible Notes was $201,250, $201,250 and $270,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2020	2019(1)	2018(2)
Interest expense	$23,839	$21,723	$13,533
Amortization of financing costs	$1,276	$1,207	$818
Weighted average interest rate	5.3%	5.2%	5.1%
Effective interest rate	5.5%	5.5%	5.4%
Average debt outstanding	$453,250	$414,949	$266,296

(1)For the year ended December 31, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to December 31, 2019.
(2)For the year ended December 31, 2018, amounts reported include interest and amortization of financing costs related to the 2018A Unsecured Notes for the period from January 30, 2018 (issuance of the 2018A Unsecured Notes) to December 31, 2018, the 2018B Unsecured Notes for the period from July 5, 2018 (issuance of the 2018B Unsecured Notes) to December 31, 2018 and the 5.75% Unsecured Notes for the period from September 25, 2018 (issuance of the 5.75% Unsecured Notes) to December 31, 2018.
As of December 31, 2020, December 31, 2019 and December 31, 2018, the outstanding balance on the Unsecured Notes was $453,250, $453,250 and $336,750, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
    As of December 31, 2020 and December 31, 2019, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of December 31, 2020 and December 31, 2019, SBIC II had regulatory capital of $75,000 and $64,500, respectively, and $150,000 and $75,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
The following table summarizes the Company's SBA-guaranteed debentures as of December 31, 2020.

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
    The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2020	2019	2018
Interest expense	$8,006	$5,819	$5,124
Amortization of financing costs	$958	$601	$530
Weighted average interest rate	2.8%	3.2%	3.2%
Effective interest rate	3.1%	3.6%	3.6%
Average debt outstanding	$285,852	$179,408	$158,471
    The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the

SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2020, December 31, 2019 and December 31, 2018, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
    Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) managerial assistance.
Note 9. Commitments and Contingencies
    In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $63,411, no outstanding bridge financing commitments and other future funding commitments of $9,715. As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities of $66,061, no outstanding bridge financing commitments and other future funding commitments of $137,781. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
    The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver as of December 31, 2020 and revolver borrowings available under the Holdings Credit Facility, the DB Credit Facility and the NMNLC Credit Facility as of December 31, 2019. See Note 7. Borrowings, for details.
    The Company may from time to time enter into financing commitment letters. As of December 31, 2020 and December 31, 2019, the Company had commitment letters to purchase investments in the aggregate par amount of $44,918 and $34,248, respectively, which could require funding in the future.
As of December 31, 2020, the Company had unfunded commitments related to an equity investment in SLP III of $20,000, which may be funded at the Company's discretion.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the year ended December 31, 2020 and subsequent to December 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. economy and the Company. The Company has experienced a significant reduction in its net asset value as of December 31, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets.

The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of the COVID-19 pandemic on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on the its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 10. Distributions
    Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to return of capital distributions were as follows:

	Year Ended December 31,
	2020	2019	2018
Undistributed net investment income	$18,182	$29,579	$20,166
Distributions in excess of net realized gains	—	—	—
Additional paid-in-capital	(18,182)	(29,579)	(20,166)
    For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 were estimated to be as follows:

	Year Ended December 31,
	2020	2019	2018
Ordinary income (non-qualified)	$101,547	$84,523	$51,573
Ordinary income (qualified)	—	—	35,000
Capital gains	—	—	—
Return of capital	18,519	32,851	16,815
Total	$120,066	$117,374	$103,388
    As of December 31, 2020, December 31, 2019 and December 31, 2018, the costs of investments for the Company for tax purposes were $2,950,729, $3,124,113 and $1,799,563, respectively.

	December 31, 2020(1)(2)	December 31, 2019(1)
Tax cost	$2,950,729	$3,124,113
Gross unrealized appreciation on investments	190,217	131,131
Gross unrealized depreciation on investments	(181,579)	(73,542)
Total investments at fair value	$2,959,367	$3,181,702

(1)Includes securities purchased under collateralized agreement to resell.
(2)Excludes investments attributable to non-controlling interest in NMNLC.
    At December 31, 2020, December 31, 2019 and December 31, 2018, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through undistributed income.

    As of December 31, 2020, December 31, 2019 and December 31, 2018, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2020	2019	2018
Accumulated capital gains (capital loss carryforwards)	$(56,486)	$(63,333)	$(66,505)
Other temporary differences	10,695	11,791	12,551
Undistributed ordinary income	—	—	—
Unrealized (appreciation) depreciation	(2,973)	46,190	23,834
Total	$(48,764)	$(5,352)	$(30,120)

    The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2020, the Company does not expect to incur any excise taxes. For the years ended December 31, 2019 and December 31, 2018, the Company did not incur any excise taxes.
    The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	Year Ended December 31,
(unaudited)	2020	2019	2018
Distributions per share	$1.24	$1.36	$1.36
Ordinary dividends	84.58%	72.01%	83.74%
Long-term capital gains	—%	—%	—%
Qualified dividend income	—%	—%	33.85%
Dividends received deduction	—%	—%	—%
Interest-related dividends(1)	79.13%	66.87%	76.77%
Qualified short-term capital gains(1)	—%	—%	—%
Return of capital	15.42%	27.99%	16.26%

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

Note 11. Net Assets
    The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets of NMFC	Non-Controlling Interest in NMNLC	Total Net Assets
	Shares	Par Amount
Net assets at December 31, 2017	75,935,093	$759	$1,053,468	$39,165	$(76,681)	$18,264	$1,034,975	$—	$1,034,975
Issuances of common stock	171,279	2	2,327	—	—	—	2,329	—	2,329
Distributions declared	—	—	—	(103,388)	—	—	(103,388)	—	(103,388)
Net increase (decrease) in net assets resulting from operations	—	—	—	106,032	(9,657)	(24,022)	72,353	—	72,353
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(20,166)	20,166	—	—	—	—	—
Net assets at December 31, 2018	76,106,372	$761	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269	$—	$1,006,269
Issuances of common stock	20,720,970	207	282,632	—	—	—	282,839	—	282,839
Deferred offering costs	—	—	(829)	—	—	—	(829)	—	(829)
Distributions declared	—	—	—	(117,374)	—	—	(117,374)	—	(117,374)
Net increase (decrease) in net assets resulting from operations	—	—	—	117,153	890	(5,480)	112,563	—	112,563
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(29,579)	29,579	—	—	—	—	—
Net assets at December 31, 2019	96,827,342	$968	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468	$—	$1,283,468
Distributions declared	—	—	—	(120,066)	—	—	(120,066)	(726)	(120,792)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	12,376	12,376
Net increase (decrease) in net assets resulting from operations	—	—	—	116,532	(2,802)	(55,257)	58,473	3,364	61,837
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(18,182)	18,182	—	—	—	—	—
Net assets at December 31, 2020	96,827,342	$968	$1,269,671	$105,981	$(88,250)	$(66,495)	$1,221,875	$15,014	$1,236,889

Note 12. Earnings Per Share
    The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	Year Ended December 31,
	2020	2019	2018
Earnings per share—basic
Numerator for basic earnings per share:	$58,473	$112,563	$72,353
Denominator for basic weighted average share:	96,827,342	85,209,378	76,022,375
Basic earnings per share:	$0.60	$1.32	$0.95
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$58,473	$112,563	$72,353
Adjustment for interest on Convertible Notes and incentive fees, net	9,258	10,367	8,135
Numerator for diluted earnings per share:	$67,731	$122,930	$80,488
Denominator for basic weighted average share	96,827,342	85,209,378	76,022,375
Adjustment for dilutive effect of Convertible Notes	13,257,585	15,254,667	12,605,366
Denominator for diluted weighted average share	110,084,927	100,464,045	88,627,741
Diluted earnings per share	$0.60	$1.22	$0.91

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2020, there was anti-dilution. For the years ended
December 31, 2019 and December 31, 2018, there was no anti-dilution.

Note 13. Financial Highlights
    The following information sets forth the Company's financial highlights for the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per share data(1):
Net asset value at the beginning of the period	$13.26	$13.22	$13.63	$13.46	$13.08
Net investment income	1.20	1.37	1.39	1.38	1.36
Net realized and unrealized (losses) gains(2)	(0.60)	0.03	(0.44)	0.15	0.38
Total net increase	0.60	1.40	0.95	1.53	1.74
Distributions declared to stockholders from net investment income	(1.24)	(1.36)	(1.36)	(1.36)	(1.36)
Net asset value at the end of the period	$12.62	$13.26	$13.22	$13.63	$13.46
Per share market value at the end of the period	$11.36	$13.74	$12.58	$13.55	$14.10
Total return based on market value(3)	(5.24)%	20.45%	2.70%	5.54%	19.68%
Total return based on net asset value(4)	5.52%	10.90%	7.16%	11.77%	13.98%
Shares outstanding at end of period	96,827,342	96,827,342	76,106,372	75,935,093	69,717,814
Average weighted shares outstanding for the period	96,827,342	85,209,378	76,022,375	74,171,268	64,918,191
Average net assets for the period	$1,168,043	$1,154,615	$1,026,313	$1,011,562	$863,193
Ratio to average net assets:
Net investment income	10.05%	10.15%	10.33%	10.10%	10.21%
Total expenses, before waivers/reimbursements	14.56%	14.87%	12.90%	10.23%	9.91%
Total expenses, net of waivers/reimbursements	13.39%	13.80%	12.22%	9.45%	9.27%
Average debt outstanding—Holdings Credit Facility	$526,645	$598,129	$384,433	$345,174	$341,055
Average debt outstanding—Convertible Notes	201,250	234,332	197,058	155,250	125,227
Average debt outstanding—SBA-guaranteed debentures	285,852	179,408	158,471	132,572	119,819
Average debt outstanding—Unsecured Notes(5)	453,250	414,949	266,296	117,877	65,500
Average debt outstanding—NMFC Credit Facility	155,497	105,533	117,719	54,853	66,876
Average debt outstanding—DB Credit Facility(6)	233,649	113,967	49,833	—	—
Average debt outstanding—NMNLC Credit Facility(7)	—	1,471	3,570	—	—
Asset coverage ratio(8)	180.68%	173.98%	181.37%	240.76%	259.34%
Portfolio turnover	15.43%	11.58%	36.75%	41.98%	36.07%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016 were $0.00, $0.08, $0.00, $0.05 and $0.02, respectively.
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company's dividend reinvestment plan. Total return does not reflect sales load.
(4)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(5)For the year ended December 31, 2016, average debt outstanding represents the period from May 6, 2016 (issuance of the 2016 Unsecured Notes) to December 31, 2016.
(6)For the year ended December 31, 2018, average debt outstanding represents the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.
(7)For the year ended December 31, 2020, average debt outstanding represents the period from January 1, 2020 to September 23, 2020 (maturity of the NMNLC Credit Facility). For the year ended December 31, 2018, average debt outstanding represents the period from September 21, 2018 (commencement of the NMNLC Credit Facility) to December 31, 2018.
(8)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 14. Selected Quarterly Financial Data (unaudited)
    The below selected quarterly financial data is for the Company.
    (in thousands except for per share data)

	Total Investment Income		Net Investment Income		Total Net Realized Gains (Losses) and Net Changes in Unrealized Appreciation (Depreciation) of Investments(1)		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2020	$67,827	$0.70	$29,121	$0.30	$37,038	$0.38	$66,159	$0.68
September 30, 2020	65,233	0.67	28,779	0.30	59,411	0.61	88,190	0.91
June 30, 2020	65,682	0.68	27,327	0.28	49,154	0.51	76,481	0.79
March 31, 2020	74,084	0.77	31,305	0.32	(203,662)	(2.10)	(172,357)	(1.78)

December 31, 2019	$73,257	$0.77	$30,585	$0.32	$(9,137)	$(0.09)	$21,448	$0.23
September 30, 2019	72,594	0.83	31,170	0.36	(7,720)	(0.09)	23,450	0.27
June 30, 2019	66,465	0.83	27,948	0.35	(4,203)	(0.05)	23,745	0.30
March 31, 2019	64,191	0.82	27,450	0.35	16,470	0.21	43,920	0.56

December 31, 2018	$63,509	$0.83	$27,458	$0.36	$(28,842)	$(0.38)	$(1,384)	$(0.02)
September 30, 2018	60,469	0.79	27,117	0.35	(357)	—	26,760	0.35
June 30, 2018	54,598	0.72	25,721	0.34	(2,588)	(0.03)	23,133	0.31
March 31, 2018	52,889	0.70	25,736	0.34	(1,892)	(0.03)	23,844	0.31

(1)Includes securities purchased under collateralized agreements to resell, benefit (provision) for taxes and the accretive effect of common stock issuances per share, if applicable.

Note 15. Recent Accounting Standards Updates
    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.
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
Note 16. Subsequent Events
On January 29, 2021, the Company entered into a fifth supplement (the "Fifth Supplement") to its NPA. Pursuant to the Fifth Supplement, on January 29, 2021, the Company issued to institutional investors identified therein, in a private placement, $200,000 in aggregate principal amount of five-year unsecured notes that mature on January 29, 2026 (the “2021A Unsecured Notes”) as an additional series of notes under the NPA. The 2021A Unsecured Notes will rank equal in priority with the Company's other unsecured indebtedness. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, commencing on July 29, 2021.

On February 5, 2021, the Company caused notices to be issued to holders of the Company's 5.75% Unsecured Notes regarding the exercise of the Company's option to redeem all of the issued and outstanding 5.75% Unsecured Notes. The Company will redeem all $51,750 in aggregate principal amount of the 5.75% Unsecured Notes on March 8, 2021.
On February 5, 2021, the Company caused notices to be issued to holders of the Company's 2016 Unsecured Notes regarding the exercise of the Company's option to prepay all of the Company's $90,000 in aggregate principal amount of issued and outstanding 2016 Unsecured Notes, which was prepaid on February 16, 2021.
    On February 17, 2021, the Company's board of directors declared a first quarter 2021 distribution of $0.30 per share payable on March 31, 2021 to holders of record as of March 17, 2021.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
    As of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Report of Management on Internal Control Over Financial Reporting
    Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
    Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.
(c)Attestation Report of the Registered Public Accounting Firm.
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

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

February 24, 2021

Changes in Internal Control Over Financial Reporting
    Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
    None.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
PART III
    We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
    The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
    The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
    The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b)Exhibits
    The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(2)
3.1(b)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(3)
3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(28)
3.2	Amended and Restated Bylaws of New Mountain Finance Corporation(2)
4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)
4.2	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated June 3, 2014(7)
4.3	Form of Global Note 5.00% Convertible Note Due 2019 (included as part of Exhibit 4.2)(7)
4.4	Indenture by and between New Mountain Finance Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated August 20, 2018(22)
4.5
First Supplemental Indenture, dated August 20, 2018, relating to the 5.75% Convertible Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(22)

4.6	Form of Global Note 5.75% Convertible Note Due 2023 (included as part of Exhibit (4.5))(22)
4.7	Second Supplemental Indenture, dated September 25, 2018, relating to the 5.75% Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(23)
4.8	Form of Global Note 5.75% Note Due 2023 (included as part of Exhibit (4.7))(23)
4.9	Description of Securities*
10.1	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.2	Second Amended and Restated Administration Agreement(10)
10.3	Amended and Restated Dividend Reinvestment Plan(38)
10.4	Form of Trademark License Agreement(1)
10.5	Amendment No. 1 to Trademark License Agreement(4)
10.6	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.7	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.8	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.9	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(12)
10.10	Limited Liability Company Agreement for NMFC Senior Loan Program III LLC, dated April 25, 2018(19)
10.11
Third Amended and Restated Loan and Security Agreement, dated as of October 24, 2017, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(16)

10.12
First Amendment to Loan and Security Agreement, dated as of March 30, 2018, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian (19)

10.13
Third Amended and Restated Loan and Security Agreement, conformed through Amendment No. 2, dated as of November 19, 2018, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(24)

10.14
Form of Joinder Supplement, dated as of December 13, 2018, by and among TIAA, FSB, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(25)

Exhibit Number	Description
10.15
Form of Joinder Supplement, dated as of January 8, 2019, by and among Old Second National Bank, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(26)

10.16
Form of Joinder Supplement, dated as of January 25, 2019, by and among Sumitomo Mitsui Trust Bank, Limited, New York, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(26)

10.17
Form of Third Amended and Restated to Loan and Security Agreement, conformed through the Third Amendment to Loan and Security Agreement dated as of May 7, 2019, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(31)

10.18
Form of Joinder Supplement, dated as of May 7, 2019, by and among Fifth Third Bank, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(31)

10.19
Incremental Commitment Supplement, dated as of September 6, 2019, to the Third Amended and Restated Loan and Security Agreement, dated October 24, 2017, as amended, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(34)

10.20
Form of Joinder Supplement, dated as of September 6, 2019, by and among Old Second National Bank, New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the administrative agent(34)

10.21
Form of Joinder Supplement, dated as of September 6, 2019, by and among Raymond James, N.A., New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the administrative agent(34)

10.22
Facility Increase Agreement, dated as of September 6, 2019, by and among State Street Bank and Trust Company, New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the Administrative Agent(34)

10.23
Form of Fourth Amendment to Loan and Security Agreement, dated as of September 30, 2020, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(37)

10.24
Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.25
Form of Senior Secured Revolving Credit Agreement, by and between New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent, dated June 4, 2014(8)

10.26	Form of Guarantee and Security Agreement dated June 4, 2014, among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent(8)
10.27
Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(9)

10.28
Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(11)

10.29
Commitment Increase Agreement, dated March 23, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(12)

10.30
Commitment Increase Agreement, dated May 4, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(13)

10.31
Commitment Increase Agreement, dated January 25, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(17)

10.32
Amendment No. 3, dated February 27, 2018 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(18)

Exhibit Number	Description
10.33
Amendment No. 4, dated as of July 5, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(21)

10.34
Amendment No. 5, dated as of December 12, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(25)

10.35
Commitment Increase Agreement, dated August 27, 2019 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(32)

10.36
Form of Amendment No. 6, Dated December 10, 2019, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Issuing Bank(35)

10.37	Amended and Restated Note Purchase Agreement relating to 5.313% Notes due 2021, dated September 30, 2016, by and between New Mountain Finance Corporation and the purchasers party thereto(14)
10.38
Form of First Supplement to the Amended and Restated Note Purchase Agreement relating to 4.760% Notes due 2022, dated June 30, 2017, by and between New Mountain Finance Corporation and the purchasers party thereto(15)

10.39
Form of Second Supplement to the Amended and Restated Note Purchase Agreement relating to 4.870% Notes due 2023, dated January 30, 2018, by and between New Mountain Finance Corporation and the purchasers party thereto(17)

10.40
Form of Third Supplement to the Amended and Restated Note Purchase Agreement relating to 5.360% Notes due 2023, dated July 5, 2018, by and between New Mountain Finance Corporation and the purchasers party thereto(21)

10.41
Form of Fourth Supplement to Amended and Restated Note Purchase Agreement, relating to 5.494% Notes due 2024, dated April 30, 2019, by and between New Mountain Finance Corporation and the purchasers party thereto(30)

10.42
Form of Fifth Supplement to Amended and Restated Note Purchase Agreement, relating to 3.875% Notes due 2026, dated January 29, 2021, by and between New Mountain Finance Corporation and the purchasers party thereto(39)

10.43
Form of Loan Financing and Servicing Agreement, dated as of December 14, 2018, by and among New Mountain Finance DB, L.L.C., New Mountain Finance Corporation, as equityholder and servicer, the lenders from time to time party thereto, Deutsche Bank, as the facility agent, the other agents from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian(25)

10.44	Form of Sale and Contribution Agreement, dated as of December 14, 2018, between New Mountain Finance Corporation, as seller, and New Mountain Finance DB, L.L.C., as purchaser(25)
10.45
Form of First Amended and Restated Loan Finance and Servicing Agreement, conformed through Amendment No. 1, dated on March 18, 2019, by and among New Mountain Finance DB, L.L.C., New Mountain Finance Corporation, as equityholder and servicer, the lenders from time to time party thereto, Deutsche Bank, as the facility agent, the other agents from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian(29)

10.46
Form of Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of June 28, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, agent and a lender(32)

10.47
Form of Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 12, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(33)

10.48
Form of Joinder Supplement, dated as of October 16, 2019, by and among Hitachi Capital America Corporation, New Mountain Finance DB, L.L.C., as the borrower and Deutsche Bank AG, New York Branch, as facility agent(34)

10.49
Form of Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of December 12, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(35)

10.50	Amended and Restated Uncommitted Revolving Loan Agreement, by and between New Mountain Finance Corporation, as Borrower, and NMF Investments III, L.L.C., as Lender(36)

Exhibit Number	Description
14.1	Code of Ethics(32)
21.1	Subsidiaries of New Mountain Finance Corporation:
New Mountain Finance Holdings, L.L.C. (Delaware)
NMF Ancora Holdings, Inc. (Delaware)
NMF QID NGL Holdings, Inc. (Delaware)
NMF YP Holdings, Inc. (Delaware)
New Mountain Finance DB, L.L.C. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC II G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)
New Mountain Finance SBIC II, L.P. (Delaware)
New Mountain Net Lease Corporation (Maryland)
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Report of Deloitte & Touche LLP on Senior Securities Table*

(1)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.
(2)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on August 11, 2011.
(3)Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.
(4)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 14, 2011.
(5)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.
(6)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 8, 2014.
(7)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 4, 2014.
(8)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 10, 2014.
(9)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on January 5, 2015.
(10)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 5, 2015.
(11)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 30, 2015.

(12)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 29, 2016.
(13)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 4, 2016.
(14)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 3, 2016.
(15)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on July 3, 2017.
(16)Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on October 31, 2017.
(17)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on February 5, 2018.
(18)Previously filed in connection with New Mountain Finance Corporation’s annual report on Form 10-K filed on February 28, 2018.
(19)Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on April 5, 2018.
(20)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 7, 2018.
(21)Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on July 11, 2018.
(22)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-218040) filed on August 20, 2018.
(23)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 4 (File No. 333-218040) filed on September 25, 2018.
(24)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on November 27, 2018.
(25)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 19, 2018.
(26)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-218040) filed on February 13, 2019.
(27)Previously filed in connection with New Mountain Finance Corporation's report on Form 10-K filed on February 27, 2019.
(28)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
(29)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-230326) filed on April 26, 2019.
(30)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 3, 2019.
(31)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 9, 2019.
(32)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on July 3, 2019.
(33)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on August 16, 2019.
(34)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-230326) filed on October 25, 2019.
(35)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 16, 2019.
(36)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 6, 2020.

(37)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on September 30, 2020.
(38)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 4, 2020.
(39)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on February 1, 2021.
* Filed herewith.
Financial Statement Schedules
    No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.    Form 10-K Summary
    None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2021.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer), and Director	February 24, 2021
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021
Shiraz Y. Kajee

By:	/s/ JOHN R. KLINE	Chief Operating Officer, President and Director	February 24, 2021
John R. Kline

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 24, 2021
Steven B. Klinsky

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 24, 2021
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	February 24, 2021
Rome G. Arnold III

By:	/s/ ALICE W. HANDY	Director	February 24, 2021
Alice W. Handy

By:	/s/ DANIEL B. HEBERT	Director	February 24, 2021
Daniel B. Hebert

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 24, 2021
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	February 24, 2021
David Ogens