Form 10-Q
period 2021-03-31
New Mountain Finance Corp
filed 2021-05-05
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2021
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00832	New Mountain Finance Corporation	27-2978010
1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	NMFC	The NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

Description	Shares as of May 5, 2021
Common stock, par value $0.01 per share	96,827,342

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,275,442 and $2,281,184, respectively)	$2,252,144	$2,249,615
Non-controlled/affiliated investments (cost of $104,959 and $115,543, respectively)	121,470	103,012
Controlled investments (cost of $648,906 and $600,942, respectively)	644,998	600,875
Total investments at fair value (cost of $3,029,307 and $2,997,669, respectively)	3,018,612	2,953,502
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	21,422	21,422
Cash and cash equivalents	47,299	78,966
Interest and dividend receivable	32,927	28,411
Receivable from unsettled securities sold	—	9,019
Receivable from affiliates	—	117
Deferred tax asset	—	101
Other assets	8,075	5,981
Total assets	$3,128,335	$3,097,519
Liabilities
Borrowings
Unsecured Notes	$511,500	$453,250
Holdings Credit Facility	450,163	450,163
SBA-guaranteed debentures	300,000	300,000
Convertible Notes	201,494	201,520
DB Credit Facility	201,000	244,000
NMFC Credit Facility	107,000	165,500
Deferred financing costs (net of accumulated amortization of $35,513 and $33,325, respectively)	(18,270)	(16,839)
Net borrowings	1,752,887	1,797,594
Payable for unsettled securities purchased	62,863	26,842
Management fee payable	20,202	10,419
Incentive fee payable	14,602	7,354
Interest payable	9,826	15,587
Payable to affiliates	1,538	867
Deferred tax liability	14	—
Other liabilities	3,605	1,967
Total liabilities	1,865,537	1,860,630
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 96,827,342 and 96,827,342 shares issued and outstanding, respectively	968	968
Paid in capital in excess of par	1,269,671	1,269,671
Accumulated overdistributed earnings	(26,322)	(48,764)
Total net assets of New Mountain Finance Corporation	$1,244,317	$1,221,875
Non-controlling interest in New Mountain Net Lease Corporation	18,481	15,014
Total net assets	$1,262,798	$1,236,889
Total liabilities and net assets	$3,128,335	$3,097,519
Number of shares outstanding	96,827,342	96,827,342
Net asset value per share of New Mountain Finance Corporation	$12.85	$12.62
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$39,560	$56,560
PIK interest income	2,534	1,026
Non-cash dividend income	2,401	2,324
Other income	2,824	1,471
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	463	612
PIK interest income	—	457
Dividend income	—	720
Non-cash dividend income	1,505	(3,418)
Other income	102	291
From controlled investments:
Interest income (excluding PIK interest income)	1,148	974
PIK interest income	3,304	2,007
Dividend income	10,475	8,229
Non-cash dividend income	1,281	2,638
Other income	2,111	193
Total investment income	67,708	74,084
Expenses
Incentive fee	7,248	7,826
Management fee	13,420	13,858
Interest and other financing expenses	19,385	22,194
Administrative expenses	1,129	1,040
Professional fees	726	905
Other general and administrative expenses	442	499
Total expenses	42,350	46,322
Less: management fee waived (See Note 5)	(3,637)	(3,543)
Net expenses	38,713	42,779
Net investment income before income taxes	28,995	31,305
Income tax expense	1	—
Net investment income	28,994	31,305
Net realized (losses) gains:
Non-controlled/non-affiliated investments	181	(702)
Non-controlled/affiliated investments	(12,212)	—
Controlled investments	1,535	4
New Mountain Net Lease Corporation	—	812
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	8,271	(140,283)
Non-controlled/affiliated investments	29,042	(10,836)
Controlled investments	(3,841)	(52,808)
New Mountain Net Lease Corporation	—	(812)
(Provision) benefit for taxes	(115)	898
Net realized and unrealized gains (losses)	22,861	(203,727)
Net increase (decrease) in net assets resulting from operations	51,855	(172,422)
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(365)	65
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	$51,490	$(172,357)
Basic earnings (loss) per share	$0.53	$(1.78)
Weighted average shares of common stock outstanding - basic (See Note 11)	96,827,342	96,827,342
Diluted earnings (loss) per share	$0.49	$(1.78)
Weighted average shares of common stock outstanding - diluted (See Note 11)	110,084,927	110,084,927
Distributions declared and paid per share	$0.30	$0.34
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$28,994	$31,305
Net realized (losses) gains on investments and New Mountain Net Lease Corporation ("NMNLC")	(10,496)	114
Net change in unrealized appreciation (depreciation) of investments and NMNLC	33,472	(204,739)
(Provision) benefit for taxes	(115)	898
Net increase (decrease) in net assets resulting from operations	51,855	(172,422)
Less: Net (increase) decrease in net assets resulting from operations related to non-controlling interest in NMNLC	(365)	65
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	51,490	(172,357)
Capital transactions
Distributions declared to stockholders from net investment income	(29,048)	(32,921)
Total net decrease in net assets resulting from capital transactions	(29,048)	(32,921)
Net increase (decrease) in net assets	22,442	(205,278)
New Mountain Finance Corporation net assets at the beginning of the period	1,221,875	1,283,468
New Mountain Finance Corporation net assets at the end of the period	1,244,317	1,078,190
Non-controlling interest in NMNLC	18,481	11,250
Net assets at the end of the period	$1,262,798	$1,089,440

Capital share activity
Shares issued from the reinvestment of distributions	—	—
Net increase in shares outstanding	—	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$51,855	$(172,422)
Adjustments to reconcile net decrease (increase) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments and New Mountain Net Lease Corporation ("NMNLC")	10,496	(114)
Net change in unrealized (appreciation) depreciation of investments and NMNLC	(33,472)	204,739
Amortization of purchase discount	(1,978)	(3,528)
Amortization of deferred financing costs	2,315	1,152
Amortization of premium on Convertible Notes	(26)	(26)
Non-cash investment income	(11,091)	(5,131)
(Increase) decrease in operating assets:
Proceeds from sale of non-controlling interest in NMNLC	—	11,315
Purchase of investments and delayed draw facilities	(222,985)	(172,921)
Proceeds from sales and paydowns of investments	197,671	178,722
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	36	211
Cash paid for purchase of drawn portion of revolving credit facilities	(483)	(8,996)
Cash paid on drawn revolvers	(13,806)	(33,639)
Cash repayments on drawn revolvers	10,502	9,620
Deferred tax asset	101	—
Interest and dividend receivable	(4,516)	(850)
Receivable from unsettled securities sold	9,019	(30,964)
Receivable from affiliates	117	(268)
Other assets	(2,094)	(802)
Increase (decrease) in operating liabilities:
Management fee payable	9,783	10,315
Incentive fee payable	7,248	7,826
Payable for unsettled securities purchased	36,021	(1,780)
Payable to affiliates	671	352
Interest payable	(5,761)	(5,519)
Deferred tax liability	14	(898)
Other liabilities	1,550	74
Contributions related to non-controlling interest in NMNLC	3,102	—
Net cash flows provided by (used in) operating activities	44,289	(13,532)
Cash flows from financing activities
Distributions paid	(29,048)	(32,921)
Proceeds from Holdings Credit Facility	—	16,000
Repayment of Holdings Credit Facility	—	(108,400)
Proceeds from Unsecured Notes	200,000	—
Repayment of Unsecured Notes	(141,750)	—
Proceeds from SBA-guaranteed debentures	—	75,000
Proceeds from NMFC Credit Facility	157,000	—
Repayment of NMFC Credit Facility	(215,500)	—
Proceeds from DB Credit Facility	40,000	40,000
Repayment of DB Credit Facility	(83,000)	—
Deferred financing costs paid	(3,658)	(2,613)
Net cash flows used in by financing activities	(75,956)	(12,934)
Net decrease in cash and cash equivalents	(31,667)	(26,466)
Cash and cash equivalents at the beginning of the period	78,966	48,574
Cash and cash equivalents at the end of the period	$47,299	$22,108
Supplemental disclosure of cash flow information
Cash interest paid	$22,245	$26,301
Income taxes paid	1	—
Non-cash financing activities:
Accrual for offering costs	$—	$86
Accrual for deferred financing costs	88	4

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)**
Healthcare Services	Second lien (3)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	$28,613	$28,425	$28,648
	Second lien (8)	8.50% (L + 7.50%/M)	6/1/2018	6/8/2026	7,500	7,453	7,509
					36,113	35,878	36,157	2.86%
Total Funded Debt Investments - Canada					$36,113	$35,878	$36,157	2.86%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$15,638	$15,574	$15,619	1.24%
Total Funded Debt Investments - United Arab Emirates					$15,638	$15,574	$15,619	1.24%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(11)	8.36% (L + 8.25%/M)	10/8/2019	10/8/2027	$34,459	$34,220	$34,804	2.76%
Total Funded Debt Investments - United Kingdom					$34,459	$34,220	$34,804	2.76%
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(11)	6.75% (L + 5.75%/Q)	8/7/2019	5/24/2024	$26,571	$26,457	$26,570
	First lien (2)(11)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	25,885	25,762	25,885
	First lien (5)(11)	6.75% (L + 5.75%/Q)	8/7/2019	5/24/2024	22,137	22,041	22,137
	First lien (2)(11)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	12,618	12,551	12,618
	First lien (3)(11)(12) - Drawn	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	2,438	2,423	2,438
					89,649	89,234	89,648	7.11%
Associations, Inc.
Business Services	First lien (2)(11)	8.00% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	52,963	52,776	52,963
	First lien (8)(11)	8.00% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	5,314	5,295	5,314
	First lien (2)(11)(12) - Drawn	8.00% (L + 4.00% + 3.00% PIK/Q)*	7/30/2018	7/30/2024	10,500	10,456	10,500
	First lien (2)(11)(12) - Drawn	7.00% (L + 6.00%/Q)	7/30/2018	7/30/2024	2,033	2,020	2,033
					70,810	70,547	70,810	5.61%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(11)	7.50% (L + 5.50% + 1.00% PIK/M)*	9/17/2018	8/16/2024	49,744	49,437	49,169
	First lien (3)(11)	7.50% (L + 5.50% + 1.00% PIK/M)*	9/17/2018	8/16/2024	19,080	18,929	18,859
					68,824	68,366	68,028	5.39%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ConnectWise, LLC
Software	First lien (2)(11)	6.25% (L + 5.25%/Q)	11/26/2019	2/28/2025	$54,914	$54,648	$54,914
	First lien (3)(11)(12) - Drawn	6.25% (L + 5.25%/M)	11/26/2019	2/28/2025	265	264	265
					55,179	54,912	55,179	4.38%
CentralSquare Technologies, LLC
Software	Second lien (3)	7.70% (L + 7.50%/Q)	8/15/2018	8/31/2026	47,838	47,377	46,283
	Second lien (8)	7.70% (L + 7.50%/Q)	8/15/2018	8/31/2026	7,500	7,428	7,256
					55,338	54,805	53,539	4.24%
iCIMS, Inc.
Software	First lien (8)(11)	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	41,636	41,358	41,857
	First lien (8)(11)	7.50% (L + 6.50%/S)	6/14/2019	9/12/2024	8,667	8,606	8,713
	First lien (3)(11)(12) - Drawn	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	2,915	2,886	2,915
					53,218	52,850	53,485	4.24%
Salient CRGT Inc.
Federal Services	First lien (2)(11)	7.50% (L + 6.50%/S)	1/6/2015	2/28/2022	37,348	37,238	37,348
	First lien (8)(11)	7.50% (L + 6.50%/S)	6/6/2019	2/28/2022	12,762	12,576	12,762
					50,110	49,814	50,110	3.97%
Integro Parent Inc.
Business Services	First lien (2)(11)	6.75% (L + 5.75%/M)	10/9/2015	10/31/2022	34,364	34,290	34,364
	First lien (3)(11)(12) - Drawn	4.36% (L + 4.25%/M)	6/8/2018	4/30/2022	3,938	3,918	3,938
	Second lien (8)(11)	10.25% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,958	10,000
					48,302	48,166	48,302	3.82%
NM GRC Holdco, LLC
Business Services	First lien (2)(11)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	38,414	38,313	37,719
	First lien (2)(11)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	10,677	10,647	10,484
					49,091	48,960	48,203	3.82%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)(11)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	21,884	21,808	21,884
	First lien (2)(11)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	18,443	18,404	18,443
	First lien (2)(11)	6.75% (L + 5.75%/M)	9/18/2017	9/18/2023	7,613	7,578	7,613
					47,940	47,790	47,940	3.80%
Brave Parent Holdings, Inc.
Software	Second lien (5)	7.61% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,420	22,500
	Second lien (2)	7.61% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,503	16,624
	Second lien (8)	7.61% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,956	6,000
					45,124	44,879	45,124	3.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Quest Software US Holdings Inc.
Software	Second lien (2)	8.46% (L + 8.25%/Q)	5/17/2018	5/18/2026	$43,697	$43,379	$43,685	3.46%
Tenawa Resource Holdings LLC (15)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(11)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	38,500	38,461	38,309	3.03%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(11)	7.00% (L + 6.00%/S)	9/15/2017	9/15/2023	26,153	26,117	26,153
	First lien (4)(11)	7.00% (L + 6.00%/S)	9/17/2019	9/15/2023	10,564	10,564	10,564
	First lien (3)(11)(12) - Drawn	7.00% (L + 6.00%/S)	9/15/2017	3/15/2023	1,738	1,720	1,738
					38,455	38,401	38,455	3.05%
KAMC Holdings, Inc
Business Services	Second lien (2)(11)	8.20% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,630	18,655
	Second lien (8)(11)	8.20% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,630	18,656
					37,500	37,260	37,311	2.95%
CoolSys, Inc.
Industrial Services	First lien (5)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	22,219	22,124	22,219
	First lien (2)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	10,270	10,226	10,270
	First lien (3)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	4,163	4,144	4,163
					36,652	36,494	36,652	2.90%
Trader Interactive, LLC
Business Services	First lien (2)(11)	7.25% (L + 6.25%/Q)	6/15/2017	6/17/2024	31,524	31,408	31,524
	First lien (8)(11)	7.25% (L + 6.25%/Q)	6/15/2017	6/17/2024	4,886	4,868	4,886
	First lien (3)(11)(12) - Drawn	7.25% (L + 6.25%/M)	6/15/2017	6/15/2023	112	111	112
					36,522	36,387	36,522	2.89%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(11)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	22,275	22,141	22,397
	First lien (3)(11)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	9,810	9,721	9,864
	First lien (2)(11)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	3,636	3,614	3,656
					35,721	35,476	35,917	2.84%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(11)	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	33,532	33,400	33,531
	First lien (3)(11)(12) - Drawn	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	1,324	1,318	1,324
					34,856	34,718	34,855	2.76%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diligent Corporation
Software	First lien (2)(11)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	$17,896	$17,807	$17,807
	First lien (2)(11)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	9,980	9,930	9,930
	First lien (3)(11)	7.25% (L + 6.25%/S)	12/19/2018	8/4/2025	5,932	5,899	5,959
					33,808	33,636	33,696	2.67%
Kaseya Inc.
Software	First lien (8)(11)	8.00% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	28,449	28,248	28,448
	First lien (3)(11)	8.00% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	3,330	3,300	3,330
	First lien (3)(11)(12) - Drawn	7.50% (L + 6.50%/S)	5/9/2019	5/2/2025	1,133	1,121	1,133
					32,912	32,669	32,911	2.61%
Finalsite Holdings, Inc.
Software	First lien (4)(11)	7.50% (L + 6.50%/S)	9/28/2018	9/25/2024	21,938	21,834	21,938
	First lien (2)(11)	7.50% (L + 6.50%/S)	9/28/2018	9/25/2024	10,835	10,784	10,835
					32,773	32,618	32,773	2.60%
Ansira Holdings, Inc.
Business Services	First lien (8)(11)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	30,052	29,996	24,588
	First lien (3)(11)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	7,592	7,580	6,212
					37,644	37,576	30,800	2.44%
Integral Ad Science, Inc.
Software	First lien (8)(11)	6.00% (L + 5.00%/S)	7/19/2018	7/19/2024	27,216	27,043	27,216
	First lien (3)(11)	6.00% (L + 5.00%/S)	8/27/2019	7/19/2024	3,556	3,531	3,556
					30,772	30,574	30,772	2.44%
MRI Software LLC
Software	First lien (5)(11)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	22,273	22,180	22,388
	First lien (3)(11)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	4,642	4,621	4,666
	First lien (2)(11)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	1,611	1,604	1,619
	First lien (3)(11)(12) - Drawn	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	100	100	100
					28,626	28,505	28,773	2.28%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,169	24,087	23,323
	Second lien (2)(11)	10.25% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,472	4,500
					28,669	28,559	27,823	2.20%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.11% (L + 5.00%/M)	6/21/2019	6/24/2026	27,019	26,912	27,019	2.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(11)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	$22,500	$22,394	$22,613
	Second lien (2)(11)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	4,208	4,171	4,229
					26,708	26,565	26,842	2.13%
New Trojan Parent, Inc.
Healthcare Services	Second lien (2)	7.75% (L + 7.25%/M)	1/22/2021	1/5/2029	26,762	26,630	26,762	2.12%
RealPage, Inc.**
Business Services	Second lien (2)	7.25% (L + 6.50%/Q)	2/18/2021	4/23/2029	25,000	24,813	25,750	2.04%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)(11)	7.00% (L + 6.00%/Q)	9/9/2019	9/4/2026	22,163	21,960	22,384
	First lien (2)(11)	7.00% (L + 6.00%/Q)	2/12/2021	9/4/2026	2,643	2,617	2,670
					24,806	24,577	25,054	1.98%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (8)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	19,259	18,973	18,970
	First lien (2)	6.75% (L + 6.00%/S)	3/2/2021	3/1/2028	4,913	4,840	4,839
					24,172	23,813	23,809	1.89%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(11)	3.61% (L + 3.50%/M)	6/24/2019	8/28/2024	16,692	14,866	12,062
	First lien (8)(11)	3.61% (L + 3.50%/M)	10/23/2019	8/28/2024	16,100	13,883	11,634
					32,792	28,749	23,696	1.88%
Instructure, Inc.
Software	First lien (8)(11)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	22,667	22,546	23,007	1.82%
Idera, Inc.
Software	Second lien (4)	7.50% (L + 6.75%/S)	6/27/2019	3/2/2029	22,500	22,189	22,669	1.80%
Syndigo LLC
Software	Second lien (4)	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	22,500	22,335	22,613	1.79%
Astra Acquisition Corp.
Software	First lien (5)	5.50% (L + 4.75%/M)	2/26/2020	3/1/2027	22,331	22,184	22,499	1.78%
Cardinal Parent, Inc.
Software	First lien (4)	5.25% (L + 4.50%/S)	10/30/2020	11/12/2027	12,188	12,100	12,256
	Second lien (4)(11)	8.50% (L + 7.75%/S)	11/12/2020	11/13/2028	9,767	9,672	9,962
					21,955	21,772	22,218	1.76%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(11)	7.36% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,308	14,349
	Second lien (8)(11)	7.36% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,479	7,500
					21,849	21,787	21,849	1.73%
Avatar Topco, Inc. (23)
EAB Global, Inc.
Education	Second lien (3)(11)	8.50% (L + 7.50%/S)	11/17/2017	11/17/2025	13,950	13,811	13,950
	Second lien (8)(11)	8.50% (L + 7.50%/S)	11/17/2017	11/17/2025	7,500	7,425	7,500
					21,450	21,236	21,450	1.70%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Granicus, Inc.
Software	First lien (4)(11)	7.50% (L + 6.50%/S)	1/27/2021	1/29/2027	$15,600	$15,485	$15,483
	First lien (2)(11)	7.50% (L + 6.50%/S)	1/27/2021	1/29/2027	5,952	5,908	5,907
					21,552	21,393	21,390	1.69%
MED Parentco, LP
Healthcare Services	Second lien (8)	8.36% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,722	20,831	1.65%
YLG Holdings, Inc.
Business Services	First lien (5)(11)	7.25% (L + 6.25%/S)	11/1/2019	10/31/2025	18,183	18,110	18,183
	First lien (5)(11)	7.25% (L + 6.25%/S)	11/1/2019	10/31/2025	2,368	2,357	2,368
					20,551	20,467	20,551	1.63%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	8.45% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,916	20,450	1.62%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	20,313	20,262	20,262	1.60%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/S)	3/12/2021	3/12/2027	19,978	19,829	19,828	1.57%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,927	12,060
	Second lien (8)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,454	7,538
					19,500	19,381	19,598	1.55%
AAC Lender Holdings, LLC (26)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(11)	7.25% (L + 3.25% PIK + 3.00%/M)*	9/30/2015	9/30/2026	26,738	26,681	18,208
	First lien (3)(11)(12) - Drawn	7.25% (L + 6.25%/M)	1/25/2021	9/30/2026	1,052	1,052	1,052
	Subordinated (3)(11)	2.00% (L + 1.00% PIK/M)*	3/16/2021	9/30/2026	5,230	—	—
					33,020	27,733	19,260	1.52%
Xactly Corporation
Software	First lien (4)(11)	8.25% (L + 7.25%/S)	7/31/2017	7/29/2022	19,047	18,981	19,047	1.51%
Bluefin Holding, LLC
Software	Second lien (8)(11)	7.86% (L + 7.75%/M)	9/6/2019	9/3/2027	18,000	18,000	18,180	1.44%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(11)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	16,071	16,002	16,231
	First lien (3)(11)(12) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	1,507	1,499	1,507
					17,578	17,501	17,738	1.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (2)(11)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	$16,959	$16,857	$16,959
	First lien (3)(11)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	352	349	352
	First lien (3)(11)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	280	279	280
					17,591	17,485	17,591	1.39%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(11)	6.25% (L + 5.25%/Q)	12/18/2018	11/29/2024	17,106	17,050	17,106	1.35%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(11)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	14,043	13,983	14,043
	First lien (5)(11)	9.00% (L + 8.00%/Q)	10/15/2020	8/6/2026	2,527	2,503	2,527
					16,570	16,486	16,570	1.31%
Hill International, Inc.**
Business Services	First lien (2)(11)	6.75% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,208	15,175	15,208	1.20%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)	8.70% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,869	15,113	1.20%
CFS Management, LLC
Healthcare Services	First lien (2)(11)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	11,585	11,545	11,585
	First lien (3)(11)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	3,451	3,436	3,451
					15,036	14,981	15,036	1.19%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(11)	8.50% (L + 7.50%/S)	9/29/2016	9/8/2022	15,229	15,180	14,860	1.18%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(11)	13.50% (L + 9.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	12,623	12,574	12,623
	First lien (3)(11)(12) - Drawn	13.50% (L + 9.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	928	920	928
					13,551	13,494	13,551	1.07%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(11)	9.25% (L + 8.25%/Q)	9/5/2018	9/5/2024	13,444	13,401	13,444	1.06%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(11)	9.00% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,377	13,086	1.04%
PaySimple, Inc.
Software	First lien (2)(11)	5.61% (L + 5.50%/M)	8/19/2019	8/23/2025	9,734	9,659	9,734
	First lien (2)(11)	5.61% (L + 5.50%/M)	8/19/2019	8/23/2025	3,187	3,134	3,187
					12,921	12,793	12,921	1.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ministry Brands, LLC
Software	First lien (2)(11)	5.00% (L + 4.00%/M)	12/7/2016	12/2/2022	$2,895	$2,890	$2,887
	Second lien (8)(11)	10.25% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,816	7,840
	Second lien (3)(11)	10.25% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,153	2,160
					12,895	12,859	12,887	1.02%
Geo Parent Corporation
Business Services	First lien (2)	5.36% (L + 5.25%/M)	12/13/2018	12/19/2025	12,901	12,854	12,868	1.02%
OEConnection LLC
Business Services	Second lien (2)(11)	8.36% (L + 8.25%/M)	9/25/2019	9/25/2027	12,044	11,941	12,164	0.96%
Apptio, Inc.
Software	First lien (8)(11)	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	11,203	11,047	11,203
	First lien (3)(11)(12) - Drawn	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	827	810	827
					12,030	11,857	12,030	0.95%
Castle Management Borrower LLC
Business Services	First lien (2)(11)	7.50% (L + 6.50% PIK/Q)*	5/31/2018	2/15/2024	14,261	14,224	11,959	0.95%
CHA Holdings, Inc.
Business Services	Second lien (4)(11)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,962	7,012
	Second lien (3)(11)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,421	4,453
					11,465	11,383	11,465	0.91%
Recorded Future, Inc.
Software	First lien (8)(11)	7.00% (L + 6.00%/S)	8/26/2019	7/3/2025	6,250	6,226	6,266
	First lien (8)(11)	7.00% (L + 6.00%/Q)	3/26/2021	7/3/2025	4,800	4,769	4,812
					11,050	10,995	11,078	0.88%
Alert Holding Company, Inc. (16)
Appriss Holdings, Inc.
Business Services	First lien (8)(11)	5.70% (L + 5.50%/Q)	5/24/2019	5/29/2026	10,915	10,842	11,024	0.87%
Vectra Co.
Business Products	Second lien (8)(11)	7.36% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,760	10,788	0.85%
Masergy Holdings, Inc.
Business Services	Second lien (2)	8.50% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,467	10,474	0.83%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(11)	—	5/3/2013	—	14,500	14,500	10,354	0.82%
VT Topco, Inc.
Business Services	Second lien (4)(11)	7.11% (L + 7.00%/M)	8/14/2018	7/31/2026	10,000	9,981	10,000	0.79%
Quartz Holding Company
Software	Second lien (3)(11)	8.11% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,838	10,000	0.79%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	5.45% (L + 5.25%/Q)	5/22/2019	7/10/2026	$9,875	$9,777	$9,875	0.78%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)	5.75% (L + 4.75%/Q)	3/18/2019	10/24/2022	9,768	9,678	9,622	0.76%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (2)(11)	5.75% (L + 4.75%/S)	11/30/2018	7/21/2023	9,237	9,212	9,237	0.73%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.11% (L + 5.00%/M)	7/30/2019	7/31/2026	6,905	6,877	6,879	0.54%
CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)(11)	6.86% (L + 6.75%/M)	1/25/2018	12/29/2025	6,732	6,710	6,732	0.53%
DealerSocket, Inc.
Software	First lien (2)(11)	5.75% (L + 4.75%/M)	4/16/2018	4/26/2023	6,526	6,504	6,526	0.52%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	6.61% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,709	6,487	0.51%
ADG, LLC
Healthcare Services	Second lien (3)(11)	11.00% (L + 10.00% PIK/Q)*	10/3/2016	3/28/2024	6,067	6,029	4,792	0.38%
Sphera Solutions, Inc.
Software	First lien (2)(11)	8.75% (L + 7.75%/Q)	9/10/2019	6/14/2023	2,458	2,445	2,477	0.20%
Education Management Corporation (14)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M)(27)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	13.00% (L + 7.50%/M)(27)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q)(27)	1/5/2015	7/2/2020	206	201	—
	First lien (3)	9.75% (L + 6.50%/Q)(27)	1/5/2015	7/2/2020	116	113	—
	First lien (2)	11.75% (P + 8.50%/M)(27)	1/5/2015	7/2/2020	140	116	—
	First lien (3)	11.75% (P + 8.50%/M)(27)	1/5/2015	7/2/2020	79	65	—
	First lien (2)	11.75% (P + 8.50%/M)(27)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(27)	1/5/2015	7/2/2020	2	2	—
					1,016	957	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (27)(28)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,120,369	$2,100,019	$2,076,198	164.41%
Total Funded Debt Investments					$2,206,579	$2,185,691	$2,162,778	171.27%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(11)(22)	—	9/1/2017	—	87,654	$8,687	$9,028	0.71%
Total Shares - Hong Kong						$8,687	$9,028	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Equity - United States
Avatar Topco, Inc.(23)
Education	Preferred shares (3)(11)	—	11/17/2017	—	35,750	$53,790	$55,960	4.44%
Symplr Software Intermediate Holdings, Inc. (24)
Healthcare Information Technology	Preferred shares (4)(11)	—	11/30/2018	—	7,500	9,793	9,906
	Preferred shares (3)(11)	—	11/30/2018	—	2,586	3,376	3,415
						13,169	13,321	1.05%
Alert Holding Company, Inc. (16)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(11)	—	5/31/2019	—	6,111	7,386	7,478	0.59%
Tenawa Resource Holdings LLC (15)
QID NGL LLC
Specialty Chemicals & Materials	Preferred shares (6)(11)	—	10/30/2017	—	1,623,385	1,623	2,067
	Preferred shares (6)(11)	—	11/24/2020	—	44,668	45	46
	Ordinary shares (6)(11)	—	5/12/2014	—	5,290,997	5,291	755
						6,959	2,868	0.23%
Ancora Acquisition LLC
Education	Preferred shares (9)(11)	—	8/12/2013	—	372	83	158	0.01%
Education Management Corporation (14)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
AAC Lender Holdings, LLC (26)
Education	Ordinary shares (3)(11)	—	3/16/2021	—	758	—	—	—%
Total Shares - United States						$81,856	$79,785	6.32%
Total Shares						$90,543	$88,813	7.03%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(11)	—	5/5/2014	5/5/2026	622	$37	$762	0.06%
Total Warrants - United States						$37	$762	0.06%
Total Funded Investments						$2,276,271	$2,252,353	178.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
MRI Software LLC
Software	First lien (2)(11)(12) - Undrawn	—	3/24/2021	3/24/2022	$9,684	$—	$50
	First lien (3)(11)(12) - Undrawn	—	1/31/2020	2/10/2022	821	—	4
	First lien (3)(11)(12) - Undrawn	—	1/31/2020	2/10/2026	1,902	(10)	—
					12,407	(10)	54	0.00%
AAC Lender Holdings, LLC (26)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(11)(12) - Undrawn	—	1/25/2021	9/30/2026	1,600	—	—	—%
CoolSys, Inc.
Industrial Services	First lien (3)(12) - Undrawn	—	11/20/2019	11/19/2021	1,400	—	—	—%
Associations, Inc.
Business Services	First lien (2)(11)(12) - Undrawn	—	7/30/2018	7/30/2021	152	(1)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(11)(12) - Undrawn	—	2/20/2020	2/20/2026	293	(1)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(11)(12) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	—	—%
Recorded Future, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	8/26/2019	7/3/2025	750	(4)	—	—%
DealerSocket, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(11)(12) - Undrawn	—	3/13/2020	2/6/2025	1,013	(5)	—	—%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(11)(12) - Undrawn	—	8/7/2019	7/16/2024	1,848	(9)	—
	First lien (3)(11)(12) - Undrawn	—	8/7/2019	7/16/2021	6,061	—	—
					7,909	(9)	—	—%
Alert Holding Company, Inc. (16)
Appriss Holdings, Inc.
Business Services	First lien (3)(11)(12) - Undrawn	—	5/24/2019	5/30/2025	930	(9)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Xactly Corporation
Software	First lien (3)(11)(12) - Undrawn	—	7/31/2017	7/29/2022	$992	$(10)	$—	—%
Trader Interactive, LLC
Business Services	First lien (3)(11)(12) - Undrawn	—	6/15/2017	6/15/2023	1,562	(12)	—	—%
Kaseya Inc.
Software	First lien (3)(11)(12) - Undrawn	—	5/9/2019	5/2/2025	1,179	(12)	—	—%
Bullhorn, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	9/24/2019	10/1/2021	780	(6)	—
	First lien (3)(11)(12) - Undrawn	—	9/24/2019	9/30/2026	852	(6)	—
					1,632	(12)	—	—%
Instructure, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	3/24/2020	3/24/2026	2,036	(13)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(11)(12) - Undrawn	—	6/8/2018	4/30/2022	2,805	(14)	—	—%
Integral Ad Science, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	7/19/2018	7/19/2023	1,807	(18)	—	—%
Diligent Corporation
Software	First lien (3)(11)(12) - Undrawn	—	3/30/2021	8/4/2025	3,624	(18)	—	—%
Finalsite Holdings, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	8/7/2019	5/24/2024	3,047	(19)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(11)(12) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	—	—%
Bluefin Holding, LLC
Software	First lien (3)(11)(12) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	—	—%
ConnectWise, LLC
Software	First lien (3)(11)(12) - Undrawn	—	11/26/2019	2/28/2025	3,982	(25)	—	—%
GC Waves Holdings, Inc.**
Business Services	First lien (3)(11)(12) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Salient CRGT Inc.
Federal Services	First lien (3)(11)(12) - Undrawn	—	6/26/2018	11/29/2021	$6,125	$(490)	$—	—%
Apptio, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	1/10/2019	1/10/2025	1,240	(25)	—	—%
Ministry Brands, LLC
Software	First lien (3)(11)(12) - Undrawn	—	12/7/2016	12/2/2022	1,000	(5)	(3)	(0.00) %
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(12) - Undrawn	—	3/12/2021	3/10/2023	4,924	—	(37)	(0.00) %
Granicus, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	1/27/2021	1/30/2023	6,035	—	(45)
	First lien (3)(11)(12) - Undrawn	—	1/27/2021	1/29/2027	2,414	(18)	(18)
					8,449	(18)	(63)	(0.00) %
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(12) - Undrawn	—	3/1/2021	3/1/2023	10,664	—	(160)	(0.02)%
Total Unfunded Debt Investments - United States					$94,563	$(829)	$(209)	(0.02)%
Total Unfunded Debt Investments					$94,563	$(829)	$(209)	(0.02)%
Total Non-Controlled/Non-Affiliated Investments						$2,275,442	$2,252,144	178.34%
Non-Controlled/Affiliated Investments (29)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (17)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(11)	11.00% (L + 10.00%/Q)	12/11/2020	12/11/2026	$15,000	$14,856	$14,850	1.18%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(11)	15.00%/Q	9/12/2019	9/12/2023	727	717	654	0.05%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(11)	10.00% PIK/Q*	3/30/2021	—	247	225	—
	First lien (3)(11)	11.00% (L + 10.00% PIK/M)*	7/23/2020	—	3,255	—	—
					3,502	225	—	—%
Total Funded Debt Investments - United States					$19,229	$15,798	$15,504	1.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Equity - United States
TVG-Edmentum Holdings, LLC (17)
Education	Preferred shares (3)(11)	—	12/11/2020	—	37,793	$38,952	$51,696
	Ordinary shares (3)(11)	—	12/11/2020	—	36,750	37,426	50,270
						76,378	101,966	8.07%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(11)	—	7/31/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(11)	—	7/31/2017	—	2,786,000	1,282	401
						12,783	4,000	0.32%
Total Shares - United States						$89,161	$105,966	8.39%
Total Non-Controlled/Affiliated Investments						$104,959	$121,470	9.62%
Controlled Investments (30)
Funded Debt Investments - United States
New Benevis Topco, LLC (25)
New Benevis Holdco, Inc.
Healthcare Services	First lien (2)(11)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	$31,422	$31,422	$31,422
	First lien (8)(11)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	7,710	7,710	7,710
	First lien (3)(11)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	3,786	3,786	3,786
	Subordinated (3)(11)	12.00% PIK/M*	10/6/2020	10/6/2025	15,113	12,447	12,091
					58,031	55,365	55,009	4.36%
UniTek Global Services, Inc.
Business Services	First lien (2)(11)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	12,537	12,537	12,018
	First lien (3)(11)	8.50% (L + 5.50% + 2.00% PIK/S)*	3/16/2020	8/20/2024	9,292	8,363	8,908
	First lien (2)(11)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	2,507	2,507	2,404
	First lien (3)(11)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	1,338	1,157	1,283
	Second lien (3)(11)	15.00% PIK/Q*	12/16/2020	2/20/2025	8,910	8,910	8,910
					34,584	33,474	33,523	2.65%
NHME Holdings Corp. (21)
National HME, Inc.
Healthcare Services	Second lien (3)(11)	12.00% PIK/Q*	11/27/2018	5/27/2024	19,202	16,464	13,921
	Second lien (3)(11)	12.00% PIK/Q*	11/27/2018	5/27/2024	10,611	9,949	9,285
					29,813	26,413	23,206	1.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(11)	18.00% PIK/M*	10/30/2020	12/31/2024	$15,921	$15,921	$15,921
	First lien (3)(11)(12) - Drawn	10.00% (L + 9.00% PIK/M)*	10/30/2020	12/31/2024	4,372	4,372	4,372
					20,293	20,293	20,293	1.61%
Total Funded Debt Investments - United States					$142,721	$135,545	$132,031	10.46%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(11)	—	9/13/2016	—	—	$7,345	$12,488	0.99%
Total Shares - Canada						$7,345	$12,488	0.99%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(11)	—	5/4/2018	—	—	$130,000	$130,000	10.29%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(11)	—	6/20/2018	—	—	88,151	101,500	8.04%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(11)	—	5/3/2016	—	—	79,400	79,400	6.29%
New Benevis Topco, LLC (25)
Healthcare Services	Ordinary shares (2)(11)	—	10/6/2020	—	269,027	27,154	30,366
	Ordinary shares (8)(11)	—	10/6/2020	—	66,007	6,662	7,451
	Ordinary shares (3)(11)	—	10/6/2020	—	60,068	6,105	6,780
						39,921	44,597	3.53%
NM GLCR LP
Net Lease	Membership interest (7)(11)	—	2/1/2018	—	—	14,750	29,463	2.33%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(11)	—	6/13/2014	—	—	23,000	23,000	1.82%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

UniTek Global Services, Inc.
Business Services	Preferred shares (3)(11)(20)	—	8/17/2018	—	10,968,736	$10,969	$8,149
	Preferred shares (3)(11)(20)	—	8/29/2019	—	6,519,234	6,519	5,549
	Preferred shares (3)(11)(19)(27)	—	6/30/2017	—	19,336,201	19,336	7,953
	Preferred shares (2)(11)(18)(27)	—	1/13/2015	—	29,326,545	26,946	—
	Preferred shares (3)(11)(18)(27)	—	1/13/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(11)	—	1/13/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(11)	—	1/13/2015	—	1,993,749	532	—
						73,674	21,651	1.71%
NM CLFX LP
Net Lease	Membership interest (7)(11)	—	10/6/2017	—	—	12,538	14,896	1.18%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(11)	—	10/30/2020	—	100	11,155	11,000	0.87%
NM APP US LLC
Net Lease	Membership interest (7)(11)	—	9/13/2016	—	—	5,080	7,525	0.60%
NM DRVT LLC
Net Lease	Membership interest (7)(11)	—	11/18/2016	—	—	5,152	7,194	0.57%
NM YI, LLC
Net Lease	Membership interest (7)(11)	—	9/30/2019	—	—	6,272	6,866	0.54%
NHME Holdings Corp. (21)
Healthcare Services	Ordinary shares (3)(11)	—	11/27/2018	—	640,000	4,000	4,000	0.32%
NM JRA LLC
Net Lease	Membership interest (7)(11)	—	8/12/2016	—	—	2,043	3,861	0.31%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(11)	—	6/20/2018	—	—	1,010	1,135	0.09%
NM KRLN LLC
Net Lease	Membership interest (7)(11)	—	11/15/2016	—	—	8,870	717	0.06%
Total Shares - United States						$505,016	$486,805	38.55%
Total Shares						$512,361	$499,293	39.54%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(11)	—	12/16/2020	2/20/2025	8,523	$—	$12,674	1.00%
NHME Holdings Corp. (21)
Healthcare Services	Warrants (3)(11)	—	11/27/2018	—	160,000	1,000	1,000	0.08%
Total Warrants - United States						$1,000	$13,674	1.08%
Total Funded Investments						$648,906	$644,998	51.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(11)(12) - Undrawn	—	10/30/2020	12/31/2024	$5,740	$—	$—	—%
Total Unfunded Debt Investments - United States					$5,740	$—	$—	—%
Total Controlled Investments						$648,906	$644,998	51.08%
Total Investments						$3,029,307	$3,018,612	239.04%

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
(9)Investment is held in NMF Ancora Holdings, Inc.
(10)Investment is held in NMF Permian Holdings, LLC.
(11)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(12)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(13)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2021.
(14)The Company holds investments in Education Management Corporation and one related entity of Education Management Corporation. The Company holds series A-1 convertible preferred stock and common stock in Education Management Corporation and holds tranche A first lien term loans and a tranche B first lien term loan in Education Management II LLC, which is an indirect subsidiary of Education Management Corporation.
(15)The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 4.77% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC), class A and class B preferred units in QID NGL LLC and a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.
(16)The Company holds investments in two wholly-owned subsidiaries of Alert Holding Company, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Holdings, Inc. and preferred equity in Alert Intermediate Holdings I, Inc. The preferred equity is entitled to receive preferential dividends at a rate of L + 10.0% per annum.
(17)The Company holds ordinary shares and preferred shares in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. The preferred shares are entitled to receive cumulative preferential dividends at a rate of 10.0% per annum. The ordinary shares are entitled to receive cumulative preferential dividends at a rate of 12.0% per annum.
(18)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

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
(26)The Company holds ordinary shares in AAC Lender Holdings, LLC and a first lien term loan, first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(27)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(28)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of March 31, 2021. See Note 2. Summary of Significant Accounting Policies, for details.
(29)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2021 and December 31, 2020 along with transactions during the three months ended March 31, 2021 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income	Dividend Income	Other Income
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc. / Permian Trust	$—	$225	$(12,213)	$(12,213)	$11,988	$—	$—	$—	$—
Sierra Hamilton Holdings Corporation	4,776	1	(106)	1	(17)	4,654	46	—	8
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	98,236	1,509	—	—	17,071	116,816	417	1,505	94
Total Non-Controlled/Affiliated Investments	$103,012	$1,735	$(12,319)	$(12,212)	$29,042	$121,470	$463	$1,505	$102

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands, except shares)
(unaudited)

(30)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of March 31, 2021 and December 31, 2020, along with transactions during the three months ended March 31, 2021 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income	Dividend Income	Other Income
Edmentum Inc.	$—	$—	$—	$1,557	$—	$—	$—	$—	$1,200
National HME, Inc./NHME Holdings Corp.	27,530	1,070	—	—	(394)	28,206	1,070	—	125
New Benevis Topco, LLC / New Benevis Holdco, Inc.	98,442	1,279	—	—	(115)	99,606	1,649	—	375
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	29,336	1,957	—	—	—	31,293	791	—	230
NM APP CANADA CORP	12,302	—	—	—	186	12,488	—	252	—
NM APP US LLC	7,410	—	—	—	115	7,525	—	152	—
NM CLFX LP	14,885	—	—	—	11	14,896	—	397	—
NM DRVT LLC	7,084	—	—	—	110	7,194	—	124	—
NM JRA LLC	3,830	—	—	—	31	3,861	—	70	—
NM GLCR LP	29,130	—	—	—	333	29,463	—	483	—
NM KRLN LLC	1,501	289	—	—	(1,073)	717	—	—	—
NM NL Holdings, L.P.	67,132	33,704	—	—	664	101,500	—	1,608	—
NM GP Holdco, LLC	703	427	—	—	5	1,135	—	17	—
NM YI LLC	6,852	—	—	—	14	6,866	—	285	—
NMFC Senior Loan Program I LLC	23,000	—	—	—	—	23,000	—	575	—
NMFC Senior Loan Program II LLC	79,400	—	—	—	—	79,400	—	1,985	—
NMFC Senior Loan Program III LLC	120,000	10,000	—	—	—	130,000	—	4,527	—
UniTek Global Services, Inc.	72,338	1,778	(2,540)	(22)	(3,728)	67,848	942	1,281	181
Total Controlled Investments	$600,875	$50,504	$(2,540)	$1,535	$(3,841)	$644,998	$4,452	$11,756	$2,111

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2021, 16.9% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2021
(unaudited)

March 31, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	52.23%
Second lien	23.06%
Subordinated	1.24%
Equity and other	23.47%
Total investments	100.00%

March 31, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	28.71%
Business Services	21.47%
Healthcare Services	16.49%
Education	8.60%
Investment Funds (includes investments in joint ventures)	7.70%
Net Lease	6.15%
Federal Services	2.16%
Distribution & Logistics	2.02%
Specialty Chemicals & Materials	1.91%
Healthcare Information Technology	1.60%
Industrial Services	1.21%
Energy	1.19%
Packaging	0.43%
Business Products	0.36%
Total investments	100.00%

March 31, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.25%
Fixed rates	6.75%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Integro Parent Inc.
Business Services	First lien (2)(10)	6.75% (L + 5.75%/M)	10/9/2015	10/31/2022	$34,490	$34,405	$34,490
	Second lien (8)(10)	10.25% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,955	10,000
					44,490	44,360	44,490	3.60%
Quest Software US Holdings Inc.
Software	Second lien (2)(10)	8.46% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,367	43,697	3.53%
Tenawa Resource Holdings LLC (14)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(10)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	38,600	38,559	38,600	3.12%
Trader Interactive, LLC
Business Services	First lien (2)(10)	7.25% (L + 6.25%/M)	6/15/2017	6/17/2024	31,605	31,482	31,605
	First lien (8)(10)	7.25% (L + 6.25%/M)	6/15/2017	6/17/2024	4,899	4,880	4,899
	First lien (3)(10)(11) - Drawn	7.25% (L + 6.25%/M)	6/15/2017	6/15/2023	502	498	502
					37,006	36,860	37,006	2.99%
CoolSys, Inc.
Industrial Services	First lien (5)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	22,275	22,177	22,275
	First lien (2)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	10,296	10,251	10,296
	First lien (3)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	4,173	4,153	4,173
					36,744	36,581	36,744	2.97%
KAMC Holdings, Inc
Business Services	Second lien (2)(10)	8.22% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,627	18,300
	Second lien (8)(10)	8.22% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,627	18,300
					37,500	37,254	36,600	2.96%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(10)	7.00% (L + 6.00%/Q)	9/15/2017	9/15/2023	26,222	26,182	24,397
	First lien (4)(10)	7.00% (L + 6.00%/Q)	9/17/2019	9/15/2023	10,592	10,592	9,854
	First lien (3)(10)(11) - Drawn	7.00% (L + 6.00%/Q)	9/15/2017	3/15/2023	1,738	1,720	1,617
					38,552	38,494	35,868	2.90%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	22,331	22,191	22,331
	First lien (2)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	3,645	3,622	3,645
	First lien (3)(10)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	9,835	9,742	9,835
					35,811	35,555	35,811	2.89%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(10)	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	33,615	33,477	33,615
	First lien (3)(10)(11) - Drawn	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	1,327	1,321	1,327
					34,942	34,798	34,942	2.82%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

TDG Group Holding Company
Consumer Services	First lien (2)(10)	5.40% (L + 5.25%/M)	5/22/2018	5/31/2024	$24,607	$24,532	$24,607
	First lien (8)(10)	5.40% (L + 5.25%/M)	5/22/2018	5/31/2024	4,900	4,884	4,900
	First lien (2)(10)	5.40% (L + 5.25%/M)	5/22/2018	5/31/2024	3,287	3,277	3,287
	First lien (2)(10)(11) - Drawn	5.40% (L + 5.25%/M)	5/22/2018	5/31/2024	1,891	1,882	1,891
					34,685	34,575	34,685	2.80%
Kaseya Inc.
Software	First lien (8)(10)	8.00% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	28,225	28,014	28,508
	First lien (3)(10)	8.00% (L + 4.00% + 3.00% PIK/S)*	5/9/2019	5/2/2025	3,315	3,284	3,348
	First lien (3)(10)(11) - Drawn	7.50% (L + 6.50%/S)	5/9/2019	5/2/2025	1,133	1,121	1,133
					32,673	32,419	32,989	2.67%
Finalsite Holdings, Inc.
Software	First lien (4)(10)	6.00% (L + 5.00%/Q)	9/28/2018	9/25/2024	21,994	21,883	21,994
	First lien (2)(10)	6.00% (L + 5.00%/Q)	9/28/2018	9/25/2024	10,863	10,809	10,863
					32,857	32,692	32,857	2.66%
Integral Ad Science, Inc.
Software	First lien (8)(10)	8.25% (L + 6.00% + 1.25% PIK/S)*	7/19/2018	7/19/2024	27,127	26,943	27,127
	First lien (3)(10)	8.25% (L + 6.00% + 1.25% PIK/S)*	8/27/2019	7/19/2024	3,544	3,517	3,544
					30,671	30,460	30,671	2.48%
Ansira Holdings, Inc.
Business Services	First lien (8)(10)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	29,511	29,451	24,146
	First lien (3)(10)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	7,452	7,440	6,097
					36,963	36,891	30,243	2.44%
MRI Software LLC
Software	First lien (5)(10)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	22,329	22,232	22,358
	First lien (3)(10)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	4,654	4,632	4,660
	First lien (2)(10)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	1,615	1,608	1,617
					28,598	28,472	28,635	2.31%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,231	24,143	22,899
	Second lien (2)(10)	10.25% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,471	4,500
					28,731	28,614	27,399	2.22%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.15% (L + 5.00%/M)	6/21/2019	6/24/2026	27,088	26,976	26,783	2.17%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	22,500	22,391	22,275
	Second lien (2)	9.00% (L + 8.00%/Q)	11/14/2019	11/19/2027	4,208	4,170	4,166
					26,708	26,561	26,441	2.14%
Instructure, Inc.
Software	First lien (8)(10)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	24,090	23,955	23,940	1.93%
Idera, Inc.
Software	Second lien (4)(10)	10.00% (L + 9.00%/S)	6/27/2019	6/28/2027	22,500	22,353	22,725	1.84%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Astra Acquisition Corp.
Software	First lien (5)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	$22,331	$22,179	$22,555	1.82%
Syndigo LLC
Software	Second lien (4)	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	22,500	22,331	22,331	1.80%
Convey Health Solutions, Inc.
Healthcare Services	First lien (4)(10)	6.25% (L + 5.25%/Q)	9/9/2019	9/4/2026	22,219	22,008	22,219	1.80%
Cardinal Parent, Inc.
Software	First lien (4)	5.25% (L + 4.50%/S)	10/30/2020	11/12/2027	12,188	12,097	12,066
	Second lien (4)(10)	8.50% (L + 7.75%/S)	11/12/2020	11/13/2028	9,767	9,670	9,962
					21,955	21,767	22,028	1.78%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(10)	7.40% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,307	14,349
	Second lien (8)(10)	7.40% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,478	7,500
					21,849	21,785	21,849	1.77%
Avatar Topco, Inc. (23)
EAB Global, Inc.
Education	Second lien (3)(10)	8.50% (L + 7.50%/S)	11/17/2017	11/17/2025	13,950	13,805	13,950
	Second lien (8)(10)	8.50% (L + 7.50%/S)	11/17/2017	11/17/2025	7,500	7,422	7,500
					21,450	21,227	21,450	1.73%
MED Parentco, LP
Healthcare Services	Second lien (8)(10)	8.40% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,718	21,066	1.70%
YLG Holdings, Inc.
Business Services	First lien (5)(10)	7.25% (L + 6.25%/S)	11/1/2019	10/31/2025	18,229	18,152	18,271
	First lien (5)(10)	7.25% (L + 6.25%/S)	11/1/2019	10/31/2025	2,374	2,363	2,379
					20,603	20,515	20,650	1.67%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(10)	3.65% (L + 3.50%/M)	6/24/2019	8/28/2024	16,735	14,786	10,468
	First lien (8)(10)	3.65% (L + 3.50%/M)	10/23/2019	8/28/2024	16,141	13,778	10,096
					32,876	28,564	20,564	1.66%
Institutional Shareholder Services, Inc.
Business Services	Second lien (3)(10)	8.75% (L + 8.50%/Q)	3/5/2019	3/5/2027	20,372	20,117	20,372	1.65%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	8.50% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,914	20,202	1.63%
AAC Holding Corp.
Education	First lien (2)(10)	9.25% (L + 8.25% PIK/M)*	9/30/2015	9/30/2022	26,343	26,284	19,597	1.58%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,923	11,940
	Second lien (8)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,452	7,463
					19,500	19,375	19,403	1.57%
Xactly Corporation
Software	First lien (4)(10)	8.25% (L + 7.25%/S)	7/31/2017	7/29/2022	19,047	18,970	19,047	1.54%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Peraton Holding Corp. (fka MHVC Acquisition Corp.)
Federal Services	First lien (2)	6.25% (L + 5.25%/Q)	4/25/2017	4/29/2024	$18,575	$18,525	$18,621	1.50%
Bluefin Holding, LLC
Software	Second lien (8)(10)	7.90% (L + 7.75%/M)	9/6/2019	9/6/2027	18,000	18,000	18,000	1.46%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(10)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	16,111	16,040	16,292
	First lien (3)(10)(11) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	1,619	1,611	1,619
					17,730	17,651	17,911	1.45%
Bullhorn, Inc.
Software	First lien (2)(10)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	17,002	16,896	17,002
	First lien (3)(10)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	353	350	353
	First lien (3)(10)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	281	279	281
					17,636	17,525	17,636	1.43%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(10)	6.25% (L + 5.25%/Q)	12/18/2018	11/29/2024	17,150	17,090	17,150	1.39%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(10)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	14,079	14,016	14,079
	First lien (5)(10)	9.00% (L + 8.00%/Q)	10/15/2020	8/6/2026	2,533	2,508	2,558
					16,612	16,524	16,637	1.35%
Hill International, Inc.**
Business Services	First lien (2)(10)	6.75% (L + 5.75%/Q)	6/21/2017	6/21/2023	15,247	15,212	15,247	1.23%
CFS Management, LLC
Healthcare Services	First lien (2)(10)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	11,615	11,571	11,615
	First lien (3)(10)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	3,459	3,443	3,459
					15,074	15,014	15,074	1.22%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)(10)	8.75% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,865	15,011	1.21%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(10)	8.50% (L + 7.50%/Q)	9/29/2016	9/8/2022	15,344	15,286	14,932	1.21%
BackOffice Associates Holdings, LLC
Business Services	First lien (2)(10)	13.50% (L + 9.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	13,218	13,162	13,218
	First lien (3)(10)(11) - Drawn	13.50% (L + 9.50% + 3.00% PIK/Q)*	8/25/2017	8/25/2023	921	913	921
					14,139	14,075	14,139	1.14%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(10)	9.25% (L + 8.25%/Q)	9/5/2018	9/5/2024	13,444	13,398	13,444	1.09%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(10)	9.00% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,371	13,069	1.06%
PaySimple, Inc.
Software	First lien (2)(10)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	9,758	9,679	9,758
	First lien (2)(10)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	3,195	3,140	3,195
					12,953	12,819	12,953	1.05%
Geo Parent Corporation
Business Services	First lien (2)(10)	5.40% (L + 5.25%/M)	12/13/2018	12/19/2025	12,934	12,885	12,934	1.04%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ministry Brands, LLC
Software	First lien (2)(10)	5.00% (L + 4.00%/Q)	12/7/2016	12/2/2022	$2,902	$2,897	$2,888
	Second lien (8)(10)	10.25% (L + 9.25%/Q)	12/7/2016	6/2/2023	7,840	7,813	7,840
	Second lien (3)(10)	10.25% (L + 9.25%/Q)	12/7/2016	6/2/2023	2,160	2,153	2,160
					12,902	12,863	12,888	1.04%
OEConnection LLC
Business Services	Second lien (2)(10)	8.40% (L + 8.25%/M)	9/25/2019	9/25/2027	12,044	11,937	12,044	0.97%
CHA Holdings, Inc.
Business Services	Second lien (4)(10)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,959	7,012
	Second lien (3)(10)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,452	4,419	4,452
					11,464	11,378	11,464	0.93%
Castle Management Borrower LLC
Business Services	First lien (2)(10)	7.50% (L + 6.50% PIK/Q)*	5/31/2018	2/15/2024	13,993	13,953	11,320	0.92%
Apptio, Inc.
Software	First lien (8)(10)	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	11,203	11,038	11,287	0.91%
Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (8)(10)	5.50% (L + 5.25%/Q)	5/24/2019	5/29/2026	10,943	10,866	10,947	0.89%
Vectra Co.
Business Products	Second lien (8)(10)	7.40% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,759	10,788	0.87%
Masergy Holdings, Inc.
Business Services	Second lien (2)(10)	8.50% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,465	10,500	0.85%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(10)	—	5/3/2013	—	14,500	14,500	10,354	0.84%
VT Topco, Inc.
Business Services	Second lien (4)(10)	7.15% (L + 7.00%/M)	8/14/2018	7/31/2026	10,000	9,981	10,000	0.81%
Quartz Holding Company
Software	Second lien (3)(10)	8.15% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,832	10,000	0.81%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	5.47% (L + 5.25%/Q)	5/22/2019	7/10/2026	9,900	9,798	9,875	0.80%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)(10)	5.75% (L + 4.75%/Q)	3/18/2019	10/24/2022	9,794	9,690	9,671	0.78%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (2)(10)	5.75% (L + 4.75%/S)	11/30/2018	7/21/2023	9,261	9,233	9,261	0.75%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.15% (L + 5.00%/M)	7/30/2019	7/31/2026	6,923	6,894	6,853	0.55%
Recorded Future, Inc.
Software	First lien (8)(10)	7.25% (L + 6.25%/Q)	8/26/2019	7/3/2025	6,250	6,225	6,275
	First lien (3)(10)(11) - Drawn	7.25% (L + 6.25%/Q)	8/26/2019	7/3/2025	500	498	500
					6,750	6,723	6,775	0.55%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CP VI Bella Midco, LLC
Healthcare Services	Second lien (3)	6.90% (L + 6.75%/M)	1/25/2018	12/29/2025	$6,732	$6,709	$6,660	0.54%
DealerSocket, Inc.
Software	First lien (2)(10)	5.75% (L + 4.75%/S)	4/16/2018	4/26/2023	6,543	6,518	6,543	0.53%
DG Investment Intermediate Holdings 2, Inc. (aka Convergint Technologies Holdings, LLC)
Business Services	Second lien (3)	7.50% (L + 6.75%/M)	1/29/2018	2/2/2026	6,732	6,709	6,530	0.53%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	6.65% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,709	6,420	0.52%
Diligent Corporation
Software	First lien (3)(10)	7.25% (L + 6.25%/S)	12/19/2018	8/4/2025	5,947	5,912	6,057	0.49%
Wrike, Inc.
Software	First lien (8)(10)	7.75% (L + 6.75%/S)	11/20/2020	12/31/2024	4,545	4,514	4,580	0.37%
ADG, LLC
Healthcare Services	Second lien (3)(10)	11.00% (L + 10.00% PIK/Q)*	10/3/2016	3/28/2024	5,904	5,864	4,469	0.36%
Teneo Holdings, LLC
Business Services	First lien (2)	6.25% (L + 5.25%/M)	7/15/2019	7/11/2025	3,012	2,980	2,994	0.24%
Sphera Solutions, Inc.
Software	First lien (2)(10)	8.75% (L + 7.75%/Q)	9/10/2019	6/14/2023	2,464	2,450	2,487	0.20%
Education Management Corporation (13)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M)(26)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	13.00% (L + 7.50%/M)(26)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q)(26)	1/5/2015	7/2/2020	206	201	—
	First lien (3)	9.75% (L + 6.50%/Q)(26)	1/5/2015	7/2/2020	116	113	—
	First lien (2)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	140	116	—
	First lien (3)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	79	65	—
	First lien (2)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(26)	1/5/2015	7/2/2020	2	2	—
					1,016	957	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (26)(27)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,079,719	$2,064,501	$2,029,981	164.11%
Total Funded Debt Investments					$2,209,821	$2,193,869	$2,160,063	174.63%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(10)(22)	—	9/1/2017	—	84,994	$8,420	$8,754	0.71%
Total Shares - Hong Kong						$8,420	$8,754	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Equity - United States
Avatar Topco, Inc. (23)
Education	Preferred shares (3)(10)	—	11/17/2017	—	35,750	$52,192	$53,265	4.31%
Symplr Software Intermediate Holdings, Inc.(24)
Healthcare Information Technology	Preferred shares (4)(10)	—	11/30/2018	—	7,500	9,534	9,647
	Preferred shares (3)(10)	—	11/30/2018	—	2,586	3,287	3,326
						12,821	12,973	1.05%
Alert Holding Company, Inc. (15)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(10)	—	5/31/2019	—	6,111	7,199	7,290	0.59%
Tenawa Resource Holdings LLC (14)
QID NGL LLC
Specialty Chemicals & Materials	Preferred shares (6)(10)	—	10/30/2017	—	1,623,385	1,623	1,988
	Preferred shares (6)(10)	—	11/24/2020	—	44,668	45	45
	Ordinary shares (6)(10)	—	5/12/2014	—	5,290,997	5,291	4,381
						6,959	6,414	0.52%
Ancora Acquisition LLC
Education	Preferred shares (9)(10)	—	8/12/2013	—	372	83	158	0.01%
Education Management Corporation (13)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
Total Shares - United States						$79,723	$80,100	6.48%
Total Shares						$88,143	$88,854	7.19%
Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(10)	—	5/5/2014	5/5/2026	622	$37	$714	0.06%
Total Warrants - United States						$37	$714	0.06%
Total Funded Investments						$2,282,049	$2,249,631	181.88%
Unfunded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/26/2019	1/3/2021	$500	$(3)	$2
	First lien (3)(10)(11) - Undrawn	—	8/26/2019	7/3/2025	250	(1)	—
					750	(4)	2	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2022	$821	$—	$1
	First lien (3)(10)(11) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	—
					2,823	(10)	1	—%
CoolSys, Inc.
Industrial Services	First lien (3)(11) - Undrawn	—	11/20/2019	11/19/2021	1,400	—	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(10)(11) - Undrawn	—	2/20/2020	2/20/2026	180	(1)	—	—%
Associations, Inc.
Business Services	First lien (2)(10)(11) - Undrawn	—	7/30/2018	7/30/2021	152	(1)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	—	—%
DealerSocket, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	4/16/2018	4/26/2023	560	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(10)(11) - Undrawn	—	3/13/2020	2/6/2025	1,013	(5)	—	—%
Trader Interactive, LLC
Business Services	First lien (3)(10)(11) - Undrawn	—	6/15/2017	6/15/2023	1,171	(9)	—	—%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(10)(11) - Undrawn	—	8/7/2019	7/16/2024	1,848	(9)	—
	First lien (3)(10)(11) - Undrawn	—	8/7/2019	7/16/2021	6,061	—	—
					7,909	(9)	—	—%
Alert Holding Company, Inc. (15)
Appriss Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	5/24/2019	5/30/2025	930	(9)	—	—%
Xactly Corporation
Software	First lien (3)(10)(11) - Undrawn	—	7/31/2017	7/29/2022	992	(10)	—	—%
Kaseya Inc.
Software	First lien (3)(10)(11) - Undrawn	—	5/9/2019	5/2/2025	1,179	(12)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/24/2019	10/1/2021	$781	$(6)	$—
	First lien (3)(10)(11) - Undrawn	—	9/24/2019	9/30/2026	852	(6)	—
					1,633	(12)	—	—%
Wrike, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	12/31/2018	12/31/2024	1,388	(13)	—	—%
TDG Group Holding Company
Consumer Services	First lien (2)(10)(11) - Undrawn	—	5/22/2018	5/31/2024	3,152	(16)	—	—%
Integral Ad Science, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	7/19/2018	7/19/2023	1,807	(18)	—	—%
Finalsite Holdings, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	—	—%
ConnectWise, LLC
Software	First lien (3)(10)(11) - Undrawn	—	11/26/2019	2/28/2025	3,186	(20)	—	—%
Bluefin Holding, LLC
Software	First lien (3)(10)(11) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	—	—%
GC Waves Holdings, Inc.**
Business Services	First lien (3)(10)(11) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	—	—%
Integro Parent Inc.
Business Services	First lien (3)(10)(11) - Undrawn	—	6/8/2018	4/30/2022	6,743	(34)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	8/7/2019	5/24/2024	5,485	(34)	—	—%
Apptio, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	1/10/2019	1/10/2025	2,066	(41)	—	—%
Salient CRGT Inc.
Federal Services	First lien (3)(10)(11) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(10)(11) - Undrawn	—	7/2/2015	7/2/2021	44	—	(1)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ministry Brands, LLC
Software	First lien (3)(10)(11) - Undrawn	—	12/7/2016	12/2/2022	$1,000	$(5)	$(5)	(0.00)%
Instructure, Inc.
Software	First lien (3)(10)(11) - Undrawn	—	3/24/2020	3/24/2026	2,036	(13)	(13)	(0.00)%
Total Unfunded Debt Investments - United States					$66,205	$(865)	$(16)	(0.00)%
Total Unfunded Debt Investments					$66,205	$(865)	$(16)	(0.00)%
Total Non-Controlled/Non-Affiliated Investments						$2,281,184	$2,249,615	181.88%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Permian Holdco 1, Inc.
Energy	Preferred shares (3)(10)(17)(26)	—	10/31/2016	—	1,366,452	$5,714	$—
	Ordinary shares (3)(10)	—	10/31/2016	—	1,366,452	1,350	—
						7,064	—	—%
Total Shares - United States						$94,721	$87,411	7.07%
Total Non-Controlled/Affiliated Investments						$115,543	$103,012	8.33%
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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	$7,345	$12,302	0.99%
Total Shares - Canada						$7,345	$12,302	0.99%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(10)	—	5/4/2018	—	—	$120,000	$120,000	9.70%
NMFC Senior Loan Program II LLC**
Investment Fund	Membership interest (3)(10)	—	5/3/2016	—	—	79,400	79,400	6.42%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	54,447	67,132	5.43%
New Benevis Topco, LLC (25)
Healthcare Services	Ordinary shares (2)(10)	—	10/6/2020	—	269,027	27,154	30,319
	Ordinary shares (8)(10)	—	10/6/2020	—	66,007	6,662	7,439
	Ordinary shares (3)(10)	—	10/6/2020	—	60,068	6,105	6,770
						39,921	44,528	3.60%
NM GLCR LP
Net Lease	Membership interest (7)(10)	—	2/1/2018	—	—	14,750	29,130	2.36%
NMFC Senior Loan Program I LLC**
Investment Fund	Membership interest (3)(10)	—	6/13/2014	—	—	23,000	23,000	1.86%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(10)(20)	—	8/17/2018	—	10,446,415	10,446	7,794
	Preferred shares (3)(10)(20)	—	8/29/2019	—	6,208,794	6,209	5,466
	Preferred shares (3)(10)(19)(26)	—	6/30/2017	—	18,887,620	18,888	7,634
	Preferred shares (2)(10)(18)(26)	—	1/13/2015	—	29,326,545	26,946	—
	Preferred shares (3)(10)(18)(26)	—	1/13/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(10)	—	1/13/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(10)	—	1/13/2015	—	1,993,749	532	—
						72,393	20,894	1.69%
NM CLFX LP
Net Lease	Membership interest (7)(10)	—	10/6/2017	—	—	12,538	14,885	1.20%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(10)	—	10/30/2020	—	—	11,155	11,000	0.89%
NM APP US LLC
Net Lease	Membership interest (7)(10)	—	9/13/2016	—	—	5,080	7,410	0.60%
NM DRVT LLC
Net Lease	Membership interest (7)(10)	—	11/18/2016	—	—	5,152	7,084	0.57%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2020
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (12)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

NM YI, LLC
Net Lease	Membership interest (7)(10)	—	9/30/2019	—	—	$6,272	$6,852	0.55%
NHME Holdings Corp. (21)
Healthcare Services	Ordinary shares (3)(10)	—	11/27/2018	—	640,000	4,000	4,000	0.32%
NM JRA LLC
Net Lease	Membership interest (7)(10)	—	8/12/2016	—	—	2,043	3,830	0.31%
NM KRLN LLC
Net Lease	Membership interest (7)(10)	—	11/15/2016	—	—	8,581	1,501	0.12%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(10)	—	6/20/2018	—	—	583	703	0.06%
Total Shares - United States						$459,315	$441,349	35.68%
Total Shares						$466,660	$453,651	36.67%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants(3)(10)	—	12/16/2020	2/20/2025	10,976	$—	$15,888	1.29%
NHME Holdings Corp. (21)
Healthcare Services	Warrants (3)(10)	—	11/27/2018	—	160,000	1,000	1,000	0.08%
Total Warrants - United States						$1,000	$16,888	1.37%
Total Funded Investments						$600,942	$600,875	48.58%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(10)(11) - Undrawn	—	10/30/2020	12/31/2024	$6,921	$—	$—	—%
Total Unfunded Debt Investments - United States					$6,921	$—	$—	—%
Total Controlled Investments						$600,942	$600,875	48.58%
Total Investments						$2,997,669	$2,953,502	238.79%

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020, 16.2% of the Company’s total investments were non-qualifying assets.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2021
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
    New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through March 31, 2021, NMFC raised approximately $893,183 in net proceeds from additional offerings of its common stock.
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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID"), NMF YP Holdings Inc. ("NMF YP") and NMF Permian Holdings LLC ("NMF Permian"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates its tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
    New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to ‘‘triple net’’ leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA-eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2021, the Company’s top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP and NMF Permian and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021.
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
    New Mountain Net Lease Corporation
    NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2021.

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

Below is certain summarized property information for NMNLC as of March 31, 2021:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2021
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$102,635
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	29,463
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	14,896
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	12,488
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	7,525
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,194
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	6,866
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,861
NM KRLN LLC	None	N/A	MD	95	717
					$185,645
    Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2021 and December 31, 2020, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $21,422 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2021 and December 31, 2020.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2021 and March 31, 2020, the Company recognized PIK and non-cash interest from investments of $5,838 and $3,490, respectively, and PIK and non-cash dividends from investments of $5,187 and $1,544, respectively.
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
For the three months ended March 31, 2021 and March 31, 2020, the Company recognized a total income tax (provision) benefit of approximately $(116) and $898, respectively, for the Company’s consolidated subsidiaries. For the three months ended March 31, 2021 and March 31, 2020, the Company recorded current income tax expense of approximately $1 and $0, respectively, and deferred income tax (provision) benefit of approximately ($115) and $898, respectively.
As of March 31, 2021 and December 31, 2020, the Company had ($14) and $101, respectively, of deferred tax (liabilities) assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.

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
The Company applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders’ accounts is equal to or greater than 110.0% of the last determined net asset value of the shares, the Company will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of the Company’s common stock on the NASDAQ Global Select Market (the “NASDAQ”) on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NASDAQ or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2020, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2021 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three months ended March 31, 2021 and March 31, 2020, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the Repurchase Program.
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
Note 3. Investments
At March 31, 2021, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,594,970	$1,576,600
Second lien	699,432	696,209
Subordinated	41,803	37,295
Equity and other	693,102	708,508
Total investments	$3,029,307	$3,018,612
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$860,577	$866,292
Business Services	698,935	648,235
Healthcare Services	498,062	497,886
Education	241,716	259,503
Investment Funds (includes investments in joint ventures)	232,400	232,400
Net Lease	151,211	185,645
Federal Services	64,193	65,223
Distribution & Logistics	65,630	61,032
Specialty Chemicals & Materials	61,901	57,747
Healthcare Information Technology	47,878	48,176
Industrial Services	36,494	36,652
Energy	45,173	35,947
Packaging	14,377	13,086
Business Products	10,760	10,788
Total investments	$3,029,307	$3,018,612

At December 31, 2020, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,601,438	$1,576,217
Second lien	699,263	692,828
Subordinated	46,407	36,939
Equity and other	650,561	647,518
Total investments	$2,997,669	$2,953,502
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$810,907	$815,109
Business Services	673,680	623,609
Healthcare Services	483,845	479,084
Education	236,922	238,034
Investment Funds (includes investments in joint ventures)	222,400	222,400
Net Lease	116,791	150,829
Federal Services	82,637	83,742
Consumer Services	78,231	78,538
Specialty Chemicals & Materials	62,037	61,651
Distribution & Logistics	65,589	57,878
Healthcare Information Technology	47,610	47,915
Industrial Services	36,581	36,744
Energy	55,309	34,112
Packaging	14,371	13,069
Business Products	10,759	10,788
Total investments	$2,997,669	$2,953,502

    During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of March 31, 2021, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $1,396 for the three months then ended. During the fourth quarter of 2020, the Company placed an aggregate principal amount of $9,668 of its investment in the senior preferred shares of UniTek on non-accrual status. As of March 31, 2021, the Company's senior preferred shares in UniTek, which were placed on non-accrual status, had an aggregate cost basis of $9,668, an aggregate fair value of approximately $3,976 and total unearned dividend income of approximately $452 for the three months then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of March 31, 2021, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $957, an aggregate fair value of $0 and total unearned interest income of $0 for the three months then ended.
    As of March 31, 2021, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $59,782 and $0, respectively. As of March 31, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $40,521. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2021.
As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $63,411 and $0, respectively. As of December 31, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $9,715. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2020.

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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of March 31, 2021 and December 31, 2020, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $10,354 and $10,354, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by the Company. SLP I was structured as a private investment fund, in which all of the investors were "qualified purchasers", as such term is defined in Section 2(a)(51) of the 1940 Act. Transfer of interests in SLP I are subject to restrictions and, as a result, interests are not readily marketable. SLP I operates under a limited liability company agreement (the “SLP I Agreement”) and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I invests in senior secured loans issued by companies within the Company’s core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I's re-investment period ended on August 31, 2020. As of this date, SLP I ceased new investment activity and any principal repayments from investments were used to repay SLP I's revolving credit facility. Due to the expiration of the investment period, a member of SLP I expressed an interest to withdraw from SLP I. Effective December 11, 2020, this member, with the consent of the other members of SLP I pursuant to the Withdrawal and Distribution Agreement dated as of December 11, 2020, fully withdrew as a member of SLP I through an in-kind distribution. Immediately following the effectiveness of the withdrawal, the remaining members of SLP I entered into the First Amended and Restated Limited Liability Company Agreement (the “Restated SLP I Agreement”), which among other matters, removed the Company as the managing member of SLP I and made other changes to its governance and management. Under the Restated SLP I Agreement, SLP I is managed and all investment decisions are made by a board of members, which has equal representation from all members of SLP I. No revisions were made to the term of SLP I or the reinvestment period end date.
As of March 31, 2021, SLP I had total investments with an aggregate fair value of approximately $125,861, debt outstanding of $88,567 and capital that had been called and funded of $43,000. As of December 31, 2020, SLP I had total investments with an aggregate fair value of approximately $124,659, debt outstanding of $188,867 and capital that had been called and funded of $43,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2021 and December 31, 2020.

Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
First lien investments (1)	$127,366	$127,660
Weighted average interest rate on first lien investments (2)	4.74%	4.85%
Number of portfolio companies in SLP I	34	34
Largest portfolio company investment (1)	$7,778	$7,797
Total of five largest portfolio company investments (1)	$34,847	$34,918

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP I's portfolio as of March 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.87% (L + 3.75%)	2/27/2025	$3,669	$3,692	$3,648
Advisor Group Holdings, Inc.	Consumer Services	4.61% (L + 4.50%)	7/31/2026	6,849	6,794	6,852
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	6,596	6,565	6,497
ASG Technologies Group, Inc.	Software	4.50% (L + 3.50%)	7/31/2024	651	649	643
BarBri, Inc.	Education	5.00% (L + 4.00%)	12/1/2023	5,980	5,965	5,920
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	130	130	130
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	629	627	629
Bracket Intermediate Holding Corp.	Healthcare Services	4.49% (L + 4.25%)	9/5/2025	4,508	4,493	4,502
Certara Holdco, Inc.	Healthcare Information Technology	3.70% (L + 3.50%)	8/15/2024	5,125	5,121	5,125
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	451	451	421
Cvent, Inc.	Software	3.90% (L + 3.75%)	11/29/2024	6,727	6,716	6,574
Dealer Tire, LLC	Distribution & Logistics	4.36% (L + 4.25%)	12/12/2025	3,424	3,417	3,434
Drilling Info Holdings, Inc.	Business Services	4.36% (L + 4.25%)	7/30/2025	6,088	6,070	5,996
Emerald 2 Limited	Business Services	3.61% (L + 3.50%)	7/10/2026	447	447	445
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	1,342	1,331	1,345
Fastlane Parent Company, Inc.	Distribution & Logistics	4.61% (L + 4.50%)	2/4/2026	1,359	1,339	1,359
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	6,675	6,660	6,383
Heartland Dental, LLC	Healthcare Services	3.61% (L + 3.50%)	4/30/2025	3,600	3,589	3,549
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	137	137	138
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,368	1,364	1,355
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	5,301	5,285	5,248
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	779	781	779
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,243	2,240	2,247
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,863	4,856	4,850
National Intergovernmental Purchasing Alliance Company	Business Services	3.95% (L + 3.75%)	5/23/2025	1,349	1,350	1,346
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,248	2,244	2,227
Premise Health Holding Corp.	Healthcare Services	3.70% (L + 3.50%)	7/10/2025	627	624	624
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	4,164	4,149	4,015
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,896	3,875	3,815
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	6,731	6,717	6,731
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,249	4,233	4,195
Wirepath LLC	Distribution & Logistics	4.20% (L + 4.00%)	8/5/2024	6,762	6,762	6,661
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	6,133	6,083	6,132
Wrench Group LLC	Consumer Services	4.20% (L + 4.00%)	4/30/2026	2,734	2,712	2,734
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	7,778	7,771	7,564
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	3.62% (L + 3.50%)	9/30/2026	1,754	1,739	1,748
Total Funded Investments				$127,366	$126,978	$125,861

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2021.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$3,678	$3,701	$3,649
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	6,866	6,809	6,836
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	6,614	6,578	6,531
ASG Technologies Group, Inc.	Software	4.50% (L + 3.50%)	7/31/2024	653	651	636
BarBri, Inc.	Education	5.00% (L + 4.00%)	12/1/2023	5,980	5,964	5,980
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	131	130	131
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	631	628	631
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	4,520	4,504	4,474
Certara Holdco, Inc.	Healthcare Information Technology	3.75% (L + 3.50%)	8/15/2024	5,138	5,134	5,145
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	452	452	423
Cvent, Inc.	Software	3.90% (L + 3.75%)	11/29/2024	6,745	6,732	6,479
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	3,433	3,426	3,419
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	6,103	6,084	5,925
Emerald 2 Limited	Business Services	3.50% (L + 3.25%)	7/10/2026	449	448	445
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	1,345	1,333	1,336
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	1,363	1,342	1,355
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	6,693	6,677	6,141
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	3,609	3,597	3,524
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	138	137	138
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,372	1,367	1,344
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	5,314	5,297	5,208
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	781	783	767
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,249	2,245	2,237
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,876	4,868	4,852
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	1,352	1,354	1,346
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,254	2,250	2,217
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	628	626	614
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	4,175	4,159	3,799
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,906	3,883	3,799
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	6,731	6,713	6,731
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,260	4,243	4,192
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	6,779	6,779	6,542
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	6,148	6,096	6,162
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	2,739	2,716	2,712
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	7,797	7,792	7,174
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	1,758	1,743	1,765
Total Funded Investments				$127,660	$127,241	$124,659

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

Below is certain summarized financial information for SLP I as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and March 31, 2020:

Selected Balance Sheet Information:	March 31, 2021	December 31, 2020
Investments at fair value (cost of $126,978 and $127,241, respectively)	$125,861	$124,659
Receivable from in-kind distributions	—	100,404
Receivable from unsettled securities sold	—	1,662
Cash and other assets	6,308	6,461
Total assets	$132,169	$233,186

Credit facility	$88,567	$188,867
Deferred financing costs	(233)	(296)
Distribution payable	1,075	2,538
Other liabilities	689	1,364
Total liabilities	90,098	192,473

Members' capital	$42,071	$40,713
Total liabilities and members' capital	$132,169	$233,186

Selected Statement of Operations	Three Months Ended
Information:	March 31, 2021	March 31, 2020
Interest income	$1,966	$5,122
Other income	11	39
Total investment income	1,977	5,161

Interest and other financing expenses	471	1,954
Other expenses	539	398
Total expenses	1,010	2,352
Less: expenses waived and reimbursed	—	(56)
Net expenses	1,010	2,296
Net investment income	967	2,865

Net realized gains on investments	1	45
Net change in unrealized appreciation (depreciation) of investments	1,465	(39,060)
Net increase (decrease) in members' capital	$2,433	$(36,150)

Pursuant to the Restated SLP I Agreement, the Company is no longer entitled to, and SLP I no longer pays management fees for investment management services provided to SLP I. For the three months ended March 31, 2021 and March 31, 2020, the Company earned approximately $0 and $267, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2021 and December 31, 2020, approximately $0 and $117, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2021 and March 31, 2020, the Company earned approximately $575 and $720, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2021 and December 31, 2020, approximately $575 and $657, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
The Company has determined that SLP I is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation ("ASC 810"), concludes that in an investment fund where all members have equal decision making authority, it is not appropriate for one member to consolidate since neither has control. Accordingly, the Company does not consolidate SLP I.
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
    SLP II is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of March 31, 2021, the Company and SkyKnight have committed and contributed $79,400 and $20,600, respectively, of equity to SLP II. The Company’s investment in SLP II is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2021 and December 31, 2020.
    On April 12, 2016, SLP II entered into its revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% per annum. As of March 31, 2021 and December 31, 2020, SLP II had total investments with an aggregate fair value of approximately $250,917 and $271,149, respectively, and debt outstanding under its credit facility of $160,670 and $183,970, respectively. As of March 31, 2021 and December 31, 2020, none of SLP II's investments were on non-accrual.
Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
First lien investments (1)	$255,235	$279,678
Weighted average interest rate on first lien investments (2)	4.95%	5.07%
Number of portfolio companies in SLP II	30	32
Largest portfolio company investment (1)	$16,501	$16,481
Total of five largest portfolio company investments (1)	$75,392	$75,522

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP II's portfolio as of March 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:
Access CIG, LLC	Business Services	3.87% (L + 3.75%)	2/27/2025	$4,601	$4,587	$4,575
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,501	16,436	15,939
Advisor Group Holdings, Inc.	Consumer Services	4.61% (L + 4.50%)	7/31/2026	4,938	4,898	4,940
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	282	281	282
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,361	1,356	1,361
Bleriot US Bidco Inc.	Federal Services	4.20% (L + 4.00%)	10/30/2026	9,900	9,817	9,888
Brave Parent Holdings, Inc.	Software	4.11% (L + 4.00%)	4/18/2025	3,643	3,634	3,646
CentralSquare Technologies, LLC	Software	3.95% (L + 3.75%)	8/29/2025	14,663	14,638	14,069
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,021	2,014	1,890
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,561	10,531	9,874
Dealer Tire, LLC	Distribution & Logistics	4.36% (L + 4.25%)	12/12/2025	7,406	7,391	7,428
Drilling Info Holdings, Inc.	Business Services	4.36% (L + 4.25%)	7/30/2025	14,571	14,528	14,352
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	7,337	7,289	7,264
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,121	3,094	3,128
Fastlane Parent Company, Inc.	Distribution & Logistics	4.61% (L + 4.50%)	2/4/2026	3,430	3,380	3,428
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,438	14,404	13,806
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,400	4,363	4,432
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,211	5,185	5,028
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,860	1,859	1,842
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	7,206	7,201	7,134
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,550	11,521	11,550
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,760	2,753	2,765
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,068	2,064	2,062
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	869	867	866
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,003	11,983	11,969
Premise Health Holding Corp.	Healthcare Services	3.70% (L + 3.50%)	7/10/2025	1,355	1,350	1,346
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,386	12,349	11,942
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,021	3,004	2,958
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,663	14,616	14,678
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,478	12,451	12,478
Wirepath LLC	Distribution & Logistics	4.20% (L + 4.00%)	8/5/2024	14,625	14,625	14,406
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	5,404	5,361	5,404
Wrench Group LLC	Consumer Services	4.20% (L + 4.00%)	4/30/2026	5,913	5,866	5,913
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,611	14,604	14,209
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	3.62% (L + 3.50%)	9/30/2026	4,078	4,044	4,065
Total Funded Investments				$255,235	$254,344	$250,917

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2021.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP II.

    The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$4,613	$4,598	$4,577
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,481	16,410	15,612
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	283	282	283
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,365	1,359	1,365
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	1,341	1,329	1,341
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/30/2026	8,584	8,509	8,584
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	3,652	3,643	3,630
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,026	2,019	1,895
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,588	10,556	9,900
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	7,425	7,409	7,394
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	14,608	14,563	14,182
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,129	3,101	3,106
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,475	14,439	13,281
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,411	4,373	4,411
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	13,755	13,648	13,600
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,225	5,196	4,937
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,865	1,863	1,828
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	7,225	7,219	7,080
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,580	11,549	11,376
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,767	2,760	2,753
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,073	2,069	2,063
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,034	12,011	11,975
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,133	10,105	10,158
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	1,358	1,354	1,328
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,418	12,379	11,300
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,028	3,011	2,945
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,478	12,445	12,478
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	14,663	14,663	14,149
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	5,418	5,372	5,431
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	5,924	5,875	5,865
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,649	14,641	13,477
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	4,088	4,053	4,105
Total Funded Investments				$279,678	$278,595	$271,149

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

    Below is certain summarized financial information for SLP II as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and March 31, 2020:

Selected Balance Sheet Information:	March 31, 2021	December 31, 2020
Investments at fair value (cost of $254,344 and $278,595, respectively)	$250,917	$271,149
Cash and other assets	9,724	8,759
Total assets	$260,641	$279,908

Credit facility	$160,670	$183,970
Deferred financing costs	(315)	(534)
Distribution payable	2,500	2,500
Other liabilities	904	1,058
Total liabilities	163,759	186,994

Members' capital	$96,882	$92,914
Total liabilities and members' capital	$260,641	$279,908

Selected Statement of Operations	Three Months Ended
Information:	March 31, 2021	March 31, 2020
Interest income	$3,534	$5,447
Other income	—	53
Total investment income	3,534	5,500

Interest and other financing expenses	980	2,145
Other expenses	107	132
Total expenses	1,087	2,277
Net investment income	2,447	3,223

Net realized gains on investments	2	56
Net change in unrealized appreciation (depreciation) of investments	4,019	(34,801)
Net increase (decrease) in members' capital	$6,468	$(31,522)
For the three months ended March 31, 2021 and March 31, 2020, the Company earned approximately $1,985 and $2,581, respectively, of dividend income related to SLP II, which is included in dividend income. As of March 31, 2021 and December 31, 2020, approximately $1,985 and $1,985, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
    The Company has determined that SLP II is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, ASC 810, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP II.

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
    SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2021, the Company and SkyKnight II have committed $140,000 and $35,000, respectively, of equity to SLP III. As of March 31, 2021, he Company and SkyKnight II have contributed $130,000 and $32,500, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2021 and December 31, 2020.
    On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of March 31, 2021 and December 31, 2020, SLP III had total investments with an aggregate fair value of approximately $666,648 and $609,961, respectively, and debt outstanding under its credit facility of $474,200 and $424,200, respectively. As of March 31, 2021 and December 31, 2020, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2021 and December 31, 2020, SLP III had unfunded commitments in the form of delayed draws of $15,093 and $7,838, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
First lien investments (1)	$686,095	$626,985
Weighted average interest rate on first lien investments (2)	4.57%	4.72%
Number of portfolio companies in SLP III	71	69
Largest portfolio company investment (1)	$23,668	$23,735
Total of five largest portfolio company investments (1)	$98,902	$99,159

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.87% (L + 3.75%)	2/27/2025	$865	$865	$860
Advisor Group Holdings, Inc.	Consumer Services	4.61% (L + 4.50%)	7/31/2026	9,875	9,835	9,880
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,885	5,841	5,797
AG Parent Holdings, LLC	Healthcare Services	5.11% (L + 5.00%)	7/31/2026	12,344	12,294	12,297
Ascensus Specialties LLC	Specialty Chemicals & Materials	4.87% (L + 4.75%)	9/24/2026	9,875	9,835	9,986
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.36% (L + 4.25%)	10/9/2026	5,940	5,891	5,918
Astra Acquisition Corp.	Software	5.50% (L + 4.75%)	3/1/2027	16,490	16,415	16,614
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.11% (L + 4.00%)	6/11/2026	10,842	10,756	10,801
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,604	19,527	19,604
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,064	4,046	4,064
Bleriot US Bidco Inc.	Federal Services	4.20% (L + 4.00%)	10/31/2026	4,950	4,907	4,944
Bluefin Holding, LLC	Software	4.11% (L + 4.00%)	9/4/2026	9,875	9,755	9,875
Bracket Intermediate Holding Corp.	Healthcare Services	4.49% (L + 4.25%)	9/5/2025	14,625	14,575	14,607
Brave Parent Holdings, Inc.	Software	4.11% (L + 4.00%)	4/18/2025	11,188	11,163	11,197
Cano Health, LLC	Healthcare Services	5.50% (L + 4.75%)	11/23/2027	6,291	6,231	6,298
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,037	6,935	7,077
CentralSquare Technologies, LLC	Software	3.95% (L + 3.75%)	8/29/2025	14,662	14,638	14,069
Certara Holdco, Inc.	Healthcare Information Technology	3.70% (L + 3.50%)	8/15/2024	1,242	1,245	1,242
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	975	975	912
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,819	5,790	5,833
Confluent Health, LLC	Healthcare Services	5.11% (L + 5.00%)	6/24/2026	4,387	4,345	4,387
Covenant Surgical Partners, Inc.	Healthcare Services	4.11% (L + 4.00%)	7/1/2026	9,851	9,774	9,642
CRCI Longhorn Holdings, Inc.	Business Services	3.61% (L + 3.50%)	8/8/2025	14,625	14,577	14,399
Dealer Tire, LLC	Distribution & Logistics	4.36% (L + 4.25%)	12/12/2025	9,875	9,855	9,904
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	16,842	16,797	16,737
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	6,201	6,170	6,174
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	500	500	498
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/25/2028	4,179	4,137	4,171
Drilling Info Holdings, Inc.	Business Services	4.36% (L + 4.25%)	7/30/2025	18,529	18,467	18,251
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,337	7,289	7,264
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	7,393	7,359	7,408
EyeCare Partners, LLC	Healthcare Services	3.86% (L + 3.75%)	2/18/2027	14,872	14,855	14,737
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,497	6,497	6,497
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,482	14,488	13,849
Heartland Dental, LLC	Healthcare Services	3.61% (L + 3.50%)	4/30/2025	18,493	18,434	18,228
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	18,394	18,231	18,526
Higginbotham Insurance Agency, Inc.	Financial Services	6.50% (L + 5.75%)	11/25/2026	7,187	7,136	7,331
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	16,085	16,070	16,004
Kestra Advisor Services Holdings A, Inc.	Business Services	4.36% (L + 4.25%)	6/3/2026	12,150	12,083	12,120
LI Group Holdings, Inc.	Software	4.50% (L + 3.75%)	3/11/2028	4,655	4,643	4,672
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	2,621	2,606	2,594
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	676	673	670
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	5.25% (L + 4.25%)	10/19/2027	4,114	4,075	4,132
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	6,129	6,062	6,129
MED ParentCo, LP	Healthcare Services	4.36% (L + 4.25%)	8/31/2026	10,246	10,169	10,172
MED ParentCo, LP	Healthcare Services	4.36% (L + 4.25%)	8/31/2026	2,570	2,548	2,551
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,490	4,481	4,478
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	869	867	866
National Intergovernmental Purchasing Alliance Company	Business Services	3.95% (L + 3.75%)	5/23/2025	8,679	8,676	8,657
Navex Topco, Inc.	Software	3.36% (L + 3.25%)	9/5/2025	18,162	18,038	18,048
Newport Group Holdings II, Inc.	Business Services	3.70% (L + 3.50%)	9/12/2025	4,875	4,859	4,851

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Orion Advisor Solutions, Inc.	Business Services	4.50% (L + 3.75%)	9/24/2027	$5,237	$5,188	$5,234
Outcomes Group Holdings, Inc.	Healthcare Services	3.45% (L + 3.25%)	10/24/2025	3,392	3,386	3,358
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,863	4,855	4,817
Peraton Corp.	Federal Services	4.50% (L + 3.75%)	2/1/2028	4,529	4,507	4,531
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	4.25% (L + 3.50%)	2/14/2025	4,506	4,506	4,502
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	7,979	7,901	7,994
Premise Health Holding Corp.	Healthcare Services	3.70% (L + 3.50%)	7/10/2025	13,550	13,505	13,465
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,798	9,763	9,447
Project Boost Purchaser, LLC	Business Services	5.00% (L + 4.25%)	6/1/2026	1,990	1,971	1,991
Project Ruby Ultimate Parent Corp. (Mediware)	Healthcare I.T.	4.00% (L + 3.25%)	3/10/2028	14,000	13,930	13,959
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,662	14,616	14,678
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	14,000	13,965	13,950
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,425	2,423	2,395
Sovos Brands Intermediate, Inc.	Food & Beverage	4.98% (L + 4.75%)	11/20/2025	3,582	3,573	3,600
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.45% (L + 4.25%)	7/30/2025	12,152	12,131	11,632
Storable, Inc	Software	3.75% (L + 3.25%)	2/26/2028	3,862	3,852	3,833
Symplr Software, Inc.(fka Caliper Software, Inc.)	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	16,000	15,854	16,072
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	15,000	14,891	14,888
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	7,635	7,618	7,568
Unified Women’s Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	9,975	9,900	10,008
Waystar Technologies, Inc.	Healthcare Services	4.11% (L + 4.00%)	10/22/2026	4,097	4,088	4,107
Wirepath LLC	Distribution & Logistics	4.20% (L + 4.00%)	8/5/2024	17,083	17,083	16,827
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	19,818	19,658	19,817
VT Topco, Inc.	Business Services	3.61% (L + 3.50%)	8/1/2025	2,788	2,788	2,754
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,666	9,660	9,400
Total Funded Investments				$671,002	$667,892	$666,649
Unfunded Investments - First lien
Cano Health, LLC	Healthcare Services	—	11/23/2021	$2,300	$(23)	$2
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(43)
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	3/31/2023	799	—	(3)
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2022	2,023	(15)	40
Peraton Corp.	Federal Services	—	2/1/2028	7,971	(40)	3
Total Unfunded Investments				$15,093	$(98)	$(1)
Total Investments				$686,095	$667,794	$666,648

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2021.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP III.

    The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$868	$868	$861
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,901	5,850	5,827
AG Parent Holdings, LLC	Healthcare Services	5.15% (L + 5.00%)	7/31/2026	12,375	12,323	12,251
Ascensus Specialties LLC	Specialty Chemicals & Materials	4.90% (L + 4.75%)	9/24/2026	9,900	9,858	9,931
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.40% (L + 4.25%)	10/9/2026	5,955	5,904	5,900
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,490	11,412	11,605
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.15% (L + 4.00%)	6/11/2026	10,869	10,780	10,801
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,654	19,573	19,654
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,081	4,062	4,081
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	4,292	4,254	4,292
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	671	665	671
Bluefin Holding, LLC	Software	4.15% (L + 4.00%)	9/4/2026	9,900	9,775	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	14,663	14,610	14,516
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	11,217	11,190	11,147
Cano Health, LLC	Healthcare Services	5.50% (L + 4.75%)	11/23/2027	6,308	6,244	6,244
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,038	6,932	6,967
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
Certara Holdco, Inc.	Healthcare I.T.	3.75% (L + 3.50%)	8/15/2024	1,246	1,248	1,247
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	977	977	914
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,833	5,804	5,833
Confluent Health, LLC	Healthcare Services	5.15% (L + 5.00%)	6/24/2026	4,398	4,354	4,348
Covenant Surgical Partners, Inc.	Healthcare Services	4.15% (L + 4.00%)	7/1/2026	9,876	9,795	9,678
CRCI Longhorn Holdings, Inc.	Business Services	3.65% (L + 3.50%)	8/8/2025	14,663	14,611	14,498
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	9,900	9,879	9,859
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,636	14,611	14,421
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	18,576	18,511	18,035
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,911	3,876	3,883
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	12,071	12,057	11,796
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	2,838	2,834	2,773
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,513	6,513	6,513
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,520	14,527	13,322
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	18,540	18,478	18,104
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	18,440	18,270	18,440
Higginbotham Insurance Agency, Inc.	Financial Services	6.50% (L + 5.75%)	11/25/2026	7,187	7,134	7,331
Idera, Inc.	Software	5.00% (L + 4.00%)	6/28/2024	9,435	9,406	9,435
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	983	975	971
Kestra Advisor Services Holdings A, Inc.	Business Services	4.40% (L + 4.25%)	6/3/2026	9,381	9,318	9,241
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	2,627	2,612	2,575
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	678	674	665
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	5.25% (L + 4.25%)	10/19/2027	4,125	4,085	4,148
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	4,729	4,725	4,645
Mavis Tire Express Services Corp.	Retail	5.00% (L + 4.00%)	3/20/2025	4,828	4,733	4,846
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	10,272	10,191	10,148
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	2,576	2,554	2,545
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,502	4,492	4,480
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	8,701	8,698	8,658
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.43% (L + 4.25%)	3/9/2026	8,887	8,887	8,897

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.51% (L + 4.25%)	3/9/2026	$398	$398	$398
Navex Topco, Inc.	Software	3.40% (L + 3.25%)	9/5/2025	18,208	18,079	17,929
Navicure, Inc.	Healthcare Services	4.75% (L + 4.00%)	10/22/2026	4,107	4,097	4,110
Newport Group Holdings II, Inc.	Business Services	3.75% (L + 3.50%)	9/12/2025	4,888	4,870	4,851
Orion Advisor Solutions, Inc.	Business Services	5.00% (L + 4.00%)	9/24/2027	5,237	5,186	5,260
Outcomes Group Holdings, Inc.	Healthcare Services	3.50% (L + 3.25%)	10/24/2025	3,400	3,394	3,349
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,875	4,867	4,796
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	15,272	15,225	15,310
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	6,484	6,419	6,496
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	13,583	13,538	13,279
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,822	9,786	8,939
Project Boost Purchaser, LLC	Business Services	5.00% (L + 4.25%)	6/1/2026	1,995	1,975	2,002
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Ryan Specialty Group, LLC	Business Services	4.00% (L + 3.25%)	9/1/2027	3,491	3,441	3,491
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,431	2,429	2,393
Sovos Brands Intermediate, Inc.	Food & Beverage	4.96% (L + 4.75%)	11/20/2025	3,591	3,582	3,609
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.50% (L + 4.25%)	7/30/2025	12,183	12,161	11,665
Symplr Software, Inc.(fka Caliper Software, Inc.)	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	10,000	9,850	9,913
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	15,000	14,888	14,888
TIBCO Software Inc.	Software	3.90% (L + 3.75%)	6/30/2026	7,654	7,637	7,572
Unified Women’s Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	10,000	9,923	9,975
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	17,127	17,127	16,527
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	19,868	19,701	19,914
VT Topco, Inc.	Business Services	3.65% (L + 3.50%)	8/1/2025	2,795	2,795	2,763
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,691	9,685	8,915
Total Funded Investments				$619,147	$615,974	$609,981
Unfunded Investments - First lien
Cano Health, LLC	Healthcare Services	—	11/23/2021	$2,300	$(23)	$(23)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(40)
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2022	2,023	(15)	40
Planview Parent, Inc.	Software	—	3/31/2021	1,515	—	3
Total Unfunded Investments				$7,838	$(58)	$(20)
Total Investments				$626,985	$615,916	$609,961

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

    Below is certain summarized financial information for SLP III as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and March 31, 2020:

Selected Balance Sheet Information:	March 31, 2021	December 31, 2020
Investments at fair value (cost of $667,794 and $615,916)	$666,648	$609,961
Cash and other assets	20,507	10,176
Receivable from unsettled securities sold	4,828	—
Total assets	$691,983	$620,137

Credit facility	$474,200	$424,200
Deferred financing costs	(2,210)	(2,471)
Payable for unsettled securities purchased	50,333	47,192
Distribution payable	5,658	3,800
Other liabilities	2,505	2,501
Total liabilities	530,486	475,222

Members' capital	$161,497	$144,915
Total liabilities and members' capital	$691,983	$620,137

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2021	March 31, 2020
Interest income	$7,371	$7,407
Other income	103	181
Total investment income	7,474	7,588

Interest and other financing expenses	2,584	3,696
Other expenses	171	157
Total expenses	2,755	3,853
Net investment income	4,719	3,735

Net realized gains (losses) on investments	212	(2)
Net change in unrealized appreciation (depreciation) of investments	4,809	(63,348)
Net increase (decrease) in members' capital	$9,740	$(59,615)
For the three months ended March 31, 2021 and March 31, 2020, the Company earned approximately $4,527 and $2,874, respectively, of dividend income related to SLP III, which is included in dividend income. As of March 31, 2021 and December 31, 2020, approximately $4,527 and $3,040, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
    In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of March 31, 2021, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).

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
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population have been vaccinated, and it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,576,600	$—	$76,750	$1,499,850
Second lien	696,209	—	301,291	394,918
Subordinated	37,295	—	—	37,295
Equity and other	708,508	—	—	708,508
Total investments	$3,018,612	$—	$378,041	$2,640,571

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$1,576,217	$—	$92,850	$1,483,367
Second lien	692,828	—	122,795	570,033
Subordinated	36,939	—	—	36,939
Equity and other	647,518	—	—	647,518
Total investments	$2,953,502	$—	$215,645	$2,737,857

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2020	$2,737,857	$1,483,367	$570,033	$36,939	$647,518
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(12,070)	142	2	(5,150)	(7,064)
Net change in unrealized appreciation	34,754	7,803	3,442	5,061	18,448
Purchases, including capitalized PIK and revolver fundings	221,870	125,397	46,422	445	49,606
Proceeds from sales and paydowns of investments	(184,933)	(111,415)	(73,518)	—	—
Transfers into Level III	33,442	26,782	6,660	—	—
Transfers out of Level III(1)	(190,349)	(32,226)	(158,123)	—	—
Fair Value, March 31, 2021	$2,640,571	$1,499,850	$394,918	$37,295	$708,508
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$21,562	$7,027	$3,240	$(89)	$11,384

(1)As of March 31, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

    The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2020:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2019	$2,506,741	$1,538,423	$419,391	$45,904	$503,023
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(102)	(185)	—	—	83
Net change in unrealized depreciation	(181,399)	(86,236)	(31,724)	(4,888)	(58,551)
Purchases, including capitalized PIK and revolver fundings	220,476	195,654	10,497	1,036	13,289
Proceeds from sales and paydowns of investments	(97,561)	(57,470)	(40,091)	—	—
Transfers into Level III(1)	434,918	148,869	286,049	—	—
Transfers out of Level III(1)	(14,924)	—	(14,924)	—	—
Fair Value, March 31, 2020	$2,868,149	$1,739,055	$629,198	$42,052	$457,844
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(181,745)	$(86,312)	$(31,994)	$(4,888)	$(58,551)

(1)As of March 31, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2021 and March 31, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2021 and December 31, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2021 were as follows:

				Range
Type	Fair Value as of March 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,356,548	Market & income approach	EBITDA multiple	5.0x	35.0x	14.8x
			Revenue multiple	5.0x	11.0x	7.1x
			Discount rate	4.8%	18.4%	7.8%
	99,862	Market quote	Broker quote	N/A	N/A	N/A
	43,440	Other	N/A(1)	N/A	N/A	N/A
Second lien	279,853	Market & income approach	EBITDA multiple	7.5x	32.0x	15.0x
			Discount rate	6.2%	24.7%	10.3%
	94,803	Market quote	Broker quote	N/A	N/A	N/A
	20,262	Other	N/A(1)	N/A	N/A	N/A
Subordinated	37,295	Market & income approach	EBITDA multiple	8.0x	13.5x	10.0x
			Discount rate	11.5%	17.3%	13.6%
Equity and other	708,350	Market & income approach	EBITDA multiple	5.0x	19.5x	11.4x
			Discount rate	5.8%	35.2%	11.2%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,640,571

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
Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of March 31, 2021, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. See Note 7. Borrowings, for details. The carrying value of the SBA-guaranteed debentures, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes, the 2019A Unsecured Notes and the 2021A Unsecured Notes approximate fair value as of March 31, 2021 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the 2018 Convertible Notes as of March 31, 2021 was $210,819 which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of March 31, 2021 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014, as amended and restated on October 25, 2017. See Note 7. Borrowings for details. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser continued to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility. Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2022, the Investment Adviser has entered into a fee waiver agreement pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”) as opposed to the Company’s current base management fee of 1.75% on gross assets less the borrowings under the SLF Credit Facility and less cash and cash equivalents (the “Base Management Fee”). If, for any quarterly period during the term of the fee waiver agreement, the Reduced Base Management Fee would be greater than the Base Management Fee calculated under the terms of the Investment Management Agreement, the Investment Adviser shall only be entitled to the lesser of those two amounts. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2021 and March 31, 2020, management fees waived were approximately $3,637 and $3,543, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of March 31, 2021), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
•100.0% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of the Company’s Pre-

Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up”. The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Management fee	$13,420	$13,858
Less: management fee waiver	(3,637)	(3,543)
Total management fee	9,783	10,315
Incentive fee, excluding accrued capital gains incentive fees	$7,248	$7,826
Accrued capital gains incentive fees(1)	$—	$—

(1)As of March 31, 2021 and March 31, 2020, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2021 and March 31, 2020, approximately $754 and $655, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $0, respectively, were waived by the Administrator. As of March 31, 2021 and December 31, 2020, approximately $1,491 and $738, respectively, of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2021 and March 31, 2020, the reimbursement to the Administrator represented approximately 0.02% and 0.02%, respectively, of the Company's gross assets.
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

Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2021, the Company’s asset coverage ratio was 184.6%.
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
As of March 31, 2021, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $745,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$2,714	$5,421
Non-usage fee	$363	$212
Amortization of financing costs	$503	$329
Weighted average interest rate	2.4%	3.5%
Effective interest rate	3.2%	3.8%
Average debt outstanding	$450,163	$629,542
As of March 31, 2021 and December 31, 2020, the outstanding balance on the Holdings Credit Facility was $450,163 and $450,163, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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

As of March 31, 2021, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$685	$1,940
Non-usage fee	$79	$—
Amortization of financing costs	$34	$34
Weighted average interest rate	2.7%	4.1%
Effective interest rate	3.1%	4.2%
Average debt outstanding	$104,456	$188,500
As of March 31, 2021 and December 31, 2020, the outstanding balance on the NMFC Credit Facility was $107,000 and $165,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of March 31, 2021, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three months ended March 31, 2021 and March 31, 2020, amortization of financing costs were $3 and $0, respectively.
    DB Credit Facility—The Loan Financing and Servicing Agreement (the "DB Credit Facility") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian, is structured as a secured revolving credit facility and the maturity date is March 25, 2026.
    As of March 31, 2021, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
    The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to March 25, 2021, the Applicable Margin was equal to 2.60% during the Revolving Period and then increases by 0.20% during an Event of Default. Effective March 25, 2021, the Applicable Margin is equal to 2.35% during the Revolving Period and then increases by 0.20% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. The Company is also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the Loan Financing and Servicing Agreement) and a facility agent fee of 0.25% per annum on the total facility amount.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense(1)	$1,659	$2,641
Non-usage fee(1)	$77	$57
Amortization of financing costs	$166	$159
Weighted average interest rate	3.1%	4.5%
Effective interest rate	3.5%	4.9%
Average debt outstanding	$218,556	$235,055

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the DB Credit Facility was $201,000 and $244,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
    NMNLC Credit Facilities—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, by and between NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by the Company and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.
The NMNLC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement). For the three months ended March 31, 2020, interest expense, non-usage fees and amortization of financing costs were $0, $11 and $11, respectively.
The Credit Agreement (together with the related guarantee and security agreement, "the NMNLC Credit Facility II"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender, is structured as a senior secured revolving credit facility and matures on February 25, 2022. The NMNLC Credit Facility II is guaranteed by the Company and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of March 31, 2021, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $10,000.
The NMNLC Credit Facility II bears interest at a rate of LIBOR plus 2.75% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the Credit Agreement). For the three months ended March 31, 2021, interest expense, non-usage fees and amortization of financing costs were $0, $0 and $8, respectively. As of March 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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
The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes as of March 31, 2021:

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at March 31, 2021	10.0%
Conversion rate at March 31, 2021(1)(2)	65.8762
Conversion price at March 31, 2021(2)(3)	$15.18
Last conversion price calculation date	August 20, 2020

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at March 31, 2021 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 Convertible Notes for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$2,893	$2,893
Amortization of financing costs	$97	$99
Amortization of premium	$(26)	$(26)
Weighted average interest rate	5.8%	5.8%
Effective interest rate	5.9%	5.9%
Average debt outstanding	$201,250	$201,250
As of March 31, 2021 and December 31, 2020, the outstanding balance on the 2018 Convertible Notes was $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
Unsecured Notes—On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, the Company repaid all $90,000 in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA. On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA. The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2019. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2019. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, commencing on July 29, 2021. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
On September 25, 2018, the Company closed a registered public offering of $50,000 in aggregate principal amount of five-year unsecured notes that mature on October 1, 2023 (the "5.75% Unsecured Notes" and together with the 2016 Unsecured

Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes and the 2021A Unsecured Notes, the "Unsecured Notes") pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, the Company issued an additional $1,750 aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
On March 8, 2021, the Company redeemed $51,750 in aggregate principal amount of the 5.75% Unsecured Notes at a redemption price of 100% plus accrued and unpaid interest.
The 5.75% Unsecured Notes bore interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year, which commenced on January 1, 2019. The 5.75% Unsecured Notes were listed on the New York Stock Exchange and traded under the trading symbol “NMFX” until September 13, 2020. On September 14, 2020, the 5.75% Unsecured Notes began trading on the NASDAQ under the ticker symbol "NMFCL", until redeemed on March 8, 2021.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$6,527	$5,960
Amortization of financing costs	$1,256	$317
Weighted average interest rate	4.9%	5.3%
Effective interest rate	5.9%	5.6%
Average debt outstanding	$532,228	$453,250
As of March 31, 2021 and December 31, 2020, the outstanding balance on the Unsecured Notes was $511,500 and $453,250, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of March 31, 2021 and December 31, 2020, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of March 31, 2021 and December 31, 2020, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2021:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$1,998	$1,823
Amortization of financing costs	$247	$202
Weighted average interest rate	2.7%	3.0%
Effective interest rate	3.0%	3.4%
Average debt outstanding	$300,000	$243,099
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2021 and December 31, 2020, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 8. Regulation
The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2021, the Company had unfunded commitments on revolving credit facilities of $59,782, no outstanding bridge financing commitments and other future funding commitments of $40,521. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $63,411, no outstanding bridge financing commitments and other future funding commitments of $9,715. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of March 31, 2021 and revolver borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver as of December 31, 2020. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $44,918, respectively, which could require funding in the future.
As of March 31, 2021, the Company had unfunded commitments related to an equity investment in SLP III of $10,000, which may be funded at the Company's discretion.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The net asset value of the Company experienced a significant reduction from the period of March 31, 2020 through December 31, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets. As of March 31, 2021, the net asset value of the Company has experienced a recovery from that of March 31, 2020.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the outbreak, how quickly vaccines will continue to be distributed nationwide and globally, whether a "herd immunitey" will be achieved, whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely and the impact of the COVID-19 pandemic on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on the its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2021:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized (Depreciation)	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Losses	Appreciation	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2020	96,827,342	$968	$1,269,671	$105,981	$(88,250)	$(66,495)	$1,221,875	$15,014	$1,236,889
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(301)	(29,349)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	3,403	3,403
Net increase (decrease) in net assets resulting from operations	—	—	—	28,668	(10,496)	33,318	51,490	365	51,855
Net assets at March 31, 2021	96,827,342	$968	$1,269,671	$105,601	$(98,746)	$(33,177)	$1,244,317	$18,481	$1,262,798
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2020:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2019	96,827,342	$968	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468	$—	$1,283,468
Distributions declared	—	—	—	(32,921)	—	—	(32,921)	—	(32,921)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	11,315	11,315
Net increase (decrease) in net assets resulting from operations	—	—	—	31,305	114	(203,776)	(172,357)	(65)	(172,422)
Net assets at March 31, 2020	96,827,342	$968	$1,287,853	$89,717	$(85,334)	$(215,014)	$1,078,190	$11,250	$1,089,440

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase (decrease) in the Company’s net assets per share resulting from operations for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Earnings (loss) per share—basic
Numerator for basic earnings (loss) per share:	$51,490	$(172,357)
Denominator for basic weighted average share:	96,827,342	96,827,342
Basic earnings (loss) per share:	$0.53	$(1.78)
Earnings (loss) per share—diluted(1)
Numerator for increase (decrease) in net assets per share	$51,490	$(172,357)
Adjustment for interest on Convertible Notes and incentive fees, net	2,314	2,314
Numerator for diluted earnings (loss) per share:	$53,804	$(170,043)
Denominator for basic weighted average share	96,827,342	96,827,342
Adjustment for dilutive effect of Convertible Notes	13,257,585	13,257,585
Denominator for diluted weighted average share	110,084,927	110,084,927
Diluted earnings (loss) per share:	$0.49	$(1.78)

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2020, there was anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Per share data(1):
Net asset value, January 1, 2021 and January 1, 2020, respectively	$12.62	$13.26
Net investment income	0.30	0.32
Net realized and unrealized gains (losses)	0.23	(2.10)
Total net increase (decrease)	0.53	(1.78)
Distributions declared to stockholders from net investment income	(0.30)	(0.34)
Net asset value, March 31, 2021 and March 31, 2020, respectively	$12.85	$11.14
Per share market value, March 31, 2021 and March 31, 2020, respectively	$12.40	$6.80
Total return based on market value(2)	11.74%	(48.02)%
Total return based on net asset value(3)	4.21%	(13.46)%
Shares outstanding at end of period	96,827,342	96,827,342
Average weighted shares outstanding for the period	96,827,342	96,827,342
Average net assets for the period	$1,222,125	$1,281,212
Ratio to average net assets:
Net investment income	9.62%	9.83%
Total expenses, before waivers/reimbursements	14.05%	14.54%
Total expenses, net of waivers/reimbursements	12.85%	13.43%
Average debt outstanding—Unsecured Notes	$532,228	$453,250
Average debt outstanding—Holdings Credit Facility	450,163	629,542
Average debt outstanding—SBA-guaranteed debentures	300,000	243,099
Average debt outstanding—DB Credit Facility	218,556	235,055
Average debt outstanding—Convertible Notes	201,250	201,250
Average debt outstanding—NMFC Credit Facility	104,456	188,500
Asset coverage ratio(4)	184.58%	164.08%
Portfolio turnover	6.69%	5.66%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return does not reflect sales load.
(3)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(4)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2021.
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 14. Subsequent Events

On April 20, 2021, the Company entered into the Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”), which amended the Holdings Credit Facility. Pursuant to the Fifth Amendment, the revolving period was extended from September 30, 2021 to April 20, 2024. The Holdings Credit Facility continues to mature two years after the end of the revolving period. With the extension of the revolving period, the Holdings Credit Facility will now mature on April 20, 2026. As of the date of the Fifth Amendment, the aggregate commitments of the lenders to the Holding Credit Facility equaled $730,000.
The Fifth Amendment made a number of other modifications, including, but not limited to, the following. The applicable spread used to determine the per annum interest rate payable under the Holdings Credit Facility was modified to be the higher of (a) 1.85% (reduced from 2.25%) and (b) the pro rata portion of the facility secured by assets that are First Lien Loans that are also Broadly Syndicated Loans (as each such term is defined under the Holdings Credit Facility) multiplied by 1.60% (reduced from 2.00%), plus the pro rata portion of the facility secured by assets that are not First Lien Loans that are Broadly Syndicated Loans multiplied by 2.10% (reduced from 2.50%). The Fifth Amendment also modified the applicable spread that would be effective during an Event of Default or a Curable BDC Asset Coverage Event (as each such term is defined under the Holdings Credit Facility) by reducing such applicable spread from 3.75% to 3.25%.
On May 5, 2021, NMFC and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") entered into a limited liability company agreement to establish a joint venture, NMFC Senior Loan Program IV LLC ("SLP IV"). NMFC and SkyKnight Alpha have transferred and contributed 100% of their membership interest in SLP I and SLP II to SLP IV, pursuant to contribution agreements. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. All investment decisions must be unanimously approved by the investment committee of SLP IV, which has equal representations from NMFC and SkyKnight Alpha. On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum.
On May 4, 2021, the Company and the Investment Adviser entered into a Fee Waiver Agreement (the “Fee Wavier Agreement”). Pursuant to the Fee Waiver Agreement, the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by the Company under the Investment Management Agreement. Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2022, the Investment Adviser agreed to waive a portion of the base management fee payable under the Investment Management Agreement such that the base management fee payable would not exceed 1.25% of the Company’s gross assets (the “Reduced Base Management Fee”). If, for any quarterly period during the term of the Fee Wavier Agreement, the Reduced Base Management Fee would be greater than the base management fee calculated under the terms of the Investment Management Agreement, the Investment Adviser shall only be entitled to the lesser of those two amounts.

On April 30, 2021, the Company’s board of directors declared a second quarter 2021 distribution of $0.30 per share payable on June 30, 2021 to holders of record as of June 16, 2021.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”) including the consolidated schedule of investments, as of March 31, 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2020, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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

May 5, 2021

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related and other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2020 and in this quarterly report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2020 and in this quarterly report on Form 10-Q.
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
Overview
    We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through March 31, 2021, we raised approximately $893.2 million in net proceeds from additional offerings of our common stock.
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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID") NMF YP Holdings Inc. ("NMF YP") and NMF Permian Holdings LLC ("NMF Permian"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
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
    Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2021, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of March 31, 2021, our net asset value was approximately $1,244.3 million and our portfolio had a fair value of approximately $3,018.6 million in 102 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 8.8% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 8.2%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.

Recent Developments
Holdings Credit Facility Amendment
On April 20, 2021, we entered into the Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”), which amended the Holdings Credit Facility. Pursuant to the Fifth Amendment, the revolving period was extended from September 30, 2021 to April 20, 2024. The Holdings Credit Facility continues to mature two years after the end of the revolving period. With the extension of the revolving period, the Holdings Credit Facility will now mature on April 20, 2026. As of the date of the Fifth Amendment, the aggregate commitments of the lenders to the Holding Credit Facility equaled $730.0 million.
The Fifth Amendment made a number of other modifications, including, but not limited to, the following. The applicable spread used to determine the per annum interest rate payable under the Holdings Credit Facility was modified to be the higher of (a) 1.85% (reduced from 2.25%) and (b) the pro rata portion of the facility secured by assets that are First Lien Loans that are also Broadly Syndicated Loans (as each such term is defined under the Holdings Credit Facility) multiplied by 1.60% (reduced from 2.00%), plus the pro rata portion of the facility secured by assets that are not First Lien Loans that are Broadly Syndicated Loans multiplied by 2.10% (reduced from 2.50%). The Fifth Amendment also modified the applicable spread that would be effective during an Event of Default or a Curable BDC Asset Coverage Event (as each such term is defined under the Holdings Credit Facility) by reducing such applicable spread from 3.75% to 3.25%.
NMFC Senior Loan Program IV LLC
On May 5, 2021, NMFC and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") entered into a limited liability company agreement to establish a joint venture, NMFC Senior Loan Program IV LLC ("SLP IV"). NMFC and SkyKnight Alpha have transferred and contributed 100% of their membership interest in SLP I and SLP II to SLP IV, pursuant to contribution agreements. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. All investment decisions must be unanimously approved by the investment committee of SLP IV, which has equal representations from NMFC and SkyKnight Alpha. On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum.
Management Fee Waiver
On May 4, 2021, we and the Investment Adviser entered into a Fee Waiver Agreement (the “Fee Wavier Agreement”). Pursuant to the Fee Waiver Agreement, the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by us under the Investment Management Agreement. Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2022, the Investment Adviser agreed to waive a portion of the base management fee payable under the Investment Management Agreement such that the base management fee payable would not exceed 1.25% of our gross assets (the “Reduced Base Management Fee”). If, for any quarterly period during the term of the Fee Wavier Agreement, the Reduced Base Management Fee would be greater than the base management fee calculated under the terms of the Investment Management Agreement, the Investment Adviser shall only be entitled to the lesser of those two amounts.
Distributions
On April 30, 2021, our board of directors declared a second quarter 2021 distribution of $0.30 per share payable on June 30, 2021 to holders of record as of June 16, 2021.
We will, subject to extraordinary circumstances, pay quarterly distributions to our common stockholders of at least thirty cents ($0.30) per quarter over the next seven quarters beginning with the second quarter distribution to be paid on June 30, 2021 and ending in the fourth quarter of 2022, subject to any possible extensions. The declaration of any such future distributions will be subject to the availability of legally distributable funds and the discretion and approval of our board of directors. The Investment Adviser has informed us that, to the extent necessary, it will waive incentive fees payable to the Investment Adviser in the event that there is an insufficient amount of legally distributable funds available to us to make the thirty cent ($0.30) distributions through the periods described above.
COVID-19 Developments
    Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population have been vaccinated, and it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a significant reduction in our net asset value from the period of March 31, 2020 through December 31, 2020 as compared to its net asset value as of December 31, 2019. As of the three months ended March 31, 2021, our net asset value has experienced a recovery from that of the three months ended March 31, 2020. As of March 31, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of March 31, 2021. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Monitoring of Portfolio Investments”.
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
Basis of Accounting
    We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMFDB, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP and NMF Permian and our majority-owned consolidated subsidiary, NMNLC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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
    The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2021:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,576,600	$—	$76,750	$1,499,850
Second lien	696,209	—	301,291	394,918
Subordinated	37,295	—	—	37,295
Equity and other	708,508	—	—	708,508
Total investments	$3,018,612	$—	$378,041	$2,640,571
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

Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2021, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2021, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2021 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,356,548	Market & income approach	EBITDA multiple	5.0x	35.0x	14.8x
			Revenue multiple	5.0x	11.0x	7.1x
			Discount rate	4.8%	18.4%	7.8%
	99,862	Market quote	Broker quote	N/A	N/A	N/A
	43,440	Other	N/A(1)	N/A	N/A	N/A
Second lien	279,853	Market & income approach	EBITDA multiple	7.5x	32.0x	15.0x
			Discount rate	6.2%	24.7%	10.3%
	94,803	Market quote	Broker quote	N/A	N/A	N/A
	20,262	Other	N/A(1)	N/A	N/A	N/A
Subordinated	37,295	Market & income approach	EBITDA multiple	8.0x	13.5x	10.0x
			Discount rate	11.5%	17.3%	13.6%
Equity and other	708,350	Market & income approach	EBITDA multiple	5.0x	19.5x	11.4x
			Discount rate	5.8%	35.2%	11.2%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,640,571

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
    NMFC Senior Loan Program I LLC ("SLP I") was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I is a portfolio company held by us. SLP I was structured as a private investment fund, in which all of the investors were "qualified purchasers", as such term is defined in section 2(a)(51) of the 1940 Act. Transfer of interests in SLP I are subject to restrictions and, as a result, interests are not readily marketable. SLP I operates under a limited liability company agreement (the "SLP I Agreement") and will continue in existence until August 31, 2022, subject to earlier termination pursuant to certain terms of the SLP I Agreement. The term may be extended pursuant to certain terms of the SLP I Agreement. SLP I invests in senior secured loans issued by companies within our core industry verticals. These investments are typically broadly syndicated first lien loans.
SLP I's re-investment period ended on August 31, 2020. As of this date, the fund ceased new investment activity and any principal repayments from investments were used to repay SLP I's revolving credit facility. Due to the expiration of the investment period, a member expressed an interest to withdraw from the fund. Effective December 11, 2020, this member, with the consent of the other members pursuant to the Withdrawal and Distribution Agreement dated as of December 11, 2020, fully withdrew as a member of SLP I through an in-kind distribution. Immediately following the effectiveness of this withdrawal, the remaining members of SLP I entered into the First Amended and Restated Limited Liability Company Agreement (the “Restated SLP I Agreement”), which among other matters, removed us as the managing member of SLP I and made other changes to its governance and management. Under the Restated SLP I Agreement, SLP I is managed and all investment decisions are made by a board of members, which has equal representation from all investors. No revisions were made to the term of SLP I or the reinvestment period end date.
As of March 31, 2021, SLP I had total investments with an aggregate fair value of approximately $125.9 million, debt outstanding of $88.6 million and capital that had been called and funded of $43.0 million. As of December 31, 2020, SLP I had total investments with an aggregate fair value of approximately $124.7 million, debt outstanding of $188.9 million and capital that had been called and funded of $43.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of March 31, 2021 and December 31, 2020.
    Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
First lien investments (1)	$127,366	$127,660
Weighted average interest rate on first lien investments (2)	4.74%	4.85%
Number of portfolio companies in SLP I	34	34
Largest portfolio company investment (1)	$7,778	$7,797
Total of five largest portfolio company investments (1)	$34,847	$34,918

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP I's portfolio as of March 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.87% (L + 3.75%)	2/27/2025	$3,669	$3,692	$3,648
Advisor Group Holdings, Inc.	Consumer Services	4.61% (L + 4.50%)	7/31/2026	6,849	6,794	6,852
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	6,596	6,565	6,497
ASG Technologies Group, Inc.	Software	4.50% (L + 3.50%)	7/31/2024	651	649	643
BarBri, Inc.	Education	5.00% (L + 4.00%)	12/1/2023	5,980	5,965	5,920
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	130	130	130
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	629	627	629
Bracket Intermediate Holding Corp.	Healthcare Services	4.49% (L + 4.25%)	9/5/2025	4,508	4,493	4,502
Certara Holdco, Inc.	Healthcare Information Technology	3.70% (L + 3.50%)	8/15/2024	5,125	5,121	5,125
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	451	451	421
Cvent, Inc.	Software	3.90% (L + 3.75%)	11/29/2024	6,727	6,716	6,574
Dealer Tire, LLC	Distribution & Logistics	4.36% (L + 4.25%)	12/12/2025	3,424	3,417	3,434
Drilling Info Holdings, Inc.	Business Services	4.36% (L + 4.25%)	7/30/2025	6,088	6,070	5,996
Emerald 2 Limited	Business Services	3.61% (L + 3.50%)	7/10/2026	447	447	445
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	1,342	1,331	1,345
Fastlane Parent Company, Inc.	Distribution & Logistics	4.61% (L + 4.50%)	2/4/2026	1,359	1,339	1,359
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	6,675	6,660	6,383
Heartland Dental, LLC	Healthcare Services	3.61% (L + 3.50%)	4/30/2025	3,600	3,589	3,549
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	137	137	138
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,368	1,364	1,355
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	5,301	5,285	5,248
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	779	781	779
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,243	2,240	2,247
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,863	4,856	4,850
National Intergovernmental Purchasing Alliance Company	Business Services	3.95% (L + 3.75%)	5/23/2025	1,349	1,350	1,346
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,248	2,244	2,227
Premise Health Holding Corp.	Healthcare Services	3.70% (L + 3.50%)	7/10/2025	627	624	624
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	4,164	4,149	4,015
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,896	3,875	3,815
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	6,731	6,717	6,731
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,249	4,233	4,195
Wirepath LLC	Distribution & Logistics	4.20% (L + 4.00%)	8/5/2024	6,762	6,762	6,661
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	6,133	6,083	6,132
Wrench Group LLC	Consumer Services	4.20% (L + 4.00%)	4/30/2026	2,734	2,712	2,734
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	7,778	7,771	7,564
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	3.62% (L + 3.50%)	9/30/2026	1,754	1,739	1,748
Total Funded Investments				$127,366	$126,978	$125,861

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2021.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). Our board of directors does not determine the fair value of the investments held by SLP I.

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$3,678	$3,701	$3,649
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	6,866	6,809	6,836
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	6,614	6,578	6,531
ASG Technologies Group, Inc.	Software	4.50% (L + 3.50%)	7/31/2024	653	651	636
BarBri, Inc.	Education	5.00% (L + 4.00%)	12/1/2023	5,980	5,964	5,980
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	131	130	131
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	631	628	631
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	4,520	4,504	4,474
Certara Holdco, Inc.	Healthcare Information Technology	3.75% (L + 3.50%)	8/15/2024	5,138	5,134	5,145
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	452	452	423
Cvent, Inc.	Software	3.90% (L + 3.75%)	11/29/2024	6,745	6,732	6,479
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	3,433	3,426	3,419
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	6,103	6,084	5,925
Emerald 2 Limited	Business Services	3.50% (L + 3.25%)	7/10/2026	449	448	445
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	1,345	1,333	1,336
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	1,363	1,342	1,355
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	6,693	6,677	6,141
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	3,609	3,597	3,524
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	138	137	138
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,372	1,367	1,344
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	5,314	5,297	5,208
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	781	783	767
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,249	2,245	2,237
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,876	4,868	4,852
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	1,352	1,354	1,346
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,254	2,250	2,217
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	628	626	614
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	4,175	4,159	3,799
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,906	3,883	3,799
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	6,731	6,713	6,731
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,260	4,243	4,192
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	6,779	6,779	6,542
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	6,148	6,096	6,162
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	2,739	2,716	2,712
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	7,797	7,792	7,174
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	1,758	1,743	1,765
Total Funded Investments				$127,660	$127,241	$124,659

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

Below is certain summarized financial information for SLP I as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and March 31, 2020:

Selected Balance Sheet Information:	March 31, 2021	December 31, 2020
	(in thousands)	(in thousands)
Investments at fair value (cost of $126,978 and $127,241, respectively)	$125,861	$124,659
Receivable from in-kind distributions	—	100,404
Receivable from unsettled securities sold	—	1,662
Cash and other assets	6,308	6,461
Total assets	$132,169	$233,186

Credit facility	$88,567	$188,867
Deferred financing costs	(233)	(296)
Distribution payable	1,075	2,538
Other liabilities	689	1,364
Total liabilities	90,098	192,473

Members' capital	$42,071	$40,713
Total liabilities and members' capital	$132,169	$233,186

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2021	March 31, 2020
	(in thousands)	(in thousands)
Interest income	$1,966	$5,122
Other income	11	39
Total investment income	1,977	5,161

Interest and other financing expenses	471	1,954
Other expenses	539	398
Total expenses	1,010	2,352
Less: expenses waived and reimbursed	—	(56)
Net expenses	1,010	2,296
Net investment income	967	2,865

Net realized gains on investments	1	45
Net change in unrealized appreciation (depreciation) of investments	1,465	(39,060)
Net increase (decrease) in members' capital	$2,433	$(36,150)

Pursuant to the Restated SLP I Agreement, the Company is no longer entitled to, and SLP I no longer pays management fees for investment management services provided to SLP I. For the three months ended March 31, 2021 and March 31, 2020, we earned approximately $0.0 million and $0.3 million, respectively, in management fees related to SLP I, which is included in other income. As of March 31, 2021 and December 31, 2020, approximately $0.0 million and $0.1 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the three months ended March 31, 2021 and March 31, 2020, we earned approximately $0.6 million and $0.7 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of March 31, 2021 and December 31, 2020, approximately $0.6 million and $0.7 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
We have determined that SLP I is an investment company under ASC 946; however, in accordance with such guidance we will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, Accounting Standards Codification Topic 810, Consolidation ("ASC 810"), concludes that in an investment fund where all members have equal decision making authority, it is not appropriate for one member to consolidate since neither has control. Accordingly, we do not consolidate SLP I.
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
    SLP II is capitalized with equity contributions which were called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP II to call down on capital commitments requires approval by the board of managers of SLP II. As of March 31, 2021, we and SkyKnight have committed and contributed $79.4 million and $20.6 million, respectively, of equity to SLP II. Our investment in SLP II is disclosed on our Consolidated Schedule of Investments as of March 31, 2021 and December 31, 2020.
On April 12, 2016, SLP II entered into its revolving credit facility with Wells Fargo Bank, National Association, which matures on April 12, 2022 and bears interest at a rate of the LIBOR plus 1.60% per annum. As of March 31, 2021 and December 31, 2020, SLP II had total investments with an aggregate fair value of approximately $250.9 million and $271.1 million, respectively, and debt outstanding under its credit facility of $160.7 million and $184.0 million, respectively. As of March 31, 2021 and December 31, 2020, none of SLP II's investments were on non-accrual.
Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
First lien investments (1)	$255,235	$279,678
Weighted average interest rate on first lien investments (2)	4.95%	5.07%
Number of portfolio companies in SLP II	30	32
Largest portfolio company investment (1)	$16,501	$16,481
Total of five largest portfolio company investments (1)	$75,392	$75,522

(1)Reflects principal amount or par value of investments.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of March 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien:				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.87% (L + 3.75%)	2/27/2025	$4,601	$4,587	$4,575
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,501	16,436	15,939
Advisor Group Holdings, Inc.	Consumer Services	4.61% (L + 4.50%)	7/31/2026	4,938	4,898	4,940
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	282	281	282
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,361	1,356	1,361
Bleriot US Bidco Inc.	Federal Services	4.20% (L + 4.00%)	10/30/2026	9,900	9,817	9,888
Brave Parent Holdings, Inc.	Software	4.11% (L + 4.00%)	4/18/2025	3,643	3,634	3,646
CentralSquare Technologies, LLC	Software	3.95% (L + 3.75%)	8/29/2025	14,663	14,638	14,069
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,021	2,014	1,890
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,561	10,531	9,874
Dealer Tire, LLC	Distribution & Logistics	4.36% (L + 4.25%)	12/12/2025	7,406	7,391	7,428
Drilling Info Holdings, Inc.	Business Services	4.36% (L + 4.25%)	7/30/2025	14,571	14,528	14,352
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	7,337	7,289	7,264
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,121	3,094	3,128
Fastlane Parent Company, Inc.	Distribution & Logistics	4.61% (L + 4.50%)	2/4/2026	3,430	3,380	3,428
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,438	14,404	13,806
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,400	4,363	4,432
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,211	5,185	5,028
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,860	1,859	1,842
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	7,206	7,201	7,134
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,550	11,521	11,550
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,760	2,753	2,765
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,068	2,064	2,062
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	869	867	866
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,003	11,983	11,969
Premise Health Holding Corp.	Healthcare Services	3.70% (L + 3.50%)	7/10/2025	1,355	1,350	1,346
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,386	12,349	11,942
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,021	3,004	2,958
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,663	14,616	14,678
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,478	12,451	12,478
Wirepath LLC	Distribution & Logistics	4.20% (L + 4.00%)	8/5/2024	14,625	14,625	14,406
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	5,404	5,361	5,404
Wrench Group LLC	Consumer Services	4.20% (L + 4.00%)	4/30/2026	5,913	5,866	5,913
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,611	14,604	14,209
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	3.62% (L + 3.50%)	9/30/2026	4,078	4,044	4,065
Total Funded Investments				$255,235	$254,344	$250,917

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2021.
(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP II.

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$4,613	$4,598	$4,577
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,481	16,410	15,612
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	283	282	283
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,365	1,359	1,365
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	1,341	1,329	1,341
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/30/2026	8,584	8,509	8,584
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	3,652	3,643	3,630
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,026	2,019	1,895
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,588	10,556	9,900
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	7,425	7,409	7,394
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	14,608	14,563	14,182
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,129	3,101	3,106
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,475	14,439	13,281
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,411	4,373	4,411
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	13,755	13,648	13,600
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,225	5,196	4,937
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,865	1,863	1,828
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	7,225	7,219	7,080
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,580	11,549	11,376
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,767	2,760	2,753
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,073	2,069	2,063
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,034	12,011	11,975
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,133	10,105	10,158
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	1,358	1,354	1,328
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,418	12,379	11,300
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,028	3,011	2,945
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,478	12,445	12,478
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	14,663	14,663	14,149
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	5,418	5,372	5,431
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	5,924	5,875	5,865
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,649	14,641	13,477
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	4,088	4,053	4,105
Total Funded Investments				$279,678	$278,595	$271,149

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

    Below is certain summarized financial information for SLP II as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and March 31, 2020:

Selected Balance Sheet Information:	March 31, 2021	December 31, 2020
	(in thousands)	(in thousands)
Investments at fair value (cost of $254,344 and $278,595, respectively)	$250,917	$271,149
Cash and other assets	9,724	8,759
Total assets	$260,641	$279,908

Credit facility	$160,670	$183,970
Deferred financing costs	(315)	(534)
Distribution payable	2,500	2,500
Other liabilities	904	1,058
Total liabilities	163,759	186,994

Members' capital	$96,882	$92,914
Total liabilities and members' capital	$260,641	$279,908

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2021	March 31, 2020
	(in thousands)	(in thousands)
Interest income	$3,534	$5,447
Other income	—	53
Total investment income	3,534	5,500

Interest and other financing expenses	980	2,145
Other expenses	107	132
Total expenses	1,087	2,277
Net investment income	2,447	3,223

Net realized gains on investments	2	56
Net change in unrealized appreciation (depreciation) of investments	4,019	(34,801)
Net increase (decrease) in members' capital	$6,468	$(31,522)

    For the three months ended March 31, 2021 and March 31, 2020, we earned approximately $2.0 million and $2.6 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of March 31, 2021 and December 31, 2020, approximately $2.0 million and $2.0 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.
    We have determined that SLP II is an investment company under ASC 946; however, in accordance with such guidance we will generally not consolidate our investment in a company other than a wholly-owned investment company subsidiary. Furthermore, ASC 810, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLP II.
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

SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2021, we and SkyKnight II have committed $140.0 million and $35.0 million, respectively, of equity to SLP III. As of March 31, 2021, we and SkyKnight II have contributed $130.0 million and $32.5 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of March 31, 2021 and December 31, 2020.
    On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of March 31, 2021 and December 31, 2020, SLP III had total investments with an aggregate fair value of approximately $666.6 million and $610.0 million, respectively, and debt outstanding under its credit facility of $474.2 million and $424.2 million, respectively. As of March 31, 2021 and December 31, 2020, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2021 and December 31, 2020, SLP III had unfunded commitments in the form of delayed draws of $15.1 million and $7.8 million, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
First lien investments (1)	$686,095	$626,985
Weighted average interest rate on first lien investments (2)	4.57%	4.72%
Number of portfolio companies in SLP III	71	69
Largest portfolio company investment (1)	$23,668	$23,735
Total of five largest portfolio company investments (1)	$98,902	$99,159

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	3.87% (L + 3.75%)	2/27/2025	$865	$865	$860
Advisor Group Holdings, Inc.	Consumer Services	4.61% (L + 4.50%)	7/31/2026	9,875	9,835	9,880
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,885	5,841	5,797
AG Parent Holdings, LLC	Healthcare Services	5.11% (L + 5.00%)	7/31/2026	12,344	12,294	12,297
Ascensus Specialties LLC	Specialty Chemicals & Materials	4.87% (L + 4.75%)	9/24/2026	9,875	9,835	9,986
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.36% (L + 4.25%)	10/9/2026	5,940	5,891	5,918
Astra Acquisition Corp.	Software	5.50% (L + 4.75%)	3/1/2027	16,490	16,415	16,614
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.11% (L + 4.00%)	6/11/2026	10,842	10,756	10,801
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,604	19,527	19,604
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,064	4,046	4,064
Bleriot US Bidco Inc.	Federal Services	4.20% (L + 4.00%)	10/31/2026	4,950	4,907	4,944
Bluefin Holding, LLC	Software	4.11% (L + 4.00%)	9/4/2026	9,875	9,755	9,875
Bracket Intermediate Holding Corp.	Healthcare Services	4.49% (L + 4.25%)	9/5/2025	14,625	14,575	14,607
Brave Parent Holdings, Inc.	Software	4.11% (L + 4.00%)	4/18/2025	11,188	11,163	11,197
Cano Health, LLC	Healthcare Services	5.50% (L + 4.75%)	11/23/2027	6,291	6,231	6,298
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,037	6,935	7,077
CentralSquare Technologies, LLC	Software	3.95% (L + 3.75%)	8/29/2025	14,662	14,638	14,069
Certara Holdco, Inc.	Healthcare Information Technology	3.70% (L + 3.50%)	8/15/2024	1,242	1,245	1,242
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	975	975	912
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,819	5,790	5,833
Confluent Health, LLC	Healthcare Services	5.11% (L + 5.00%)	6/24/2026	4,387	4,345	4,387
Covenant Surgical Partners, Inc.	Healthcare Services	4.11% (L + 4.00%)	7/1/2026	9,851	9,774	9,642
CRCI Longhorn Holdings, Inc.	Business Services	3.61% (L + 3.50%)	8/8/2025	14,625	14,577	14,399
Dealer Tire, LLC	Distribution & Logistics	4.36% (L + 4.25%)	12/12/2025	9,875	9,855	9,904
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	16,842	16,797	16,737
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	6,201	6,170	6,174
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	500	500	498
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/25/2028	4,179	4,137	4,171
Drilling Info Holdings, Inc.	Business Services	4.36% (L + 4.25%)	7/30/2025	18,529	18,467	18,251
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,337	7,289	7,264
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	7,393	7,359	7,408
EyeCare Partners, LLC	Healthcare Services	3.86% (L + 3.75%)	2/18/2027	14,872	14,855	14,737
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,497	6,497	6,497
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,482	14,488	13,849
Heartland Dental, LLC	Healthcare Services	3.61% (L + 3.50%)	4/30/2025	18,493	18,434	18,228
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	18,394	18,231	18,526
Higginbotham Insurance Agency, Inc.	Financial Services	6.50% (L + 5.75%)	11/25/2026	7,187	7,136	7,331
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	16,085	16,070	16,004
Kestra Advisor Services Holdings A, Inc.	Business Services	4.36% (L + 4.25%)	6/3/2026	12,150	12,083	12,120
LI Group Holdings, Inc.	Software	4.50% (L + 3.75%)	3/11/2028	4,655	4,643	4,672
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	2,621	2,606	2,594
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	676	673	670
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	5.25% (L + 4.25%)	10/19/2027	4,114	4,075	4,132
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	6,129	6,062	6,129
MED ParentCo, LP	Healthcare Services	4.36% (L + 4.25%)	8/31/2026	10,246	10,169	10,172
MED ParentCo, LP	Healthcare Services	4.36% (L + 4.25%)	8/31/2026	2,570	2,548	2,551
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,490	4,481	4,478
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	869	867	866
National Intergovernmental Purchasing Alliance Company	Business Services	3.95% (L + 3.75%)	5/23/2025	8,679	8,676	8,657
Navex Topco, Inc.	Software	3.36% (L + 3.25%)	9/5/2025	18,162	18,038	18,048

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Newport Group Holdings II, Inc.	Business Services	3.70% (L + 3.50%)	9/12/2025	$4,875	$4,859	$4,851
Orion Advisor Solutions, Inc.	Business Services	4.50% (L + 3.75%)	9/24/2027	5,237	5,188	5,234
Outcomes Group Holdings, Inc.	Healthcare Services	3.45% (L + 3.25%)	10/24/2025	3,392	3,386	3,358
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,863	4,855	4,817
Peraton Corp.	Federal Services	4.50% (L + 3.75%)	2/1/2028	4,529	4,507	4,531
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	4.25% (L + 3.50%)	2/14/2025	4,506	4,506	4,502
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	7,979	7,901	7,994
Premise Health Holding Corp.	Healthcare Services	3.70% (L + 3.50%)	7/10/2025	13,550	13,505	13,465
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,798	9,763	9,447
Project Boost Purchaser, LLC	Business Services	5.00% (L + 4.25%)	6/1/2026	1,990	1,971	1,991
Project Ruby Ultimate Parent Corp. (Mediware)	Healthcare I.T.	4.00% (L + 3.25%)	3/10/2028	14,000	13,930	13,959
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,662	14,616	14,678
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	14,000	13,965	13,950
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,425	2,423	2,395
Sovos Brands Intermediate, Inc.	Food & Beverage	4.98% (L + 4.75%)	11/20/2025	3,582	3,573	3,600
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.45% (L + 4.25%)	7/30/2025	12,152	12,131	11,632
Storable, Inc	Software	3.75% (L + 3.25%)	2/26/2028	3,862	3,852	3,833
Symplr Software, Inc.(fka Caliper Software, Inc.)	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	16,000	15,854	16,072
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	15,000	14,891	14,888
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	7,635	7,618	7,568
Unified Women’s Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	9,975	9,900	10,008
Waystar Technologies, Inc.	Healthcare Services	4.11% (L + 4.00%)	10/22/2026	4,097	4,088	4,107
Wirepath LLC	Distribution & Logistics	4.20% (L + 4.00%)	8/5/2024	17,083	17,083	16,827
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	19,818	19,658	19,817
VT Topco, Inc.	Business Services	3.61% (L + 3.50%)	8/1/2025	2,788	2,788	2,754
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,666	9,660	9,400
Total Funded Investments				$671,002	$667,892	$666,649
Unfunded Investments - First lien
Cano Health, LLC	Healthcare Services	—	11/23/2021	$2,300	$(23)	$2
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(43)
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	3/31/2023	799	—	(3)
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2022	2,023	(15)	40
Peraton Corp.	Federal Services	—	2/1/2028	7,971	(40)	3
Total Unfunded Investments				$15,093	$(98)	$(1)
Total Investments				$686,095	$667,794	$666,648

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2021.
(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP III.

    The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$868	$868	$861
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,901	5,850	5,827
AG Parent Holdings, LLC	Healthcare Services	5.15% (L + 5.00%)	7/31/2026	12,375	12,323	12,251
Ascensus Specialties LLC	Specialty Chemicals & Materials	4.90% (L + 4.75%)	9/24/2026	9,900	9,858	9,931
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.40% (L + 4.25%)	10/9/2026	5,955	5,904	5,900
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,490	11,412	11,605
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.15% (L + 4.00%)	6/11/2026	10,869	10,780	10,801
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,654	19,573	19,654
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,081	4,062	4,081
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	4,292	4,254	4,292
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	671	665	671
Bluefin Holding, LLC	Software	4.15% (L + 4.00%)	9/4/2026	9,900	9,775	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	14,663	14,610	14,516
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	11,217	11,190	11,147
Cano Health, LLC	Healthcare Services	5.50% (L + 4.75%)	11/23/2027	6,308	6,244	6,244
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,038	6,932	6,967
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
Certara Holdco, Inc.	Healthcare I.T.	3.75% (L + 3.50%)	8/15/2024	1,246	1,248	1,247
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	977	977	914
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,833	5,804	5,833
Confluent Health, LLC	Healthcare Services	5.15% (L + 5.00%)	6/24/2026	4,398	4,354	4,348
Covenant Surgical Partners, Inc.	Healthcare Services	4.15% (L + 4.00%)	7/1/2026	9,876	9,795	9,678
CRCI Longhorn Holdings, Inc.	Business Services	3.65% (L + 3.50%)	8/8/2025	14,663	14,611	14,498
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	9,900	9,879	9,859
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,636	14,611	14,421
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	18,576	18,511	18,035
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,911	3,876	3,883
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	12,071	12,057	11,796
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	2,838	2,834	2,773
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,513	6,513	6,513
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,520	14,527	13,322
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	18,540	18,478	18,104
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	18,440	18,270	18,440
Higginbotham Insurance Agency, Inc.	Financial Services	6.50% (L + 5.75%)	11/25/2026	7,187	7,134	7,331
Idera, Inc.	Software	5.00% (L + 4.00%)	6/28/2024	9,435	9,406	9,435
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	983	975	971
Kestra Advisor Services Holdings A, Inc.	Business Services	4.40% (L + 4.25%)	6/3/2026	9,381	9,318	9,241
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	2,627	2,612	2,575
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	678	674	665
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	5.25% (L + 4.25%)	10/19/2027	4,125	4,085	4,148
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	4,729	4,725	4,645
Mavis Tire Express Services Corp.	Retail	5.00% (L + 4.00%)	3/20/2025	4,828	4,733	4,846
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	10,272	10,191	10,148
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	2,576	2,554	2,545
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,502	4,492	4,480
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	8,701	8,698	8,658

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.43% (L + 4.25%)	3/9/2026	$8,887	$8,887	$8,897
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.51% (L + 4.25%)	3/9/2026	398	398	398
Navex Topco, Inc.	Software	3.40% (L + 3.25%)	9/5/2025	18,208	18,079	17,929
Navicure, Inc.	Healthcare Services	4.75% (L + 4.00%)	10/22/2026	4,107	4,097	4,110
Newport Group Holdings II, Inc.	Business Services	3.75% (L + 3.50%)	9/12/2025	4,888	4,870	4,851
Orion Advisor Solutions, Inc.	Business Services	5.00% (L + 4.00%)	9/24/2027	5,237	5,186	5,260
Outcomes Group Holdings, Inc.	Healthcare Services	3.50% (L + 3.25%)	10/24/2025	3,400	3,394	3,349
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,875	4,867	4,796
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	15,272	15,225	15,310
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	6,484	6,419	6,496
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	13,583	13,538	13,279
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,822	9,786	8,939
Project Boost Purchaser, LLC	Business Services	5.00% (L + 4.25%)	6/1/2026	1,995	1,975	2,002
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Ryan Specialty Group, LLC	Business Services	4.00% (L + 3.25%)	9/1/2027	3,491	3,441	3,491
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,431	2,429	2,393
Sovos Brands Intermediate, Inc.	Food & Beverage	4.96% (L + 4.75%)	11/20/2025	3,591	3,582	3,609
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.50% (L + 4.25%)	7/30/2025	12,183	12,161	11,665
Symplr Software, Inc.(fka Caliper Software, Inc.)	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	10,000	9,850	9,913
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	15,000	14,888	14,888
TIBCO Software Inc.	Software	3.90% (L + 3.75%)	6/30/2026	7,654	7,637	7,572
Unified Women’s Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	10,000	9,923	9,975
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	17,127	17,127	16,527
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	19,868	19,701	19,914
VT Topco, Inc.	Business Services	3.65% (L + 3.50%)	8/1/2025	2,795	2,795	2,763
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,691	9,685	8,915
Total Funded Investments				$619,147	$615,974	$609,981
Unfunded Investments - First lien
Cano Health, LLC	Healthcare Services	—	11/23/2021	$2,300	$(23)	$(23)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(40)
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2022	2,023	(15)	40
Planview Parent, Inc.	Software	—	3/31/2021	1,515	—	3
Total Unfunded Investments				$7,838	$(58)	$(20)
Total Investments				$626,985	$615,916	$609,961

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

    Below is certain summarized financial information for SLP III as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and March 31, 2020:

Selected Balance Sheet Information:	March 31, 2021	December 31, 2020
	(in thousands)	(in thousands)
Investments at fair value (cost of $667,794 and $615,916)	$666,648	$609,961
Cash and other assets	20,507	10,176
Receivable from unsettled securities sold	4,828	—
Total assets	$691,983	$620,137

Credit facility	$474,200	$424,200
Deferred financing costs	(2,210)	(2,471)
Payable for unsettled securities purchased	50,333	47,192
Distribution payable	5,658	3,800
Other liabilities	2,505	2,501
Total liabilities	530,486	475,222

Members' capital	$161,497	$144,915
Total liabilities and members' capital	$691,983	$620,137

	Three Months Ended
Selected Statement of Operations Information:	March 31, 2021	March 31, 2020
	(in thousands)	(in thousands)
Interest income	$7,371	$7,407
Other income	103	181
Total investment income	7,474	7,588

Interest and other financing expenses	2,584	3,696
Other expenses	171	157
Total expenses	2,755	3,853
Net investment income	4,719	3,735

Net realized gains (losses) on investments	212	(2)
Net change in unrealized appreciation (depreciation) of investments	4,809	(63,348)
Net increase (decrease) in members' capital	$9,740	$(59,615)

    For the three months ended March 31, 2021 and March 31, 2020, we earned approximately $4.5 million and $2.9 million of dividend income related to SLP III, which is included in dividend income. As of March 31, 2021 and December 31, 2020, approximately $4.5 million and $3.0 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2021.
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

Below is certain summarized property information for NMNLC as of March 31, 2021:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2021
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$102,635
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	29,463
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	14,896
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	12,488
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	7,525
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,194
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	6,866
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,861
NM KRLN LLC	None	N/A	MD	95	717
					$185,645
Collateralized agreements or repurchase financings
    We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2021 and December 31, 2020, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $21.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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

    On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of March 31, 2021 and December 31, 2020, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $10.4 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
    Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
    Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2021 and March 31, 2020, we recognized PIK and non-cash interest from investments of approximately $5.8 million and $3.5 million, respectively, and PIK and non-cash dividends from investments of approximately $5.2 million and $1.6 million, respectively.
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

    The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of March 31, 2021:

(in millions)	As of March 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$466.1	15.2%	$494.4	16.3%
Investment Rating 2	2,342.9	76.6%	2,397.1	78.8%
Investment Rating 3	151.4	5.0%	112.0	3.7%
Investment Rating 4	98.9	3.2%	36.5	1.2%
	$3,059.3	100.0%	$3,040.0	100.0%
    As of March 31, 2021, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of six portfolio companies that had an Investment Rating of 3 and four portfolio companies that had an Investment Rating of 4.
    During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status and the investment had a rating of 4. As of March 31, 2021, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $1.4 million for the three months then ended. During the fourth quarter of 2020, we placed an aggregate principal amount of $9.7 million of our investment in our senior preferred shares of UniTek on non-accrual status and the investment had a rating of 4. As of March 31, 2021, our senior preferred shares of UniTek on non-accrual had an aggregate cost basis of $9.7 million, an aggregate fair value of approximately $4.0 million and total unearned dividend income of approximately $0.5 million for the three months then ended.
    During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of March 31, 2021, our investment in EDMC, with an Investment Rating of 4 had an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the three months then ended.
    Since March 31, 2020, our investment in NM KRLN LLC had an investment rating of 4 and had an aggregate cost basis of $8.9 million and an aggregate fair value of $0.7 million.
    Since December 31, 2019, our subordinated position in PPVA Black Elk (Equity) LLC had an investment rating of 4. As of March 31, 2021, our investment in this security had an aggregate cost basis of $14.5 million and an aggregate fair value of approximately $10.4 million.
    During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual and the investment had an Investment Rating of 4. As of March 31, 2021, our investment in this security had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $21.4 million.
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
The following table shows the Risk Rating of our portfolio companies as of March 31, 2021:

(in millions)	As of March 31, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$87.1	2.8%	$67.2	2.2%
Orange	163.0	5.3%	154.1	5.1%
Yellow	249.9	8.2%	190.9	6.3%
Green	2,559.3	83.7%	2,627.8	86.4%
	$3,059.3	100.0%	$3,040.0	100.0%

Portfolio and Investment Activity
    The fair value of our investments was approximately $3,018.6 million in 102 portfolio companies at March 31, 2021 and approximately $2,953.5 million in 104 portfolio companies at December 31, 2020.
    The following table shows our portfolio and investment activity for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
New investments in 13 and 17 portfolio companies, respectively	$223.4	$181.7
Debt repayments in existing portfolio companies	190.7	151.5
Sales of securities in 2 and 3 portfolio companies, respectively	7.0	38.6
Change in unrealized appreciation on 47 and 6 portfolio companies, respectively	45.6	1.0
Change in unrealized depreciation on 55 and 112 portfolio companies, respectively	(12.1)	(205.7)
Recent Accounting Standards Updates
    See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020
Revenue

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Total interest income	$47,009	$61,636
Total dividend income	15,662	10,493
Other income	5,037	1,955
Total investment income	$67,708	$74,084
    Our total investment income decreased by approximately $6.4 million, or (9)%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, total investment income of approximately $67.7 million consisted of approximately $38.8 million in cash interest from investments, approximately $5.8 million in PIK and non-cash interest from investments, approximately $0.4 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $2.0 million, approximately $10.5 million in cash dividends from investments, approximately $5.2 million in PIK and non-cash dividends from investments and approximately $5.0 million in other income. The decrease in interest income of approximately $14.6 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to lower LIBOR rates on smaller invested balances. Our smaller invested balances were driven by the repayments of our revolving credit facilities due to asset sales and repayments greater than asset originations during 2020. The increase in dividend income for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to the reversal of approximately $3.4 million of previously recorded PIK dividends related to our preferred shares in Permian Holdco 1, Inc., which was deemed to no longer be collectible for the three months ended March 31, 2020. Other income during the three months ended March 31, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 19 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Management fee	$13,420	$13,858
Less: management fee waiver	(3,637)	(3,543)
Total management fee	9,783	10,315
Incentive fee	7,248	7,826
Interest and other financing expenses	19,385	22,194
Administrative expenses	1,129	1,040
Professional fees	726	905
Other general and administrative expenses	442	499
Total expenses	38,713	42,779
Income tax expense	1	—
Net expenses after income taxes	$38,714	$42,779
    Our total net operating expenses decreased by approximately $4.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Our management fee decreased by approximately $0.5 million, net of a management fee waiver, and our incentive fee decreased by approximately $0.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in management and incentive fees was attributable to smaller invested balances, driven by the repayments of our revolving credit facilities due to asset sales and repayments greater than asset originations during 2020.
    Interest and other financing expenses decreased by approximately $2.8 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to lower LIBOR rates on our floating rate borrowings and lower drawn balances on our revolving credit facilities. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net realized (losses) gains on investments	$(10,496)	$114
Net change in unrealized appreciation (depreciation) of investments	33,472	(204,739)
(Provision) benefit for taxes	(115)	898
Net realized and unrealized gains (losses)	$22,861	$(203,727)
    Our net realized losses and unrealized gains resulted in a net gain of approximately $22.9 million for the three months ended March 31, 2021 compared to net realized gains and unrealized losses resulting in a net loss of approximately $203.7 million for the same period in 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended March 31, 2021 was primarily driven by the overall increase in market prices of our investments during the period. The provision for income taxes was attributable to equity investments that are held as of March 31, 2021 in four of our corporate subsidiaries. The net loss for the three months ended March 31, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic. See Monitoring of Portfolio Investments above for more details regarding the continuing impact of the COVID-19 pandemic on the health of our portfolio companies.

Liquidity and Capital Resources
    The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
    Since our IPO, and through March 31, 2021, we raised approximately $893.2 million in net proceeds from additional offerings of common stock.
    Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2021, our asset coverage ratio was 184.6%.
    At March 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $47.3 million and $79.0 million, respectively. Our cash provided by (used in) operating activities during the three months ended March 31, 2021 and March 31, 2020 was approximately $44.3 million and $(13.5) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
    As of March 31, 2021, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $745.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Interest expense	$2.7	$5.4
Non-usage fee	$0.4	$0.2
Amortization of financing costs	$0.5	$0.3
Weighted average interest rate	2.4%	3.5%
Effective interest rate	3.2%	3.8%
Average debt outstanding	$450.2	$629.5
As of March 31, 2021 and December 31, 2020, the outstanding balance on the Holdings Credit Facility was $450.2 million and $450.2 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
    As of March 31, 2021, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
    The NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Interest expense	$0.7	$1.9
Non-usage fee	$0.1	$—
Amortization of financing costs	$— (1)	$— (1)
Weighted average interest rate	2.7%	4.1%
Effective interest rate	3.1%	4.2%
Average debt outstanding	$104.5	$188.5

(1)For the three months ended March 31, 2021 and March 31, 2020, the total amortization of financing costs were less than $50.0 thousand.
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the NMFC Credit Facility was $107.0 million and $165.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
    DB Credit Facility—The Loan Financing and Servicing Agreement (the "DB Credit Facility") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian, is structured as a secured revolving credit facility and matures on March 25, 2026.

    As of March 31, 2021, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
    The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to March 25, 2021, the Applicable Margin was equal to 2.60% during the Revolving Period and then increases by 0.02% during an Event of Default. Effective March 25, 2021, the Applicable Margin is equal to 2.35% during the Revolving Period and then increases by 0.20% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. We are also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the Loan Financing and Servicing Agreement) and a facility agent fee of 0.25% per annum on the total facility amount.
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Interest expense(1)	$1.7	$2.6
Non-usage fee(1)	$0.1	$0.1
Amortization of financing costs	$0.2	$0.2
Weighted average interest rate	3.1%	4.5%
Effective interest rate	3.5%	4.9%
Average debt outstanding	$218.6	$235.1

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the DB Credit Facility was $201.0 million and $244.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
    Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, by and between us, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of March 31, 2021, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three months ended March 31, 2021 and March 31, 2020, amortization of financing costs were each less than $50.0 thousand, respectively.
    NMNLC Credit Facilities—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, by and between NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender, was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by us and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.

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
The Credit Agreement (together with the related guarantee and security agreement, "the NMNLC Credit Facility II"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender, is structured as a senior secured revolving credit facility and matures on February 25, 2022. The NMNLC Credit Facility II is guaranteed by us and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of March 31, 2021, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $10.0 million.
    The NMNLC Credit Facility II bears interest at a rate of LIBOR plus 2.75% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the Credit Agreement). For the three months ended March 31, 2021, interest expense, non-usage fees and amortization of financing costs were each less than $50.0 thousand. As of March 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $0 million and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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

    The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes as of March 31, 2021:

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at March 31, 2021	10.0%
Conversion rate at March 31, 2021(1)(2)	65.8762
Conversion price at March 31, 2021(2)(3)	$15.18
Last conversion price calculation date	August 20, 2020

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at March 31, 2021 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
    The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 Convertible Notes for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Interest expense	$2.9	$2.9
Amortization of financing costs	$0.1	$0.1
Amortization of premium	$— (1)	$— (1)
Weighted average interest rate	5.8%	5.8%
Effective interest rate	5.9%	5.9%
Average debt outstanding	$201.3	$201.3

(1)For the three months ended March 31, 2021 and March 31, 2020, the amortization of premium was less than $50.0 thousand.
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the 2018 Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.

Unsecured Notes
On May 6, 2016, we issued $50.0 million in aggregate principal amount of our 2016 Unsecured Notes (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, we repaid all $90.0 million in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, we issued $116.5 million in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA. On January 29, 2021, we issued $200.0 million in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA. The NPA provides for future issuances of unsecured notes in separate series or tranches.
On February 5, 2021, we caused notices to be issued to holders of our 2016 Unsecured Notes regarding the exercise of our option to prepay all of our $90.0 million in aggregate principal amount of issued and outstanding 2016 Unsecured Notes, which was prepaid on February 16, 2021.
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, commencing on July 29, 2021. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
    On September 25, 2018, we closed a registered public offering of $50.0 million in aggregate principal amount of our 5.75% Unsecured Notes that mature on October 1, 2023 (the "5.75% Unsecured Notes", together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes and the 2021A Unsecured Notes, the "Unsecured Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, we issued an additional $1.8 million aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
On March 8, 2021, we redeemed $51.8 million in aggregate principal amount of the 5.75% Unsecured Notes at a redemption price of 100% plus accrued and unpaid interest.
    The 5.75% Unsecured Notes bore interest at an annual rate of 5.75%, payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 5.75% Unsecured Notes were listed on the New York Stock Exchange and traded under the trading symbol “NMFX” until September 13, 2020. On September 14, 2020, the 5.75% Unsecured Notes began trading on the NASDAQ Global Select Market (the "NASDAQ") under the ticker symbol "NMFCL", until redeemed on March 8, 2021.

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
    The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Interest expense	$6.5	$6.0
Amortization of financing costs	$1.3	$0.3
Weighted average interest rate	4.9%	5.3%
Effective interest rate	5.9%	5.6%
Average debt outstanding	$532.2	$453.3
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the Unsecured Notes was $511.5 million and $453.3 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
    As of March 31, 2021 and December 31, 2020, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of March 31, 2021 and December 31, 2020, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes our SBA-guaranteed debentures as of March 31, 2021:

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
    The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Interest expense	$2.0	$1.8
Amortization of financing costs	$0.2	$0.2
Weighted average interest rate	2.7%	3.0%
Effective interest rate	3.0%	3.4%
Average debt outstanding	$300.0	$243.1
    The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2021 and December 31, 2020, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $100.3 million and $73.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2021 and December 31, 2020, we had commitment letters to purchase investments in an aggregate par amount of $0 and $44.9 million, respectively. As of March 31, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
As of March 31, 2021, we had unfunded commitments related to an equity investment in SLP III of $10.0 million, which may be funded at our discretion.
Contractual Obligations
    A summary of our significant contractual payment obligations as of March 31, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$450.2	$—	$450.2	$—	$—
Unsecured Notes(2)	511.5	—	195.0	316.5	—
SBA-guaranteed debentures(3)	300.0	—	—	117.7	182.3
DB Credit Facility(4)	201.0	—	—	201.0	—
Convertible Notes(5)	201.2	—	201.2	—	—
NMFC Credit Facility(6)	107.0	—	107.0	—	—
Total Contractual Obligations	$1,770.9	$—	$953.4	$635.2	$182.3

(1)Under the terms of the $745.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($450.2 million as of March 31, 2021) must be repaid on or before September 30, 2023. As of March 31, 2021, there was approximately $294.8 million of possible capacity remaining under the Holdings Credit Facility.
(2)$55.0 million of the 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased, $90.0 million of the 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased, $50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased, $116.5 million of the 2019A Unsecured Notes will mature on April 30, 2024 unless earlier repurchased and $200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased.
(3)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(4)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($201.0 million as of March 31, 2021) must be repaid on or before March 25, 2026. As of March 31, 2021, there was approximately $79.0 million of possible capacity remaining under the DB Credit Facility.
(5)The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(6)Under the terms of the $188.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($107.0 million as of March 31, 2021) must be repaid on or before June 4, 2022. As of March 31, 2021, there was approximately $81.5 million of available capacity remaining under the NMFC Credit Facility.

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
Distributions and Dividends
    Distributions declared and paid to stockholders for the three months ended March 31, 2021 totaled approximately $29.0 million.
    The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2021
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	$0.30
				$0.30
December 31, 2020
Fourth Quarter	October 28, 2020	December 16, 2020	December 30, 2020	$0.30
Third Quarter	July 29, 2020	September 16, 2020	September 30, 2020	0.30
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
				$1.24
December 31, 2019
Fourth Quarter	November 4, 2019	December 13, 2019	December 27, 2019	$0.34
Third Quarter	August 1, 2019	September 13, 2019	September 27, 2019	0.34
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
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

•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2021 approximately $0.8 million of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million were waived by the Administrator. As of March 31, 2021, approximately $1.5 million of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2021, the reimbursement to the Administrator represented approximately 0.02% of our gross assets.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2021, certain of the loans held in our portfolio had floating interest rates. As of March 31, 2021, approximately 92.59% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 7.41% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2021. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.01%
Base Interest Rate	—%
+100 Basis Points	2.67%
+200 Basis Points	13.26%
+300 Basis Points	23.84%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
    We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of March 31, 2021. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.
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

We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    We did not engage in unregistered sales of equity securities during the three months ended March 31, 2021.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
    During the quarter ended March 31, 2021, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
    On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2020, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2021 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the Repurchase Program during the quarter ended March 31, 2021.
Item 3.     Defaults Upon Senior Securities
    None.
Item 4.    Mine Safety Disclosures
    Not applicable.
Item 5.    Other Information
    Overall, New Mountain Capital's team now exceeds 175 people vs. 84 people at the time of NMFC's IPO in 2011. New Mountain Capital now has seven Managing Director level team members dedicated to its credit activities vs. one at the time of NMFC’s IPO in 2011. Going forward, Robert A. Hamwee is expected to remain as NMFC's CEO and the most senior Managing Director in the credit area, but with the freedom to allocate half of his time to activities outside of credit and NMFC. As part of his responsibilities, Mr. Hamwee will continue to: (i) serve as the Company’s Chief Executive Officer, (ii) serve as a senior member of the Investment Committee of the Company’s investment adviser, and (iii) be involved in other parts of leadership, which the Company’s board of directors considers core to the Company’s performance. Meanwhile, John Kline will become co-portfolio manager of the Company in addition to already being its President and Chief Operating Officer. Mr. Kline joined New Mountain in 2008 and has been a senior manager within New Mountain Capital's credit effort since its beginning. The Company’s investment adviser believes that its management team, with the overall support of New Mountain Capital’s team, is adequately staffed to support the Company’s Co-Portfolio Managers, Messrs. Hamwee and Kline, in managing the Company’s investment portfolio.

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

10.1
Form of Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of March 25, 2021, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(5)

10.2
Form of Fifth Amendment to Loan and Security Agreement, dated as of April 20, 2021, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(6)

10.3	Fee Waiver Agreement, dated May 4, 2021, by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, L.L.C.(7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(4)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 31, 2021.
(6)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 26, 2021.
(7)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 5, 2021.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)