Form 10-Q
period 2021-06-30
New Mountain Finance Corp
filed 2021-08-04
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of August 4, 2021
Common stock, par value $0.01 per share	96,906,988

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,294,920 and $2,281,184, respectively)	$2,260,701	$2,249,615
Non-controlled/affiliated investments (cost of $105,573 and $115,543, respectively)	158,056	103,012
Controlled investments (cost of $649,282 and $600,942, respectively)	670,131	600,875
Total investments at fair value (cost of $3,049,775 and $2,997,669, respectively)	3,088,888	2,953,502
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	21,422	21,422
Cash and cash equivalents	27,809	78,966
Interest and dividend receivable	32,290	28,411
Receivable from unsettled securities sold	—	9,019
Receivable from affiliates	—	117
Deferred tax asset	—	101
Other assets	9,651	5,981
Total assets	$3,180,060	$3,097,519
Liabilities
Borrowings
Unsecured Notes	$511,500	$453,250
Holdings Credit Facility	505,163	450,163
SBA-guaranteed debentures	300,000	300,000
DB Credit Facility	223,500	244,000
Convertible Notes	201,469	201,520
NMFC Credit Facility	98,000	165,500
Deferred financing costs (net of accumulated amortization of $37,264 and $33,325, respectively)	(23,044)	(16,839)
Net borrowings	1,816,588	1,797,594
Interest payable	17,250	15,587
Payable for unsettled securities purchased	15,213	26,842
Management fee payable	9,921	10,419
Incentive fee payable	7,298	7,354
Payable to affiliates	945	867
Deferred tax liability	13	—
Other liabilities	1,746	1,967
Total liabilities	1,868,974	1,860,630
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 96,906,988 and 96,827,342 shares issued and outstanding, respectively	969	968
Paid in capital in excess of par	1,270,719	1,269,671
Accumulated undistributed (overdistributed) earnings	20,442	(48,764)
Total net assets of New Mountain Finance Corporation	$1,292,130	$1,221,875
Non-controlling interest in New Mountain Net Lease Corporation	18,956	15,014
Total net assets	$1,311,086	$1,236,889
Total liabilities and net assets	$3,180,060	$3,097,519
Number of shares outstanding	96,906,988	96,827,342
Net asset value per share of New Mountain Finance Corporation	$13.33	$12.62
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$39,819	$45,969	$79,379	$102,529
PIK interest income	2,064	2,891	4,598	3,917
Non-cash dividend income	2,967	2,300	5,368	4,624
Other income	1,578	1,117	4,402	2,588
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	563	570	1,026	1,182
PIK interest income	—	(1,805)	—	(1,348)
Dividend income	—	689	—	1,409
Non-cash dividend income	1,545	—	3,050	(3,418)
Other income	103	284	205	575
From controlled investments:
Interest income (excluding PIK interest income)	1,169	1,596	2,317	2,570
PIK interest income	3,466	2,142	6,770	4,149
Dividend income	11,117	7,725	21,592	15,954
Non-cash dividend income	1,334	1,502	2,615	4,140
Other income	836	987	2,947	1,180
Total investment income	66,561	65,967	134,269	140,051
Expenses
Incentive fee	7,298	6,896	14,546	14,722
Management fee	13,725	13,134	27,145	26,992
Interest and other financing expenses	17,871	19,229	37,256	41,423
Administrative expenses	1,029	1,239	2,158	2,279
Professional fees	764	969	1,490	1,874
Other general and administrative expenses	466	442	908	941
Total expenses	41,153	41,909	83,503	88,231
Less: management fee waived (See Note 5)	(3,804)	(3,183)	(7,441)	(6,726)
Less: expenses waived and reimbursed (See Note 5)	—	(335)	—	(335)
Net expenses	37,349	38,391	76,062	81,170
Net investment income before income taxes	29,212	27,576	58,207	58,881
Income tax expense (benefit)	22	(7)	23	(7)
Net investment income	29,190	27,583	58,184	58,888
Net realized gains (losses):
Non-controlled/non-affiliated investments	157	(3,759)	338	(4,461)
Non-controlled/affiliated investments	1	—	(12,211)	—
Controlled investments	22	3	1,557	7
New Mountain Net Lease Corporation	—	—	—	812
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(10,921)	51,466	(2,650)	(88,817)
Non-controlled/affiliated investments	35,972	(2,771)	65,014	(13,607)
Controlled investments	24,757	4,587	20,916	(48,221)
New Mountain Net Lease Corporation	—	—	—	(812)
(Provision) benefit for taxes	—	(377)	(115)	521
Net realized and unrealized gains (losses)	49,988	49,149	72,849	(154,578)
Net increase (decrease) in net assets resulting from operations	79,178	76,732	131,033	(95,690)
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(3,366)	(251)	(3,731)	(186)
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	$75,812	$76,481	$127,302	$(95,876)
Basic earnings (loss) per share	$0.78	$0.79	$1.31	$(0.99)
Weighted average shares of common stock outstanding - basic (See Note 11)	96,828,217	96,827,342	96,827,782	96,827,342
Diluted earnings (loss) per share	$0.71	$0.72	$1.20	$(0.99)
Weighted average shares of common stock outstanding - diluted (See Note 11)	110,085,802	110,084,927	110,085,367	110,084,927
Distributions declared and paid per share	$0.30	$0.30	$0.60	$0.64
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$29,190	$27,583	$58,184	$58,888
Net realized gains (losses) on investments and New Mountain Net Lease Corporation ("NMNLC")	180	(3,756)	(10,316)	(3,642)
Net change in unrealized appreciation (depreciation) of investments and NMNLC	49,808	53,282	83,280	(151,457)
(Provision) benefit for taxes	—	(377)	(115)	521
Net increase (decrease) in net assets resulting from operations	79,178	76,732	131,033	(95,690)
Less: Net increase in net assets resulting from operations related to non-controlling interest in NMNLC	(3,366)	(251)	(3,731)	(186)
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	75,812	76,481	127,302	(95,876)
Capital transactions
Distributions declared to stockholders from net investment income	(29,048)	(29,048)	(58,096)	(61,969)
Reinvestment of distributions	1,049	—	1,049	—
Total net decrease in net assets resulting from capital transactions	(27,999)	(29,048)	(57,047)	(61,969)
Net increase (decrease) in net assets	47,813	47,433	70,255	(157,845)
New Mountain Finance Corporation net assets at the beginning of the period	1,244,317	1,078,190	1,221,875	1,283,468
New Mountain Finance Corporation net assets at the end of the period	1,292,130	1,125,623	1,292,130	1,125,623
Non-controlling interest in NMNLC	18,956	11,243	18,956	11,243
Net assets at the end of the period	$1,311,086	$1,136,866	$1,311,086	$1,136,866

Capital share activity
Shares issued from the reinvestment of distributions	79,646	—	79,646	—
Net increase in shares outstanding	79,646	—	79,646	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$131,033	$(95,690)
Adjustments to reconcile net decrease (increase) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized losses on investments and New Mountain Net Lease Corporation ("NMNLC")	10,316	3,642
Net change in unrealized (appreciation) depreciation of investments and NMNLC	(83,280)	151,457
Amortization of purchase discount	(3,617)	(6,495)
Amortization of deferred financing costs	3,939	2,343
Amortization of premium on Convertible Notes	(51)	(52)
Non-cash investment income	(22,851)	(13,159)
(Increase) decrease in operating assets:
Proceeds from sale of non-controlling interest in NMNLC	—	11,315
Purchase of investments and delayed draw facilities	(299,512)	(215,345)
Proceeds from sales and paydowns of investments	269,522	437,631
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	74	210
Cash paid for purchase of drawn portion of revolving credit facilities	(550)	(13,996)
Cash paid on drawn revolvers	(22,088)	(40,066)
Cash repayments on drawn revolvers	16,600	29,939
Deferred tax asset	101	—
Interest and dividend receivable	(3,879)	(1,548)
Receivable from unsettled securities sold	9,019	—
Receivable from affiliates	117	18
Other assets	(3,670)	(1,983)
Increase (decrease) in operating liabilities:
Management fee payable	(498)	20,266
Incentive fee payable	(56)	14,722
Payable for unsettled securities purchased	(11,629)	1,685
Payable to affiliates	78	1,388
Interest payable	1,663	(1,844)
Deferred tax liability	13	(521)
Other liabilities	(352)	218
Contributions (distributions) related to non-controlling interest in NMNLC	211	(258)
Net cash flows (used in) provided by operating activities	(9,347)	283,877
Cash flows from financing activities
Distributions paid	(57,047)	(61,969)
Offering costs paid	—	(175)
Proceeds from Holdings Credit Facility	57,000	16,000
Repayment of Holdings Credit Facility	(2,000)	(177,400)
Proceeds from Unsecured Notes	200,000	—
Repayment of Unsecured Notes	(141,750)	—
Proceeds from SBA-guaranteed debentures	—	75,000
Proceeds from NMFC Credit Facility	222,000	25,000
Repayment of NMFC Credit Facility	(289,500)	(135,000)
Proceeds from DB Credit Facility	62,500	40,000
Repayment of DB Credit Facility	(83,000)	(55,000)
Deferred financing costs paid	(10,013)	(2,744)
Net cash flows used in by financing activities	(41,810)	(276,288)
Net (decrease) increase in cash and cash equivalents	(51,157)	7,589
Cash and cash equivalents at the beginning of the period	78,966	48,574
Cash and cash equivalents at the end of the period	$27,809	$56,163
Supplemental disclosure of cash flow information
Cash interest paid	$30,515	$40,183
Income taxes paid	23	6
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$1,049	$—
Accrual for offering costs	—	108
Accrual for deferred financing costs	131	9

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$15,599	$15,537	$15,674	1.20%
Total Funded Debt Investments - United Arab Emirates					$15,599	$15,537	$15,674	1.20%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(11)	8.34% (L + 8.25%/M)	10/8/2019	10/8/2027	$34,459	$34,227	$34,804	2.65%
Total Funded Debt Investments - United Kingdom					$34,459	$34,227	$34,804	2.65%
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(11)	6.75% (L + 5.75%/Q)	8/7/2019	5/24/2024	$26,502	$26,396	$26,502
	First lien (2)(11)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	25,820	25,706	25,820
	First lien (5)(11)	6.75% (L + 5.75%/Q)	8/7/2019	5/24/2024	22,081	21,992	22,081
	First lien (2)(11)	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	12,586	12,525	12,586
	First lien (3)(11)(12) - Drawn	6.75% (L + 5.75%/S)	8/7/2019	5/24/2024	2,560	2,544	2,560
					89,549	89,163	89,549	6.83%
Associations, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/Q)	7/30/2018	7/30/2024	53,359	53,185	53,359
	First lien (8)	8.00% (L + 7.00%/Q)	7/30/2018	7/30/2024	5,354	5,337	5,354
	First lien (2)(12) - Drawn	8.00% (L + 7.00%/Q)	7/30/2018	7/30/2024	10,580	10,538	10,580
	First lien (2)(12) - Drawn	7.00% (L + 6.00%/Q)	7/30/2018	7/30/2024	2,033	2,020	2,033
					71,326	71,080	71,326	5.44%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(11)	7.50% (L + 5.50% + 1.00% PIK/M)*	9/17/2018	8/16/2024	49,744	49,457	49,744
	First lien (3)(11)	7.50% (L + 5.50% + 1.00% PIK/M)*	9/17/2018	8/16/2024	19,058	18,918	19,058
					68,802	68,375	68,802	5.25%
ConnectWise, LLC
Software	First lien (2)(11)	6.25% (L + 5.25%/M)	11/26/2019	2/28/2025	54,773	54,524	54,773
	First lien (3)(11)(12) - Drawn	6.25% (L + 5.25%/M)	11/26/2019	2/28/2025	265	264	265
					55,038	54,788	55,038	4.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

iCIMS, Inc.
Software	First lien (8)(11)	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	$41,636	$41,376	$41,822
	First lien (8)(11)	7.50% (L + 6.50%/S)	6/14/2019	9/12/2024	8,667	8,610	8,706
	First lien (3)(11)(12) - Drawn	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	2,915	2,886	2,915
					53,218	52,872	53,443	4.07%
CentralSquare Technologies, LLC
Software	Second lien (3)	7.65% (L + 7.50%/Q)	8/15/2018	8/31/2026	47,838	47,395	46,044
	Second lien (8)	7.65% (L + 7.50%/Q)	8/15/2018	8/31/2026	7,500	7,431	7,219
					55,338	54,826	53,263	4.06%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)(11)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	21,829	21,760	21,829
	First lien (2)(11)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	18,396	18,361	18,396
	First lien (2)(11)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	7,594	7,562	7,594
	First lien (2)(11)	6.75% (L + 5.75%/Q)	6/15/2021	9/18/2023	5,057	5,057	5,057
					52,876	52,740	52,876	4.03%
Integro Parent Inc.
Business Services	First lien (2)(11)	6.75% (L + 5.75%/M)	10/9/2015	10/31/2022	34,238	34,176	34,238
	First lien (3)(11)(12) - Drawn	4.33% (L + 4.25%/M)	6/8/2018	4/30/2022	6,743	6,709	6,743
	Second lien (8)(11)	10.25% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,962	10,000
					50,981	50,847	50,981	3.88%
Salient CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/S)	1/6/2015	2/28/2022	36,786	36,707	36,511
	First lien (8)	7.50% (L + 6.50%/S)	6/6/2019	2/28/2022	12,571	12,437	12,476
					49,357	49,144	48,987	3.74%
NM GRC Holdco, LLC
Business Services	First lien (2)(11)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	38,462	38,369	37,931
	First lien (2)(11)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	10,690	10,662	10,542
					49,152	49,031	48,473	3.70%
Brave Parent Holdings, Inc.
Software	Second lien (5)	7.60% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,423	22,613
	Second lien (2)	7.60% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,508	16,707
	Second lien (8)	7.60% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,958	6,030
					45,124	44,889	45,350	3.46%
Quest Software US Holdings Inc.
Software	Second lien (2)	8.44% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,391	43,738	3.34%
CoolSys, Inc.
Industrial Services	First lien (5)	7.00% (L + 6.00%/M)	11/20/2019	11/20/2026	22,219	22,128	22,163
	First lien (2)	7.00% (L + 6.00%/M)	11/20/2019	11/20/2026	15,270	15,203	15,232
	First lien (3)	7.00% (L + 6.00%/M)	11/20/2019	11/20/2026	4,163	4,144	4,152
					41,652	41,475	41,547	3.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(11)	7.00% (L + 6.00%/S)	9/15/2017	9/15/2023	$26,084	$26,053	$26,084
	First lien (4)(11)	7.00% (L + 6.00%/S)	9/17/2019	9/15/2023	10,537	10,537	10,537
	First lien (3)(11)(12) - Drawn	7.00% (L + 6.00%/S)	9/15/2017	3/15/2023	1,738	1,720	1,738
					38,359	38,310	38,359	2.93%
Trader Interactive, LLC
Business Services	First lien (2)(11)	7.00% (L + 6.00%/M)	6/15/2017	6/17/2024	31,442	31,335	31,442
	First lien (8)(11)	7.00% (L + 6.00%/M)	6/15/2017	6/17/2024	4,873	4,857	4,873
					36,315	36,192	36,315	2.77%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(11)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	22,219	22,092	22,342
	First lien (2)(11)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	9,785	9,701	9,839
	First lien (2)(11)	6.75% (L + 5.75%/Q)	10/31/2019	10/31/2025	3,627	3,607	3,647
					35,631	35,400	35,828	2.73%
KAMC Holdings, Inc
Business Services	Second lien (2)(11)	8.16% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,634	17,471
	Second lien (8)(11)	8.16% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,634	17,471
					37,500	37,268	34,942	2.67%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (8)(11)	6.25% (L + 5.25%/Q)	8/7/2019	7/16/2026	33,449	33,322	33,449
	First lien (3)(11)(12) - Drawn	6.25% (L + 5.25%/Q)	8/7/2019	7/16/2026	1,320	1,315	1,320
					34,769	34,637	34,769	2.65%
Finalsite Holdings, Inc.
Software	First lien (4)(11)	7.50% (L + 6.50%/Q)	9/28/2018	9/25/2024	21,881	21,784	22,099
	First lien (2)(11)	7.50% (L + 6.50%/Q)	9/28/2018	9/25/2024	10,808	10,760	10,916
	First lien (3)(11)(12) - Drawn	8.75% (P + 5.50%/Q)	9/25/2018	9/25/2024	756	750	756
					33,445	33,294	33,771	2.58%
Diligent Corporation
Software	First lien (2)(11)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	17,852	17,767	17,762
	First lien (2)(11)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	9,955	9,908	9,905
	First lien (3)(11)	7.25% (L + 6.25%/Q)	12/19/2018	8/4/2025	5,917	5,886	6,003
					33,724	33,561	33,670	2.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Kaseya Inc.
Software	First lien (8)(11)	8.00% (L + 4.00% + 3.00% PIK/Q)*	5/9/2019	5/2/2025	$28,655	$28,465	$28,655
	First lien (3)(11)	8.00% (L + 4.00% + 3.00% PIK/Q)*	5/9/2019	5/2/2025	3,354	3,325	3,354
	First lien (3)(11)(12) - Drawn	7.50% (L + 6.50%/Q)	5/9/2019	5/2/2025	1,133	1,121	1,133
					33,142	32,911	33,142	2.53%
Tenawa Resource Holdings LLC (15)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(11)	10.50% (Base + 8.00%/Q)	5/12/2014	10/30/2024	38,500	38,463	32,101	2.45%
Ansira Holdings, Inc.
Business Services	First lien (8)(11)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	30,609	30,556	25,105
	First lien (3)(11)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	7,735	7,723	6,344
					38,344	38,279	31,449	2.40%
Integral Ad Science, Inc.
Software	First lien (8)(11)	6.00% (L + 5.00%/S)	7/19/2018	7/19/2024	27,216	27,056	27,216
	First lien (3)(11)	6.00% (L + 5.00%/S)	8/27/2019	7/19/2024	3,556	3,532	3,556
					30,772	30,588	30,772	2.35%
MRI Software LLC
Software	First lien (5)(11)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	22,217	22,128	22,332
	First lien (2)(11)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	6,237	6,211	6,269
					28,454	28,339	28,601	2.18%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,106	24,030	23,805
	Second lien (2)(11)	10.25% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,473	4,500
					28,606	28,503	28,305	2.16%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.10% (L + 5.00%/M)	6/21/2019	6/24/2026	26,950	26,848	27,186	2.07%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	7.50% (L + 6.75%/Q)	11/14/2019	11/19/2027	22,500	22,397	22,725
	Second lien (2)	7.50% (L + 6.75%/Q)	11/14/2019	11/19/2027	4,208	4,172	4,250
					26,708	26,569	26,975	2.06%
New Trojan Parent, Inc.
Healthcare Services	Second lien (2)	7.75% (L + 7.25%/M)	1/22/2021	1/5/2029	26,762	26,633	26,694	2.04%
Granicus, Inc.
Software	First lien (4)(11)	7.25% (L + 6.25%/M)	1/27/2021	1/29/2027	15,600	15,489	15,483
	First lien (3)(11)	7.25% (L + 6.25%/M)	1/27/2021	1/29/2027	4,972	4,935	4,935
	First lien (2)(11)	7.25% (L + 6.25%/M)	1/27/2021	1/29/2027	5,952	5,909	5,907
					26,524	26,333	26,325	2.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

RealPage, Inc.
Business Services	Second lien (2)	7.25% (L + 6.50%/Q)	2/18/2021	4/23/2029	$25,000	$24,815	$25,875	1.97%
Idera, Inc.
Software	Second lien (4)	7.50% (L + 6.75%/S)	6/27/2019	3/2/2029	22,500	22,197	22,613
	Second lien (3)	7.50% (L + 6.75%/S)	4/29/2021	3/2/2029	3,000	2,985	3,015
					25,500	25,182	25,628	1.95%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(11)	3.60% (L + 3.50%/M)	6/24/2019	8/28/2024	16,649	14,948	12,250
	First lien (8)(11)	3.60% (L + 3.50%/M)	10/23/2019	8/28/2024	16,058	13,992	11,816
					32,707	28,940	24,066	1.84%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (8)(11)	6.75% (L + 6.00%/Q)	3/1/2021	3/1/2028	19,259	18,981	18,970
	First lien (2)(11)	6.75% (L + 6.00%/Q)	3/2/2021	3/1/2028	4,913	4,842	4,839
					24,172	23,823	23,809	1.82%
Instructure, Inc.
Software	First lien (8)(11)	6.50% (L + 5.50%/M)	3/24/2020	3/24/2026	22,610	22,494	22,728	1.73%
Syndigo LLC
Software	Second lien (4)	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	22,500	22,339	22,613	1.72%
Astra Acquisition Corp.
Software	First lien (5)	5.50% (L + 4.75%/M)	2/26/2020	3/1/2027	22,275	22,134	22,303	1.70%
Cardinal Parent, Inc.
Software	First lien (4)	5.25% (L + 4.50%/Q)	10/30/2020	11/12/2027	12,157	12,072	12,185
	Second lien (4)(11)	8.50% (L + 7.75%/Q)	11/12/2020	11/13/2028	9,767	9,675	9,962
					21,924	21,747	22,147	1.69%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(11)	7.33% (L + 7.25%/M)	8/2/2018	8/10/2026	14,349	14,310	14,349
	Second lien (8)(11)	7.33% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,480	7,500
					21,849	21,790	21,849	1.67%
Avatar Topco, Inc. (24)
EAB Global, Inc.
Education	Second lien (3)(11)	8.50% (L + 7.50%/Q)	11/17/2017	11/17/2025	13,950	13,817	13,950
	Second lien (8)(11)	8.50% (L + 7.50%/Q)	11/17/2017	11/17/2025	7,500	7,429	7,500
					21,450	21,246	21,450	1.64%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	8.40% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,917	20,916	1.60%
MED Parentco, LP
Healthcare Services	Second lien (8)	8.35% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,726	20,857	1.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (5)(11)	7.00% (L + 6.00%/S)	11/1/2019	10/31/2025	$18,137	$18,068	$18,137
	First lien (5)(11)	7.00% (L + 6.00%/S)	11/1/2019	10/31/2025	2,362	2,352	2,362
					20,499	20,420	20,499	1.56%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	20,313	20,263	20,414	1.56%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/S)	3/12/2021	3/12/2027	19,978	19,834	19,903	1.52%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,931	12,075
	Second lien (8)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,457	7,547
					19,500	19,388	19,622	1.50%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (4)(11)	6.25% (L + 5.25%/Q)	9/9/2019	9/4/2026	19,263	19,094	19,456	1.48%
Xactly Corporation
Software	First lien (4)(11)	8.25% (L + 7.25%/S)	7/31/2017	7/31/2023	19,047	18,993	19,047	1.45%
Bluefin Holding, LLC
Software	Second lien (8)(11)	7.85% (L + 7.75%/M)	9/6/2019	9/3/2027	18,000	18,000	18,180	1.39%
AAC Lender Holdings, LLC (27)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(11)	7.25% (L + 5.75% PIK + 0.50%/M)*	9/30/2015	9/30/2026	27,030	26,975	17,340
	First lien (3)(11)	15.00% (L + 13.50% PIK + 0.50%/M)*	6/10/2021	9/30/2026	1,515	1,515	376
	Subordinated (3)(11)	2.00% (L + 1.00% PIK/Q)*	3/16/2021	9/30/2026	5,234	5	—
					33,779	28,495	17,716	1.35%
Bullhorn, Inc.
Software	First lien (2)(11)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	16,916	16,818	16,916
	First lien (3)(11)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	351	349	351
	First lien (3)(11)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	280	278	280
					17,547	17,445	17,547	1.34%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(11)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	16,030	15,965	16,191
	First lien (3)(11)(12) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	1,214	1,208	1,214
					17,244	17,173	17,405	1.33%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(11)	6.25% (L + 5.25%/Q)	12/18/2018	11/29/2024	17,063	17,010	17,063	1.30%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(11)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	$14,008	$13,951	$14,008
	First lien (5)(11)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	2,520	2,497	2,520
					16,528	16,448	16,528	1.26%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)	6.00% (L + 5.25%/Q)	6/30/2021	6/29/2027	15,382	15,229	15,228	1.16%
Hill International, Inc.**
Business Services	First lien (2)(11)	6.75% (L + 5.75%/M)	6/21/2017	6/21/2023	15,168	15,139	15,168	1.16%
Bleriot US Bidco Inc.
Federal Services	Second lien (2)	8.65% (L + 8.50%/Q)	10/24/2019	10/29/2027	15,000	14,873	15,094	1.15%
CFS Management, LLC
Healthcare Services	First lien (2)(11)	6.25% (L + 5.25%/S)	8/6/2019	7/1/2024	11,556	11,518	11,556
	First lien (3)(11)	6.25% (L + 5.25%/S)	8/6/2019	7/1/2024	3,442	3,428	3,442
					14,998	14,946	14,998	1.14%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(11)	8.50% (L + 7.50%/S)	9/29/2016	9/8/2022	15,114	15,073	14,788	1.13%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(11)	9.25% (L + 8.25%/S)	9/5/2018	9/5/2024	13,444	13,403	13,444	1.03%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(11)	9.00% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,383	13,321	1.02%
PaySimple, Inc.
Software	First lien (2)(11)	5.61% (L + 5.50%/M)	8/19/2019	8/23/2025	9,709	9,638	9,709
	First lien (2)(11)	5.61% (L + 5.50%/M)	8/19/2019	8/23/2025	3,179	3,129	3,179
					12,888	12,767	12,888	0.98%
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)
Software	First lien (2)(11)	5.00% (L + 4.00%/M)	12/7/2016	12/2/2022	2,887	2,883	2,887
	Second lien (8)(11)	10.25% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,818	7,840
	Second lien (3)(11)	10.25% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,154	2,160
					12,887	12,855	12,887	0.98%
Geo Parent Corporation
Business Services	First lien (2)	5.35% (L + 5.25%/M)	12/13/2018	12/19/2025	12,868	12,824	12,868	0.98%
Castle Management Borrower LLC
Business Services	First lien (2)(11)	3.19% (L + 2.19%/Q)	5/31/2018	2/15/2025	14,590	14,556	12,566	0.96%
Calabrio, Inc.
Software	First lien (5)(11)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	12,347	12,257	12,255	0.93%
OEConnection LLC
Business Services	Second lien (2)(11)	8.35% (L + 8.25%/M)	9/25/2019	9/25/2027	12,044	11,943	12,165	0.93%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Apptio, Inc.
Software	First lien (8)(11)	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	$11,203	$11,056	$11,203
	First lien (3)(11)(12) - Drawn	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	827	810	827
					12,030	11,866	12,030	0.92%
CHA Holdings, Inc.
Business Services	Second lien (4)(11)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,963	6,934
	Second lien (3)(11)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,422	4,403
					11,465	11,385	11,337	0.86%
Alert Holding Company, Inc. (16)
Appriss Holdings, Inc.
Business Services	First lien (8)(11)	7.00% (L + 6.00%/Q)	5/24/2019	5/29/2026	10,887	10,817	10,996
	First lien (3)(11)(12) - Drawn	8.25% (P + 5.00%/Q)	5/24/2019	5/30/2025	230	228	230
					11,117	11,045	11,226	0.86%
Recorded Future, Inc.
Software	First lien (8)(11)	7.00% (L + 6.00%/Q)	8/26/2019	7/3/2025	6,250	6,227	6,263
	First lien (8)(11)	7.00% (L + 6.00%/Q)	3/26/2021	7/3/2025	4,800	4,771	4,810
					11,050	10,998	11,073	0.84%
Vectra Co.
Business Products	Second lien (8)(11)	7.35% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,761	10,788	0.82%
Masergy Holdings, Inc.
Business Services	Second lien (2)	8.50% (L + 7.50%/Q)	12/14/2016	12/16/2024	10,500	10,469	10,461	0.80%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(11)	—	5/3/2013	—	14,500	14,500	10,354	0.79%
VT Topco, Inc.
Business Services	Second lien (4)(11)	6.85% (L + 6.75%/M)	8/14/2018	7/31/2026	10,000	9,982	10,000	0.76%
Quartz Holding Company
Software	Second lien (3)(11)	8.09% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,843	10,000	0.76%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	5.41% (L + 5.25%/Q)	5/22/2019	7/10/2026	9,850	9,756	9,899	0.76%
Affordable Care Holding Corp.
Healthcare Services	First lien (2)(11)	5.75% (L + 4.75%/Q)	3/18/2019	10/24/2022	9,742	9,667	9,742	0.74%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (2)(11)	5.75% (L + 4.75%/S)	11/30/2018	7/21/2023	9,182	9,160	9,182	0.70%
Specialtycare, Inc.
Healthcare Services	First lien (2)	6.75% (L + 5.75%/M)	6/18/2021	6/18/2028	7,224	7,116	7,115
	First lien (3)(12) - Drawn	4.08% (L + 4.00%/M)	6/18/2021	6/18/2026	67	66	66
					7,291	7,182	7,181	0.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.10% (L + 5.00%/M)	7/30/2019	7/31/2026	$6,888	$6,861	$6,862	0.52%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	6.60% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,710	6,701	0.51%
Appriss Health Holdings, Inc. (17)
Appriss Health, LLC
Business Services	First lien (8)(11)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	6,250	6,189	6,188	0.47%
ADG, LLC
Healthcare Services	Second lien (3)(11)	11.00% (L + 10.00% PIK/Q)*	10/3/2016	3/28/2024	6,235	6,201	5,778	0.44%
Sphera Solutions, Inc.
Software	First lien (2)(11)	8.75% (L + 7.75%/Q)	9/10/2019	6/14/2023	2,451	2,440	2,476	0.19%
Education Management Corporation (14)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M)(30)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	13.00% (L + 7.50%/M)(30)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q)(30)	1/5/2015	7/2/2020	206	201	—
	First lien (3)	9.75% (L + 6.50%/Q)(30)	1/5/2015	7/2/2020	116	113	—
	First lien (2)	11.75% (P + 8.50%/M)(30)	1/5/2015	7/2/2020	140	116	—
	First lien (3)	11.75% (P + 8.50%/M)(30)	1/5/2015	7/2/2020	79	65	—
	First lien (2)	11.75% (P + 8.50%/M)(30)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(30)	1/5/2015	7/2/2020	2	2	—
					1,016	957	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (30)(31)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States					$2,150,486	$2,130,685	$2,099,146	160.11%
Total Funded Debt Investments					$2,200,544	$2,180,449	$2,149,624	163.96%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(11)(23)	—	9/1/2017	—	90,339	$8,954	$9,305	0.71%
Total Shares - Hong Kong						$8,954	$9,305	0.71%
Equity - United States
Avatar Topco, Inc.(24)
Education	Preferred shares (3)(11)	—	11/17/2017	—	35,750	$55,437	$57,639	4.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Symplr Software Intermediate Holdings, Inc. (25)
Healthcare Information Technology	Preferred shares (4)(11)	—	11/30/2018	—	7,500	$10,058	$10,171
	Preferred shares (3)(11)	—	11/30/2018	—	2,586	3,468	3,506
						13,526	13,677	1.04%
Project Essential Super Parent, Inc.(28)
Software	Preferred shares (3)(11)	—	4/20/2021	—	10,000	10,054	10,051	0.76%
Diligent Preferred Issuer, Inc.(29)
Software	Preferred shares (3)(11)	—	4/6/2021	—	10,000	9,875	9,875	0.75%
Alert Holding Company, Inc. (16)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)(11)	—	5/31/2019	—	6,111	7,582	7,674	0.59%
Appriss Health Holdings, Inc. (17)
Appriss Health Intermediate Holdings, Inc.
Business Services	Preferred shares (3)(11)	—	5/6/2021	—	2,333	2,337	2,336	0.18%
Ancora Acquisition LLC
Education	Preferred shares (9)(11)	—	8/12/2013	—	372	83	158	0.01%
Tenawa Resource Holdings LLC (15)
QID NGL LLC
Specialty Chemicals & Materials	Preferred shares (6)(11)	—	10/30/2017	—	1,623,385	1,623	—
	Preferred shares (6)(11)	—	11/24/2020	—	44,668	45	—
	Ordinary shares (6)(11)	—	5/12/2014	—	5,290,997	5,291	—
						6,959	—	—%
Education Management Corporation (14)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
AAC Lender Holdings, LLC(27)
Education	Ordinary shares (3)(11)	—	3/16/2021	—	758	—	—	—%
Total Shares - United States						$106,322	$101,410	7.73%
Total Shares						$115,276	$110,715	8.44%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Warrants - United States
ASP LCG Holdings, Inc.
Education	Warrants (3)(11)	—	5/5/2014	5/5/2026	622	$37	$685	0.05%
Total Warrants - United States						$37	$685	0.05%
Total Funded Investments						$2,295,762	$2,261,024	172.45%
Unfunded Debt Investments - United States
MRI Software LLC
Software	First lien (2)(11)(12) - Undrawn	—	3/24/2021	3/24/2022	$9,684	$—	$50
	First lien (3)(11)(12) - Undrawn	—	1/31/2020	2/10/2022	821	—	4
	First lien (3)(11)(12) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	—
					12,507	(10)	54	0.00%
AAC Lender Holdings, LLC (27)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(11)(12) - Undrawn	—	1/25/2021	9/30/2026	2,652	—	—	—%
Associations, Inc.
Business Services	First lien (2)(12) - Undrawn	—	7/30/2018	7/30/2021	152	(1)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(11)(12) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(11)(12) - Undrawn	—	2/20/2020	2/20/2026	585	(3)	—	—%
Recorded Future, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	8/26/2019	7/3/2025	750	(4)	—	—%
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)
Software	First lien (3)(11)(12) - Undrawn	—	12/7/2016	12/2/2022	1,000	(5)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(11)(12) - Undrawn	—	3/13/2020	2/6/2025	1,013	(5)	—	—%
Alert Holding Company, Inc. (16)
Appriss Holdings, Inc.
Business Services	First lien (3)(11)(12) - Undrawn	—	5/24/2019	5/30/2025	700	(7)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(11)(12) - Undrawn	—	8/7/2019	7/16/2024	$1,848	$(9)	$—
	First lien (3)(11)(12) - Undrawn	—	8/7/2019	7/16/2021	6,061	—	—
					7,909	(9)	—	—%
Xactly Corporation
Software	First lien (3)(11)(12) - Undrawn	—	7/31/2017	7/31/2023	992	(10)	—	—%
Kaseya Inc.
Software	First lien (3)(11)(12) - Undrawn	—	5/9/2019	5/2/2025	1,179	(12)	—	—%
Bullhorn, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	9/24/2019	10/1/2021	781	(6)	—
	First lien (3)(11)(12) - Undrawn	—	9/24/2019	9/30/2026	852	(6)	—
					1,633	(12)	—	—%
Trader Interactive, LLC
Business Services	First lien (3)(11)(12) - Undrawn	—	6/15/2017	6/15/2023	1,673	(13)	—	—%
Instructure, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	3/24/2020	3/24/2026	2,036	(13)	—	—%
Finalsite Holdings, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	9/25/2018	9/25/2024	1,765	(13)	—	—%
Integral Ad Science, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	7/19/2018	7/19/2023	1,807	(18)	—	—%
Diligent Corporation
Software	First lien (3)(11)(12) - Undrawn	—	3/30/2021	8/4/2025	3,624	(18)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	8/7/2019	5/24/2024	2,925	(18)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(11)(12) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	—	—%
Bluefin Holding, LLC
Software	First lien (3)(11)(12) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Apptio, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	1/10/2019	1/10/2025	$1,240	$(25)	$—	—%
ConnectWise, LLC
Software	First lien (3)(11)(12) - Undrawn	—	11/26/2019	2/28/2025	3,982	(25)	—	—%
GC Waves Holdings, Inc.**
Business Services	First lien (3)(11)(12) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	—	—%
CoolSys, Inc.
Industrial Services	First lien (3)(12) - Undrawn	—	11/20/2019	11/19/2021	1,400	—	(4)	(0.00) %
Appriss Health Holdings, Inc. (17)
Appriss Health, LLC
Business Services	First lien (3)(11)(12) - Undrawn	—	5/6/2021	5/6/2027	417	(4)	(4)	(0.00) %
Calabrio, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	4/16/2021	4/16/2027	1,487	(11)	(11)	(0.00) %
Specialtycare, Inc.
Healthcare Services	First lien (3)(12) - Undrawn	—	6/18/2021	6/18/2023	671	—	(10)
	First lien (3)(12) - Undrawn	—	6/18/2021	6/18/2026	492	(7)	(7)
					1,163	(7)	(17)	(0.00) %
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(12) - Undrawn	—	3/12/2021	3/10/2023	4,924	—	(18)	(0.00) %
Salient CRGT Inc.
Federal Services	First lien (3)(12) - Undrawn	—	6/26/2018	11/29/2021	6,125	(490)	(46)	(0.00) %
Granicus, Inc.
Software	First lien (3)(11)(12) - Undrawn	—	1/27/2021	1/30/2023	1,062	—	(8)
	First lien (3)(11)(12) - Undrawn	—	1/27/2021	1/29/2027	2,414	(18)	(18)
	First lien (3)(11)(12) - Undrawn	—	4/23/2021	4/21/2023	4,600	—	(23)
					8,076	(18)	(49)	(0.00) %

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(12) - Undrawn	—	6/30/2021	6/29/2027	$1,501	$(15)	$(15)
	First lien (3)(12) - Undrawn	—	6/30/2021	6/29/2023	5,252	—	(53)
					6,753	(15)	(68)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(11)(12) - Undrawn	—	3/1/2021	3/1/2023	10,664	—	(160)	(0.01)%
Total Unfunded Debt Investments - United States					$101,093	$(842)	$(323)	(0.02)%
Total Unfunded Debt Investments					$101,093	$(842)	$(323)	(0.02)%
Total Non-Controlled/Non-Affiliated Investments						$2,294,920	$2,260,701	172.43%
Non-Controlled/Affiliated Investments (32)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (18)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(11)	11.00% (L + 10.00%/M)	12/11/2020	12/11/2026	$15,000	$14,860	$15,000	1.15%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(11)	15.00% PIK/Q*	9/12/2019	9/12/2023	5	5	—	—%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(11)	10.00% PIK/Q(30)*	3/30/2021	—	247	—	—
	First lien (3)(11)	11.00% (L + 10.00% PIK/M)(30)*	7/23/2020	—	3,409	—	—
					3,656	—	—	—%
Total Funded Debt Investments - United States					$18,661	$14,865	$15,000	1.15%
Equity - United States
TVG-Edmentum Holdings, LLC (18)
Education	Preferred shares (3)(11)	—	12/11/2020	—	37,793	$39,926	$70,500
	Ordinary shares (3)(11)	—	12/11/2020	—	36,750	37,999	68,556
						77,925	139,056	10.60%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(11)	—	7/31/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(11)	—	7/31/2017	—	2,786,000	1,282	401
						12,783	4,000	—%
Total Shares - United States						$90,708	$143,056	10.91%
Total Non-Controlled/Affiliated Investments						$105,573	$158,056	12.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Controlled Investments (33)
Funded Debt Investments - United States
New Benevis Topco, LLC (26)
New Benevis Holdco, Inc.
Healthcare Services	First lien (2)(11)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	$31,978	$31,978	$31,978
	First lien (8)(11)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	7,846	7,846	7,846
	First lien (3)(11)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	3,853	3,853	3,853
	Subordinated (3)(11)	12.00% PIK/M*	10/6/2020	10/6/2025	15,576	13,013	12,628
					59,253	56,690	56,305	4.29%
UniTek Global Services, Inc.
Business Services	First lien (2)(11)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	12,575	12,575	12,194
	First lien (3)(11)	8.50% (L + 5.50% + 2.00% PIK/S)*	3/16/2020	8/20/2024	9,318	8,467	9,036
	First lien (2)(11)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	2,515	2,515	2,439
	First lien (3)(11)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	1,344	1,174	1,303
	Second lien (3)(11)	15.00% PIK/Q*	12/16/2020	2/20/2025	9,247	9,247	9,247
					34,999	33,978	34,219	2.61%
NHME Holdings Corp. (22)
National HME, Inc.
Healthcare Services	Second lien (3)(11)	12.00% PIK/Q*	11/27/2018	5/27/2024	19,784	17,217	14,344
	Second lien (3)(11)	12.00% PIK/Q*	11/27/2018	5/27/2024	10,933	10,314	9,566
					30,717	27,531	23,910	1.82%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(11)	18.00% PIK/M*	10/30/2020	12/31/2024	16,655	16,655	16,655
	First lien (3)(11)(12) - Drawn	10.00% (L + 9.00% PIK/M)*	10/30/2020	12/31/2024	5,258	5,258	5,258
					21,913	21,913	21,913	1.68%
Total Funded Debt Investments - United States					$146,882	$140,112	$136,347	10.40%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(11)	—	9/13/2016	—	—	$7,345	$14,444	1.10%
Total Shares - Canada						$7,345	$14,444	1.10%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(11)	—	5/4/2018	—	—	$140,000	$140,000	10.68%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(11)	—	5/5/2021	—	—	$112,400	$112,400	8.58%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(11)	—	6/20/2018	—	—	62,855	80,062	6.11%
New Benevis Topco, LLC (26)
Healthcare Services	Ordinary shares (2)(11)	—	10/6/2020	—	269,027	27,154	30,366
	Ordinary shares (8)(11)	—	10/6/2020	—	66,007	6,662	7,451
	Ordinary shares (3)(11)	—	10/6/2020	—	60,068	6,105	6,780
						39,921	44,597	3.40%
NM GLCR LP
Net Lease	Membership interest (7)(11)	—	2/1/2018	—	—	14,750	41,679	3.18%
NM CLFX LP
Net Lease	Membership interest (7)(11)	—	10/6/2017	—	—	12,538	24,670	1.88%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(11)(21)	—	8/17/2018	—	11,517,173	11,517	9,025
	Preferred shares (3)(11)(21)	—	8/29/2019	—	6,845,196	6,845	6,074
	Preferred shares (3)(11)(20)(30)	—	6/30/2017	—	19,795,435	19,795	4,739
	Preferred shares (2)(11)(19)(30)	—	1/13/2015	—	29,326,545	26,946	—
	Preferred shares (3)(11)(19)(30)	—	1/13/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(11)	—	1/13/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(11)	—	1/13/2015	—	1,993,749	532	—
						75,007	19,838	1.51%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(11)	—	10/30/2020	—	100	11,155	11,000	0.83%
NM APP US LLC
Net Lease	Membership interest (7)(11)	—	9/13/2016	—	—	5,080	8,781	0.67%
NM YI, LLC
Net Lease	Membership interest (7)(11)	—	9/30/2019	—	—	6,272	8,065	0.61%
NM DRVT LLC
Net Lease	Membership interest (7)(11)	—	11/18/2016	—	—	5,152	7,349	0.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (13)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

NHME Holdings Corp. (22)
Healthcare Services	Ordinary shares (3)(11)	—	11/27/2018	—	640,000	$4,000	$4,000	0.31%
NM JRA LLC
Net Lease	Membership interest (7)(11)	—	8/12/2016	—	—	2,043	3,881	0.30%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(11)	—	6/20/2018	—	—	690	855	0.07%
NM KRLN LLC
Net Lease	Membership interest (7)(11)	—	11/15/2016	—	—	8,962	575	0.04%
Total Shares - United States						$500,825	$507,752	38.73%
Total Shares						$508,170	$522,196	39.83%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(11)	—	12/16/2020	2/20/2025	8,523	$—	$10,588	0.80%
NHME Holdings Corp. (22)
Healthcare Services	Warrants (3)(11)	—	11/27/2018	—	160,000	1,000	1,000	0.08%
Total Warrants - United States						$1,000	$11,588	0.88%
Total Funded Investments						$649,282	$670,131	51.11%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(11)(12) - Undrawn	—	10/30/2020	12/31/2024	$4,977	$—	$—	—%
Total Unfunded Debt Investments - United States					$4,977	$—	$—	—%
Total Controlled Investments						$649,282	$670,131	51.11%
Total Investments						$3,049,775	$3,088,888	235.60%

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
June 30, 2021
(in thousands, except shares)
(unaudited)

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
(13)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2021.
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
(16)The Company holds investments in two wholly-owned subsidiaries of Alert Holding Company, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Holdings, Inc. and preferred equity in Alert Intermediate Holdings I, Inc. The preferred equity is entitled to receive preferential dividends at a rate of L + 10.5% per annum.
(17)The Company holds investments in two wholly-owned subsidiaries of Appriss Health Holdings, Inc. The company holds a first lien term loan and a first lien revolver in Appriss Health, LLC, and preferred equity in Appriss Health Intermediate Holdings, Inc. The preferred equity is entitled to receive preferential dividends at a rate of 11.00% per annum.
(18)The Company holds ordinary shares and preferred shares in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. The preferred shares are entitled to receive cumulative preferential dividends at a rate of 10.0% per annum. The ordinary shares are entitled to receive cumulative preferential dividends at a rate of 12.0% per annum.
(19)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.
(20)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.
(21)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.
(22)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as second lien term loans in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.
(23)The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares.
(24)The Company holds preferred equity in Avatar Topco, Inc. and holds a second lien term loan investment in EAB Global, Inc., a wholly-owned subsidiary of Avatar Topco, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of L + 11.00% per annum.
(25)The Company holds preferred equity in Symplr Software Intermediate Holdings, Inc. that is entitled to receive cumulative preferential dividends at a rate of L + 10.50% per annum.
(26)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(27)The Company holds ordinary shares in AAC Lender Holdings, LLC and a first lien term loan, first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(28)The company holds preferred equity in Project Essential Super Parent, LLC that is entitled to receive cumulative preferential dividends at a rate of L + 9.50% per annum.
(29)The company holds preferred equity in Diligent Preferred Issuer, Inc. that is entitled to receive cumulative preferential dividends at a rate of 10.50% per annum.
(30)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(31)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of June 30, 2021. See Note 2. Summary of Significant Accounting Policies, for details.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

(32)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2021 and December 31, 2020 along with transactions during the six months ended June 30, 2021 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2021	Interest Income	Dividend Income	Other Income
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc. / Permian Trust	$—	$225	$(12,438)	$(12,213)	$12,213	$—	$—	$—	$—
Sierra Hamilton Holdings Corporation	4,776	11	(828)	2	41	4,000	188	—	17
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	98,236	3,060	—	—	52,760	154,056	838	3,050	188
Total Non-Controlled/Affiliated Investments	$103,012	$3,296	$(13,266)	$(12,211)	$65,014	$158,056	$1,026	$3,050	$205

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

(33)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of June 30, 2021 and December 31, 2020, along with transactions during the six months ended June 30, 2021 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2021	Interest Income	Dividend Income	Other Income
Edmentum Inc.	$—	$—	$—	$1,557	$—	$—	$—	$—	$1,200
National HME, Inc./NHME Holdings Corp.	27,530	2,188	—	—	(808)	28,910	2,188	—	250
New Benevis Topco, LLC / New Benevis Holdco, Inc.	98,442	2,604	—	—	(144)	100,902	3,354	—	750
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	29,336	3,577	—	—	—	32,913	1,650	—	372
NM APP CANADA CORP	12,302	—	—	—	2,142	14,444	—	505	—
NM APP US LLC	7,410	—	—	—	1,371	8,781	—	297	—
NM CLFX LP	14,885	—	—	—	9,785	24,670	—	788	—
NM DRVT LLC	7,084	—	—	—	265	7,349	—	247	—
NM JRA LLC	3,830	—	—	—	51	3,881	—	139	—
NM GLCR LP	29,130	—	—	—	12,549	41,679	—	951	—
NM KRLN LLC	1,501	381	—	—	(1,307)	575	—	—	—
NM NL Holdings, L.P.	67,132	8,409	—	—	4,521	80,062	—	3,526	—
NM GP Holdco, LLC	703	106	—	—	46	855	—	39	—
NM YI LLC	6,852	—	—	—	1,213	8,065	—	509	—
NMFC Senior Loan Program I LLC	23,000	10,000	(33,000)	—	—	—	—	741	—
NMFC Senior Loan Program II LLC	79,400	—	(79,400)	—	—	—	—	2,410	—
NMFC Senior Loan Program III LLC	120,000	20,000	—	—	—	140,000	—	9,012	—
NMFC Senior Loan Program IV LLC	—	112,400	—	—	—	112,400	—	2,428	—
UniTek Global Services, Inc.	72,338	3,657	(2,582)	—	(8,768)	64,645	1,895	2,615	375
Total Controlled Investments	$600,875	$163,322	$(114,982)	$1,557	$20,916	$670,131	$9,087	$24,207	$2,947

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2021, 15.3% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2021
(unaudited)

June 30, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	52.00%
Second lien	21.25%
Subordinated	1.23%
Equity and other	25.52%
Total investments	100.00%

June 30, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	29.31%
Business Services	21.30%
Healthcare Services	14.92%
Education	9.63%
Investment Funds (includes investments in joint ventures)	8.17%
Net Lease	6.16%
Federal Services	2.07%
Distribution & Logistics	1.98%
Specialty Chemicals & Materials	1.57%
Healthcare Information Technology	1.57%
Industrial Services	1.34%
Energy	1.20%
Packaging	0.43%
Business Products	0.35%
Total investments	100.00%

June 30, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	91.80%
Fixed rates	8.20%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

June 30, 2021
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
    New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through June 30, 2021, NMFC raised approximately $893,183 in net proceeds from additional offerings of its common stock.
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
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA-eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2021, the Company’s top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
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
    New Mountain Net Lease Corporation
    NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2021.

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

Below is certain summarized property information for NMNLC as of June 30, 2021:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2021
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$80,917
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	41,679
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	24,670
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	14,444
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	8,781
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,065
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,349
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,881
NM KRLN LLC	None	N/A	MD	95	575
					$190,361
    Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2021 and December 31, 2020, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $21,422 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2021 and December 31, 2020.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2021, the Company recognized PIK and non-cash interest from investments of $5,530 and $11,368, respectively, and PIK and non-cash dividends from investments of $5,846 and $11,033, respectively. For the three and six months ended June 30, 2020, the Company recognized PIK and non-cash interest from investments of $3,228 and $6,718, respectively, and PIK and non-cash dividends from investments of $3,802 and $5,346, respectively.

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
For the three and six months ended June 30, 2021, the Company recognized a total income tax provision of approximately $22 and $138, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2021, the Company recorded current income tax expense of approximately $22 and $23, respectively, and deferred income tax provision of approximately $0 and $115, respectively. For the three and six months ended June 30, 2020, the Company recognized a total income tax (provision) benefit of approximately $(370) and $528, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2020, the Company recorded current income tax benefit of approximately $7 and $7, respectively, and deferred income tax (provision) benefit of approximately $(377) and $521, respectively.
As of June 30, 2021 and December 31, 2020, the Company had $(13) and $101, respectively, of deferred tax (liabilities) assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2020, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2021 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2021 and June 30, 2020, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the Repurchase Program.
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
Note 3. Investments
At June 30, 2021, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,631,322	$1,606,232
Second lien	660,884	656,434
Subordinated	42,378	37,982
Equity and other	715,191	788,240
Total investments	$3,049,775	$3,088,888
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$899,545	$905,039
Business Services	715,166	657,728
Healthcare Services	459,541	460,993
Education	245,917	297,599
Investment Funds (includes investments in joint ventures)	252,400	252,400
Net Lease	125,687	190,361
Federal Services	63,527	64,035
Distribution & Logistics	65,498	61,093
Specialty Chemicals & Materials	61,865	48,629
Healthcare Information Technology	48,154	48,446
Industrial Services	41,475	41,543
Energy	45,856	36,913
Packaging	14,383	13,321
Business Products	10,761	10,788
Total investments	$3,049,775	$3,088,888

At December 31, 2020, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,601,438	$1,576,217
Second lien	699,263	692,828
Subordinated	46,407	36,939
Equity and other	650,561	647,518
Total investments	$2,997,669	$2,953,502
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$810,907	$815,109
Business Services	673,680	623,609
Healthcare Services	483,845	479,084
Education	236,922	238,034
Investment Funds (includes investments in joint ventures)	222,400	222,400
Net Lease	116,791	150,829
Federal Services	82,637	83,742
Consumer Services	78,231	78,538
Specialty Chemicals & Materials	62,037	61,651
Distribution & Logistics	65,589	57,878
Healthcare Information Technology	47,610	47,915
Industrial Services	36,581	36,744
Energy	55,309	34,112
Packaging	14,371	13,069
Business Products	10,759	10,788
Total investments	$2,997,669	$2,953,502

    During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of June 30, 2021, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $1,442 and $2,838 for the three and six months then ended, respectively. During the fourth quarter of 2020, the Company placed an aggregate principal amount of $9,898 of its investment in the senior preferred shares of UniTek on non-accrual status. As of June 30, 2021, the Company's senior preferred shares in UniTek, which were placed on non-accrual status, had an aggregate cost basis of $9,898, an aggregate fair value of approximately $2,370 and total unearned dividend income of approximately $484 and $936 for the three and six months then ended, respectively.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of June 30, 2021, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $957, an aggregate fair value of $0 and total unearned interest income of $9 and $9 for the three and six months then ended, respectively.
    As of June 30, 2021, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $59,998 and $0, respectively. As of June 30, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $46,072. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2021.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of June 30, 2021 and December 31, 2020, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $10,354 and $10,354, respectively, which is reflective of the higher inherent risk in this transaction.
NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I was structured as a private investment fund and was a portfolio company held by the Company. SLP I operated under a limited liability company agreement (the “SLP I Agreement”) and invested in senior secured loans issued by companies within the Company’s core industry verticals. These investments were typically broadly syndicated first lien loans.
Effective May 5, 2021, the Company and SkyKnight Income III, LLC (“SkyKnight Income III”) entered into a Contribution Agreement in which 100% of both of their membership interests in SLP I were transferred and contributed to NMFC Senior Loan Program IV LLC ("SLP IV"), a Delaware limited liability company, structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha"). On May 5, 2021, SLP I entered into Amendment 1 to the First Amended and Restated Limited Liability Company Agreement (the “Amended Restated SLP I Agreement”), which admitted SLP IV as the sole member of SLP I. As of May 5, 2021, SLP I is a wholly-owned subsidiary of SLP IV.
As of May 4, 2021, SLP I had total investments with an aggregate fair value of approximately $119,642, debt outstanding of $79,467 and capital that had been called and funded of $43,000. As of December 31, 2020, SLP I had total investments with an aggregate fair value of approximately $124,659, debt outstanding of $188,867 and capital that had been called and funded of $43,000. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2020.
Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of December 31, 2020. As of May 5, 2021 all investments in the SLP I portfolio are included in the consolidated portfolio of SLP IV.

December 31, 2020
First lien investments (1)	$127,660
Weighted average interest rate on first lien investments (2)	4.85%
Number of portfolio companies in SLP I	34
Largest portfolio company investment (1)	$7,797
Total of five largest portfolio company investments (1)	$34,918

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$3,678	$3,701	$3,649
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	6,866	6,809	6,836
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	6,614	6,578	6,531
ASG Technologies Group, Inc.	Software	4.50% (L + 3.50%)	7/31/2024	653	651	636
BarBri, Inc.	Education	5.00% (L + 4.00%)	12/1/2023	5,980	5,964	5,980
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	131	130	131
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	631	628	631
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	4,520	4,504	4,474
Certara Holdco, Inc.	Healthcare Information Technology	3.75% (L + 3.50%)	8/15/2024	5,138	5,134	5,145
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	452	452	423
Cvent, Inc.	Software	3.90% (L + 3.75%)	11/29/2024	6,745	6,732	6,479
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	3,433	3,426	3,419
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	6,103	6,084	5,925
Emerald 2 Limited	Business Services	3.50% (L + 3.25%)	7/10/2026	449	448	445
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	1,345	1,333	1,336
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	1,363	1,342	1,355
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	6,693	6,677	6,141
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	3,609	3,597	3,524
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	138	137	138
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,372	1,367	1,344
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	5,314	5,297	5,208
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	781	783	767
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,249	2,245	2,237
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,876	4,868	4,852
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	1,352	1,354	1,346
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,254	2,250	2,217
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	628	626	614
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	4,175	4,159	3,799
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,906	3,883	3,799
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	6,731	6,713	6,731
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,260	4,243	4,192
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	6,779	6,779	6,542
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	6,148	6,096	6,162
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	2,739	2,716	2,712
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	7,797	7,792	7,174
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	1,758	1,743	1,765
Total Funded Investments				$127,660	$127,241	$124,659

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

Below is certain summarized financial information for SLP I as of May 4, 2021 and December 31, 2020 and for the periods from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021 and the three and six months ended June 30, 2020:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
Investments at fair value (cost of $120,921 and $127,241, respectively)	$119,642	$124,659
Receivable from in-kind distributions	—	100,404
Receivable from unsettled securities sold	—	1,662
Cash and other assets	2,279	6,461
Total assets	$121,921	$233,186

Credit facility	$79,467	$188,867
Deferred financing costs	—	(296)
Distribution payable	310	2,538
Other liabilities	388	1,364
Total liabilities	80,165	192,473

Members' capital	$41,756	$40,713
Total liabilities and members' capital	$121,921	$233,186

Selected Statement of Operations	Three Months Ended		Six Months Ended
Information:	May 4, 2021(1)	June 30, 2020	May 4, 2021(2)	June 30, 2020
Interest income	$589	$4,387	$2,555	$9,509
Other income	2	13	13	52
Total investment income	591	4,400	2,568	9,561

Interest and other financing expenses	381	1,357	852	3,311
Other expenses	52	388	591	786
Total expenses	433	1,745	1,443	4,097
Less: expenses waived and reimbursed	—	(49)	—	(105)
Net expenses	433	1,696	1,443	3,992
Net investment income	158	2,704	1,125	5,569

Net realized (losses) gains on investments	—	(342)	1	(297)
Net change in unrealized (depreciation) appreciation of investments	(163)	22,816	1,302	(16,244)
Net (decrease) increase in members' capital	$(5)	$25,178	$2,428	$(10,972)

(1)Reflects the results of operations for the period from April 1, 2021 through May 4, 2021.
(2)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.

Pursuant to the First Amended and Restated Limited Liability Company Agreement effective December 11, 2020 (the “Restated SLP I Agreement”), the Company was no longer entitled to, and SLP I no longer paid management fees for investment management services provided to SLP I. For the periods from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021, the Company did not earn management fees related to SLP I. For the three and six months ended June 30, 2020, the Company earned approximately $260 and $527, respectively, in management fees related to SLP I, which is included in other income. As of May 4, 2021 and December 31, 2020, approximately $0 and $117, respectively, of management fees related to SLP I was included in receivable from affiliates. For the periods from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021, the Company earned approximately $166 and $741, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2020, the Company earned approximately $689 and $1,409, respectively, of dividend income related to SLP I, which is included in dividend income. As of May 4, 2021 and December 31, 2020, approximately $166 and $657, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II was structured as a private joint venture investment fund between the Company and SkyKnight Income, LLC (“SkyKnight”) and operated under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture was to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments were typically broadly syndicated first lien loans. All investment decisions had to be unanimously approved by the board of managers of SLP II, which had equal representation from the Company and SkyKnight.
Effective May 5, 2021, the Company and SkyKnight entered into a Contribution Agreement in which 100% of both of their membership interests in SLP II were transferred and contributed to SLP IV. Effective May 5, 2021, SLP II entered into Amendment 1 to the Limited Liability Company Agreement (the “Amended SLP II Agreement”), which admitted SLP IV as the sole member of SLP II. As of May 5, 2021, SLP II is a wholly-owned subsidiary of SLP IV.
As of May 4, 2021 and December 31, 2020, SLP II had total investments with an aggregate fair value of approximately $250,290 and $271,149, respectively, and debt outstanding under its credit facility of $158,470 and $183,970, respectively. As of May 4, 2021 and December 31, 2020, none of SLP II's investments were on non-accrual.
Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of December 31, 2020. As of May 5, 2021, all investments in the SLP II portfolio are included in the consolidated portfolio of SLP IV.

December 31, 2020
First lien investments (1)	$279,678
Weighted average interest rate on first lien investments (2)	5.07%
Number of portfolio companies in SLP II	32
Largest portfolio company investment (1)	$16,481
Total of five largest portfolio company investments (1)	$75,522

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$4,613	$4,598	$4,577
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,481	16,410	15,612
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	283	282	283
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,365	1,359	1,365
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	1,341	1,329	1,341
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/30/2026	8,584	8,509	8,584
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	3,652	3,643	3,630
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,026	2,019	1,895
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,588	10,556	9,900
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	7,425	7,409	7,394
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	14,608	14,563	14,182
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,129	3,101	3,106
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,475	14,439	13,281
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,411	4,373	4,411
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	13,755	13,648	13,600
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,225	5,196	4,937
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,865	1,863	1,828
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	7,225	7,219	7,080
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,580	11,549	11,376
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,767	2,760	2,753
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,073	2,069	2,063
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,034	12,011	11,975
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,133	10,105	10,158
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	1,358	1,354	1,328
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,418	12,379	11,300
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,028	3,011	2,945
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,478	12,445	12,478
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	14,663	14,663	14,149
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	5,418	5,372	5,431
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	5,924	5,875	5,865
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,649	14,641	13,477
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	4,088	4,053	4,105
Total Funded Investments				$279,678	$278,595	$271,149

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

Below is certain summarized financial information for SLP II as of May 4, 2021 and December 31, 2020 and for the periods from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021 and the three and six months ended June 30, 2020:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
Investments at fair value (cost of $254,139 and $278,595, respectively)	$250,290	$271,149
Cash and other assets	5,691	8,759
Total assets	$255,981	$279,908

Credit facility	$158,470	$183,970
Deferred financing costs	—	(534)
Distribution payable	535	2,500
Other liabilities	460	1,058
Total liabilities	159,465	186,994

Members' capital	$96,516	$92,914
Total liabilities and members' capital	$255,981	$279,908

Selected Statement of Operations	Three Months Ended		Six Months Ended
Information:	May 4, 2021(1)	June 30, 2020	May 4, 2021(2)	June 30, 2020
Interest income	$1,210	$4,532	$4,744	$9,979
Other income	—	17	—	70
Total investment income	1,210	4,549	4,744	10,049

Interest and other financing expenses	580	1,361	1,560	3,506
Other expenses	41	130	148	262
Total expenses	621	1,491	1,708	3,768
Net investment income	589	3,058	3,036	6,281

Net realized gains (losses) on investments	1	(862)	3	(806)
Net change in unrealized (depreciation) appreciation of investments	(422)	21,752	3,597	(13,049)
Net increase (decrease) in members' capital	$168	$23,948	$6,636	$(7,574)

(1)Reflects the results of operations for the period from April 1, 2021 through May 4, 2021.
(2)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.

For the period from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021, the Company earned approximately $425 and $2,410, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2020, the Company earned approximately $2,117 and $4,698, respectively, of dividend income related to SLP II, which is included in dividend income. As of May 4, 2021 and December 31, 2020, approximately $425 and $1,985, respectively, of dividend income related to SLP II was included in interest and dividend receivable.

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
    SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2021, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2021 and December 31, 2020.
    On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of June 30, 2021 and December 31, 2020, SLP III had total investments with an aggregate fair value of approximately $680,880 and $609,961, respectively, and debt outstanding under its credit facility of $518,200 and $424,200, respectively. As of June 30, 2021 and December 31, 2020, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2021 and December 31, 2020, SLP III had unfunded commitments in the form of delayed draws of $11,046 and $7,838, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
First lien investments (1)	$695,451	$626,985
Weighted average interest rate on first lien investments (2)	4.58%	4.72%
Number of portfolio companies in SLP III	77	69
Largest portfolio company investment (1)	$23,608	$23,735
Total of five largest portfolio company investments (1)	$96,996	$99,159

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.84% (L + 3.75%)	2/27/2025	$863	$863	$859
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.25% (L + 3.75%)	12/23/2027	2,431	2,418	2,430
Advisor Group Holdings, Inc.	Consumer Services	4.60% (L + 4.50%)	7/31/2026	9,850	9,812	9,884
AG Parent Holdings, LLC	Healthcare Services	5.10% (L + 5.00%)	7/31/2026	12,313	12,265	12,266
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	6,942	6,890	6,920
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.34% (L + 4.25%)	10/9/2026	5,925	5,878	5,906
Astra Acquisition Corp.	Software	5.50% (L + 4.75%)	3/1/2027	16,449	16,376	16,470
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.10% (L + 4.00%)	6/11/2026	6,824	6,783	6,807
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,554	19,480	19,554
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,054	4,036	4,054
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	4,039	4,000	4,046
Bleriot US Bidco Inc.	Federal Services	4.15% (L + 4.00%)	10/31/2026	2,943	2,923	2,947
Bluefin Holding, LLC	Software	4.10% (L + 4.00%)	9/4/2026	9,850	9,736	9,850
Bracket Intermediate Holding Corp.	Healthcare Services	4.44% (L + 4.25%)	9/5/2025	14,588	14,541	14,594
Brave Parent Holdings, Inc.	Software	4.10% (L + 4.00%)	4/18/2025	11,159	11,135	11,161
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	6,983	6,952	7,004
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,020	6,921	7,036
CentralSquare Technologies, LLC	Software	3.90% (L + 3.75%)	8/29/2025	14,625	14,602	13,726
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	972	972	924
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,804	5,777	5,826
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	3,000	2,975	3,000
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	4,478	4,471	4,478
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	867	865	867
Confluent Health, LLC	Healthcare Services	5.10% (L + 5.00%)	6/24/2026	4,376	4,332	4,414
CoolSys, Inc.	Industrial Services	7.00% (L + 6.00%)	11/20/2026	5,000	4,975	4,988
Covenant Surgical Partners, Inc.	Healthcare Services	4.08% (L + 4.00%)	7/1/2026	9,826	9,753	9,765
Covenant Surgical Partners, Inc.	Healthcare Services	4.10% (L + 4.00%)	7/1/2026	2,000	1,980	1,988
CRCI Longhorn Holdings, Inc.	Business Services	3.60% (L + 3.50%)	8/8/2025	14,588	14,542	14,526
Dealer Tire, LLC	Distribution & Logistics	4.35% (L + 4.25%)	12/12/2025	9,850	9,831	9,871
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	6,201	6,171	6,227
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	987	987	990
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/27/2028	4,179	4,138	4,178
Drilling Info Holdings, Inc.	Business Services	4.35% (L + 4.25%)	7/30/2025	18,481	18,423	18,066
EAB Global, Inc.	Education	4.00% (L + 3.50%)	6/28/2028	4,250	4,229	4,234
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	9,812	9,754	9,763
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	7,383	7,350	7,426
EyeCare Partners, LLC	Healthcare Services	3.85% (L + 3.75%)	2/18/2027	14,834	14,819	14,726
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,481	6,481	6,481
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	2,023	2,023	2,023
Greenway Health, LLC	Healthcare I.T.	4.75% (L + 3.75%)	2/16/2024	14,445	14,450	13,686
Heartland Dental, LLC	Healthcare Services	3.60% (L + 3.50%)	4/30/2025	18,445	18,390	18,262
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	18,347	18,191	18,427
Higginbotham Insurance Agency, Inc.	Financial Services	6.50% (L + 5.75%)	11/25/2026	7,169	7,120	7,313
HighTower Holding, LLC	Business Services	4.75% (L + 4.00%)	4/21/2028	3,862	3,824	3,876
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	16,044	16,030	16,062
IG Investments Holdings, LLC (aka Insight Global)	Business Services	4.75% (L + 3.75%)	5/23/2025	7,232	7,196	7,255
Kestra Advisor Services Holdings A, Inc.	Business Services	4.36% (L + 4.25%)	6/3/2026	12,120	12,055	12,135
LI Group Holdings, Inc.	Software	4.50% (L + 3.75%)	3/11/2028	4,643	4,632	4,655
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	2,614	2,600	2,588
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	675	671	668

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	4.75% (L + 3.75%)	10/19/2027	2,956	2,930	2,969
Market Track, LLC	Business Services	6.50% (P + 3.25%)	6/5/2024	$6,114	$6,052	$6,114
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	4,000	3,980	4,007
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	4,237	4,217	4,258
MED ParentCo, LP	Healthcare Services	4.35% (L + 4.25%)	8/31/2026	12,783	12,689	12,813
National Intergovernmental Purchasing Alliance Company	Business Services	3.65% (L + 3.50%)	5/23/2025	8,540	8,537	8,500
Navex Topco, Inc.	Software	3.36% (L + 3.25%)	9/5/2025	18,115	17,998	17,982
Newport Group Holdings II, Inc.	Business Services	3.65% (L + 3.50%)	9/12/2025	4,863	4,847	4,840
Outcomes Group Holdings, Inc.	Healthcare Services	3.40% (L + 3.25%)	10/24/2025	3,383	3,377	3,351
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,850	4,843	4,820
Peraton Corp.	Federal Services	4.50% (L + 3.75%)	2/1/2028	7,481	7,444	7,517
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	4.25% (L + 3.50%)	2/14/2025	4,495	4,495	4,512
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	7,959	7,884	7,982
Premise Health Holding Corp.	Healthcare Services	3.65% (L + 3.50%)	7/10/2025	13,515	13,473	13,447
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,773	9,740	9,644
Project Boost Purchaser, LLC	Business Services	5.00% (L + 4.25%)	6/1/2026	1,985	1,967	1,988
Project Ruby Ultimate Parent Corp. (Mediware)	Healthcare I.T.	4.00% (L + 3.25%)	3/10/2028	11,471	11,414	11,460
Quest Software US Holdings Inc.	Software	4.44% (L + 4.25%)	5/16/2025	14,625	14,581	14,628
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	14,000	13,966	13,977
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,419	2,417	2,382
Sovos Brands Intermediate, Inc.	Food & Beverage	5.00% (L + 4.25%)	6/8/2028	11,375	11,347	11,418
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.40% (L + 4.25%)	7/30/2025	12,120	12,101	11,711
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	3,862	3,853	3,852
Symplr Software, Inc.(fka Caliper Software, Inc.)	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	15,960	15,819	15,996
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	14,963	14,857	14,850
Therapy Brands Holdings LLC	Healthcare I.T.	4.75% (L + 4.00%)	5/18/2028	3,408	3,392	3,408
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	7,615	7,600	7,598
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	9,975	9,902	9,991
Waystar Technologies, Inc.	Healthcare Services	4.10% (L + 4.00%)	10/22/2026	4,087	4,078	4,099
Wirepath LLC	Distribution & Logistics	4.15% (L + 4.00%)	8/5/2024	17,039	17,039	16,698
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	16,616	16,495	16,674
VT Topco, Inc.	Business Services	3.35% (L + 3.25%)	8/1/2025	2,780	2,780	2,767
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,641	9,636	9,448
Total Funded Investments				$684,405	$681,368	$680,903
Unfunded Investments - First lien
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	3/31/2023	312	—	1
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2022	2,023	(15)	40
HighTower Holding, LLC	Business Services	—	4/21/2022	976	—	3
Therapy Brands Holdings LLC	Healthcare I.T.	—	5/18/2023	735	—	—
VetCor Professional Practices LLC	Consumer Services	—	5/20/2023	7,000	(70)	(67)
Total Unfunded Investments				$11,046	$(85)	$(23)
Total Investments				$695,451	$681,283	$680,880

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2021.
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

    Below is certain summarized financial information for SLP III as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and June 30, 2020:

Selected Balance Sheet Information:	June 30, 2021	December 31, 2020
Investments at fair value (cost of $681,283 and $615,916)	$680,880	$609,961
Cash and other assets	32,018	10,176
Receivable from unsettled securities sold	23,407	—
Total assets	$736,305	$620,137

Credit facility	$518,200	$424,200
Deferred financing costs	(1,947)	(2,471)
Payable for unsettled securities purchased	37,296	47,192
Distribution payable	5,607	3,800
Other liabilities	2,517	2,501
Total liabilities	561,673	475,222

Members' capital	$174,632	$144,915
Total liabilities and members' capital	$736,305	$620,137

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income	$7,826	$6,929	$15,197	$14,336
Other income	203	64	306	245
Total investment income	8,029	6,993	15,503	14,581

Interest and other financing expenses	2,691	3,381	5,275	7,077
Other expenses	197	164	368	321
Total expenses	2,888	3,545	5,643	7,398
Net investment income	5,141	3,448	9,860	7,183

Net realized gains on investments	359	6	571	4
Net change in unrealized appreciation (depreciation) of investments	743	38,194	5,552	(25,154)
Net increase (decrease) in members' capital	$6,243	$41,648	$15,983	$(17,967)
For the three and six months ended June 30, 2021, the Company earned approximately $4,485 and $9,012 respectively, of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2020, the Company earned approximately $2,750 and $5,624, respectively, of dividend income related to SLP III, which is included in dividend income. As of June 30, 2021 and December 31, 2020, approximately $4,485 and $3,040, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

NMFC Senior Loan Program IV LLC
SLP IV was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between the Company and SkyKnight Alpha and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement dated May 5, 2021, the members contributed their respective membership interests in SLP I and SLP II to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from the Company and SkyKnight Alpha. SLP IV has a five year investment period and will continue in existence until May 5, 2026. The investment period may be extended for up to one year pursuant to certain terms of the SLP IV Agreement.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2021, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2021.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2021, SLP IV had total investments with an aggregate fair value of approximately $477,299 and debt outstanding under its credit facility of $310,137. As of June 30, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2021, SLP IV had unfunded commitments in the form of delayed draws of $11,470.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2021:

June 30, 2021
First lien investments (1)	$493,512
Weighted average interest rate on first lien investments (2)	4.82%
Number of portfolio companies in SLP IV	57
Largest portfolio company investment (1)	$22,331
Total of five largest portfolio company investments (1)	$105,078

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Access CIG, LLC	Business Services	3.84% (L + 3.75%)	2/27/2025	$8,249	$8,260	$8,209
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,522	16,463	16,522
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.25% (L + 3.75%)	12/23/2027	1,875	1,866	1,875
Advisor Group Holdings, Inc.	Consumer Services	4.60% (L + 4.50%)	7/31/2026	11,757	11,666	11,797
AqGen Island Holdings, Inc	Financial Services	4.00% (L + 3.50%)	5/19/2028	6,250	6,219	6,254
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	5,355	5,315	5,339
Bayou Intermediate II, LLC	Healthcare Products	5.25% (L + 4.50%)	5/13/2028	8,693	8,650	8,737
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,986	1,978	1,986
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	412	410	412
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	3,000	2,989	3,005
Bleriot US Bidco Inc.	Federal Services	4.15% (L + 4.00%)	10/30/2026	3,890	3,871	3,896
Bracket Intermediate Holding Corp.	Healthcare Services	4.44% (L + 4.25%)	9/5/2025	4,497	4,482	4,498
Brave Parent Holdings, Inc.	Software	4.10% (L + 4.00%)	4/18/2025	3,633	3,625	3,634
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	2,820	2,813	2,829
CentralSquare Technologies, LLC	Software	3.90% (L + 3.75%)	8/29/2025	14,625	14,602	13,726
Certara Holdco, Inc.	Healthcare Information Technology	3.60% (L + 3.50%)	8/15/2026	3,959	3,950	3,969
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,984	10,955	10,434
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,016	2,009	1,915
Cvent, Inc.	Software	3.85% (L + 3.75%)	11/29/2024	6,710	6,699	6,635
Dealer Tire, LLC	Distribution & Logistics	4.35% (L + 4.25%)	12/12/2025	10,803	10,782	10,826
Drilling Info Holdings, Inc.	Business Services	4.35% (L + 4.25%)	7/30/2025	20,606	20,548	20,142
EAB Global, Inc.	Education	4.00% (L + 3.50%)	6/28/2028	10,000	9,950	9,963
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	9,812	9,754	9,763
Emerald 2 Limited	Business Services	3.65% (L + 3.50%)	7/10/2026	446	445	446
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	4,452	4,415	4,478
Greenway Health, LLC	Healthcare Information Technology	4.75% (L + 3.75%)	2/16/2024	21,058	21,014	19,953
Heartland Dental, LLC	Healthcare Services	3.60% (L + 3.50%)	4/30/2025	3,591	3,580	3,555
Heartland Dental, LLC	Healthcare Services	4.07% (L + 4.00%)	4/30/2025	6,300	6,269	6,295
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	9,969	9,934	10,013
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	9,365	9,286	9,376
IG Investments Holdings, LLC (aka Insight Global)	Business Services	4.75% (L + 3.75%)	5/23/2025	9,975	9,926	10,007
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,198	5,173	5,132
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	12,476	12,455	12,351
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	3,220	3,215	3,188
Market Track, LLC	Business Services	6.50% (P + 3.25%)	6/5/2024	12,297	12,272	12,297
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	8,000	7,961	8,014
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	8,475	8,433	8,516
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	4,990	4,981	5,011
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	16,822	16,798	16,822
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,062	2,059	2,062
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	867	865	867
National Intergovernmental Purchasing Alliance Company	Business Services	3.65% (L + 3.50%)	5/23/2025	1,327	1,329	1,321
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,242	2,239	2,228
Premise Health Holding Corp.	Healthcare Services	3.65% (L + 3.50%)	7/10/2025	1,976	1,970	1,966
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	16,507	16,459	16,290
Project Boost Purchaser, LLC	Business Services	4.25% (L + 3.75%)	5/30/2026	2,500	2,494	2,500
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	6,899	6,864	6,850
Quest Software US Holdings Inc.	Software	4.44% (L + 4.25%)	5/16/2025	14,625	14,581	14,628
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	5,000	4,981	4,992
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	18,920	18,891	18,778
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,238	4,223	4,174
Sovos Brands Intermediate, Inc.	Food & Beverage	5.00% (L + 4.25%)	6/8/2028	10,000	9,975	10,037

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	$4,000	$3,975	$3,990
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	7,878	7,873	7,819
Therapy Brands Holdings LLC	Healthcare Information Technology	4.75% (L + 4.00%)	5/18/2028	4,621	4,598	4,621
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	2,993	2,974	2,986
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	4,500	4,478	4,507
USIC Holdings, Inc.	Consumer Services	4.25% (L + 3.50%)	5/12/2028	3,849	3,833	3,848
Wirepath LLC	Distribution & Logistics	4.15% (L + 4.00%)	8/5/2024	21,332	21,332	20,906
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	9,673	9,602	9,707
Wrench Group LLC	Consumer Services	4.15% (L + 4.00%)	4/30/2026	8,614	8,549	8,613
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	22,331	22,318	21,885
Total Funded Investments				$482,042	$480,475	$477,395
Unfunded Investments - First lien
Therapy Brands Holdings LLC	Healthcare Information Technology	—	5/18/2023	$1,470	$—	$—
VetCor Professional Practices LLC	Consumer Services	—	5/20/2023	10,000	(100)	(96)
Total Unfunded Investments				$11,470	$(100)	$(96)
Total Investments				$493,512	$480,375	$477,299

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2021.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.

Below is certain summarized consolidated financial information for SLP IV as of June 30, 2021 and for the three and six months ended June 30, 2021:

Selected Consolidated Balance Sheet Information:	June 30, 2021
Investments at fair value (cost of $480,375)	$477,299
Receivable from unsettled securities sold	24,991
Cash and other assets	19,039
Total assets	$521,329

Credit facility	$310,137
Deferred financing costs	(2,912)
Payable for unsettled securities purchased	68,871
Distribution payable	3,933
Other liabilities	1,742
Total liabilities	381,771

Members' capital	$139,558
Total liabilities and members' capital	$521,329

Selected Consolidated Statement of Operations Information:	Three Months Ended	Six Months Ended
	June 30, 2021(1)	June 30, 2021(1)
Interest income	$3,227	$3,227
Other income	14	14
Total investment income	3,241	3,241

Interest and other financing expenses	874	874
Other expenses	269	269
Total expenses	1,143	1,143
Net investment income	2,098	2,098

Net realized gains on investments	224	224
Net change in unrealized appreciation of investments	2,052	2,052
Net increase in members' capital	$4,374	$4,374

(1)Reflects the results of operations for the period from May 5, 2021 through June 30, 2021.
For the period from May 5, 2021 through June 30, 2021, the Company earned approximately $2,428 of dividend income related to SLP IV, which is included in dividend income. As of June 30, 2021, approximately $2,428 of dividend income related to SLP IV was included in interest and dividend receivable.
The Company has determined that SLP IV is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP IV.

Unconsolidated Significant Subsidiaries
    In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies as significant subsidiaries under this rule. As of June 30, 2021, the Company did not have any significant unconsolidated subsidiaries under Regulation S-X Rule 10-01(b)(1).
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2021:

	Total	Level I	Level II	Level III
First lien	$1,606,232	$—	$162,336	$1,443,896
Second lien	656,434	—	343,663	312,771
Subordinated	37,982	—	—	37,982
Equity and other	788,240	—	—	788,240
Total investments	$3,088,888	$—	$505,999	$2,582,889
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$1,576,217	$—	$92,850	$1,483,367
Second lien	692,828	—	122,795	570,033
Subordinated	36,939	—	—	36,939
Equity and other	647,518	—	—	647,518
Total investments	$2,953,502	$—	$215,645	$2,737,857

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2021	$2,640,571	$1,499,850	$394,918	$37,295	$708,508
Total gains or losses included in earnings:
Net realized gains on investments	79	79	—	—	—
Net change in unrealized appreciation (depreciation)	50,787	(5,916)	(1,160)	219	57,644
Purchases, including capitalized PIK and revolver fundings	88,862	64,896	1,410	468	22,088
Proceeds from sales and paydowns of investments	(40,734)	(33,353)	(7,381)	—	—
Transfers into Level III(1)	52,570	32,120	20,450	—	—
Transfers out of Level III(1)	(209,246)	(113,780)	(95,466)	—	—
Fair Value, June 30, 2021	$2,582,889	$1,443,896	$312,771	$37,982	$788,240
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$50,898	$(5,878)	$(1,087)	$219	$57,644

(1)As of June 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2020	$2,737,857	$1,483,367	$570,033	$36,939	$647,518
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(11,991)	221	2	(5,150)	(7,064)
Net change in unrealized appreciation	84,009	1,728	909	5,280	76,092
Purchases, including capitalized PIK and revolver fundings	265,432	190,066	2,759	913	71,694
Proceeds from sales and paydowns of investments	(218,872)	(144,632)	(74,240)	—	—
Transfers into Level III(1)	20,203	—	20,203	—	—
Transfers out of Level III(1)	(293,749)	(86,854)	(206,895)	—	—
Fair Value, June 30, 2021	$2,582,889	$1,443,896	$312,771	$37,982	$788,240
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$71,178	$1,312	$707	$130	$69,029

(1)As of June 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

        The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2020:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2019	$2,506,741	$1,538,423	$419,391	$45,904	$503,023
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(2,936)	(3,019)	—	—	83
Net change in unrealized depreciation	(134,620)	(56,462)	(15,852)	(4,350)	(57,956)
Purchases, including capitalized PIK and revolver fundings	282,356	245,807	19,473	(192)	17,268
Proceeds from sales and paydowns of investments	(324,246)	(284,155)	(40,091)	—	—
Transfers into Level III(1)	375,397	92,424	282,973	—	—
Fair Value, June 30, 2020	$2,702,692	$1,533,018	$665,894	$41,362	$462,418
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(134,892)	$(56,464)	$(16,122)	$(4,350)	$(57,956)

(1)As of June 30, 2020, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2021 and June 30, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2021 and December 31, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2021 were as follows:

				Range
Type	Fair Value as of June 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,271,431	Market & income approach	EBITDA multiple	4.5x	32.0x	14.8x
			Revenue multiple	4.0x	19.5x	7.3x
			Discount rate	4.6%	17.6%	7.6%
	78,815	Market quote	Broker quote	N/A	N/A	N/A
	93,650	Other	N/A(1)	N/A	N/A	N/A
Second lien	272,233	Market & income approach	EBITDA multiple	7.5x	32.0x	14.7x
			Discount rate	6.3%	26.8%	10.6%
	40,538	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	37,982	Market & income approach	EBITDA multiple	8.0x	16.5x	12.0x
			Discount rate	11.0%	18.0%	15.1%
Equity and other	788,082	Market & income approach	EBITDA multiple	5.0x	26.5x	13.8x
			Revenue multiple	5.0x	19.5x	16.5x
			Discount rate	4.4%	33.8%	11.3%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,582,889

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
Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of June 30, 2021, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. See Note 7. Borrowings, for details. The carrying value of the SBA-guaranteed debentures, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes, the 2019A Unsecured Notes and the 2021A Unsecured Notes approximate fair value as of June 30, 2021 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the Convertible Notes as of June 30, 2021 was $215,348 which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of June 30, 2021 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014, as amended and restated on October 25, 2017. See Note 7. Borrowings for details. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser continued to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility. Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2022, the Investment Adviser has entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”) as opposed to the Company’s current base management fee of 1.75% on gross assets less the borrowings under the SLF Credit Facility and less cash and cash equivalents (the “Base Management Fee”). If, for any quarterly period during the term of the fee waiver agreement, the Reduced Base Management Fee would be greater than the Base Management Fee calculated under the terms of the Investment Management Agreement, the Investment Adviser shall only be entitled to the lesser of those two amounts. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2021, management fees waived were approximately $3,804 and $7,441, respectively. For the three and six months ended June 30, 2020, management fees waived were approximately $3,183 and $6,726, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of June 30, 2021), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Management fee	$13,725	$13,134	$27,145	$26,992
Less: management fee waiver	(3,804)	(3,183)	(7,441)	(6,726)
Total management fee	9,921	9,951	19,704	20,266
Incentive fee, excluding accrued capital gains incentive fees	$7,298	$6,896	$14,546	$14,722
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of June 30, 2021 and June 30, 2020, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2021, approximately $667 and $1,421, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $0, respectively, were waived by the Administrator. For the three and six months ended June 30, 2020, approximately $737 and $1,392, respectively, of indirect administrative expenses were included in administrative expenses of which $335 and $335, respectively, were waived by the Administrator. As of June 30, 2021 and December 31, 2020, approximately $667 and $738, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2021, the reimbursement to the Administrator represented approximately 0.02% and 0.04%, respectively, of the

Company's gross assets. For the three and six months ended June 30, 2020, the reimbursement to the Administrator represented approximately 0.01% and 0.04%, respectively, of the Company's gross assets.
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
The Company has entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by the Company under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ending December 31, 2022. See Note 5. Agreements, for details.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2021, the Company’s asset coverage ratio was 183.9%.
Holdings Credit Facility—On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on April 20, 2021, the maturity date of the Holdings Credit Facility is April 20, 2026, and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.
As of June 30, 2021, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
    As of the most recent amendment on April 20, 2021, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. From September 30, 2020 to April 19, 2021 the Holdings Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Prior to September 30, 2020 the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amendment to the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$2,446	$3,208	$5,160	$8,629
Non-usage fee	$330	$330	$693	$542
Amortization of financing costs	$737	$329	$1,240	$658
Weighted average interest rate	2.1%	2.4%	2.3%	3.0%
Effective interest rate	3.0%	2.9%	3.1%	3.4%
Average debt outstanding	$469,053	$535,503	$459,660	$582,523
As of June 30, 2021 and December 31, 2020, the outstanding balance on the Holdings Credit Facility was $505,163 and $450,163, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Amended and Restated Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2021, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on June 4, 2021, the maturity date of the NMFC Credit Facility is June 4, 2026.
As of June 30, 2021, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Senior Secured Revolving Credit Agreement. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the most recent amendment on June 4, 2021, the NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Amended and Restated Senior Secured Revolving Credit Agreement). Prior to June 4, 2021 the NMFC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$922	$1,121	$1,607	$3,061
Non-usage fee	$40	$41	$119	$41
Amortization of financing costs	$42	$34	$76	$68
Weighted average interest rate	2.5%	3.1%	2.6%	3.7%
Effective interest rate	2.8%	3.3%	2.9%	3.8%
Average debt outstanding	$145,868	$144,874	$125,276	$166,687
As of June 30, 2021 and December 31, 2020, the outstanding balance on the NMFC Credit Facility was $98,000 and $165,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of June 30, 2021, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three and six months ended June 30, 2021, amortization of financing costs were $3 and $6, respectively. For the three and six months ended June 30, 2020, amortization of financing costs were $3 and $3, respectively.
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
    As of June 30, 2021, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense(1)	$1,474	$2,296	$3,133	$4,937
Non-usage fee(1)	$87	$40	$164	$97
Amortization of financing costs	$270	$160	$436	$319
Weighted average interest rate	2.8%	3.7%	2.9%	4.1%
Effective interest rate	3.5%	4.0%	3.5%	4.5%
Average debt outstanding	$210,973	$248,571	$214,743	$241,813

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the DB Credit Facility was $223,500 and $244,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
The NMNLC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the Revolving Credit Agreement). For the three and six months ended June 30, 2020, interest expense, non-usage fees and amortization of financing costs were $0 and $0, $12 and $23, and $28 and $56, respectively.
The Credit Agreement (together with the related guarantee and security agreement, "the NMNLC Credit Facility II"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender, is structured as a senior secured revolving credit facility and matures on February 25, 2022. The NMNLC Credit Facility II is guaranteed by the Company and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of June 30, 2021, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $10,000.
The NMNLC Credit Facility II bears interest at a rate of LIBOR plus 2.75% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the Credit Agreement). For the three and six months ended June 30, 2021, interest expense, non-usage fees and amortization of financing costs were $0 and $0, $2 and $2, and $23 and $31, respectively. As of June 30, 2021, the outstanding balance on the NMNLC Credit Facility II was $0 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
Convertible Notes—On August 20, 2018, the Company closed a registered public offering of $100,000 aggregate principal amount of unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, the Company issued an additional $15,000 aggregate principal amount of the Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the Convertible Notes. On June 7, 2019, the Company closed a registered public offering of an additional $86,250 aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115,000 aggregate principal amount of Convertible Notes that the Company issued in August 2018.
    The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2019. The Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018A Indenture. The Company may not redeem the Convertible Notes prior to May 15, 2023. On or after May 15, 2023, the Company may redeem the Convertible Notes for cash, in whole or from time to time in part, at its option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
No sinking fund is provided for the Convertible Notes. Holders of Convertible Notes may, at their option, convert their Convertible Notes into shares of the Company’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes. In addition, if certain corporate events occur, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
The 2018A Indenture contains certain covenants, including covenants requiring the Company to provide certain financial information to the holders of the Convertible Notes and the trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. The 2018A Indenture also includes additional financial covenants related to asset coverage. These covenants are subject to limitations and exceptions that are described in the 2018A Indenture.

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of June 30, 2021:

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at June 30, 2021	10.0%
Conversion rate at June 30, 2021(1)(2)	65.8762
Conversion price at June 30, 2021(2)(3)	$15.18
Last conversion price calculation date	August 20, 2020

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2021 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$2,893	$2,893	$5,786	$5,786
Amortization of financing costs	$99	$98	$196	$197
Amortization of premium	$(25)	$(25)	$(51)	$(51)
Weighted average interest rate	5.8%	5.8%	5.8%	5.8%
Effective interest rate	5.9%	5.9%	5.9%	5.9%
Average debt outstanding	$201,250	$201,250	$201,250	$201,250
As of June 30, 2021 and December 31, 2020, the outstanding balance on the Convertible Notes was $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2019. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year, which commenced on October 15, 2019. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, commencing on July 29, 2021. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$5,958	$5,959	$12,485	$11,919
Amortization of financing costs	$201	$318	$1,457	$635
Weighted average interest rate	4.7%	5.3%	4.8%	5.3%
Effective interest rate	4.8%	5.6%	5.3%	5.6%
Average debt outstanding	$511,500	$453,250	$521,807	$453,250
As of June 30, 2021 and December 31, 2020, the outstanding balance on the Unsecured Notes was $511,500 and $453,250, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of June 30, 2021 and December 31, 2020, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of June 30, 2021 and December 31, 2020, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2021:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$2,021	$2,060	$4,019	$3,883
Amortization of financing costs	$250	$251	$497	$453
Weighted average interest rate	2.7%	2.8%	2.7%	2.9%
Effective interest rate	3.0%	3.1%	3.0%	3.2%
Average debt outstanding	$300,000	$300,000	$300,000	$271,549
The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2021 and December 31, 2020, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2021, the Company had unfunded commitments on revolving credit facilities of $59,998, no outstanding bridge financing commitments and other future funding commitments of $46,072. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $63,411, no outstanding bridge financing commitments and other future funding commitments of $9,715. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of June 30, 2021 and revolver borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver as of December 31, 2020. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $33,452 and $44,918, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The net asset value of the Company experienced a significant reduction from the period of March 31, 2020 through December 31, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets. As of June 30, 2021, the net asset value of the Company has experienced a recovery from that of March 31, 2020.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the outbreak, how quickly vaccines will continue to be distributed nationwide and globally, whether a "herd immunity" will be achieved, whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely and the impact of the COVID-19 pandemic on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on the its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2021:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2020	96,827,342	$968	$1,269,671	$105,981	$(88,250)	$(66,495)	$1,221,875	$15,014	$1,236,889
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(301)	(29,349)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	3,403	3,403
Net increase (decrease) in net assets resulting from operations	—	—	—	28,668	(10,496)	33,318	51,490	365	51,855
Net assets at March 31, 2021	96,827,342	$968	$1,269,671	$105,601	$(98,746)	$(33,177)	$1,244,317	$18,481	$1,262,798
Issuances of common stock	79,646	1	1,048	—	—	—	1,049	—	1,049
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(330)	(29,378)
Distributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	(2,561)	(2,561)
Net increase in net assets resulting from operations	—	—	—	28,845	180	46,787	75,812	3,366	79,178
Net assets at June 30, 2021	96,906,988	$969	$1,270,719	$105,398	$(98,566)	$13,610	$1,292,130	$18,956	$1,311,086

The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2020:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized (Depreciation)	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	Appreciation	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2019	96,827,342	$968	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468	$—	$1,283,468
Distributions declared	—	—	—	(32,921)	—	—	(32,921)	—	(32,921)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	11,315	11,315
Net increase (decrease) in net assets resulting from operations	—	—	—	31,305	114	(203,776)	(172,357)	(65)	(172,422)
Net assets at March 31, 2020	96,827,342	$968	$1,287,853	$89,717	$(85,334)	$(215,014)	$1,078,190	$11,250	$1,089,440
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(258)	(29,306)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,327	(3,755)	52,909	76,481	251	76,732
Net assets at June 30, 2020	96,827,342	$968	$1,287,853	$87,996	$(89,089)	$(162,105)	$1,125,623	$11,243	$1,136,866

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase (decrease) in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings (loss) per share—basic
Numerator for basic earnings (loss) per share:	$75,812	$76,481	$127,302	$(95,876)
Denominator for basic weighted average share:	96,828,217	96,827,342	96,827,782	96,827,342
Basic earnings (loss) per share:	$0.78	$0.79	$1.31	$(0.99)
Earnings (loss) per share—diluted(1)
Numerator for increase (decrease) in net assets per share	$75,812	$76,481	$127,302	$(95,876)
Adjustment for interest on Convertible Notes and incentive fees, net	2,314	2,314	4,629	4,629
Numerator for diluted earnings (loss) per share:	$78,126	$78,795	$131,931	$(91,247)
Denominator for basic weighted average share	96,828,217	96,827,342	96,827,782	96,827,342
Adjustment for dilutive effect of Convertible Notes	13,257,585	13,257,585	13,257,585	13,257,585
Denominator for diluted weighted average share	110,085,802	110,084,927	110,085,367	110,084,927
Diluted earnings (loss) per share:	$0.71	$0.72	$1.20	$(0.99)

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the six months ended June 30, 2020, there was anti-dilution. For the three and six months ended June 30, 2021 and the three months ended June 30, 2020, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020
Per share data(1):
Net asset value, January 1, 2021 and January 1, 2020, respectively	$12.62	$13.26
Net investment income	0.59	0.61
Net realized and unrealized gains (losses)	0.72	(1.60)
Total net increase (decrease)	1.31	(0.99)
Distributions declared to stockholders from net investment income	(0.60)	(0.64)
Net asset value, June 30, 2021 and June 30, 2020, respectively	$13.33	$11.63
Per share market value, June 30, 2021 and June 30, 2020, respectively	$13.17	$9.29
Total return based on market value(2)	21.38%	(26.75)%
Total return based on net asset value(3)	10.55%	(7.32)%
Shares outstanding at end of period	96,906,988	96,827,342
Average weighted shares outstanding for the period	96,827,782	96,827,342
Average net assets for the period	$1,233,423	$1,181,090
Ratio to average net assets:
Net investment income	9.51%	10.03%
Total expenses, before waivers/reimbursements	13.66%	15.02%
Total expenses, net of waivers/reimbursements	12.44%	13.82%
Average debt outstanding—Unsecured Notes	$521,807	$453,250
Average debt outstanding—Holdings Credit Facility	459,660	582,523
Average debt outstanding—SBA-guaranteed debentures	300,000	271,549
Average debt outstanding—DB Credit Facility	214,743	241,813
Average debt outstanding—Convertible Notes	201,250	201,250
Average debt outstanding—NMFC Credit Facility	125,276	166,687
Asset coverage ratio(4)	183.92%	177.71%
Portfolio turnover	9.02%	7.45%

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

Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended June 30, 2021.
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
Note 14. Subsequent Events

On July 29, 2021, the Company’s board of directors declared a third quarter 2021 distribution of $0.30 per share payable on September 30, 2021 to holders of record as of September 16, 2021.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”) including the consolidated schedule of investments, as of June 30, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2021 and 2020, the consolidated statement of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 4, 2021

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
Overview
    We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through June 30, 2021, we raised approximately $893.2 million in net proceeds from additional offerings of our common stock.
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
    Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2021, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of June 30, 2021, our net asset value was approximately $1,292.1 million and our portfolio had a fair value of approximately $3,088.9 million in 102 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 8.8% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 8.2%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.

Recent Developments
On July 29, 2021, our board of directors declared a third quarter 2021 distribution of $0.30 per share payable on September 30, 2021 to holders of record as of September 16, 2021.
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
An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic had resulted in a significant reduction in our net asset value from the period of March 31, 2020 through December 31, 2020 as compared to our net asset value as of December 31, 2019. As of the three and six months ended June 30, 2021, our net asset value has experienced a recovery from that of the three and six months ended June 30, 2020. As of June 30, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of June 30, 2021. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Monitoring of Portfolio Investments”.
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
    The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2021:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,606,232	$—	$162,336	$1,443,896
Second lien	656,434	—	343,663	312,771
Subordinated	37,982	—	—	37,982
Equity and other	788,240	—	—	788,240
Total investments	$3,088,888	$—	$505,999	$2,582,889
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2021, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2021, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2021 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,271,431	Market & income approach	EBITDA multiple	4.5x	32.0x	14.8x
			Revenue multiple	4.0x	19.5x	7.3x
			Discount rate	4.6%	17.6%	7.6%
	78,815	Market quote	Broker quote	N/A	N/A	N/A
	93,650	Other	N/A(1)	N/A	N/A	N/A
Second lien	272,233	Market & income approach	EBITDA multiple	7.5x	32.0x	14.7x
			Discount rate	6.3%	26.8%	10.6%
	40,538	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	37,982	Market & income approach	EBITDA multiple	8.0x	16.5x	12.0x
			Discount rate	11.0%	18.0%	15.1%
Equity and other	788,082	Market & income approach	EBITDA multiple	5.0x	26.5x	13.8x
			Revenue multiple	5.0x	19.5x	16.5x
			Discount rate	4.4%	33.8%	11.3%
	158	Other	N/A(1)	N/A	N/A	N/A
	$2,582,889

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

NMFC Senior Loan Program I LLC
NMFC Senior Loan Program I LLC (“SLP I”) was formed as a Delaware limited liability company on May 27, 2014 and commenced operations on June 10, 2014. SLP I was structured as a private investment fund and was a portfolio company held by the Company. SLP I operated under a limited liability company agreement (the “SLP I Agreement”) and invested in senior secured loans issued by companies within our core industry verticals. These investments were typically broadly syndicated first lien loans.
Effective May 5, 2021, us and SkyKnight Income III, LLC (“SkyKnight Income III”) entered into a Contribution Agreement in which 100% of both of our respective membership interests in SLP I were transferred and contributed to NMFC Senior Loan Program IV LLC ("SLP IV"), a Delaware limited liability company, structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha"). On May 5, 2021, SLP I entered into Amendment 1 to the First Amended and Restated Limited Liability Company Agreement (the “Amended Restated SLP I Agreement”), which admitted SLP IV as the sole member of SLP I. As of May 5, 2021, SLP I is a wholly-owned subsidiary of SLP IV.
As of May 4, 2021, SLP I had total investments with an aggregate fair value of approximately $119.6 million, debt outstanding of $79.5 million and capital that had been called and funded of $43.0 million. As of December 31, 2020, SLP I had total investments with an aggregate fair value of approximately $124.7 million, debt outstanding of $188.9 million and capital that had been called and funded of $43.0 million. Our investment in SLP I is disclosed on our Consolidated Schedule of Investments as of December 31, 2020.

    Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of December 31, 2020. As of May 5, 2021 all investments in the SLP I portfolio are included in the consolidated portfolio of SLP IV.

(in thousands)	December 31, 2020
First lien investments (1)	$127,660
Weighted average interest rate on first lien investments (2)	4.85%
Number of portfolio companies in SLP I	34
Largest portfolio company investment (1)	$7,797
Total of five largest portfolio company investments (1)	$34,918

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$3,678	$3,701	$3,649
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	6,866	6,809	6,836
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	6,614	6,578	6,531
ASG Technologies Group, Inc.	Software	4.50% (L + 3.50%)	7/31/2024	653	651	636
BarBri, Inc.	Education	5.00% (L + 4.00%)	12/1/2023	5,980	5,964	5,980
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	131	130	131
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	631	628	631
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	4,520	4,504	4,474
Certara Holdco, Inc.	Healthcare Information Technology	3.75% (L + 3.50%)	8/15/2024	5,138	5,134	5,145
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	452	452	423
Cvent, Inc.	Software	3.90% (L + 3.75%)	11/29/2024	6,745	6,732	6,479
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	3,433	3,426	3,419
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	6,103	6,084	5,925
Emerald 2 Limited	Business Services	3.50% (L + 3.25%)	7/10/2026	449	448	445
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	1,345	1,333	1,336
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	1,363	1,342	1,355
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	6,693	6,677	6,141
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	3,609	3,597	3,524
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	138	137	138
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,372	1,367	1,344
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	5,314	5,297	5,208
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	781	783	767
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,249	2,245	2,237
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,876	4,868	4,852
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	1,352	1,354	1,346
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,254	2,250	2,217
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	628	626	614
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	4,175	4,159	3,799
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,906	3,883	3,799
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	6,731	6,713	6,731
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,260	4,243	4,192
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	6,779	6,779	6,542
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	6,148	6,096	6,162
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	2,739	2,716	2,712
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	7,797	7,792	7,174
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	1,758	1,743	1,765
Total Funded Investments				$127,660	$127,241	$124,659

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

Below is certain summarized financial information for SLP I as of May 4, 2021 and December 31, 2020 and for the periods from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021 and the three and six months ended June 30, 2020:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
	(in thousands)	(in thousands)
Investments at fair value (cost of $120,921 and $127,241, respectively)	$119,642	$124,659
Receivable from in-kind distributions	—	100,404
Receivable from unsettled securities sold	—	1,662
Cash and other assets	2,279	6,461
Total assets	$121,921	$233,186

Credit facility	$79,467	$188,867
Deferred financing costs	—	(296)
Distribution payable	310	2,538
Other liabilities	388	1,364
Total liabilities	80,165	192,473

Members' capital	$41,756	$40,713
Total liabilities and members' capital	$121,921	$233,186

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information:	May 4, 2021(1)	June 30, 2020	May 4, 2021(2)	June 30, 2020
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$589	$4,387	$2,555	$9,509
Other income	2	13	13	52
Total investment income	591	4,400	2,568	9,561

Interest and other financing expenses	381	1,357	852	3,311
Other expenses	52	388	591	786
Total expenses	433	1,745	1,443	4,097
Less: expenses waived and reimbursed	—	(49)	—	(105)
Net expenses	433	1,696	1,443	3,992
Net investment income	158	2,704	1,125	5,569

Net realized (losses) gains on investments	—	(342)	1	(297)
Net change in unrealized (depreciation) appreciation of investments	(163)	22,816	1,302	(16,244)
Net (decrease) increase in members' capital	$(5)	$25,178	$2,428	$(10,972)

(1)Reflects the results of operations for the period from April 1, 2021 through May 4, 2021.
(2)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.

Pursuant to the First Amended and Restated Limited Liability Company Agreement effective December 11, 2020 (the “Restated SLP I Agreement”), we are no longer entitled to, and SLP I no longer paid management fees for investment management services provided to SLP I. For the periods from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021, we did not earn management fees related to SLP I. For the three and six months ended June 30, 2020, we earned approximately $0.2 million and $0.5 million, respectively, in management fees related to SLP I, which is included in other income. As of May 4, 2021 and December 31, 2020, approximately $0.0 million and $0.1 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the periods from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021, we earned approximately $0.1 million and $0.7 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and six months ended June 30, 2020, we earned approximately $0.7 million and $1.4 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of May 4, 2021 and December 31, 2020, approximately $0.1 million and $0.7 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
NMFC Senior Loan Program II LLC
NMFC Senior Loan Program II LLC ("SLP II") was formed as a Delaware limited liability company on March 9, 2016 and commenced operations on April 12, 2016. SLP II was structured as a private joint venture investment fund between us and SkyKnight Income, LLC (“SkyKnight”) and operated under a limited liability company agreement (the "SLP II Agreement"). The purpose of the joint venture was to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments were typically broadly syndicated first lien loans. All investment decisions had to be unanimously approved by the board of managers of SLP II, which had equal representation from us and SkyKnight.
Effective May 5, 2021, us and SkyKnight entered into a Contribution Agreement in which 100% of both of our membership interests in SLP II were transferred and contributed to SLP IV. Effective May 5, 2021, SLP II entered into Amendment 1 to the Limited Liability Company Agreement (the “Amended SLP II Agreement”), which admitted SLP IV as the sole member of SLP II. As of May 5, 2021, SLP II is a wholly-owned subsidiary of SLP IV.
As of May 4, 2021 and December 31, 2020, SLP II had total investments with an aggregate fair value of approximately $250.3 million and $271.1 million, respectively, and debt outstanding under its credit facility of $158.5 million and $184.0 million, respectively. As of May 4, 2021 and December 31, 2020, none of SLP II's investments were on non-accrual.
Below is a summary of SLP II's portfolio, along with a listing of the individual investments in SLP II's portfolio as of December 31, 2020. As of May 5, 2021, all investments in the SLP II portfolio are included in the consolidated portfolio of SLP IV.

(in thousands)	December 31, 2020
First lien investments (1)	$279,678
Weighted average interest rate on first lien investments (2)	5.07%
Number of portfolio companies in SLP II	32
Largest portfolio company investment (1)	$16,481
Total of five largest portfolio company investments (1)	$75,522

(1)Reflects principal amount or par value of investments.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP II's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$4,613	$4,598	$4,577
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,481	16,410	15,612
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	283	282	283
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,365	1,359	1,365
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	1,341	1,329	1,341
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/30/2026	8,584	8,509	8,584
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	3,652	3,643	3,630
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,026	2,019	1,895
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,588	10,556	9,900
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	7,425	7,409	7,394
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	14,608	14,563	14,182
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,129	3,101	3,106
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,475	14,439	13,281
HS Purchaser, LLC / Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	4,411	4,373	4,411
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	13,755	13,648	13,600
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,225	5,196	4,937
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	1,865	1,863	1,828
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	7,225	7,219	7,080
Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	11,580	11,549	11,376
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	2,767	2,760	2,753
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,073	2,069	2,063
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	12,034	12,011	11,975
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	10,133	10,105	10,158
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	1,358	1,354	1,328
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,418	12,379	11,300
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	3,028	3,011	2,945
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	12,478	12,445	12,478
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	14,663	14,663	14,149
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	5,418	5,372	5,431
Wrench Group LLC	Consumer Services	4.25% (L + 4.00%)	4/30/2026	5,924	5,875	5,865
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	14,649	14,641	13,477
Zelis Cost Management Buyer, Inc.	Healthcare Information Technology	4.90% (L + 4.75%)	9/30/2026	4,088	4,053	4,105
Total Funded Investments				$279,678	$278,595	$271,149

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

    Below is certain summarized financial information for SLP II as of May 4, 2021 and December 31, 2020 and for the periods from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021 and the three and six months ended June 30, 2020:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
	(in thousands)	(in thousands)
Investments at fair value (cost of $254,139 and $278,595, respectively)	$250,290	$271,149
Cash and other assets	5,691	8,759
Total assets	$255,981	$279,908

Credit facility	$158,470	$183,970
Deferred financing costs	—	(534)
Distribution payable	535	2,500
Other liabilities	460	1,058
Total liabilities	159,465	186,994

Members' capital	$96,516	$92,914
Total liabilities and members' capital	$255,981	$279,908

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information:	May 4, 2021(1)	June 30, 2020	May 4, 2021(2)	June 30, 2020
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$1,210	$4,532	$4,744	$9,979
Other income	—	17	—	70
Total investment income	1,210	4,549	4,744	10,049

Interest and other financing expenses	580	1,361	1,560	3,506
Other expenses	41	130	148	262
Total expenses	621	1,491	1,708	3,768
Less: expenses waived and reimbursed	—	—	—	—
Net expenses	621	1,491	1,708	3,768
Net investment income	589	3,058	3,036	6,281

Net realized gains (losses) on investments	1	(862)	3	(806)
Net change in unrealized (depreciation) appreciation of investments	(422)	21,752	3,597	(13,049)
Net increase (decrease) in members' capital	$168	$23,948	$6,636	$(7,574)

(1)Reflects the results of operations for the period from April 1, 2021 through May 4, 2021.
(2)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.

For the period from April 1, 2021 through May 4, 2021 and January 1, 2021 through May 4, 2021, we earned approximately $0.4 million and $2.4 million, respectively, of dividend income related to SLP II, which is included in dividend income. For the three and six months ended June 30, 2020, we earned approximately $2.1 million and $4.7 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of May 4, 2021 and December 31, 2020, approximately $0.4 million and $2.0 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.

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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2021, we and SkyKnight II have committed $140.0 million and $35.0 million, respectively, of equity to SLP III. As of June 30, 2021, we and SkyKnight II have contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of June 30, 2021 and December 31, 2020.
    On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on May 2, 2023 and bears interest at a rate of LIBOR plus 1.70% per annum. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of June 30, 2021 and December 31, 2020, SLP III had total investments with an aggregate fair value of approximately $680.9 million and $610.0 million, respectively, and debt outstanding under its credit facility of $518.2 million and $424.2 million, respectively. As of June 30, 2021 and December 31, 2020, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2021 and December 31, 2020, SLP III had unfunded commitments in the form of delayed draws of $11.0 million and $7.8 million, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
First lien investments (1)	$695,451	$626,985
Weighted average interest rate on first lien investments (2)	4.58%	4.72%
Number of portfolio companies in SLP III	77	69
Largest portfolio company investment (1)	$23,608	$23,735
Total of five largest portfolio company investments (1)	$96,996	$99,159

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

    The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
Access CIG, LLC	Business Services	3.84% (L + 3.75%)	2/27/2025	$863	$863	$859
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.25% (L + 3.75%)	12/23/2027	2,431	2,418	2,430
Advisor Group Holdings, Inc.	Consumer Services	4.60% (L + 4.50%)	7/31/2026	9,850	9,812	9,884
AG Parent Holdings, LLC	Healthcare Services	5.10% (L + 5.00%)	7/31/2026	12,313	12,265	12,266
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	6,942	6,890	6,920
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.34% (L + 4.25%)	10/9/2026	5,925	5,878	5,906
Astra Acquisition Corp.	Software	5.50% (L + 4.75%)	3/1/2027	16,449	16,376	16,470
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.10% (L + 4.00%)	6/11/2026	6,824	6,783	6,807
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,554	19,480	19,554
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,054	4,036	4,054
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	4,039	4,000	4,046
Bleriot US Bidco Inc.	Federal Services	4.15% (L + 4.00%)	10/31/2026	2,943	2,923	2,947
Bluefin Holding, LLC	Software	4.10% (L + 4.00%)	9/4/2026	9,850	9,736	9,850
Bracket Intermediate Holding Corp.	Healthcare Services	4.44% (L + 4.25%)	9/5/2025	14,588	14,541	14,594
Brave Parent Holdings, Inc.	Software	4.10% (L + 4.00%)	4/18/2025	11,159	11,135	11,161
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	6,983	6,952	7,004
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,020	6,921	7,036
CentralSquare Technologies, LLC	Software	3.90% (L + 3.75%)	8/29/2025	14,625	14,602	13,726
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	972	972	924
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,804	5,777	5,826
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	3,000	2,975	3,000
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	4,478	4,471	4,478
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	867	865	867
Confluent Health, LLC	Healthcare Services	5.10% (L + 5.00%)	6/24/2026	4,376	4,332	4,414
CoolSys, Inc.	Industrial Services	7.00% (L + 6.00%)	11/20/2026	5,000	4,975	4,988
Covenant Surgical Partners, Inc.	Healthcare Services	4.08% (L + 4.00%)	7/1/2026	9,826	9,753	9,765
Covenant Surgical Partners, Inc.	Healthcare Services	4.10% (L + 4.00%)	7/1/2026	2,000	1,980	1,988
CRCI Longhorn Holdings, Inc.	Business Services	3.60% (L + 3.50%)	8/8/2025	14,588	14,542	14,526
Dealer Tire, LLC	Distribution & Logistics	4.35% (L + 4.25%)	12/12/2025	9,850	9,831	9,871
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	6,201	6,171	6,227
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	987	987	990
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/27/2028	4,179	4,138	4,178
Drilling Info Holdings, Inc.	Business Services	4.35% (L + 4.25%)	7/30/2025	18,481	18,423	18,066
EAB Global, Inc.	Education	4.00% (L + 3.50%)	6/28/2028	4,250	4,229	4,234
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	9,812	9,754	9,763
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	7,383	7,350	7,426
EyeCare Partners, LLC	Healthcare Services	3.85% (L + 3.75%)	2/18/2027	14,834	14,819	14,726
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,481	6,481	6,481
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	2,023	2,023	2,023
Greenway Health, LLC	Healthcare I.T.	4.75% (L + 3.75%)	2/16/2024	14,445	14,450	13,686
Heartland Dental, LLC	Healthcare Services	3.60% (L + 3.50%)	4/30/2025	18,445	18,390	18,262
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	18,347	18,191	18,427
Higginbotham Insurance Agency, Inc.	Financial Services	6.50% (L + 5.75%)	11/25/2026	7,169	7,120	7,313
HighTower Holding, LLC	Business Services	4.75% (L + 4.00%)	4/21/2028	3,862	3,824	3,876
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	16,044	16,030	16,062
IG Investments Holdings, LLC (aka Insight Global)	Business Services	4.75% (L + 3.75%)	5/23/2025	7,232	7,196	7,255
Kestra Advisor Services Holdings A, Inc.	Business Services	4.36% (L + 4.25%)	6/3/2026	12,120	12,055	12,135
LI Group Holdings, Inc.	Software	4.50% (L + 3.75%)	3/11/2028	4,643	4,632	4,655
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	2,614	2,600	2,588
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	675	671	668

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	4.75% (L + 3.75%)	10/19/2027	$2,956	$2,930	$2,969
Market Track, LLC	Business Services	6.50% (P + 3.25%)	6/5/2024	6,114	6,052	6,114
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	4,000	3,980	4,007
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	4,237	4,217	4,258
MED ParentCo, LP	Healthcare Services	4.35% (L + 4.25%)	8/31/2026	12,783	12,689	12,813
National Intergovernmental Purchasing Alliance Company	Business Services	3.65% (L + 3.50%)	5/23/2025	8,540	8,537	8,500
Navex Topco, Inc.	Software	3.36% (L + 3.25%)	9/5/2025	18,115	17,998	17,982
Newport Group Holdings II, Inc.	Business Services	3.65% (L + 3.50%)	9/12/2025	4,863	4,847	4,840
Outcomes Group Holdings, Inc.	Healthcare Services	3.40% (L + 3.25%)	10/24/2025	3,383	3,377	3,351
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,850	4,843	4,820
Peraton Corp.	Federal Services	4.50% (L + 3.75%)	2/1/2028	7,481	7,444	7,517
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	4.25% (L + 3.50%)	2/14/2025	4,495	4,495	4,512
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	7,959	7,884	7,982
Premise Health Holding Corp.	Healthcare Services	3.65% (L + 3.50%)	7/10/2025	13,515	13,473	13,447
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,773	9,740	9,644
Project Boost Purchaser, LLC	Business Services	5.00% (L + 4.25%)	6/1/2026	1,985	1,967	1,988
Project Ruby Ultimate Parent Corp. (Mediware)	Healthcare I.T.	4.00% (L + 3.25%)	3/10/2028	11,471	11,414	11,460
Quest Software US Holdings Inc.	Software	4.44% (L + 4.25%)	5/16/2025	14,625	14,581	14,628
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	14,000	13,966	13,977
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,419	2,417	2,382
Sovos Brands Intermediate, Inc.	Food & Beverage	5.00% (L + 4.25%)	6/8/2028	11,375	11,347	11,418
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.40% (L + 4.25%)	7/30/2025	12,120	12,101	11,711
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	3,862	3,853	3,852
Symplr Software, Inc.(fka Caliper Software, Inc.)	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	15,960	15,819	15,996
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	14,963	14,857	14,850
Therapy Brands Holdings LLC	Healthcare I.T.	4.75% (L + 4.00%)	5/18/2028	3,408	3,392	3,408
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	7,615	7,600	7,598
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	9,975	9,902	9,991
Waystar Technologies, Inc.	Healthcare Services	4.10% (L + 4.00%)	10/22/2026	4,087	4,078	4,099
Wirepath LLC	Distribution & Logistics	4.15% (L + 4.00%)	8/5/2024	17,039	17,039	16,698
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	16,616	16,495	16,674
VT Topco, Inc.	Business Services	3.35% (L + 3.25%)	8/1/2025	2,780	2,780	2,767
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,641	9,636	9,448
Total Funded Investments				$684,405	$681,368	$680,903
Unfunded Investments - First lien
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	3/31/2023	312	—	1
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2022	2,023	(15)	40
HighTower Holding, LLC	Business Services	—	4/21/2022	976	—	3
Therapy Brands Holdings LLC	Healthcare I.T.	—	5/18/2023	735	—	—
VetCor Professional Practices LLC	Consumer Services	—	5/20/2023	7,000	(70)	(67)
Total Unfunded Investments				$11,046	$(85)	$(23)
Total Investments				$695,451	$681,283	$680,880

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2021.
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

    Below is certain summarized financial information for SLP III as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and June 30, 2020:

Selected Balance Sheet Information:	June 30, 2021	December 31, 2020
	(in thousands)	(in thousands)
Investments at fair value (cost of $681,283 and $615,916)	$680,880	$609,961
Cash and other assets	32,018	10,176
Receivable from unsettled securities sold	23,407	—
Total assets	$736,305	$620,137

Credit facility	$518,200	$424,200
Deferred financing costs	(1,947)	(2,471)
Payable for unsettled securities purchased	37,296	47,192
Distribution payable	5,607	3,800
Other liabilities	2,517	2,501
Total liabilities	561,673	475,222

Members' capital	$174,632	$144,915
Total liabilities and members' capital	$736,305	$620,137

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$7,826	$6,929	$15,197	$14,336
Other income	203	64	306	245
Total investment income	8,029	6,993	15,503	14,581

Interest and other financing expenses	2,691	3,381	5,275	7,077
Other expenses	197	164	368	321
Total expenses	2,888	3,545	5,643	7,398
Less: expenses waived and reimbursed	—	—	—	—
Net expenses	2,888	3,545	5,643	7,398
Net investment income	5,141	3,448	9,860	7,183

Net realized gains on investments	359	6	571	4
Net change in unrealized appreciation (depreciation) of investments	743	38,194	5,552	(25,154)
Net increase (decrease) in members' capital	$6,243	$41,648	$15,983	$(17,967)

    For the three and six months ended June 30, 2021, we earned approximately $4.5 million and $9.0 million, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2020, we earned approximately $2.7 million and $5.6 million, respectively, of dividend income related to SLP III, which is included in dividend income. As of June 30, 2021 and December 31, 2020, approximately $4.5 million and $3.0 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

NMFC Senior Loan Program IV LLC
SLP IV was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between us and SkyKnight Alpha and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement dated May 5, 2021, the members contributed their respective membership interests in SLP I and SLP II to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from us and SkyKnight Alpha. SLP IV has a five year investment period and will continue in existence until May 5, 2026. The investment period may be extended for up to one year pursuant to certain terms of the SLP IV Agreement.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2021, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of June 30, 2021.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2021, SLP IV had total investments with an aggregate fair value of approximately $477.3 million and debt outstanding under its credit facility of $310.1 million. As of June 30, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2021, SLP IV had unfunded commitments in the form of delayed draws of $11.5 million.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2021:

(in thousands)	June 30, 2021
First lien investments (1)	$493,512
Weighted average interest rate on first lien investments (2)	4.82%
Number of portfolio companies in SLP IV	57
Largest portfolio company investment (1)	$22,331
Total of five largest portfolio company investments (1)	$105,078

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
Access CIG, LLC	Business Services	3.84% (L + 3.75%)	2/27/2025	$8,249	$8,260	$8,209
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	16,522	16,463	16,522
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.25% (L + 3.75%)	12/23/2027	1,875	1,866	1,875
Advisor Group Holdings, Inc.	Consumer Services	4.60% (L + 4.50%)	7/31/2026	11,757	11,666	11,797
AqGen Island Holdings, Inc	Financial Services	4.00% (L + 3.50%)	5/19/2028	6,250	6,219	6,254
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	5,355	5,315	5,339
Bayou Intermediate II, LLC	Healthcare Products	5.25% (L + 4.50%)	5/13/2028	8,693	8,650	8,737
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,986	1,978	1,986
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	412	410	412
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	3,000	2,989	3,005
Bleriot US Bidco Inc.	Federal Services	4.15% (L + 4.00%)	10/30/2026	3,890	3,871	3,896
Bracket Intermediate Holding Corp.	Healthcare Services	4.44% (L + 4.25%)	9/5/2025	4,497	4,482	4,498
Brave Parent Holdings, Inc.	Software	4.10% (L + 4.00%)	4/18/2025	3,633	3,625	3,634
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	2,820	2,813	2,829
CentralSquare Technologies, LLC	Software	3.90% (L + 3.75%)	8/29/2025	14,625	14,602	13,726
Certara Holdco, Inc.	Healthcare Information Technology	3.60% (L + 3.50%)	8/15/2026	3,959	3,950	3,969
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,984	10,955	10,434
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,016	2,009	1,915
Cvent, Inc.	Software	3.85% (L + 3.75%)	11/29/2024	6,710	6,699	6,635
Dealer Tire, LLC	Distribution & Logistics	4.35% (L + 4.25%)	12/12/2025	10,803	10,782	10,826
Drilling Info Holdings, Inc.	Business Services	4.35% (L + 4.25%)	7/30/2025	20,606	20,548	20,142
EAB Global, Inc.	Education	4.00% (L + 3.50%)	6/28/2028	10,000	9,950	9,963
Edgewood Partners Holdings LLC (EPIC)	Business Services	5.25% (L + 4.25%)	9/6/2024	9,812	9,754	9,763
Emerald 2 Limited	Business Services	3.65% (L + 3.50%)	7/10/2026	446	445	446
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	4,452	4,415	4,478
Greenway Health, LLC	Healthcare Information Technology	4.75% (L + 3.75%)	2/16/2024	21,058	21,014	19,953
Heartland Dental, LLC	Healthcare Services	3.60% (L + 3.50%)	4/30/2025	3,591	3,580	3,555
Heartland Dental, LLC	Healthcare Services	4.07% (L + 4.00%)	4/30/2025	6,300	6,269	6,295
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	9,969	9,934	10,013
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	9,365	9,286	9,376
IG Investments Holdings, LLC (aka Insight Global)	Business Services	4.75% (L + 3.75%)	5/23/2025	9,975	9,926	10,007
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,198	5,173	5,132
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	12,476	12,455	12,351
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	3,220	3,215	3,188
Market Track, LLC	Business Services	6.50% (P + 3.25%)	6/5/2024	12,297	12,272	12,297
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	8,000	7,961	8,014
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	8,475	8,433	8,516
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	4,990	4,981	5,011
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	16,822	16,798	16,822
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,062	2,059	2,062
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	867	865	867
National Intergovernmental Purchasing Alliance Company	Business Services	3.65% (L + 3.50%)	5/23/2025	1,327	1,329	1,321
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,242	2,239	2,228
Premise Health Holding Corp.	Healthcare Services	3.65% (L + 3.50%)	7/10/2025	1,976	1,970	1,966
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	16,507	16,459	16,290
Project Boost Purchaser, LLC	Business Services	4.25% (L + 3.75%)	5/30/2026	2,500	2,494	2,500
PSC Industrial Holdings Corp.	Industrial Services	4.75% (L + 3.75%)	10/11/2024	6,899	6,864	6,850
Quest Software US Holdings Inc.	Software	4.44% (L + 4.25%)	5/16/2025	14,625	14,581	14,628
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	5,000	4,981	4,992
Salient CRGT Inc.	Federal Services	7.50% (L + 6.50%)	2/28/2022	18,920	18,891	18,778
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,238	4,223	4,174

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Sovos Brands Intermediate, Inc.	Food & Beverage	5.00% (L + 4.25%)	6/8/2028	$10,000	$9,975	$10,037
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	4,000	3,975	3,990
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	7,878	7,873	7,819
Therapy Brands Holdings LLC	Healthcare Information Technology	4.75% (L + 4.00%)	5/18/2028	4,621	4,598	4,621
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	2,993	2,974	2,986
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	4,500	4,478	4,507
USIC Holdings, Inc.	Consumer Services	4.25% (L + 3.50%)	5/12/2028	3,849	3,833	3,848
Wirepath LLC	Distribution & Logistics	4.15% (L + 4.00%)	8/5/2024	21,332	21,332	20,906
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	9,673	9,602	9,707
Wrench Group LLC	Consumer Services	4.15% (L + 4.00%)	4/30/2026	8,614	8,549	8,613
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	22,331	22,318	21,885
Total Funded Investments				$482,042	$480,475	$477,395
Unfunded Investments - First lien
Therapy Brands Holdings LLC	Healthcare Information Technology	—	5/18/2023	$1,470	$—	$—
VetCor Professional Practices LLC	Consumer Services	—	5/20/2023	10,000	(100)	(96)
Total Unfunded Investments				$11,470	$(100)	$(96)
Total Investments				$493,512	$480,375	$477,299

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2021.
(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP IV.

Below is certain summarized consolidated financial information for SLP IV as of June 30, 2021 and for the three and six months ended June 30, 2021:

Selected Consolidated Balance Sheet Information:	June 30, 2021
(in thousands)
Investments at fair value (cost of $480,375)	$477,299
Receivable from unsettled securities sold	24,991
Cash and other assets	19,039
Total assets	$521,329

Credit facility	$310,137
Deferred financing costs	(2,912)
Payable for unsettled securities purchased	68,871
Distribution payable	3,933
Other liabilities	1,742
Total liabilities	381,771

Members' capital	$139,558
Total liabilities and members' capital	$521,329

Selected Consolidated Statement of Operations Information:	Three Months Ended	Six Months Ended
	June 30, 2021(1)	June 30, 2021(1)
	(in thousands)	(in thousands)
Interest income	$3,227	$3,227
Other income	14	14
Total investment income	3,241	3,241

Interest and other financing expenses	874	874
Other expenses	269	269
Total expenses	1,143	1,143
Net investment income	2,098	2,098

Net realized gains on investments	224	224
Net change in unrealized appreciation of investments	2,052	2,052
Net increase in members' capital	$4,374	$4,374

(1)Reflects the results of operations for the period from May 5, 2021 through June 30, 2021.
For the period from May 5, 2021 through June 30, 2021, we earned approximately $2.4 million of dividend income related to SLP IV, which is included in dividend income. As of June 30, 2021, approximately $2.4 million of dividend income related to SLP IV was included in interest and dividend receivable.
We have determined that SLP IV is an investment company under ASC 946; however, in accordance with such guidance we will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLP IV.

New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2021.
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

Below is certain summarized property information for NMNLC as of June 30, 2021:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2021
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$80,917
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	41,679
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	24,670
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	14,444
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	8,781
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,065
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,349
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,881
NM KRLN LLC	None	N/A	MD	95	575
					$190,361
Collateralized agreements or repurchase financings
    We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2021 and December 31, 2020, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $21.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
    On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of June 30, 2021 and December 31, 2020, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $10.4 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
    Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
    Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2021, we recognized PIK and non-cash interest from investments of approximately $5.6 million and $11.4 million, respectively, and PIK and non-cash dividends from investments of approximately $5.8 million and $11.0 million, respectively. For the three and six months ended June 30, 2020, we recognized PIK and non-cash interest from investments of approximately $3.2 million and $6.7 million, respectively, and PIK and non-cash dividends from investments of approximately $3.8 million and $5.4 million, respectively.
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

    The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of June 30, 2021:

(in millions)	As of June 30, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$462.7	15.0%	$526.6	16.9%
Investment Rating 2	2,316.7	75.3%	2,402.9	77.3%
Investment Rating 3	201.2	6.5%	146.1	4.7%
Investment Rating 4	99.2	3.2%	34.7	1.1%
	$3,079.8	100.0%	$3,110.3	100.0%
    As of June 30, 2021, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of seven portfolio companies that had an Investment Rating of 3 and four portfolio companies that had an Investment Rating of 4.
    During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status and the investment had a rating of 4. As of June 30, 2021, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $1.4 million and $2.8 million for the three and six months then ended, respectively. During the fourth quarter of 2020, we placed an aggregate principal amount of $9.9 million of our investment in our senior preferred shares of UniTek on non-accrual status and the investment had a rating of 4. As of June 30, 2021, our senior preferred shares of UniTek on non-accrual had an aggregate cost basis of $9.9 million, an aggregate fair value of approximately $2.4 million and total unearned dividend income of approximately $0.4 million and $0.9 million for the three and six months then ended, respectively.
    During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of June 30, 2021, our investment in EDMC, with an Investment Rating of 4 had an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the three and six months then ended, respectively.
    Since March 31, 2020, our investment in NM KRLN LLC had an investment rating of 4 and had an aggregate cost basis of $9.0 million and an aggregate fair value of $0.6 million.
    Since December 31, 2019, our subordinated position in PPVA Black Elk (Equity) LLC had an investment rating of 4. As of June 30, 2021, our investment in this security had an aggregate cost basis of $14.5 million and an aggregate fair value of approximately $10.4 million.
    During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual and the investment had an Investment Rating of 4. As of June 30, 2021, our investment in this security had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $21.4 million.
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

The following table shows the Risk Rating of our portfolio companies as of June 30, 2021:

(in millions)	As of June 30, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$88.9	2.9%	$67.2	2.1%
Orange	114.1	3.7%	87.6	2.8%
Yellow	316.0	10.3%	263.1	8.5%
Green	2,560.8	83.1%	2,692.4	86.6%
	$3,079.8	100.0%	$3,110.3	100.0%
Portfolio and Investment Activity
    The fair value of our investments was approximately $3,088.9 million in 102 portfolio companies at June 30, 2021 and approximately $2,953.5 million in 104 portfolio companies at December 31, 2020.
    The following table shows our portfolio and investment activity for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended
(in millions)	June 30, 2021	June 30, 2020
New investments in 22 and 21 portfolio companies, respectively	$300.0	$229.1
Debt repayments in existing portfolio companies	262.5	242.1
Sales of securities in 2 and 14 portfolio companies, respectively	7.0	206.9
Change in unrealized appreciation on 46 and 20 portfolio companies, respectively	115.5	4.2
Change in unrealized depreciation on 61 and 96 portfolio companies, respectively	(32.2)	(155.7)
Recent Accounting Standards Updates
    See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2021 and June 30, 2020
Revenue

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Total interest income	$47,081	$51,363
Total dividend income	16,963	12,216
Other income	2,517	2,388
Total investment income	$66,561	$65,967
Our total investment income increased by approximately $0.6 million, or 1%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, total investment income of approximately $66.6 million consisted of approximately $39.4 million in cash interest from investments, approximately $5.6 million in PIK and non-cash interest from investments, approximately $0.5 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.6 million, approximately $11.1 million in cash dividends from investments, approximately $5.8 million in PIK and non-cash dividends from investments and approximately $2.6 million in other income. The decrease in interest income of approximately $4.3 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to lower LIBOR rates on smaller invested balances. Our smaller invested balances were driven by the repayments of our revolving credit facilities due to asset sales and repayments greater than asset originations during 2020. The increase in dividend income for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to an increase in cash dividends from our investment in SLP III and PIK dividends related to new investments. Other income during the three months ended June 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 17 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Management fee	$13,725	$13,134
Less: management fee waiver	(3,804)	(3,183)
Total management fee	9,921	9,951
Incentive fee	7,298	6,896
Interest and other financing expenses	17,871	19,229
Administrative expenses	1,029	1,239
Professional fees	764	969
Other general and administrative expenses	466	442
Total expenses	37,349	38,726
Less: expenses waived and reimbursed	—	(335)
Net expenses before income taxes	37,349	38,391
Income tax expense (benefit)	22	(7)
Net expenses after income taxes	$37,371	$38,384
    Our total net operating expenses decreased by approximately $1.0 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Our management fee, net of a management fee waiver, remained relatively flat for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to the fee waiver agreement (as defined below) in which the Investment Adviser has agreed to waive base management fees in order to reach a target base management fee of 1.25% on gross assets. Our incentive fee increased by approximately $0.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 which was attributable to higher net investment income as compared to 2020 due to the reversal of $2.0 million of previously recorded PIK interest related to our subordinated notes in Permian Holdco 3, Inc., which was deemed to no longer be collectible in 2020.
    Interest and other financing expenses decreased by approximately $1.4 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to lower LIBOR rates on our floating rate borrowings, lower borrowings on our revolving facilities and lower interest expense on our 2021A Unsecured Notes issued in the first quarter as compared to our 2016 Unsecured Notes and 5.75% Unsecured Notes, which were repaid with these proceeds in the first quarter of 2021. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net realized gains (losses) on investments	$180	$(3,756)
Net change in unrealized appreciation (depreciation) of investments	49,808	53,282
Provision for taxes	—	(377)
Net realized and unrealized gains	$49,988	$49,149
    Our net realized and unrealized gains resulted in a net gain of approximately $50.0 million for the three months ended June 30, 2021 compared to net realized losses and unrealized gains resulting in a net gain of approximately $49.1 million for the same period in 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended June 30, 2021 was primarily driven by unrealized appreciation on our investments in TVG-Edmentum Ultimate Holdings, LLC ("Edmentum"), NM CLFX LP and NM GLCR LP. The provision for income taxes was attributable to equity investments that are held as of June 30, 2021 in four of our corporate subsidiaries. The net gain for the three months ended June 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. See Monitoring of Portfolio Investments above for more details regarding the continuing impact of the COVID-19 pandemic on the health of our portfolio companies.

Results of Operations for the Six Months Ended June 30, 2021 and June 30, 2020
Revenue

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Total interest income	$94,090	$112,999
Total dividend income	32,625	22,709
Other income	7,554	4,343
Total investment income	$134,269	$140,051
    Our total investment income decreased by approximately $5.8 million, or (4)%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, total investment income of approximately $134.3 million consisted of approximately $78.2 million in cash interest from investments, approximately $11.4 million in PIK and non-cash interest from investments, approximately $0.9 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.6 million, approximately $21.6 million in cash dividends from investments, approximately $11.0 million in PIK and non-cash dividends from investments and approximately $7.6 million in other income. The decrease in interest income of approximately $18.9 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to lower LIBOR rates on smaller invested balances. Our smaller invested balances were driven by the repayments of our revolving credit facilities due to asset sales and repayments greater than asset originations during 2020. The increase in dividend income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to the an increase in cash dividends from our investment in SLP III and PIK dividends related to new investments. In addition, total dividend income for the six months ended June 30, 2020 included a reversal of $3.4 million of previously recorded PIK dividends related to our preferred shares in Permian Holdco 1, Inc., which was deemed to no longer be collectible. Other income during the six months ended June 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 29 different portfolio companies.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Management fee	$27,145	$26,992
Less: management fee waiver	(7,441)	(6,726)
Total management fee	19,704	20,266
Incentive fee	14,546	14,722
Interest and other financing expenses	37,256	41,423
Administrative expenses	2,158	2,279
Professional fees	1,490	1,874
Other general and administrative expenses	908	941
Total expenses	76,062	81,505
Less: expenses waived and reimbursed	—	(335)
Net expenses before income taxes	76,062	81,170
Income tax expense	23	(7)
Net expenses after income taxes	$76,085	$81,163
    Our total net operating expenses decreased by approximately $5.1 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Our management fee decreased by approximately $0.6 million, net of a management fee waiver, and our incentive fee decreased by approximately $0.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in management fees was attributable to an increase in the management fee waiver as a result of the fee waiver agreement (as defined below) in which the Investment Adviser has agreed to waive base management fees in order to reach a target base management fee of 1.25% on gross assets.
    Interest and other financing expenses decreased by approximately $4.2 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to lower LIBOR rates on our floating rate borrowings, lower borrowings on our revolving facilities and lower interest expense on our 2021A Unsecured Notes issued in the first quarter as compared to our 2016 Unsecured Notes and 5.75% Unsecured Notes, which were repaid with these proceeds in the first quarter of 2021. Our total professional fees, administrative expenses and total other general and administrative expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net realized losses on investments	$(10,316)	$(3,642)
Net change in unrealized appreciation (depreciation) of investments	83,280	(151,457)
(Provision) benefit for taxes	(115)	521
Net realized and unrealized gains (losses)	$72,849	$(154,578)
Our net realized losses and unrealized gains resulted in a net gain of approximately $72.8 million for the six months ended June 30, 2021 compared to net realized and unrealized losses resulting in a net loss of approximately $154.6 million for the same period in 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2021 was primarily driven by unrealized appreciation on our investments in Edmentum, NM CLFX LP and NM GLCR LP. The provision for income taxes was attributable to equity investments that are held as of June 30, 2021 in four of our corporate subsidiaries. The net loss for the six months ended June 30, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic. See Monitoring of Portfolio Investments above for more details regarding the continuing impact of the COVID-19 pandemic on the health of our portfolio companies.

Liquidity and Capital Resources
    The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
    Since our IPO, and through June 30, 2021, we raised approximately $893.2 million in net proceeds from additional offerings of common stock.
    Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2021, our asset coverage ratio was 183.9%.
    At June 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $27.8 million and $79.0 million, respectively. Our cash (used in) provided by operating activities during the six months ended June 30, 2021 and June 30, 2020 was approximately $(9.3) million and $283.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Borrowings
    Holdings Credit Facility—On October 24, 2017, we entered into the Third Amended and Restated Loan and Security Agreement among us, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (as amended from time to time, the "Holdings Credit Facility"). As of the most recent amendment on April 20, 2021, the maturity date of the Holdings Credit Facility is April 20, 2026, and the maximum facility amount is the lesser of $800.0 million and the actual commitments of the lenders to make advances as of such date.
    As of June 30, 2021, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
    As of the most recent amendment on April 20, 2021, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. From September 30, 2020 to April 19, 2021 the Holdings Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Prior to September 30, 2020 the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amended and Restated Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).

    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$2.5	$3.2	$5.2	$8.6
Non-usage fee	$0.3	$0.3	$0.7	$0.5
Amortization of financing costs	$0.7	$0.4	$1.2	$0.7
Weighted average interest rate	2.1%	2.4%	2.3%	3.0%
Effective interest rate	3.0%	2.9%	3.1%	3.4%
Average debt outstanding	$469.1	$535.5	$459.7	$582.5
As of June 30, 2021 and December 31, 2020, the outstanding balance on the Holdings Credit Facility was $505.2 million and $450.2 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
    NMFC Credit Facility—The Amended and Restated Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "NMFC Credit Facility"), dated June 4, 2021, among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders, is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on June 4, 2021, the maturity date of the NMFC Credit Facility is June 4, 2026.
    As of June 30, 2021, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related Senior Secured Revolving Credit Agreement. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
    As of the most recent amendment on June 4, 2021, the NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the Amended and Restated Senior Secured Revolving Credit Agreement). Prior to June 4, 2021 the NMFC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee based on the unused facility amount multiplied by 0.375% per annum (as defined in the Senior Secured Revolving Credit Agreement).
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2021		June 30, 2020		June 30, 2021	June 30, 2020
Interest expense	$0.9		$1.2		$1.6	$3.1
Non-usage fee	$—	(1)	$—	(1)	$0.1	$— (1)
Amortization of financing costs	$0.1		$—	(2)	$0.1	$0.1
Weighted average interest rate	2.5%		3.1%		2.6%	3.7%
Effective interest rate	2.8%		3.3%		2.9%	3.8%
Average debt outstanding	$145.9		$144.9		$125.3	$166.7

(1)For the three months ended June 30, 2021 and the three and six months ended June 30, 2020, the total non-usage fees were less than $50.0 thousand.
(2)For the three months ended June 30, 2020, the total amortization of financing costs were less than $50.0 thousand.
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the NMFC Credit Facility was $98.0 million and $165.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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
    As of June 30, 2021, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the Loan Financing and Servicing Agreement. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
    The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Interest expense(1)	$1.4	$2.3		$3.1	$4.9
Non-usage fee(1)	$0.1	$—	(2)	$0.2	$0.1
Amortization of financing costs	$0.2	$0.1		$0.4	$0.3
Weighted average interest rate	2.8%	3.7%		2.9%	4.1%
Effective interest rate	3.5%	4.0%		3.5%	4.5%
Average debt outstanding	$211.0	$248.6		$214.7	$241.8

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
(2)For the three months ended June 30, 2020, the total non-usage fees were less than $50.0 thousand.
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the DB Credit Facility was $223.5 million and $244.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
    Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), dated March 30, 2020, by and between us, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of June 30, 2021, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three and six months ended June 30, 2021 and June 30, 2020, amortization of financing costs were each less than $50.0 thousand, respectively.

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
The Credit Agreement (together with the related guarantee and security agreement, "the NMNLC Credit Facility II"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender, is structured as a senior secured revolving credit facility and matures on February 25, 2022. The NMNLC Credit Facility II is guaranteed by us and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of June 30, 2021, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $10.0 million.
    The NMNLC Credit Facility II bears interest at a rate of LIBOR plus 2.75% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the Credit Agreement). For the three and six months ended June 30, 2021, interest expense, non-usage fees and amortization of financing costs were each less than $50.0 thousand. As of June 30, 2021, the outstanding balance on the NMNLC Credit Facility II was $0 million and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
    Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of unsecured convertible notes ( the "Convertible Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the Convertible Notes. On June 7, 2019, we closed a registered public offering of an additional $86.3 million aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of Convertible Notes that we issued in August 2018.
    The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year. The Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018A Indenture. We may not redeem the Convertible Notes prior to May 15, 2023. On or after May 15, 2023, we may redeem the Convertible Notes for cash, in whole or from time to time in part, at our option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
    No sinking fund is provided for the Convertible Notes. Holders of Convertible Notes may, at their option, convert their Convertible Notes into shares of our common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes. In addition, if certain corporate events occur, holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100.0% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
    The 2018A Indenture contains certain covenants, including covenants requiring us to provide certain financial information to the holders of the Convertible Notes and the trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The 2018A Indenture also includes additional financial covenants related to our asset coverage ratio. These covenants are subject to limitations and exceptions that are described in the 2018A Indenture.

    The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of June 30, 2021:

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at June 30, 2021	10.0%
Conversion rate at June 30, 2021(1)(2)	65.8762
Conversion price at June 30, 2021(2)(3)	$15.18
Last conversion price calculation date	August 20, 2020

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2021 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
    The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Interest expense	$2.9	$2.9		$5.8	$5.8
Amortization of financing costs	$0.1	$0.1		$0.2	$0.2
Amortization of premium	$(0.1)	$—	(1)	$(0.1)	$(0.1)
Weighted average interest rate	5.8%	5.8%		5.8%	5.8%
Effective interest rate	5.9%	5.9%		5.9%	5.9%
Average debt outstanding	$201.3	$201.3		$201.3	$201.3

(1)For the three months ended June 30, 2020, the amortization of premium was less than $50.0 thousand.
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.

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
    The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$6.0	$5.9	$12.5	$11.9
Amortization of financing costs	$0.2	$0.3	$1.5	$0.6
Weighted average interest rate	4.7%	5.3%	4.8%	5.3%
Effective interest rate	4.8%	5.6%	5.3%	5.6%
Average debt outstanding	$511.5	$453.3	$521.8	$453.3
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the Unsecured Notes was $511.5 million and $453.3 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
    As of June 30, 2021 and December 31, 2020, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of June 30, 2021 and December 31, 2020, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes our SBA-guaranteed debentures as of June 30, 2021:

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
    The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$2.0	$2.1	$4.0	$3.9
Amortization of financing costs	$0.3	$0.3	$0.5	$0.5
Weighted average interest rate	2.7%	2.8%	2.7%	2.9%
Effective interest rate	3.0%	3.1%	3.0%	3.2%
Average debt outstanding	$300.0	$300.0	$300.0	$271.5
    The SBIC program is designed to stimulate the flow of private investor capital into eligible smaller businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25.0% of its investment capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2021 and December 31, 2020, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $106.1 million and $73.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2021 and December 31, 2020, we had commitment letters to purchase investments in an aggregate par amount of $33.5 million and $44.9 million, respectively. As of June 30, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
    A summary of our significant contractual payment obligations as of June 30, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$505.2	$—	$—	$505.2	$—
Unsecured Notes(2)	511.5	—	311.5	200.0	—
SBA-guaranteed debentures(3)	300.0	—	—	117.7	182.3
DB Credit Facility(4)	223.5	—	—	223.5	—
Convertible Notes(5)	201.2	—	201.2	—	—
NMFC Credit Facility(6)	98.0	—	—	98.0	—
Total Contractual Obligations	$1,839.4	$—	$512.7	$1,144.4	$182.3

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($505.2 million as of June 30, 2021) must be repaid on or before April 20, 2026. As of June 30, 2021, there was approximately $224.8 million of possible capacity remaining under the Holdings Credit Facility.
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
(4)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($223.5 million as of June 30, 2021) must be repaid on or before March 25, 2026. As of June 30, 2021, there was approximately $56.5 million of possible capacity remaining under the DB Credit Facility.
(5)The Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(6)Under the terms of the $188.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($98.0 million as of June 30, 2021) must be repaid on or before June 4, 2026. As of June 30, 2021, there was approximately $90.5 million of available capacity remaining under the NMFC Credit Facility.

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
Distributions and Dividends
    Distributions declared and paid to stockholders for the six months ended June 30, 2021 totaled approximately $58.1 million.
    The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2021
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	$0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
				$0.60
December 31, 2020
Fourth Quarter	October 28, 2020	December 16, 2020	December 30, 2020	$0.30
Third Quarter	July 29, 2020	September 16, 2020	September 30, 2020	0.30
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
				$1.24
December 31, 2019
Fourth Quarter	November 4, 2019	December 13, 2019	December 27, 2019	$0.34
Third Quarter	August 1, 2019	September 13, 2019	September 27, 2019	0.34
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
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
•We have entered into a fee waiver agreement (the "Fee Waiver Agreement") with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by us under the Investment Management Agreement beginning with the quarter ended March

31, 2021 through the quarter ending December 31, 2022. See Item 1— Financial Statements—Note 5. Agreements for details.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2021 approximately $0.6 million and $1.4 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million and $0.0 million, respectively, were waived by the Administrator. As of June 30, 2021, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2021, the reimbursement to the Administrator represented approximately 0.02% and 0.04%, respectively, of our gross assets.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2021, certain of the loans held in our portfolio had floating interest rates. As of June 30, 2021, approximately 90.68% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 9.32% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2021. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.03%
Base Interest Rate	—%
+100 Basis Points	2.43%
+200 Basis Points	12.90%
+300 Basis Points	23.37%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
    We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of June 30, 2021. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    We did not engage in unregistered sales of equity securities during the six months ended June 30, 2021.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
    During the six months ended June 30, 2021, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 88,931 shares of our common stock for approximately $1.1 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the six months ended June 30, 2021.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2021	—	$—	—	$—
February 2021	—	—	—	—
March 2021	—	—	—	—
April 2021	88,931	12.66	—	—
May 2021	—	—	—	—
June 2021	—	—	—	—
Total	88,931	$12.66	—	$—
Stock Repurchase Program
    On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2020, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2021 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the Repurchase Program during the six months ended June 30, 2021.
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

10.4
Form of Amended and Restated Senior Secured Revolving Credit Agreement dated as of June 4, 2021, among New Mountain Finance Corporation, as Borrower, the Lenders Party Hereto and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(8)

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
(4)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 31, 2021.
(6)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 26, 2021.
(7)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 5, 2021.
(8)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 9, 2021.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2021.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)