Form 10-Q
period 2021-09-30
New Mountain Finance Corp
filed 2021-11-03
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of November 3, 2021
Common stock, par value $0.01 per share	96,906,988

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,260,975 and $2,281,184, respectively)	$2,206,300	$2,249,615
Non-controlled/affiliated investments (cost of $79,591 and $115,543, respectively)	111,605	103,012
Controlled investments (cost of $663,216 and $600,942, respectively)	693,749	600,875
Total investments at fair value (cost of $3,003,782 and $2,997,669, respectively)	3,011,654	2,953,502
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	21,422	21,422
Cash and cash equivalents	83,357	78,966
Interest and dividend receivable	32,773	28,411
Receivable from unsettled securities sold	8,990	9,019
Receivable from affiliates	—	117
Deferred tax asset	—	101
Other assets	9,915	5,981
Total assets	$3,168,111	$3,097,519
Liabilities
Borrowings
Unsecured Notes	$511,500	$453,250
Holdings Credit Facility	493,263	450,163
SBA-guaranteed debentures	300,000	300,000
Convertible Notes	201,443	201,520
DB Credit Facility	167,800	244,000
NMFC Credit Facility	149,977	165,500
NMNLC Credit Facility II	5,845	—
Deferred financing costs (net of accumulated amortization of $38,985 and $33,325, respectively)	(21,337)	(16,839)
Net borrowings	1,808,491	1,797,594
Payable for unsettled securities purchased	24,658	26,842
Management fee payable	9,988	10,419
Interest payable	9,528	15,587
Incentive fee payable	7,661	7,354
Payable to affiliates	316	867
Deferred tax liability	13	—
Other liabilities	2,498	1,967
Total liabilities	1,863,153	1,860,630
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 96,906,988 and 96,827,342 shares issued and outstanding, respectively	969	968
Paid in capital in excess of par	1,270,719	1,269,671
Accumulated undistributed (overdistributed) earnings	13,217	(48,764)
Total net assets of New Mountain Finance Corporation	$1,284,905	$1,221,875
Non-controlling interest in New Mountain Net Lease Corporation	20,053	15,014
Total net assets	$1,304,958	$1,236,889
Total liabilities and net assets	$3,168,111	$3,097,519
Number of shares outstanding	96,906,988	96,827,342
Net asset value per share of New Mountain Finance Corporation	$13.26	$12.62
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$40,540	$41,854	$119,919	$144,383
PIK interest income	1,903	2,547	6,501	6,464
Dividend income	867	—	867	—
Non-cash dividend income	1,956	2,274	7,324	6,898
Other income	5,249	1,497	9,651	4,085
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	296	781	1,322	1,963
PIK interest income	182	217	182	(1,131)
Dividend income	288	687	288	2,096
Non-cash dividend income	831	—	3,881	(3,418)
Other income	79	427	284	1,002
From controlled investments:
Interest income (excluding PIK interest income)	1,253	2,011	3,570	4,581
PIK interest income	3,614	2,244	10,384	6,393
Dividend income	9,686	8,107	31,278	24,061
Non-cash dividend income	918	1,576	3,533	5,716
Other income	812	1,299	3,759	2,479
Total investment income	68,474	65,521	202,743	205,572
Expenses
Incentive fee	7,661	7,135	22,207	21,857
Management fee	13,740	12,877	40,885	39,869
Interest and other financing expenses	17,693	18,077	54,949	59,500
Administrative expenses	1,082	1,024	3,240	3,303
Professional fees	923	731	2,413	2,605
Other general and administrative expenses	490	442	1,398	1,383
Total expenses	41,589	40,286	125,092	128,517
Less: management and incentive fees waived (See Note 5)	(3,752)	(3,341)	(11,193)	(10,067)
Less: expenses waived and reimbursed (See Note 5)	—	(589)	—	(924)
Net expenses	37,837	36,356	113,899	117,526
Net investment income before income taxes	30,637	29,165	88,844	88,046
Income tax (benefit) expense	(8)	123	15	116
Net investment income	30,645	29,042	88,829	87,930
Net realized gains (losses):
Non-controlled/non-affiliated investments	2,459	30	2,797	(4,431)
Non-controlled/affiliated investments	20,549	12	8,338	12
Controlled investments	—	5	1,557	12
New Mountain Net Lease Corporation	—	—	—	812
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	(19,951)	21,410	(22,601)	(67,407)
Non-controlled/affiliated investments	(20,469)	(1,111)	44,545	(14,718)
Controlled investments	9,684	39,943	30,600	(8,278)
New Mountain Net Lease Corporation	—	—	—	(812)
Foreign currency	(13)	—	(13)	—
Benefit (provision) for taxes	1	257	(114)	778
Net realized and unrealized (losses) gains	(7,740)	60,546	65,109	(94,032)
Net increase (decrease) in net assets resulting from operations	22,905	89,588	153,938	(6,102)
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(1,058)	(1,398)	(4,789)	(1,584)
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	$21,847	$88,190	$149,149	$(7,686)
Basic earnings (loss) per share	$0.23	$0.91	$1.54	$(0.08)
Weighted average shares of common stock outstanding - basic (See Note 11)	96,906,988	96,827,342	96,854,474	96,827,342
Diluted earnings (loss) per share	$0.22	$0.82	$1.42	$(0.08)
Weighted average shares of common stock outstanding - diluted (See Note 11)	110,164,573	110,084,927	110,112,059	110,084,927
Distributions declared and paid per share	$0.30	$0.30	$0.90	$0.94
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$30,645	$29,042	$88,829	$87,930
Net realized gains (losses) on investments and New Mountain Net Lease Corporation ("NMNLC")	23,008	47	12,692	(3,595)
Net change in unrealized (depreciation) appreciation of investments, NMNLC and foreign currency	(30,749)	60,242	52,531	(91,215)
Benefit (provision) for taxes	1	257	(114)	778
Net increase (decrease) in net assets resulting from operations	22,905	89,588	153,938	(6,102)
Less: Net increase in net assets resulting from operations related to non-controlling interest in NMNLC	(1,058)	(1,398)	(4,789)	(1,584)
Net increase (decrease) in net assets resulting from operations related to New Mountain Finance Corporation	21,847	88,190	149,149	(7,686)
Capital transactions
Distributions declared to stockholders from net investment income	(29,072)	(29,049)	(87,168)	(91,018)
Reinvestment of distributions	—	—	1,049	—
Total net decrease in net assets resulting from capital transactions	(29,072)	(29,049)	(86,119)	(91,018)
Net (decrease) increase in net assets	(7,225)	59,141	63,030	(98,704)
New Mountain Finance Corporation net assets at the beginning of the period	1,292,130	1,125,623	1,221,875	1,283,468
New Mountain Finance Corporation net assets at the end of the period	1,284,905	1,184,764	1,284,905	1,184,764
Non-controlling interest in NMNLC	20,053	12,396	20,053	12,396
Net assets at the end of the period	$1,304,958	$1,197,160	$1,304,958	$1,197,160

Capital share activity
Shares issued from the reinvestment of distributions	—	—	79,646	—
Net increase in shares outstanding	—	—	79,646	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$153,938	$(6,102)
Adjustments to reconcile net decrease (increase) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments and New Mountain Net Lease Corporation ("NMNLC")	(12,692)	3,595
Net change in unrealized (appreciation) depreciation of investments and NMNLC	(52,544)	91,215
Net change in unrealized depreciation on translation of assets and liabilities in foreign currencies	13	—
Amortization of purchase discount	(6,681)	(7,942)
Amortization of deferred financing costs	5,660	3,549
Amortization of premium on Convertible Notes	(77)	(78)
Non-cash investment income	(33,226)	(22,016)
(Increase) decrease in operating assets:
Proceeds from sale of non-controlling interest in NMNLC	—	11,315
Purchase of investments and delayed draw facilities	(769,167)	(259,127)
Proceeds from sales and paydowns of investments	816,218	480,333
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	597	296
Cash paid for purchase of drawn portion of revolving credit facilities	(832)	(13,996)
Cash paid on drawn revolvers	(25,310)	(43,952)
Cash repayments on drawn revolvers	24,980	35,251
Deferred tax asset	101	—
Interest and dividend receivable	(4,362)	(1,768)
Receivable from unsettled securities sold	29	(4,490)
Receivable from affiliates	117	(236)
Other assets	(3,907)	(3,290)
Increase (decrease) in operating liabilities:
Management fee payable	(431)	9,690
Incentive fee payable	307	5,885
Payable for unsettled securities purchased	(2,184)	(1,780)
Payable to affiliates	(551)	490
Interest payable	(6,059)	(6,343)
Deferred tax liability	13	(778)
Other liabilities	490	400
Contributions (distributions) related to non-controlling interest in NMNLC	250	(503)
Net cash flows provided by operating activities	84,690	269,618
Cash flows from financing activities
Distributions paid	(86,119)	(91,018)
Offering costs paid	—	(203)
Proceeds from Holdings Credit Facility	129,000	16,000
Repayment of Holdings Credit Facility	(85,900)	(218,400)
Proceeds from Unsecured Notes	200,000	—
Repayment of Unsecured Notes	(141,750)	—
Proceeds from SBA-guaranteed debentures	—	75,000
Proceeds from NMFC Credit Facility	311,363	97,000
Repayment of NMFC Credit Facility	(326,500)	(135,000)
Proceeds from DB Credit Facility	77,500	67,000
Repayment of DB Credit Facility	(153,700)	(55,000)
Proceeds from NMNLC Credit Facility II	9,025	—
Repayment of NMNLC Credit Facility II	(3,180)	—
Deferred financing costs paid	(10,144)	(4,907)
Net cash flows used in by financing activities	(80,405)	(249,528)
Net increase in cash and cash equivalents	4,285	20,090
Effect of foreign exchange rate changes on cash and cash equivalents	106	—
Cash and cash equivalents at the beginning of the period	78,966	48,574
Cash and cash equivalents at the end of the period	$83,357	$68,664
Supplemental disclosure of cash flow information
Cash interest paid	$53,643	$60,940
Income taxes paid	15	129
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$1,049	$—
Accrual for offering costs	27	80
Accrual for deferred financing costs	14	11

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(12)(35)	7.33% (Sonia + 7.00%/D)	8/6/2021	8/3/2028	£12,879	$17,600	$17,093
	First lien (3)(12)	7.15% (L + 7.00%/S)	8/6/2021	8/3/2028	$10,184	10,033	10,032
						27,633	27,125	2.08%
Total Funded Debt Investments - Jersey						$27,633	$27,125	2.08%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$10,560	$10,527	$10,591	0.81%
Total Funded Debt Investments - United Arab Emirates						$10,527	$10,591	0.81%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(12)	8.33% (L + 8.25%/M)	10/8/2019	10/8/2027	$34,459	$34,234	$34,459	2.64%
Total Funded Debt Investments - United Kingdom						$34,234	$34,459	2.64%
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(12)	6.75% (L + 5.75%/S)	8/7/2019	5/22/2026	$26,436	$26,338	$26,436
	First lien (2)(12)	6.75% (L + 5.75%/S)	8/7/2019	5/22/2026	25,754	25,650	25,754
	First lien (5)(12)	6.75% (L + 5.75%/S)	8/7/2019	5/22/2026	22,024	21,943	22,024
	First lien (2)(12)	6.75% (L + 5.75%/S)	8/7/2019	5/22/2026	12,554	12,498	12,554
	First lien (2)(12)	6.75% (L + 5.75%/S)	8/13/2021	5/22/2026	3,395	3,387	3,395
						89,816	90,163	6.91%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(12)	7.00% (L + 5.50% + 0.50% PIK/M)*	9/17/2018	8/16/2024	49,682	49,417	49,682
	First lien (3)(12)	7.00% (L + 5.50% + 0.50% PIK/M)*	9/17/2018	8/16/2024	19,013	18,884	19,013
						68,301	68,695	5.26%
iCIMS, Inc.
Software	First lien (8)(12)	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	41,636	41,394	41,636
	First lien (8)(12)	7.50% (L + 6.50%/S)	6/14/2019	9/12/2024	8,667	8,614	8,667
	First lien (3)(12)(13) - Drawn	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	2,915	2,886	2,915
						52,894	53,218	4.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Frontline Technologies Group Holdings, LLC
Software	First lien (4)(12)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	$21,773	$21,712	$21,773
	First lien (2)(12)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	18,349	18,318	18,349
	First lien (2)(12)	6.75% (L + 5.75%/Q)	9/18/2017	9/18/2023	7,575	7,546	7,575
	First lien (2)(12)	6.75% (L + 5.75%/Q)	6/15/2021	9/18/2023	5,044	5,044	5,044
						52,620	52,741	4.04%
Integro Parent Inc.
Business Services	First lien (2)(12)	6.75% (L + 5.75%/M)	10/9/2015	10/31/2022	34,112	34,062	34,112
	First lien (3)(12)(13) - Drawn	4.33% (L + 4.25%/M)	6/8/2018	4/30/2022	6,743	6,709	6,743
	Second lien (8)(12)	10.25% (L + 9.25%/M)	10/9/2015	10/30/2023	10,000	9,966	10,000
						50,737	50,855	3.90%
CentralSquare Technologies, LLC
Software	Second lien (3)	7.63% (L + 7.50%/Q)	8/15/2018	8/31/2026	47,838	47,413	43,652
	Second lien (8)	7.63% (L + 7.50%/Q)	8/15/2018	8/31/2026	7,500	7,433	6,844
						54,846	50,496	3.87%
NM GRC Holdco, LLC
Business Services	First lien (2)(12)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	38,512	38,428	38,512
	First lien (2)(12)	8.50% (L + 6.00% + 1.50% PIK/Q)*	2/9/2018	2/9/2024	10,704	10,679	10,704
						49,107	49,216	3.77%
Brave Parent Holdings, Inc.
Software	Second lien (5)	7.58% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,426	22,613
	Second lien (2)	7.58% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,513	16,707
	Second lien (8)	7.58% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,960	6,030
						44,899	45,350	3.48%
Quest Software US Holdings Inc.
Software	Second lien (2)	8.38% (L + 8.25%/Q)	5/17/2018	5/18/2026	43,697	43,404	43,675	3.35%
Kaseya Inc.
Software	First lien (8)(12)	8.00% (L + 4.00% + 3.00% PIK/Q)*	5/9/2019	5/2/2025	28,872	28,693	28,872
	First lien (8)(12)	8.00% (L + 4.00% + 3.00% PIK/M)*	9/8/2021	5/2/2025	7,780	7,713	7,780
	First lien (3)(12)	8.00% (L + 4.00% + 3.00% PIK/Q)*	5/9/2019	5/2/2025	3,379	3,352	3,379
						39,758	40,031	3.07%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(12)	7.00% (L + 6.00%/S)	9/15/2017	9/15/2023	26,017	25,990	26,017
	First lien (4)(12)	7.00% (L + 6.00%/S)	9/17/2019	9/15/2023	10,509	10,509	10,509
	First lien (3)(12)(13) - Drawn	7.00% (L + 6.00%/S)	9/15/2017	3/15/2023	1,738	1,721	1,738
						38,220	38,264	2.93%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Deca Dental Holdings LLC
Healthcare Services	First lien (2)(12)	6.50% (L + 5.75%/Q)	8/26/2021	8/28/2028	$38,340	$37,961	$37,956	2.91%
Associations, Inc.
Business Services	First lien (2)(12)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	30,000	29,854	29,850
	First lien (3)(12)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	5,154	5,129	5,128
	First lien (3)(12)(13) - Drawn	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	618	615	615
						35,598	35,593	2.73%
GC Waves Holdings, Inc.**
Business Services	First lien (5)(12)	6.25% (L + 5.50%/Q)	8/13/2021	8/13/2026	22,163	22,042	22,163
	First lien (2)(12)	6.25% (L + 5.50%/Q)	8/13/2021	8/13/2026	13,379	13,278	13,379
						35,320	35,542	2.72%
KAMC Holdings, Inc
Business Services	Second lien (2)(12)	8.12% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,638	16,827
	Second lien (8)(12)	8.12% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,638	16,827
						37,276	33,654	2.58%
Diamond Parent Holdings Corp. (30)
Diligent Corporation
Software	First lien (2)(12)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	17,807	17,728	17,718
	First lien (2)(12)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	9,930	9,886	9,880
	First lien (3)(12)	7.25% (L + 6.25%/Q)	12/19/2018	8/4/2025	5,902	5,873	5,980
						33,487	33,578	2.57%
EAB Global, Inc.
Education	Second lien (2)(12)	7.00% (L + 6.50%/M)	8/16/2021	8/16/2029	33,452	32,957	32,951	2.53%
Finalsite Holdings, Inc.
Software	First lien (4)(12)	7.50% (L + 6.50%/Q)	9/28/2018	9/25/2024	21,256	21,169	21,469
	First lien (2)(12)	7.50% (L + 6.50%/Q)	9/28/2018	9/25/2024	10,499	10,456	10,604
						31,625	32,073	2.46%
Ansira Holdings, Inc.
Business Services	First lien (8)(12)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	31,195	31,146	25,325
	First lien (3)(12)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	7,883	7,873	6,399
						39,019	31,724	2.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Granicus, Inc.
Software	First lien (4)(12)	7.25% (L + 6.25%/Q)	1/27/2021	1/29/2027	$15,561	$15,454	$15,444
	First lien (3)(12)	7.25% (L + 6.25%/Q)	1/27/2021	1/29/2027	6,019	5,976	5,974
	First lien (2)(12)	7.25% (L + 6.25%/Q)	1/27/2021	1/29/2027	5,937	5,896	5,892
	First lien (3)(12)(13) - Drawn	7.00% (L + 6.00%/Q)	4/23/2021	1/29/2027	2,778	2,751	2,751
						30,077	30,061	2.30%
IG Investments Holdings, LLC
Business Services	First lien (2)	6.75% (L + 6.00%/Q)	9/22/2021	9/22/2028	29,502	29,208	29,207	2.24%
MRI Software LLC
Software	First lien (5)(12)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	22,160	22,076	22,160
	First lien (2)(12)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	6,221	6,196	6,221
	First lien (3)(12)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	320	318	320
						28,590	28,701	2.20%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	5/10/2017	5/1/2024	24,044	23,974	23,608
	Second lien (2)(12)	10.25% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,475	4,500
						28,449	28,108	2.15%
Foundational Education Group, Inc.
Education	Second lien (5)(12)	7.00% (L + 6.50%/S)	8/19/2021	8/31/2029	22,500	22,388	22,388
	Second lien (2)(12)	7.00% (L + 6.50%/S)	8/19/2021	8/31/2029	5,009	4,984	4,984
						27,372	27,372	2.10%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	7.50% (L + 6.75%/Q)	11/14/2019	11/19/2027	22,500	22,400	22,781
	Second lien (2)	7.50% (L + 6.75%/Q)	11/14/2019	11/19/2027	4,208	4,173	4,261
						26,573	27,042	2.07%
Confluent Health, LLC
Healthcare Services	First lien (2)	5.08% (L + 5.00%/M)	6/21/2019	6/24/2026	26,881	26,784	26,948	2.07%
Tenawa Resource Holdings LLC (16)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(12)	10.50% (Base + 8.00%/Q)(33)	5/12/2014	10/30/2024	38,500	38,465	24,166
	First lien (3)(12)	10.50% (Base + 8.00%/Q)(33)	7/6/2021	10/30/2024	4,400	4,400	2,762
						42,865	26,928	2.06%
New Trojan Parent, Inc.
Healthcare Services	Second lien (2)	7.75% (L + 7.25%/Q)	1/22/2021	1/5/2029	26,762	26,637	26,829	2.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

VT Topco, Inc.
Business Services	Second lien (2)(12)	7.50% (L + 6.75%/M)	7/30/2021	7/31/2026	$16,183	$16,124	$16,124
	Second lien (4)(12)	6.83% (L + 6.75%/M)	8/14/2018	7/31/2026	10,000	9,983	10,000
						26,107	26,124	2.00%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(12)	7.34% (L + 7.25%/M)	8/2/2018	8/10/2026	18,266	18,219	18,266
	Second lien (8)(12)	7.34% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,481	7,500
						25,700	25,766	1.97%
Idera, Inc.
Software	Second lien (4)	7.50% (L + 6.75%/M)	6/27/2019	3/2/2029	22,500	22,204	22,613
	Second lien (3)	7.50% (L + 6.75%/M)	4/29/2021	3/2/2029	3,000	2,986	3,015
						25,190	25,628	1.96%
RealPage, Inc.
Business Services	Second lien (2)	7.25% (L + 6.50%/M)	2/18/2021	4/23/2029	25,000	24,820	25,614	1.96%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(12)	3.58% (L + 3.50%/M)	6/24/2019	8/28/2024	16,606	15,034	12,993
	First lien (8)(12)	3.58% (L + 3.50%/M)	10/23/2019	8/28/2024	16,016	14,104	12,533
						29,138	25,526	1.96%
Galway Borrower LLC
Financial Services	First lien (2)	6.00% (L + 5.25%/Q)	9/30/2021	9/29/2028	24,340	24,096	24,096	1.85%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (8)(12)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	19,259	18,989	19,028
	First lien (2)(12)	6.75% (L + 6.00%/S)	3/2/2021	3/1/2028	4,913	4,844	4,854
						23,833	23,882	1.83%
Syndigo LLC
Software	Second lien (4)	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	22,500	22,343	22,528	1.73%
Astra Acquisition Corp.
Software	First lien (5)(12)	5.50% (L + 4.75%/M)	2/26/2020	3/1/2027	22,220	22,084	22,220	1.70%
ACI Parent Inc. (31)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(12)	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	22,362	22,142	22,138	1.70%
Cardinal Parent, Inc.
Software	First lien (4)	5.25% (L + 4.50%/Q)	10/30/2020	11/12/2027	12,127	12,045	12,112
	Second lien (4)(12)	8.50% (L + 7.75%/Q)	11/12/2020	11/13/2028	9,767	9,677	9,962
						21,722	22,074	1.69%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	8.38% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,919	21,667	1.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

MED Parentco, LP
Healthcare Services	Second lien (8)	8.33% (L + 8.25%/M)	8/2/2019	8/30/2027	$20,857	$20,730	$21,014	1.61%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	19,928	19,790	19,853
	First lien (3)(13) - Drawn	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	962	955	959
						20,745	20,812	1.59%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	20,313	20,264	20,465	1.57%
YLG Holdings, Inc.
Business Services	First lien (5)(12)	7.00% (L + 6.00%/S)	11/1/2019	10/31/2025	18,091	18,026	18,091
	First lien (5)(12)	7.00% (L + 6.00%/S)	11/1/2019	10/31/2025	2,357	2,346	2,357
						20,372	20,448	1.57%
DiversiTech Holdings, Inc.
Distribution & Logistics	Second lien (2)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	12,000	11,934	12,030
	Second lien (8)	8.50% (L + 7.50%/Q)	5/18/2017	6/2/2025	7,500	7,459	7,519
						19,393	19,549	1.50%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (4)(12)	5.50% (L + 4.75%/Q)	9/9/2019	9/4/2026	19,263	19,101	19,456	1.49%
Xactly Corporation
Software	First lien (4)(12)	8.25% (L + 7.25%/S)	7/31/2017	7/31/2023	19,047	18,999	19,047	1.46%
Infogain Corporation
Software	First lien (2)(12)	6.75% (L + 5.75%/Q)	7/30/2021	7/28/2028	19,137	18,997	18,994	1.46%
Bluefin Holding, LLC
Software	Second lien (8)(12)	7.83% (L + 7.75%/M)	9/6/2019	9/3/2027	18,000	18,000	18,000
	First lien (3)(12)(13) - Drawn	4.38% (L + 4.25%/Q)	9/6/2019	9/6/2024	909	895	909
						18,895	18,909	1.45%
Bullhorn, Inc.
Software	First lien (2)(12)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	16,873	16,780	16,873
	First lien (3)(12)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	781	775	781
	First lien (3)(12)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	350	348	350
	First lien (3)(12)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	279	277	279
						18,180	18,283	1.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

AAC Lender Holdings, LLC (28)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(12)	7.25% (L + 5.75% PIK + 0.50%/M)(33)*	9/30/2015	9/30/2026	$27,343	$27,290	$17,218
	First lien (3)(12)	15.00% (L + 13.50% PIK + 0.50%/M)(33)*	6/10/2021	9/30/2026	1,527	1,527	370
	Subordinated (3)(12)	2.00% (L + 1.00% PIK/Q)(33)*	3/16/2021	9/30/2026	5,230	—	—
						28,817	17,588	1.35%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(12)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	15,990	15,928	15,990
	First lien (3)(12)(13) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	967	962	967
						16,890	16,957	1.30%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(12)	6.25% (L + 5.25%/Q)	12/18/2018	11/29/2024	16,751	16,703	16,751	1.28%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(12)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	13,972	13,918	13,972
	First lien (5)(12)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	2,514	2,492	2,514
						16,410	16,486	1.26%
Mamba Purchaser, Inc.
Healthcare Services	Second lien (3)	7.00% (L + 6.50%/M)	9/29/2021	10/14/2029	16,291	16,185	16,185	1.24%
Instructure, Inc. **
Software	First lien (8)(12)	6.50% (L + 5.50%/M)	3/24/2020	3/24/2026	15,252	15,177	15,252	1.17%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(12)	6.00% (L + 5.25%/M)	6/30/2021	6/29/2027	15,382	15,232	15,229	1.17%
Hill International, Inc.
Business Services	First lien (2)(12)	6.75% (L + 5.75%/M)	6/21/2017	6/21/2023	15,129	15,103	15,129	1.16%
CFS Management, LLC
Healthcare Services	First lien (2)(12)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	11,527	11,492	11,527
	First lien (3)(12)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	3,433	3,421	3,433
						14,913	14,960	1.15%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(12)	8.50% (L + 7.50%/S)	9/29/2016	9/8/2022	14,999	14,968	14,662	1.12%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(12)	9.25% (L + 8.25%/S)	9/5/2018	9/5/2024	13,444	13,406	13,444	1.03%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)
Software	First lien (2)(12)	5.00% (L + 4.00%/M)	12/7/2016	12/2/2022	$2,880	$2,876	$2,880
	Second lien (8)(12)	10.25% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,821	7,840
	Second lien (3)(12)	10.25% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,155	2,160
						12,852	12,880	0.99%
Castle Management Borrower LLC
Business Services	First lien (2)(12)	3.19% (L + 2.19%/Q)	5/31/2018	2/15/2025	14,590	14,559	12,843	0.98%
Geo Parent Corporation
Business Services	First lien (2)	5.33% (L + 5.25%/M)	12/13/2018	12/19/2025	12,835	12,793	12,771	0.98%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(12)	9.00% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,389	12,634	0.97%
Calabrio, Inc.
Software	First lien (5)(12)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	12,347	12,260	12,366	0.95%
OEConnection LLC
Business Services	Second lien (2)(12)	8.33% (L + 8.25%/M)	9/25/2019	9/25/2027	12,044	11,947	12,044	0.92%
Apptio, Inc.
Software	First lien (8)(12)	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	11,203	11,065	11,203
	First lien (3)(12)(13) - Drawn	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	827	810	827
						11,875	12,030	0.92%
CHA Holdings, Inc.
Business Services	Second lien (4)(12)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,965	7,036
	Second lien (3)(12)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,423	4,468
						11,388	11,504	0.88%
USRP Holdings, Inc.
Federal Services	First lien (2)(12)	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	11,454	11,342	11,340	0.87%
Alert Holding Company, Inc. (17)
Appriss Holdings, Inc.
Business Services	First lien (8)	7.00% (L + 6.00%/Q)	5/24/2019	5/29/2026	10,887	10,821	10,887
	First lien (3)(13) - Drawn	8.25% (P + 5.00%/Q)	5/24/2019	5/30/2025	230	228	230
						11,049	11,117	0.85%
Recorded Future, Inc.
Software	First lien (8)(12)	7.00% (L + 6.00%/Q)	8/26/2019	7/3/2025	6,234	6,213	6,234
	First lien (8)(12)	7.00% (L + 6.00%/Q)	3/26/2021	7/3/2025	4,788	4,760	4,788
						10,973	11,022	0.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Vectra Co.
Business Products	Second lien (8)(12)	7.33% (L + 7.25%/M)	2/23/2018	3/8/2026	$10,788	$10,762	$10,788	0.83%
Masergy Holdings, Inc.
Business Services	Second lien (2)	8.50% (L + 7.50%/M)	12/14/2016	12/16/2024	10,500	10,471	10,448	0.80%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(12)	—	5/3/2013	—	14,500	14,500	10,354	0.79%
Quartz Holding Company
Software	Second lien (3)(12)	8.09% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,848	10,000	0.77%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (2)(12)	5.75% (L + 4.75%/S)	11/30/2018	7/21/2023	9,182	9,163	9,182	0.70%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(12)	6.25% (L + 5.25%/M)	7/19/2021	7/19/2027	8,302	8,211	8,209
	First lien (3)(12)(13) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	453	448	448
						8,659	8,657	0.66%
Cloudera, Inc.**
Software	Second lien (2)(12)	6.50% (L + 6.00%/M)	8/10/2021	10/8/2029	8,494	8,472	8,472	0.65%
Specialtycare, Inc.
Healthcare Services	First lien (2)(12)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	7,224	7,119	7,115	0.55%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	6.58% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,710	6,718	0.51%
Appriss Health Holdings, Inc. (18)
Appriss Health, LLC
Business Services	First lien (8)(12)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	6,250	6,191	6,223	0.48%
ADG, LLC
Healthcare Services	Second lien (3)(12)	11.00% (L + 10.00% PIK/Q)*	10/3/2016	3/28/2024	6,410	6,379	5,935	0.45%
Stats Intermediate Holdings, LLC**
Business Services	First lien (2)	5.37% (L + 5.25%/Q)	5/22/2019	7/10/2026	5,835	5,796	5,835	0.45%
Safety Borrower Holdings LLC
Information Services	First lien (2)	6.75% (L + 5.75%/S)	9/1/2021	9/1/2027	5,756	5,728	5,728	0.44%
Sun Acquirer Corp.
Consumer Services	First lien (2)	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	4,025	3,990	3,990
	First lien (3)(13) - Drawn	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	419	416	416
						4,406	4,406	0.34%
Wealth Enhancement Group, LLC**
Business Services	First lien (3)(12)(13) - Drawn	6.75% (L + 5.75%/Q)	8/13/2021	10/4/2027	827	825	825	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Education Management Corporation (15)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M)(33)	1/5/2015	7/2/2020	$300	$292	$—
	First lien (3)	13.00% (L + 7.50%/M)(33)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q)(33)	1/5/2015	7/2/2020	206	201	—
	First lien (3)	9.75% (L + 6.50%/Q)(33)	1/5/2015	7/2/2020	116	113	—
	First lien (2)	11.75% (P + 8.50%/M)(33)	1/5/2015	7/2/2020	140	116	—
	First lien (3)	11.75% (P + 8.50%/M)(33)	1/5/2015	7/2/2020	79	65	—
	First lien (2)	11.75% (P + 8.50%/M)(33)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(33)	1/5/2015	7/2/2020	2	2	—
						957	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (33)(34)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States						$2,054,387	$2,007,091	153.81%
Total Funded Debt Investments						$2,126,781	$2,079,266	159.34%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(12)(24)	—	9/1/2017	—	93,136	$9,234	$9,407	0.72%
Total Shares - Hong Kong						$9,234	$9,407	0.72%
Equity - United States
Dealer Tire Holdings, LLC (25)
Distribution & Logistics	Preferred shares (3)	—	9/13/2021	—	56,271	$55,835	$56,243	4.31%
Symplr Software Intermediate Holdings, Inc. (26)
Healthcare Information Technology	Preferred shares (4)(12)	—	11/30/2018	—	7,500	10,329	10,441
	Preferred shares (3)(12)	—	11/30/2018	—	2,586	3,561	3,600
						13,890	14,041	1.08%
ACI Parent Inc. (31)
Healthcare Services	Preferred shares (3)(12)	—	8/2/2021	—	12,500	12,617	12,614	0.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Diamond Parent Holdings Corp. (30)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(12)	—	4/6/2021	—	10,000	$10,385	$10,379	0.80%
Project Essential Super Parent, Inc.(29)
Software	Preferred shares (3)(12)	—	4/20/2021	—	10,000	10,323	10,314	0.79%
Alert Holding Company, Inc. (17)
Alert Intermediate Holdings I, Inc.
Business Services	Preferred shares (3)	—	5/31/2019	—	6,111	7,786	7,878	0.60%
HB Wealth Management, LLC (32)**
Financial Services	Preferred shares (11)	—	9/30/2021	—	48,303	4,830	4,830	0.37%
Appriss Health Holdings, Inc. (18)
Appriss Health Intermediate Holdings, Inc.
Business Services	Preferred shares (3)(12)	—	5/6/2021	—	2,333	2,401	2,400	0.18%
Ancora Acquisition LLC
Education	Preferred shares (9)(12)	—	8/12/2013	—	372	83	158	0.01%
Tenawa Resource Holdings LLC (16)
QID NGL LLC
Specialty Chemicals & Materials	Preferred shares (6)(12)	—	10/30/2017	—	1,623,385	1,623	—
	Preferred shares (6)(12)	—	11/24/2020	—	44,668	45	—
	Ordinary shares (6)(12)	—	5/12/2014	—	5,290,997	5,291	—
	Ordinary shares (6)(12)	—	7/6/2021	—	20	—	—
						6,959	—	—%
Education Management Corporation (15)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
AAC Lender Holdings, LLC (28)
Education	Ordinary shares (3)(12)	—	3/16/2021	—	758	—	—	—%
Total Shares - United States						$125,578	$118,857	9.11%
Total Shares						$134,812	$128,264	9.83%
Total Funded Investments						$2,261,593	$2,207,530	169.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - Jersey
Tennessee Bidco Limited (35)**
Business Services	First lien (3)(12)(13) - Undrawn	—	8/6/2021	7/9/2023	£16,100	$—	$(335)	(0.03)%
Total Unfunded Debt Investments - Jersey						$—	$(335)	(0.03)%
Unfunded Debt Investments - United States
AAC Lender Holdings, LLC (28)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(12)(13) - Undrawn	—	1/25/2021	9/30/2026	$2,652	$—	$—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(12)(13) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	—	—%
Recorded Future, Inc.
Software	First lien (3)(12)(13) - Undrawn	—	8/26/2019	7/3/2025	750	(4)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(12)(13) - Undrawn	—	2/20/2020	2/20/2026	832	(4)	—	—%
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)
Software	First lien (3)(12)(13) - Undrawn	—	12/7/2016	12/2/2022	1,000	(5)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(12)(13) - Undrawn	—	3/13/2020	2/6/2025	1,013	(5)	—	—%
Bullhorn, Inc.
Software	First lien (3)(12)(13) - Undrawn	—	9/24/2019	9/30/2026	852	(6)	—	—%
Alert Holding Company, Inc. (17)
Appriss Holdings, Inc.
Business Services	First lien (3)(13) - Undrawn	—	5/24/2019	5/30/2025	700	(7)	—	—%
Bluefin Holding, LLC
Software	First lien (3)(12)(13) - Undrawn	—	9/6/2019	9/6/2024	606	(9)	—	—%
Xactly Corporation
Software	First lien (3)(12)(13) - Undrawn	—	7/31/2017	7/31/2023	992	(10)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (2)(12)(13) - Undrawn	—	3/24/2021	3/24/2022	$9,684	$—	$—
	First lien (3)(12)(13) - Undrawn	—	1/31/2020	2/10/2022	500	—	—
	First lien (3)(12)(13) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	—
						(10)	—	—%
Calabrio, Inc.
Software	First lien (3)(12)(13) - Undrawn	—	4/16/2021	4/16/2027	1,487	(11)	—	—%
Instructure, Inc. **
Software	First lien (3)(12)(13) - Undrawn	—	3/24/2020	3/24/2026	2,036	(13)	—	—%
Diamond Parent Holdings Corp. (30)
Diligent Corporation
Software	First lien (3)(12)(13) - Undrawn	—	3/30/2021	8/4/2025	3,624	(18)	—	—%
Finalsite Holdings, Inc.
Software	First lien (3)(12)(13) - Undrawn	—	9/25/2018	9/25/2024	2,521	(19)	—	—%
YLG Holdings, Inc.
Business Services	First lien (3)(12)(13) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	—	—%
Apptio, Inc.
Software	First lien (3)(12)(13) - Undrawn	—	1/10/2019	1/10/2025	1,240	(25)	—	—%
GC Waves Holdings, Inc.**
Business Services	First lien (2)(12)(13) - Undrawn	—	8/13/2021	8/11/2023	10,643	—	—
	First lien (3)(12)(13) - Undrawn	—	10/31/2019	10/31/2025	3,950	(30)	—
						(30)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(12)(13) - Undrawn	—	8/7/2019	5/22/2026	5,917	(36)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Kaseya Inc.
Software	First lien (3)(12)(13) - Undrawn	—	5/9/2019	5/2/2025	$2,311	$(23)	$—
	First lien (3)(12)(13) - Undrawn	—	9/8/2021	9/8/2023	3,670	(32)	—
						(55)	—	—%
Appriss Health Holdings, Inc. (18)
Appriss Health, LLC
Business Services	First lien (3)(12)(13) - Undrawn	—	5/6/2021	5/6/2027	417	(4)	(2)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(12)(13) - Undrawn	—	7/19/2021	7/19/2026	679	(8)	(8)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (3)(13) - Undrawn	—	9/1/2021	9/1/2027	512	(3)	(3)
	First lien (3)(13) - Undrawn	—	9/1/2021	9/1/2022	1,279	—	(6)
						(3)	(9)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(13) - Undrawn	—	3/12/2021	3/10/2023	3,962	—	(15)	(0.00)%
Specialtycare, Inc.
Healthcare Services	First lien (3)(12)(13) - Undrawn	—	6/18/2021	6/18/2026	559	(8)	(8)
	First lien (3)(12)(13) - Undrawn	—	6/18/2021	6/18/2023	671	—	(10)
						(8)	(18)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(13) - Undrawn	—	9/22/2021	9/22/2027	2,298	(23)	(23)	(0.00)%
USRP Holdings, Inc.
Federal Services	First lien (3)(12)(13) - Undrawn	—	7/22/2021	7/23/2027	893	(9)	(9)
	First lien (3)(12)(13) - Undrawn	—	7/22/2021	7/23/2023	1,487	—	(15)
						(9)	(24)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(13) - Undrawn	—	9/8/2021	9/8/2027	559	(5)	(5)
	First lien (3)(13) - Undrawn	—	9/8/2021	9/8/2023	2,544	(10)	(22)
						(15)	(27)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Infogain Corporation
Software	First lien (3)(12)(13) - Undrawn	—	7/30/2021	7/30/2026	$3,827	$(29)	$(29)	(0.00)%
Granicus, Inc.
Software	First lien (3)(12)(13) - Undrawn	—	1/27/2021	1/29/2027	2,414	(18)	(18)
	First lien (3)(12)(13) - Undrawn	—	4/23/2021	4/21/2023	1,822	—	(18)
						(18)	(36)	(0.00)%
Wealth Enhancement Group, LLC**
Business Services	First lien (3)(12)(13) - Undrawn	—	8/13/2021	10/4/2027	276	(1)	(1)
	First lien (3)(12)(13) - Undrawn	—	8/13/2021	6/3/2022	17,647	—	(44)
						(1)	(45)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(12)(13) - Undrawn	—	6/30/2021	6/29/2027	1,501	(15)	(15)
	First lien (3)(12)(13) - Undrawn	—	6/30/2021	6/29/2023	5,252	—	(53)
						(15)	(68)	(0.01)%
Galway Borrower LLC
Financial Services	First lien (3)(13) - Undrawn	—	9/30/2021	9/30/2027	1,865	(19)	(19)
	First lien (3)(13) - Undrawn	—	9/30/2021	9/29/2023	5,595	—	(55)
						(19)	(74)	(0.01)%
ACI Parent Inc. (31)
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(12)(13) - Undrawn	—	8/2/2021	8/2/2027	2,354	(24)	(24)
	First lien (3)(12)(13) - Undrawn	—	8/2/2021	8/2/2023	8,239	—	(82)
						(24)	(106)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Associations, Inc.
Business Services	First lien (3)(12)(13) - Undrawn	—	7/2/2021	7/2/2027	$3,543	$(18)	$(18)
	First lien (3)(12)(13) - Undrawn	—	7/2/2021	7/2/2022	3,505	(18)	(18)
	First lien (3)(12)(13) - Undrawn	—	7/2/2021	1/2/2023	8,590	(43)	(43)
	First lien (3)(12)(13) - Undrawn	—	7/2/2021	7/2/2023	8,590	(43)	(43)
						(122)	(122)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(12)(13) - Undrawn	—	3/1/2021	3/1/2023	10,664	—	(128)	(0.01)%
Deca Dental Holdings LLC
Healthcare Services	First lien (3)(12)(13) - Undrawn	—	8/26/2021	8/26/2027	3,027	(30)	(30)
	First lien (3)(12)(13) - Undrawn	—	8/26/2021	8/28/2023	13,116	—	(131)
						(30)	(161)	(0.01)%
Total Unfunded Debt Investments - United States						$(618)	$(895)	(0.06)%
Total Unfunded Debt Investments						$(618)	$(1,230)	(0.09)%
Total Non-Controlled/Non-Affiliated Investments						$2,260,975	$2,206,300	169.08%
Non-Controlled/Affiliated Investments (37)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (19)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(12)	13.00% (6.50% + 6.50%/PIK)*	12/11/2020	1/26/2027	$15,181	$15,046	$15,267	1.17%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(12)	15.00% PIK/Q*	9/12/2019	9/12/2023	5	5	—	—%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(12)	10.00% PIK/Q(33)*	3/30/2021	—	247	—	—
	First lien (3)(12)	11.00% (L + 10.00% PIK/M)(33)*	7/23/2020	—	3,409	—	—
						—	—	—%
Total Funded Debt Investments - United States						$15,051	$15,267	1.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Equity - United States
TVG-Edmentum Holdings, LLC (19)
Education	Ordinary shares (3)(12)	—	12/11/2020	—	48,899	$51,757	$92,338	7.07%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(12)	—	7/31/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(12)	—	7/31/2017	—	2,786,000	1,282	401
						12,783	4,000	0.31%
Total Shares - United States						$64,540	$96,338	7.38%
Total Non-Controlled/Affiliated Investments						$79,591	$111,605	8.55%
Controlled Investments (38)
Funded Debt Investments - United States
New Benevis Topco, LLC (27)
New Benevis Holdco, Inc.
Healthcare Services	First lien (2)(12)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	$32,550	$32,550	$32,550
	First lien (8)(12)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	7,986	7,986	7,986
	First lien (3)(12)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	3,921	3,921	3,921
	Subordinated (3)(12)	12.00% PIK/M*	10/6/2020	10/6/2025	16,059	13,640	13,242
						58,097	57,699	4.42%
UniTek Global Services, Inc.
Business Services	First lien (2)(12)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	12,610	12,610	12,285
	First lien (3)(12)	8.50% (L + 5.50% + 2.00% PIK/S)*	3/16/2020	8/20/2024	9,341	8,548	9,099
	First lien (2)(12)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	2,522	2,522	2,456
	First lien (3)(12)	8.50% (L + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	1,349	1,191	1,314
	Second lien (3)(12)	15.00% PIK/Q*	12/16/2020	2/20/2025	9,602	9,602	9,602
						34,473	34,756	2.66%
NHME Holdings Corp. (23)
National HME, Inc.
Healthcare Services	Second lien (3)(12)	12.00% PIK/Q*	11/27/2018	5/27/2024	20,391	18,003	14,783
	Second lien (3)(12)	12.00% PIK/Q*	11/27/2018	5/27/2024	11,268	10,695	9,860
						28,698	24,643	1.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(12)	18.00% PIK/M*	10/30/2020	12/31/2024	$17,422	$17,422	$17,422
	First lien (3)(12)(13) - Drawn	10.00% (L + 9.00% PIK/M)*	10/30/2020	12/31/2024	5,399	5,399	5,399
						22,821	22,821	1.75%
Total Funded Debt Investments - United States						$144,089	$139,919	10.72%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(12)	—	9/13/2016	—	—	$7,345	$14,494	1.11%
Total Shares - Canada						$7,345	$14,494	1.11%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(12)	—	5/4/2018	—	—	$140,000	$140,000	10.73%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(12)	—	5/5/2021	—	—	112,400	112,400	8.61%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(12)	—	6/20/2018	—	—	71,781	90,676	6.95%
New Benevis Topco, LLC (27)
Healthcare Services	Ordinary shares (2)(12)	—	10/6/2020	—	269,027	27,154	34,028
	Ordinary shares (8)(12)	—	10/6/2020	—	66,007	6,662	8,349
	Ordinary shares (3)(12)	—	10/6/2020	—	60,068	6,105	7,598
						39,921	49,975	3.83%
NM GLCR LP
Net Lease	Membership interest (7)(12)	—	2/1/2018	—	—	14,750	46,272	3.54%
NM CLFX LP
Net Lease	Membership interest (7)(12)	—	10/6/2017	—	—	12,538	25,352	1.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

UniTek Global Services, Inc.
Business Services	Preferred shares (3)(12)(22)	—	8/17/2018	—	12,093,031	$12,093	$9,851
	Preferred shares (3)(12)(22)	—	8/29/2019	—	7,187,456	7,187	6,551
	Preferred shares (3)(12)(21)(33)	—	6/30/2017	—	19,795,435	19,795	2,647
	Preferred shares (2)(12)(20)(33)	—	1/13/2015	—	29,326,545	26,946	—
	Preferred shares (3)(12)(20)(33)	—	1/13/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(12)	—	1/13/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(12)	—	1/13/2015	—	1,993,749	532	—
						75,925	19,049	1.46%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(12)	—	10/30/2020	—	100	11,155	11,000	0.84%
NM APP US LLC
Net Lease	Membership interest (7)(12)	—	9/13/2016	—	—	5,080	9,006	0.69%
NM YI, LLC
Net Lease	Membership interest (7)(12)	—	9/30/2019	—	—	6,272	8,188	0.63%
NM DRVT LLC
Net Lease	Membership interest (7)(12)	—	11/18/2016	—	—	5,152	7,558	0.58%
NHME Holdings Corp. (23)
Healthcare Services	Ordinary shares (3)(12)	—	11/27/2018	—	640,000	4,000	4,000	0.31%
NM JRA LLC
Net Lease	Membership interest (7)(12)	—	8/12/2016	—	—	2,043	3,899	0.30%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(12)	—	6/20/2018	—	—	803	986	0.08%
NM KRLN LLC
Net Lease	Membership interest (7)(12)	—	11/15/2016	—	—	8,962	486	0.04%
Total Shares - United States						$510,782	$528,847	40.53%
Total Shares						$518,127	$543,341	41.64%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(12)	—	12/16/2020	2/20/2025	8,523	$—	$9,489	0.72%
NHME Holdings Corp. (23)
Healthcare Services	Warrants (3)(12)	—	11/27/2018	—	160,000	1,000	1,000	0.08%
Total Warrants - United States						$1,000	$10,489	0.80%
Total Funded Investments						$663,216	$693,749	53.16%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (14)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (36)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(12)(13) - Undrawn	—	10/30/2020	12/31/2024	$4,977	$—	$—	—%
Total Unfunded Debt Investments - United States						$—	$—	—%
Total Controlled Investments						$663,216	$693,749	53.16%
Total Investments						$3,003,782	$3,011,654	230.79%

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
(9)Investment is held in NMF Ancora Holdings, Inc.
(10)Investment is held in NMF Permian Holdings, LLC.
(11)Investment is held in NMF HB, Inc.
(12)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(13)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(14)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (Sonia), and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2021.
(15)The Company holds investments in Education Management Corporation and one related entity of Education Management Corporation. The Company holds series A-1 convertible preferred stock and common stock in Education Management Corporation and holds tranche A first lien term loans and a tranche B first lien term loan in Education Management II LLC, which is an indirect subsidiary of Education Management Corporation.
(16)The Company holds investments in two related entities of Tenawa Resource Holdings LLC. The Company holds 4.77% of the common units in QID NGL LLC (which at closing represented 98.1% of the ownership in the common units in Tenawa Resource Holdings LLC), class A and class B preferred units in QID NGL LLC, and holds common units and a first lien investment in Tenawa Resource Management LLC, a wholly-owned subsidiary of Tenawa Resource Holdings LLC.
(17)The Company holds investments in two wholly-owned subsidiaries of Alert Holding Company, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Holdings, Inc. and preferred equity in Alert Intermediate Holdings I, Inc. The preferred equity is entitled to receive preferential dividends at a rate of L + 10.5% per annum.
(18)The Company holds investments in two wholly-owned subsidiaries of Appriss Health Holdings, Inc. The company holds a first lien term loan and a first lien revolver in Appriss Health, LLC, and preferred equity in Appriss Health Intermediate Holdings, Inc. The preferred equity is entitled to receive preferential dividends at a rate of 11.00% per annum.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

(19)The Company holds ordinary shares in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. The ordinary shares are entitled to receive cumulative preferential dividends at a rate of 12.0% per annum.
(20)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.
(21)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.
(22)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.
(23)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as second lien term loans in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.
(24)The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares.
(25)The Company holds preferred equity in Dealer Tire Holdings, LLC. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 7.00% per annum.
(26)The Company holds preferred equity in Symplr Software Intermediate Holdings, Inc. that is entitled to receive cumulative preferential dividends at a rate of L + 10.50% per annum.
(27)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(28)The Company holds ordinary shares in AAC Lender Holdings, LLC and a first lien term loan, first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(29)The Company holds preferred equity in Project Essential Super Parent, LLC that is entitled to receive cumulative preferential dividends at a rate of L + 9.50% per annum.
(30)The Company holds investments in two wholly-owned subsidiary of Diamond Parent Holdings Corp. The Company holds three first lien term loans and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The preferred equity in Diligent Preferred Issuer Inc. is entitled to receive cumulative preferential dividends at a rate 10.50% per annum.

(31)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The preferred equity in ACI Parent Inc. is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
(32)The Company holds preferred equity in HB Wealth Management, LLC that is entitled to receive cumulative preferential dividends at a rate of 4.00% per annum.
(33)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(34)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of September 30, 2021. See Note 2. Summary of Significant Accounting Policies, for details.
(35)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of September 30, 2021, the par value U.S. dollar equivalent of the first lien term loan and the undrawn first lien term loan is $17,354 and $21,693, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(36)Par amount is denominated in USD unless otherwise noted, British Pound ("£").
(37)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2021 and December 31, 2020 along with transactions during the nine months ended September 30, 2021 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2021	Interest Income	Dividend Income	Other Income
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc. / Permian Trust	$—	$225	$(12,438)	$(12,213)	$12,213	$—	$—	$—	$—
Sierra Hamilton Holdings Corporation	4,776	11	(828)	2	41	4,000	188	—	24
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	98,236	4,365	(27,287)	20,549	32,291	107,605	1,316	4,169	260
Total Non-Controlled/Affiliated Investments	$103,012	$4,601	$(40,553)	$8,338	$44,545	$111,605	$1,504	$4,169	$284

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

(38)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of September 30, 2021 and December 31, 2020, along with transactions during the nine months ended September 30, 2021 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2021	Interest Income	Dividend Income	Other Income
Edmentum Inc.	$—	$—	$—	$1,557	$—	$—	$—	$—	$1,200
National HME, Inc./NHME Holdings Corp.	27,530	3,354	—	—	(1,241)	29,643	3,354	—	375
New Benevis Topco, LLC / New Benevis Holdco, Inc.	98,442	4,013	—	—	5,219	107,674	5,154	—	1,125
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	29,336	4,485	—	—	—	33,821	2,567	—	502
NM APP CANADA CORP	12,302	—	—	—	2,192	14,494	—	706	—
NM APP US LLC	7,410	—	—	—	1,596	9,006	—	413	—
NM CLFX LP	14,885	—	—	—	10,467	25,352	—	1,131	—
NM DRVT LLC	7,084	—	—	—	474	7,558	—	343	—
NM JRA LLC	3,830	—	—	—	69	3,899	—	199	—
NM GLCR LP	29,130	—	—	—	17,142	46,272	—	1,410	—
NM KRLN LLC	1,501	381	—	—	(1,396)	486	—	—	—
NM NL Holdings, L.P.	67,132	17,334	—	—	6,210	90,676	—	5,413	—
NM GP Holdco, LLC	703	219	—	—	64	986	—	52	—
NM YI LLC	6,852	—	—	—	1,336	8,188	—	675	—
NMFC Senior Loan Program I LLC	23,000	10,000	(33,000)	—	—	—	—	741	—
NMFC Senior Loan Program II LLC	79,400	—	(79,400)	—	—	—	—	2,410	—
NMFC Senior Loan Program III LLC	120,000	20,000	—	—	—	140,000	—	12,687	—
NMFC Senior Loan Program IV LLC	—	112,400	—	—	—	112,400	—	5,098	—
UniTek Global Services, Inc.	72,338	5,135	(2,647)	—	(11,532)	63,294	2,879	3,533	557
Total Controlled Investments	$600,875	$177,321	$(115,047)	$1,557	$30,600	$693,749	$13,954	$34,811	$3,759

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2021, 16.7% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2021
(unaudited)

September 30, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	48.90%
Second lien	23.96%
Subordinated	1.29%
Equity and other	25.85%
Total investments	100.00%

September 30, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	27.61%
Business Services	21.77%
Healthcare Services	17.97%
Investment Funds (includes investments in joint ventures)	8.38%
Education	7.55%
Net Lease	6.87%
Distribution & Logistics	3.93%
Specialty Chemicals & Materials	1.73%
Energy	1.26%
Financial Services	0.96%
Healthcare Information Technology	0.47%
Packaging	0.42%
Federal Services	0.38%
Business Products	0.36%
Information Services	0.19%
Consumer Services	0.15%
Total investments	100.00%

September 30, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	90.11%
Fixed rates	9.89%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

September 30, 2021
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through September 30, 2021, NMFC raised approximately $893,183 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
The Company has established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and NMFDB’s credit facility, respectively;
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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID"), NMF YP Holdings Inc. ("NMF YP"), NMF Permian Holdings LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB") and NMF TRM, LLC ("NMF TRM"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates its tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to "triple net" leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA-eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2021, the Company’s top five industry concentrations were software, business services, healthcare services, investment funds (which includes the Company's investments in its joint ventures) and education.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB and NMF TRM and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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

i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2021.

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

Below is certain summarized property information for NMNLC as of September 30, 2021:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2021
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$91,662
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	46,272
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	25,352
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	14,494
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	9,006
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,188
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,558
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,899
NM KRLN LLC	None	N/A	MD	95	486
					$206,917
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2021 and December 31, 2020, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $21,422 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2021 and December 31, 2020.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2021, the Company recognized PIK and non-cash interest from investments of $5,699 and $17,067, respectively, and PIK and non-cash dividends from investments of $3,705 and $14,738, respectively. For the three and nine months ended September 30, 2020, the Company recognized PIK and non-cash interest from investments of $5,008 and $11,726, respectively, and PIK and non-cash dividends from investments of $3,850 and $9,196, respectively.

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
For the three and nine months ended September 30, 2021, the Company recognized a total income tax benefit (provision) of approximately $9 and $(129), respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2021, the Company recorded current income tax (benefit) expense of approximately $(8) and $15, respectively, and deferred income tax benefit (provision) of approximately $1 and $(114), respectively. For the three and nine months ended September 30, 2020, the Company recognized a total income tax benefit of approximately $134 and $662, respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2020, the Company recorded current income tax expense of approximately $123 and $116, respectively, and deferred income tax benefit of approximately $257 and $778, respectively.
As of September 30, 2021 and December 31, 2020, the Company had $(13) and $101, respectively, of deferred tax (liabilities) assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC 740") through December 31, 2020. The 2018 through 2020 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2020, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2021 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the Repurchase Program.
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
Note 3. Investments
At September 30, 2021, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,510,503	$1,472,741
Second lien	731,614	721,618
Subordinated	43,186	38,863
Equity and other	718,479	778,432
Total investments	$3,003,782	$3,011,654
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$831,130	$831,921
Business Services	718,919	655,945
Healthcare Services	535,176	541,244
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	199,138	227,339
Net Lease	134,726	206,917
Distribution & Logistics	121,252	118,275
Specialty Chemicals & Materials	74,880	52,063
Energy	46,764	37,821
Financial Services	28,907	28,852
Healthcare Information Technology	13,890	14,041
Packaging	14,389	12,634
Federal Services	11,333	11,316
Business Products	10,762	10,788
Information Services	5,725	5,719
Consumer Services	4,391	4,379
Total investments	$3,003,782	$3,011,654

At December 31, 2020, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,601,438	$1,576,217
Second lien	699,263	692,828
Subordinated	46,407	36,939
Equity and other	650,561	647,518
Total investments	$2,997,669	$2,953,502
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$810,907	$815,109
Business Services	673,680	623,609
Healthcare Services	483,845	479,084
Education	236,922	238,034
Investment Funds (includes investments in joint ventures)	222,400	222,400
Net Lease	116,791	150,829
Federal Services	82,637	83,742
Consumer Services	78,231	78,538
Specialty Chemicals & Materials	62,037	61,651
Distribution & Logistics	65,589	57,878
Healthcare Information Technology	47,610	47,915
Industrial Services	36,581	36,744
Energy	55,309	34,112
Packaging	14,371	13,069
Business Products	10,759	10,788
Total investments	$2,997,669	$2,953,502

As of September 30, 2021, the Company's aggregate principal amount of its first lien term loans and subordinated position in American Achievement Corporation ("AAC") was $28,870 and $5,230, respectively, of which $12,464 and $5,230, respectively, were placed on non-accrual status during the quarter. As of September 30, 2021, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $12,443, an aggregate fair value of $7,257 and total unearned interest income of $319 and $319 for the three and nine months then ended, respectively.
During the third quarter of 2021, the Company placed its second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of September 30, 2021, the Company's second lien position in Sierra had an aggregate cost basis of $0, an aggregate fair value of $0, and total unearned interest income of $0 and $0 for the three and nine months then ended, respectively.
As of September 30, 2021, the Company's aggregate principal amount of its first lien positions in Tenawa Resource Management LLC ("Tenawa") was $42,900, of which $17,160 was placed on non-accrual status during the quarter. As of September 30, 2021, the Company's first lien positions in Tenawa on non-accrual status had an aggregate cost basis of $17,146, an aggregate fair value of $10,771 and total unearned interest income of $445 and $445 for the three and nine months then ended, respectively.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of September 30, 2021, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $1,492 and $4,330 for the three and nine months then ended, respectively. During the third quarter of 2021, the Company placed an aggregate principal amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of September 30, 2021, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $2,647 and total unearned dividend income of approximately $988 and $1,924 for the three and nine months then ended, respectively.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of September 30, 2021, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $957, an aggregate fair value of $0 and total unearned interest income of $4 and $13 for the three and nine months then ended, respectively.
    As of September 30, 2021, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $68,680 and $0, respectively. As of September 30, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $139,153. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2021.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of September 30, 2021 and December 31, 2020, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $10,354 and $10,354, respectively, which is reflective of the higher inherent risk in this transaction.
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

Below is certain summarized financial information for SLP I as of May 4, 2021 and December 31, 2020 and for the period from January 1, 2021 through May 4, 2021 and the three and nine months ended September 30, 2020:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
Investments at fair value (cost of $120,921 and $127,241, respectively)	$119,642	$124,659
Receivable from in-kind distributions	—	100,404
Receivable from unsettled securities sold	—	1,662
Cash and other assets	2,279	6,461
Total assets	$121,921	$233,186

Credit facility	$79,467	$188,867
Deferred financing costs	—	(296)
Distribution payable	310	2,538
Other liabilities	388	1,364
Total liabilities	80,165	192,473

Members' capital	$41,756	$40,713
Total liabilities and members' capital	$121,921	$233,186

Selected Statement of Operations	Three Months Ended	Nine Months Ended
Information:	September 30, 2020	May 4, 2021(1)	September 30, 2020
Interest income	$4,164	$2,555	$13,673
Other income	—	13	52
Total investment income	4,164	2,568	13,725

Interest and other financing expenses	1,220	852	4,531
Other expenses	357	591	1,143
Total expenses	1,577	1,443	5,674
Less: expenses waived and reimbursed	(32)	—	(137)
Net expenses	1,545	1,443	5,537
Net investment income	2,619	1,125	8,188

Net realized gains (losses) on investments	4	1	(293)
Net change in unrealized appreciation (depreciation) of investments	8,534	1,302	(7,710)
Net increase in members' capital	$11,157	$2,428	$185

(1)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.

Pursuant to the First Amended and Restated Limited Liability Company Agreement effective December 11, 2020 (the “Restated SLP I Agreement”), the Company was no longer entitled to, and SLP I no longer paid management fees for investment management services provided to SLP I. For the period from January 1, 2021 through May 4, 2021, the Company did not earn management fees related to SLP I. For the three and nine months ended September 30, 2020, the Company earned approximately $254 and $781, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2021 and December 31, 2020, approximately $0 and $117, respectively, of management fees related to SLP I was included in receivable from affiliates. For the period from January 1, 2021 through May 4, 2021, the Company earned approximately $741, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2020, the Company earned approximately $687 and $2,096, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2021 and December 31, 2020, approximately $0 and $657, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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

Below is certain summarized financial information for SLP II as of May 4, 2021 and December 31, 2020 and for the period from January 1, 2021 through May 4, 2021 and the three and nine months ended September 30, 2020:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
Investments at fair value (cost of $254,139 and $278,595, respectively)	$250,290	$271,149
Cash and other assets	5,691	8,759
Total assets	$255,981	$279,908

Credit facility	$158,470	$183,970
Deferred financing costs	—	(534)
Distribution payable	535	2,500
Other liabilities	460	1,058
Total liabilities	159,465	186,994

Members' capital	$96,516	$92,914
Total liabilities and members' capital	$255,981	$279,908

Selected Statement of Operations	Three Months Ended	Nine Months Ended
Information:	September 30, 2020	May 4, 2021(1)	September 30, 2020
Interest income	$4,174	$4,744	$14,153
Other income	—	—	70
Total investment income	4,174	4,744	14,223

Interest and other financing expenses	1,190	1,560	4,696
Other expenses	98	148	360
Total expenses	1,288	1,708	5,056
Net investment income	2,886	3,036	9,167

Net realized gains (losses) on investments	3	3	(803)
Net change in unrealized appreciation (depreciation) of investments	6,988	3,597	(6,061)
Net increase in members' capital	$9,877	$6,636	$2,303

(1)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.

For the period from January 1, 2021 through May 4, 2021, the Company earned approximately $2,410 of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2020, the Company earned approximately $2,025 and $6,723, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2021 and December 31, 2020, approximately $0 and $1,985, respectively, of dividend income related to SLP II was included in interest and dividend receivable.

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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2021, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2021 and December 31, 2020.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of LIBOR plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of September 30, 2021 and December 31, 2020, SLP III had total investments with an aggregate fair value of approximately $683,289 and $609,961, respectively, and debt outstanding under its credit facility of $505,600 and $424,200, respectively. As of September 30, 2021 and December 31, 2020, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2021 and December 31, 2020, SLP III had unfunded commitments in the form of delayed draws of $10,586 and $7,838, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
First lien investments (1)	$696,434	$626,985
Weighted average interest rate on first lien investments (2)	4.51%	4.72%
Number of portfolio companies in SLP III	79	69
Largest portfolio company investment (1)	$23,548	$23,735
Total of five largest portfolio company investments (1)	$96,749	$99,159

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	$2,432	$2,419	$2,430
Advisor Group Holdings, Inc.	Consumer Services	4.58% (L + 4.50%)	7/31/2026	9,825	9,789	9,852
AG Parent Holdings, LLC	Healthcare Services	5.08% (L + 5.00%)	7/31/2026	12,281	12,236	12,266
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	6,925	6,875	6,905
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.33% (L + 4.25%)	10/9/2026	5,910	5,866	5,900
Astra Acquisition Corp.	Software	5.50% (L + 4.75%)	3/1/2027	16,408	16,338	16,408
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.08% (L + 4.00%)	6/11/2026	4,313	4,283	4,289
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,504	19,434	19,504
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,044	4,027	4,044
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	4,039	4,001	4,041
Bleriot US Bidco Inc.	Federal Services	4.13% (L + 4.00%)	10/30/2026	2,935	2,913	2,941
Bluefin Holding, LLC	Software	4.33% (L + 4.25%)	9/4/2026	9,825	9,716	9,825
Bracket Intermediate Holding Corp.	Healthcare Services	4.39% (L + 4.25%)	9/5/2025	14,550	14,506	14,544
Brave Parent Holdings, Inc.	Software	4.08% (L + 4.00%)	4/18/2025	11,130	11,108	11,143
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	6,965	6,926	6,980
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,002	6,907	6,994
CentralSquare Technologies, LLC	Software	3.88% (L + 3.75%)	8/29/2025	14,587	14,566	13,575
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	969	969	968
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,790	5,763	5,808
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	2,994	2,972	2,993
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	4,467	4,461	4,467
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	864	863	864
Confluent Health, LLC	Healthcare Services	5.08% (L + 5.00%)	6/24/2026	4,364	4,323	4,375
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	10/16/2028	4,546	4,523	4,545
Covenant Surgical Partners, Inc.	Healthcare Services	4.09% (L + 4.00%)	7/1/2026	9,802	9,732	9,667
Covenant Surgical Partners, Inc.	Healthcare Services	4.08% (L + 4.00%)	7/1/2026	2,000	1,980	1,973
CRCI Longhorn Holdings, Inc.	Business Services	3.59% (L + 3.50%)	8/8/2025	14,550	14,507	14,407
Dealer Tire, LLC	Distribution & Logistics	4.33% (L + 4.25%)	12/12/2025	9,825	9,807	9,853
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	6,186	6,157	6,213
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	1,196	1,196	1,201
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/27/2028	4,169	4,129	4,169
Drilling Info Holdings, Inc.	Business Services	4.33% (L + 4.25%)	7/30/2025	18,434	18,379	18,296
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	4,250	4,229	4,238
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	7,364	7,333	7,410
EyeCare Partners, LLC	Healthcare Services	3.88% (L + 3.75%)	2/18/2027	14,797	14,782	14,736
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	9,500	9,405	9,453
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,466	6,465	6,465
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	2,018	2,018	2,018
Greenway Health, LLC	Healthcare I.T.	4.75% (L + 3.75%)	2/16/2024	14,407	14,412	13,871
Heartland Dental, LLC	Healthcare Services	3.58% (L + 3.50%)	4/30/2025	18,398	18,346	18,273
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	18,301	18,151	18,374
Higginbotham Insurance Agency, Inc.	Financial Services	6.25% (L + 5.50%)	11/25/2026	7,151	7,104	7,223
Higginbotham Insurance Agency, Inc.	Financial Services	6.25% (L + 5.50%)	11/25/2026	1,646	1,622	1,663
HighTower Holding, LLC	Business Services	4.75% (L + 4.00%)	4/21/2028	3,862	3,825	3,870
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	16,004	15,990	16,020
Kestra Advisor Services Holdings A, Inc.	Business Services	4.34% (L + 4.25%)	6/3/2026	12,089	12,027	12,081
LI Group Holdings, Inc.	Software	4.50% (L + 3.75%)	3/11/2028	4,632	4,621	4,658
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	2,607	2,595	2,581
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	673	670	666
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	5,773	5,744	5,782
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	4.75% (L + 3.75%)	10/19/2027	2,948	2,921	2,960

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	$4,000	$3,981	$4,005
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	4,227	4,207	4,242
MED ParentCo, LP	Healthcare Services	4.33% (L + 4.25%)	8/31/2026	12,751	12,661	12,745
National Intergovernmental Purchasing Alliance Company	Business Services	3.63% (L + 3.50%)	5/23/2025	8,540	8,537	8,490
Navex Topco, Inc.	Software	3.34% (L + 3.25%)	9/5/2025	18,068	17,959	17,955
Netsmart, Inc.	Healthcare I.T.	4.75% (L + 4.00%)	10/1/2027	3,990	3,990	4,005
Newport Group Holdings II, Inc.	Business Services	3.63% (L + 3.50%)	9/12/2025	4,850	4,835	4,840
Outcomes Group Holdings, Inc.	Healthcare Services	3.38% (L + 3.25%)	10/24/2025	3,374	3,369	3,317
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,838	4,831	4,831
Peraton Corp.	Federal Services	4.50% (L + 3.75%)	2/1/2028	7,462	7,427	7,478
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	4.25% (L + 3.50%)	2/14/2025	4,483	4,483	4,494
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	7,939	7,867	7,973
Premise Health Holding Corp.	Healthcare Services	3.63% (L + 3.50%)	7/10/2025	7,502	7,480	7,469
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	7,429	7,407	7,299
Project Ruby Ultimate Parent Corp.	Healthcare I.T.	4.00% (L + 3.25%)	3/10/2028	11,444	11,388	11,436
Quest Software US Holdings Inc.	Software	4.38% (L + 4.25%)	5/16/2025	14,587	14,546	14,590
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	14,000	13,967	13,970
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	4,711	4,688	4,725
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	396	395	398
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,412	2,411	2,406
Sovos Brands Intermediate, Inc.	Food & Beverage	4.50% (L + 3.75%)	6/8/2028	10,204	10,179	10,230
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.38% (L + 4.25%)	7/30/2025	12,089	12,071	11,783
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	3,862	3,853	3,856
Symplr Software, Inc.	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	15,920	15,784	15,994
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	14,925	14,823	15,018
Therapy Brands Holdings LLC	Healthcare I.T.	4.75% (L + 4.00%)	5/18/2028	3,408	3,392	3,408
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	5,673	5,645	5,659
TIBCO Software Inc.	Software	3.84% (L + 3.75%)	6/30/2026	7,596	7,581	7,579
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	7/28/2028	4,910	4,885	4,916
Unified Women’s Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	9,975	9,905	10,002
Waystar Technologies, Inc.	Healthcare Services	4.08% (L + 4.00%)	10/22/2026	4,076	4,068	4,084
Wirepath LLC	Distribution & Logistics	4.08% (L + 4.00%)	8/5/2024	16,995	16,995	16,963
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	16,575	16,452	16,647
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	2,872	2,857	2,875
VetCor Professional Practices LLC	Consumer Services	4.40% (L + 4.25%)	7/2/2025	809	793	802
VT Topco, Inc.	Business Services	3.33% (L + 3.25%)	8/1/2025	2,773	2,773	2,750
VT Topco, Inc.	Business Services	4.50% (L + 3.75%)	8/1/2025	851	847	851
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,615	9,611	9,471
Total Funded Investments				$685,848	$682,874	$683,338
Unfunded Investments - First lien
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	3/31/2023	$99	$—	$—
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2022	373	(3)	4
HighTower Holding, LLC	Business Services	—	4/21/2022	976	—	2
RLG Holdings, LLC	Packaging	—	4/21/2022	736	(4)	2
Therapy Brands Holdings LLC	Healthcare I.T.	—	5/18/2023	735	—	—
Thermostat Purchaser III, Inc.	Business Services	—	5/18/2023	1,327	—	(3)
VetCor Professional Practices LLC	Consumer Services	—	5/20/2023	6,191	(62)	(54)
VT Topco, Inc.	Business Services	—	5/20/2023	149	—	—
Total Unfunded Investments				$10,586	$(69)	$(49)
Total Investments				$696,434	$682,805	$683,289

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2021.
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

Below is certain summarized financial information for SLP III as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and September 30, 2020:

Selected Balance Sheet Information:	September 30, 2021	December 31, 2020
Investments at fair value (cost of $682,805 and $615,916)	$683,289	$609,961
Cash and other assets	25,024	10,176
Receivable from unsettled securities sold	738	—
Total assets	$709,051	$620,137

Credit facility	$505,600	$424,200
Deferred financing costs	(3,555)	(2,471)
Payable for unsettled securities purchased	23,642	47,192
Distribution payable	4,594	3,800
Other liabilities	2,561	2,501
Total liabilities	532,842	475,222

Members' capital	$176,209	$144,915
Total liabilities and members' capital	$709,051	$620,137

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income	$8,080	$6,500	$23,278	$20,836
Other income	172	75	487	320
Total investment income	8,252	6,575	23,765	21,156

Interest and other financing expenses	2,679	2,516	7,954	9,593
Other expenses	207	250	585	571
Total expenses	2,886	2,766	8,539	10,164
Net investment income	5,366	3,809	15,226	10,992

Net realized (losses) gains on investments	(83)	(82)	488	(78)
Net change in unrealized appreciation (depreciation) of investments	887	14,775	6,439	(10,379)
Net increase in members' capital	$6,170	$18,502	$22,153	$535
For the three and nine months ended September 30, 2021, the Company earned approximately $3,675 and $12,687 respectively, of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2020, the Company earned approximately $3,200 and $8,824, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2021 and December 31, 2020, approximately $3,675 and $3,040, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2021, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2021.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2021, SLP IV had total investments with an aggregate fair value of approximately $483,160 and debt outstanding under its credit facility of $345,637. As of September 30, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of September 30, 2021, SLP IV had unfunded commitments in the form of delayed draws of $13,487.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2021:

September 30, 2021
First lien investments (1)	$499,274
Weighted average interest rate on first lien investments (2)	4.62%
Number of portfolio companies in SLP IV	63
Largest portfolio company investment (1)	$22,273
Total of five largest portfolio company investments (1)	$104,805

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	$16,543	$16,491	$16,543
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	1,875	1,866	1,875
Advisor Group Holdings, Inc.	Consumer Services	4.58% (L + 4.50%)	7/31/2026	11,727	11,641	11,759
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	5,342	5,304	5,326
Bayou Intermediate II, LLC	Healthcare Products	5.25% (L + 4.50%)	8/2/2028	8,693	8,651	8,726
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,981	1,974	1,981
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	411	409	411
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	3,000	2,989	3,001
Bleriot US Bidco Inc.	Federal Services	4.13% (L + 4.00%)	10/30/2026	7,871	7,849	7,886
Bracket Intermediate Holding Corp.	Healthcare Services	4.39% (L + 4.25%)	9/5/2025	4,485	4,471	4,483
Brave Parent Holdings, Inc.	Software	4.08% (L + 4.00%)	4/18/2025	3,624	3,617	3,628
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	5,752	5,745	5,764
CentralSquare Technologies, LLC	Software	3.88% (L + 3.75%)	8/29/2025	14,587	14,566	13,575
Certara Holdco, Inc.	Healthcare Information Technology	3.58% (L + 3.50%)	8/15/2026	3,950	3,940	3,945
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,947	10,921	10,933
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,009	2,003	2,007
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	9/21/2028	3,247	3,231	3,246
Cvent, Inc.	Software	3.83% (L + 3.75%)	11/29/2024	6,693	6,683	6,675
Dealer Tire, LLC	Distribution & Logistics	4.33% (L + 4.25%)	12/12/2025	10,776	10,756	10,806
Drilling Info Holdings, Inc.	Business Services	4.33% (L + 4.25%)	7/30/2025	20,553	20,499	20,399
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	10,000	9,951	9,972
Emerald 2 Limited	Business Services	3.33% (L + 3.25%)	7/10/2026	445	444	441
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	4,441	4,405	4,468
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	6,500	6,436	6,468
Greenway Health, LLC	Healthcare Information Technology	4.75% (L + 3.75%)	2/16/2024	21,003	20,963	20,222
Heartland Dental, LLC	Healthcare Services	3.58% (L + 3.50%)	4/30/2025	3,582	3,572	3,557
Heartland Dental, LLC	Healthcare Services	4.08% (L + 4.00%)	4/30/2025	6,284	6,255	6,277
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	9,934	9,900	9,974
Hunter Holdco 3 Limited	Healthcare Services	4.75% (L + 4.25%)	8/19/2028	6,250	6,188	6,285
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	9,342	9,266	9,351
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,184	5,162	5,090
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	3,212	3,207	3,180
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	12,444	12,424	12,320
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	4,124	4,103	4,130
Mandolin Technology Intermediate Holdings, Inc.	Software	4.25% (L + 3.75%)	7/31/2028	10,000	9,951	9,975
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	8,000	7,962	8,009
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	8,453	8,412	8,483
MediaOcean, LLC	Software	4.08% (L + 4.00%)	8/18/2025	3,625	3,616	3,628
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	4,978	4,969	4,988
Mercury Borrower, Inc.	Business Services	4.00% (L + 3.50%)	8/2/2028	6,250	6,219	6,245
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	16,778	16,758	16,778
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,057	2,055	2,057
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	864	863	864
National Intergovernmental Purchasing Alliance Company	Business Services	3.63% (L + 3.50%)	5/23/2025	1,327	1,329	1,320
Netsmart, Inc.	Healthcare Information Technology	4.75% (L + 4.00%)	10/1/2027	6,982	6,982	7,009
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,237	2,233	2,234
Premise Health Holding Corp.	Healthcare Services	3.63% (L + 3.50%)	7/10/2025	1,971	1,966	1,963
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,549	12,517	12,329
Project Boost Purchaser, LLC	Business Services	4.00% (L + 3.50%)	5/30/2026	2,494	2,488	2,494
Quest Software US Holdings Inc.	Software	4.38% (L + 4.25%)	5/16/2025	14,587	14,546	14,590

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	$5,000	$4,982	$4,989
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	3,634	3,616	3,645
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	396	395	399
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,227	4,213	4,216
Sovos Brands Intermediate, Inc.	Food & Beverage	4.50% (L + 3.75%)	6/8/2028	8,971	8,949	8,993
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	4,000	3,976	3,994
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	7,859	7,853	7,908
Therapy Brands Holdings LLC	Healthcare Information Technology	4.75% (L + 4.00%)	5/18/2028	4,621	4,599	4,621
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	4,052	4,032	4,042
TIBCO Software Inc.	Software	3.84% (L + 3.75%)	6/30/2026	2,985	2,967	2,978
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	7/28/2028	5,303	5,276	5,309
Unified Women’s Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	7,419	7,383	7,439
USIC Holdings, Inc.	Consumer Services	4.25% (L + 3.50%)	5/12/2028	3,849	3,834	3,850
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	2,051	2,041	2,054
VetCor Professional Practices LLC	Consumer Services	4.40% (L + 4.25%)	7/2/2025	1,156	1,132	1,145
VT Topco, Inc.	Business Services	4.50% (L + 3.75%)	8/1/2025	8,511	8,470	8,509
Wirepath LLC	Distribution & Logistics	4.08% (L + 4.00%)	8/5/2024	21,277	21,277	21,238
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	9,649	9,580	9,691
Wrench Group LLC	Consumer Services	4.13% (L + 4.00%)	4/30/2026	8,591	8,530	8,608
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	22,273	22,261	21,939
Total Funded Investments				$485,787	$484,114	$483,237

Unfunded Investments - First lien
RLG Holdings, LLC	Packaging	—	7/7/2028	$736	$(4)	$2
Therapy Brands Holdings LLC	Healthcare Information Technology	—	5/18/2023	1,470	—	—
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	948	—	(2)
VetCor Professional Practices LLC	Consumer Services	—	7/2/2025	8,844	(88)	(77)
VT Topco, Inc.	Business Services	—	8/4/2023	1,489	—	—
Total Unfunded Investments				$13,487	$(92)	$(77)
Total Investments				$499,274	$484,022	$483,160

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2021.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.

Below is certain summarized consolidated financial information for SLP IV as of September 30, 2021 and for the three and nine months ended September 30, 2021:

Selected Consolidated Balance Sheet Information:	September 30, 2021
Investments at fair value (cost of $484,022)	$483,160
Receivable from unsettled securities sold	1,247
Cash and other assets	18,405
Total assets	$502,812

Credit facility	$345,637
Deferred financing costs	(2,760)
Payable for unsettled securities purchased	12,313
Distribution payable	3,396
Other liabilities	1,840
Total liabilities	360,426

Members' capital	$142,386
Total liabilities and members' capital	$502,812

Selected Consolidated Statement of Operations Information:	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021(1)
Interest income	$5,806	$9,034
Other income	143	157
Total investment income	5,949	9,191

Interest and other financing expenses	1,649	2,523
Other expenses	206	475
Total expenses	1,855	2,998
Net investment income	4,094	6,193

Net realized (losses) gains on investments	(85)	139
Net change in unrealized appreciation of investments	2,214	4,265
Net increase in members' capital	$6,223	$10,597

(1)Reflects the results of operations for the period from May 5, 2021 through September 30, 2021.
For the three months ended September 30, 2021 and the period from May 5, 2021 through September 30, 2021, the Company earned approximately $2,670 and $5,098, respectively, of dividend income related to SLP IV, which is included in dividend income. As of September 30, 2021, approximately $2,670 of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of September 30, 2021, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2021:

	Total	Level I	Level II	Level III
First lien	$1,472,741	$—	$91,865	$1,380,876
Second lien	721,618	—	304,481	417,137
Subordinated	38,863	—	—	38,863
Equity and other	778,432	—	—	778,432
Total investments	$3,011,654	$—	$396,346	$2,615,308
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$1,576,217	$—	$92,850	$1,483,367
Second lien	692,828	—	122,795	570,033
Subordinated	36,939	—	—	36,939
Equity and other	647,518	—	—	647,518
Total investments	$2,953,502	$—	$215,645	$2,737,857

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2021	$2,582,889	$1,443,896	$312,771	$37,982	$788,240
Total gains or losses included in earnings:
Net realized gains on investments	22,904	629	—	—	22,275
Net change in unrealized (depreciation) appreciation	(26,009)	(10,360)	(2,774)	222	(13,097)
Purchases, including capitalized PIK and revolver fundings	481,619	287,564	106,480	659	86,916
Proceeds from sales and paydowns of investments	(431,533)	(304,180)	(21,451)	—	(105,902)
Transfers into Level III(1)	43,027	—	43,027	—	—
Transfers out of Level III(1)	(57,589)	(36,673)	(20,916)	—	—
Fair Value, September 30, 2021	$2,615,308	$1,380,876	$417,137	$38,863	$778,432
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$8,381	$(9,395)	$(2,774)	$222	$20,328

(1)As of September 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2020	$2,737,857	$1,483,367	$570,033	$36,939	$647,518
Total gains or losses included in earnings:
Net realized gains (losses) on investments	10,912	848	2	(5,150)	15,212
Net change in unrealized appreciation (depreciation)	56,689	(9,663)	(2,145)	5,502	62,995
Purchases, including capitalized PIK and revolver fundings	767,313	477,631	129,501	1,572	158,609
Proceeds from sales and paydowns of investments	(737,067)	(535,475)	(95,690)	—	(105,902)
Transfers out of Level III(1)	(220,396)	(35,832)	(184,564)	—	—
Fair Value, September 30, 2021	$2,615,308	$1,380,876	$417,137	$38,863	$778,432
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$50,567	$(9,393)	$(2,347)	$352	$61,955

(1)As of September 30, 2021, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2020:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2019	$2,506,741	$1,538,423	$419,391	$45,904	$503,023
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(2,745)	(2,841)	13	—	83
Net change in unrealized depreciation	(64,446)	(27,160)	(784)	(2,983)	(33,519)
Purchases, including capitalized PIK and revolver fundings	316,464	263,378	20,943	615	31,528
Proceeds from sales and paydowns of investments	(369,887)	(318,280)	(51,607)	—	—
Transfers into Level III(1)	306,981	92,872	214,109	—	—
Transfers out of Level III(1)	(57,885)	(51,355)	(6,530)	—	—
Fair Value, September 30, 2020	$2,635,223	$1,495,037	$595,535	$43,536	$501,115
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(64,723)	$(27,061)	$(1,160)	$(2,983)	$(33,519)

(1)As of September 30, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2021 and September 30, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA or revenue) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2021 and December 31, 2020, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2021 were as follows:

				Range
Type	Fair Value as of September 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,285,658	Market & income approach	EBITDA multiple	5.0x	27.5x	14.0x
			Revenue multiple	4.0x	19.5x	6.5x
			Discount rate	4.6%	18.6%	7.5%
	20,797	Market quote	Broker quote	N/A	N/A	N/A
	74,421	Other	N/A(1)	N/A	N/A	N/A
Second lien	338,410	Market & income approach	EBITDA multiple	7.5x	65.3x	18.8x
			Discount rate	6.5%	27.3%	10.3%
	62,542	Market quote	Broker quote	N/A	N/A	N/A
	16,185	Other	N/A(1)	N/A	N/A	N/A
Subordinated	38,863	Market & income approach	EBITDA multiple	8.0x	18.0x	11.8x
			Discount rate	10.9%	28.7%	18.0%
Equity and other	709,323	Market & income approach	EBITDA multiple	5.0x	26.5x	13.2x
			Revenue multiple	5.0x	19.5x	16.5x
			Discount rate	4.2%	32.7%	10.6%
	69,109	Other	N/A(1)	N/A	N/A	N/A
	$2,615,308

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
Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of September 30, 2021, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. See Note 7. Borrowings, for details. The carrying value of the SBA-guaranteed debentures, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes, the 2019A Unsecured Notes and the 2021A Unsecured Notes approximate fair value as of September 30, 2021 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the Convertible Notes as of September 30, 2021 was $212,610 which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of September 30, 2021 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Since the IPO, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014, as amended and restated on October 25, 2017. See Note 7. Borrowings for details. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser continued to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility. Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2022, the Investment Adviser has entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”) as opposed to the Company’s current base management fee of 1.75% on gross assets less the borrowings under the SLF Credit Facility and less cash and cash equivalents (the “Base Management Fee”). If, for any quarterly period during the term of the fee waiver agreement, the Reduced Base Management Fee would be greater than the Base Management Fee calculated under the terms of the Investment Management Agreement, the Investment Adviser shall only be entitled to the lesser of those two amounts. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2021, management fees waived were approximately $3,752 and $11,193, respectively. For the three and nine months ended September 30, 2020, management fees waived were approximately $2,841 and $9,567, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of September 30, 2021), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three and nine months ended September 30, 2021, no incentive fees were waived. For the three and nine months ended September 30, 2020, incentive fees waived were $500 and $500, respectively. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Management fee	$13,740	$12,877	$40,885	$39,869
Less: management fee waiver	(3,752)	(2,841)	(11,193)	(9,567)
Total management fee	9,988	10,036	29,692	30,302
Incentive fee, excluding accrued capital gains incentive fees	$7,661	$7,135	$22,207	$21,857
Less: incentive fee waiver	—	(500)	—	(500)
Total incentive fee	7,661	6,635	22,207	21,357
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of September 30, 2021 and September 30, 2020, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2021, approximately $616 and

$2,037, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $0, respectively, were waived by the Administrator. For the three and nine months ended September 30, 2020, approximately $613 and $2,005, respectively, of indirect administrative expenses were included in administrative expenses of which $589 and $924, respectively, were waived by the Administrator. As of September 30, 2021 and December 31, 2020, approximately $678 and $738, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2021, the reimbursement to the Administrator represented approximately 0.02% and 0.06%, respectively, of the Company's gross assets. For the three and nine months ended September 30, 2020, the reimbursement to the Administrator represented approximately 0.00% and 0.04%, respectively, of the Company's gross assets.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2021, the Company’s asset coverage ratio was 184.0%.
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
As of September 30, 2021, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on April 20, 2021, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. From September 30, 2020 to April 19, 2021 the Holdings Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Prior to September 30, 2020, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amendment to the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$2,446	$2,704	$7,606	$11,333
Non-usage fee	$311	$395	$1,004	$937
Amortization of financing costs	$806	$334	$2,046	$992
Weighted average interest rate	2.0%	2.2%	2.2%	2.7%
Effective interest rate	2.9%	2.8%	3.0%	3.2%
Average debt outstanding	$483,131	$488,815	$467,570	$551,059
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Holdings Credit Facility was $493,263 and $450,163, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Amended and Restated Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated June 4, 2021, among the Company, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on June 4, 2021, the maturity date of the NMFC Credit Facility is June 4, 2026.
As of September 30, 2021, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the most recent amendment on June 4, 2021, the NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). Prior to June 4, 2021, the NMFC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$655	$899	$2,262	$3,960
Non-usage fee	$69	$55	$188	$96
Amortization of financing costs	$61	$35	$137	$103
Weighted average interest rate	2.2%	2.7%	2.5%	3.4%
Effective interest rate	2.7%	3.0%	2.8%	3.6%
Average debt outstanding	$117,146	$131,804	$122,537	$154,974
As of September 30, 2021 and December 31, 2020, the outstanding balance on the NMFC Credit Facility was $149,977 and $165,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated March 30, 2020, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022.

The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of September 30, 2021, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three and nine months ended September 30, 2021, amortization of financing costs were $2 and $8, respectively. For the three and nine months ended September 30, 2020, amortization of financing costs were $2 and $5, respectively.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "LFSA") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian (the "DB Credit Facility"), is structured as a secured revolving credit facility and the maturity date is March 25, 2026.
As of September 30, 2021, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to March 25, 2021, the Applicable Margin was equal to 2.60% during the Revolving Period and then increases by 0.20% during an Event of Default. Effective March 25, 2021, the Applicable Margin is equal to 2.35% during the Revolving Period and then increases by 0.20% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. The Company is also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum on the total facility amount.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense(1)	$1,384	$1,722	$4,517	$6,659
Non-usage fee(1)	$105	$80	$269	$177
Amortization of financing costs	$272	$161	$708	$480
Weighted average interest rate	2.8%	3.2%	2.9%	3.8%
Effective interest rate	3.5%	3.6%	3.5%	4.2%
Average debt outstanding	$198,938	$216,761	$209,417	$233,401

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of September 30, 2021 and December 31, 2020, the outstanding balance on the DB Credit Facility was $167,800 and $244,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
NMNLC Credit Facilities—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, by and between NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender (the "NMNLC Revolving Credit Agreement"), was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by the Company and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.
The NMNLC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the NMNLC Revolving Credit Agreement). For the three and nine months ended September 30, 2020, interest expense, non-usage fees and amortization of financing costs were $0 and $0, $10 and $33, and $0 and $11, respectively.
The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility and matures on February 25, 2022. The NMNLC Credit Facility II is guaranteed by the Company and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of September 30, 2021, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $10,000.
The NMNLC Credit Facility II bears interest at a rate of LIBOR plus 2.75% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). For the three and nine months ended September 30, 2021, interest expense, non-usage fees and amortization of financing costs were $27 and $27, $1 and $3, and $24 and $55, respectively. As of September 30, 2021, the outstanding balance on the NMNLC Credit Facility II was $5,845 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of September 30, 2021:

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at September 30, 2021	10.0%
Conversion rate at September 30, 2021(1)(2)	65.8762
Conversion price at September 30, 2021(2)(3)	$15.18
Last conversion price calculation date	August 20, 2021

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at September 30, 2021 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$2,893	$2,893	$8,679	$8,679
Amortization of financing costs	$100	$100	$296	$297
Amortization of premium	$(26)	$(26)	$(77)	$(77)
Weighted average interest rate	5.8%	5.8%	5.8%	5.8%
Effective interest rate	5.9%	5.9%	5.9%	5.9%
Average debt outstanding	$201,250	$201,250	$201,250	$201,250
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Convertible Notes was $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2019. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year, which commenced on October 15, 2019. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, which commenced on July 29, 2021. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$5,958	$5,960	$18,443	$17,879
Amortization of financing costs	$204	$320	$1,661	$955
Weighted average interest rate	4.7%	5.3%	4.7%	5.3%
Effective interest rate	4.8%	5.5%	5.2%	5.5%
Average debt outstanding	$511,500	$453,250	$518,333	$453,250
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Unsecured Notes was $511,500 and $453,250, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of September 30, 2021 and December 31, 2020, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of September 30, 2021 and December 31, 2020, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2021:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$2,042	$2,080	$6,061	$5,963
Amortization of financing costs	$253	$253	$750	$706
Weighted average interest rate	2.7%	2.8%	2.7%	2.8%
Effective interest rate	3.0%	3.1%	3.0%	3.2%
Average debt outstanding	$300,000	$300,000	$300,000	$281,102
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2021 and December 31, 2020, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2021, the Company had unfunded commitments on revolving credit facilities of $68,680, no outstanding bridge financing commitments and other future funding commitments of $139,153. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $63,411, no outstanding bridge financing commitments and other future funding commitments of $9,715. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of September 30, 2021 and revolver borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver as of December 31, 2020. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $116,802 and $44,918, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The net asset value of the Company experienced a significant reduction from the period of March 31, 2020 through December 31, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets. As of September 30, 2021, the net asset value of the Company has experienced a recovery from that of March 31, 2020.
The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic and its impact on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence and underwriting processes, and financial markets. Further, the operational and financial performance of the portfolio companies in which the Company makes investments may be significantly impacted by COVID-19, which may in turn impact the valuation of the Company's investments. The Company believes that its portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the outbreak, how quickly vaccines will continue to be distributed nationwide and globally, whether a "herd immunity" will be achieved, whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely and the impact of the COVID-19 pandemic on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are adversely impacted by the continued effects of the COVID-19 pandemic, the Company may experience a material adverse impact on the its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and nine months ended September 30, 2021:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2020	96,827,342	$968	$1,269,671	$105,981	$(88,250)	$(66,495)	$1,221,875	$15,014	$1,236,889
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(301)	(29,349)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	3,403	3,403
Net increase (decrease) in net assets resulting from operations	—	—	—	28,668	(10,496)	33,318	51,490	365	51,855
Net assets at March 31, 2021	96,827,342	$968	$1,269,671	$105,601	$(98,746)	$(33,177)	$1,244,317	$18,481	$1,262,798
Issuances of common stock	79,646	1	1,048	—	—	—	1,049	—	1,049
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(330)	(29,378)
Distributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	(2,561)	(2,561)
Net increase in net assets resulting from operations	—	—	—	28,845	180	46,787	75,812	3,366	79,178
Net assets at June 30, 2021	96,906,988	$969	$1,270,719	$105,398	$(98,566)	$13,610	$1,292,130	$18,956	$1,311,086
Distributions declared	—	—	—	(29,072)	—	—	(29,072)	(278)	(29,350)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	317	317
Net increase (decrease) in net assets resulting from operations	—	—	—	30,338	23,008	(31,499)	21,847	1,058	22,905
Net assets at September 30, 2021	96,906,988	$969	$1,270,719	$106,664	$(75,558)	$(17,889)	$1,284,905	$20,053	$1,304,958

The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and nine months ended September 30, 2020:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2019	96,827,342	$968	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468	$—	$1,283,468
Distributions declared	—	—	—	(32,921)	—	—	(32,921)	—	(32,921)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	11,315	11,315
Net increase (decrease) in net assets resulting from operations	—	—	—	31,305	114	(203,776)	(172,357)	(65)	(172,422)
Net assets at March 31, 2020	96,827,342	$968	$1,287,853	$89,717	$(85,334)	$(215,014)	$1,078,190	$11,250	$1,089,440
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(258)	(29,306)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,327	(3,756)	52,910	76,481	251	76,732
Net assets at June 30, 2020	96,827,342	$968	$1,287,853	$87,996	$(89,090)	$(162,104)	$1,125,623	$11,243	$1,136,866
Distributions declared	—	—	—	(29,049)	—	—	(29,049)	(245)	(29,294)
Net increase in net assets resulting from operations	—	—	—	28,779	47	59,364	88,190	1,398	89,588
Net assets at September 30, 2020	96,827,342	$968	$1,287,853	$87,726	$(89,043)	$(102,740)	$1,184,764	$12,396	$1,197,160

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase (decrease) in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings (loss) per share—basic
Numerator for basic earnings (loss) per share:	$21,847	$88,190	$149,149	$(7,686)
Denominator for basic weighted average share:	96,906,988	96,827,342	96,854,474	96,827,342
Basic earnings (loss) per share:	$0.23	$0.91	$1.54	$(0.08)
Earnings (loss) per share—diluted(1)
Numerator for increase (decrease) in net assets per share	$21,847	$88,190	$149,149	$(7,686)
Adjustment for interest on Convertible Notes and incentive fees, net	2,314	2,314	6,943	6,943
Numerator for diluted earnings (loss) per share:	$24,161	$90,504	$156,092	$(743)
Denominator for basic weighted average share	96,906,988	96,827,342	96,854,474	96,827,342
Adjustment for dilutive effect of Convertible Notes	13,257,585	13,257,585	13,257,585	13,257,585
Denominator for diluted weighted average share	110,164,573	110,084,927	110,112,059	110,084,927
Diluted earnings (loss) per share:	$0.22	$0.82	$1.42	$(0.08)

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the nine months ended September 30, 2020, there was anti-dilution. For the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Per share data(1):
Net asset value, January 1, 2021 and January 1, 2020, respectively	$12.62	$13.26
Net investment income	0.91	0.90
Net realized and unrealized gains (losses)	0.63	(0.98)
Total net increase (decrease)	1.54	(0.08)
Distributions declared to stockholders from net investment income	(0.90)	(0.94)
Net asset value, September 30, 2021 and September 30, 2020, respectively	$13.26	$12.24
Per share market value, September 30, 2021 and September 30, 2020, respectively	$13.31	$9.56
Total return based on market value(2)	25.41%	(22.30)%
Total return based on net asset value(3)	12.42%	(0.06)%
Shares outstanding at end of period	96,906,988	96,827,342
Average weighted shares outstanding for the period	96,854,474	96,827,342
Average net assets for the period	$1,253,263	$1,162,509
Ratio to average net assets:
Net investment income	9.48%	10.10%
Total expenses, before waivers/reimbursements	13.35%	14.78%
Total expenses, net of waivers/reimbursements	12.15%	13.52%
Average debt outstanding—Unsecured Notes	$518,333	$453,250
Average debt outstanding—Holdings Credit Facility	467,570	551,059
Average debt outstanding—SBA-guaranteed debentures	300,000	281,102
Average debt outstanding—DB Credit Facility	209,417	233,401
Average debt outstanding—Convertible Notes	201,250	201,250
Average debt outstanding—NMFC Credit Facility	122,537	154,974
Average debt outstanding—NMNLC Credit Facility II(4)	1,533	—
Asset coverage ratio(5)	183.99%	178.65%
Portfolio turnover	25.47%	9.12%

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
(4)For the nine months ended September 30, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to September 30, 2021.
(5)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended September 30, 2021.
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
Note 14. Subsequent Events

On October 27, 2021, the Company’s board of directors declared a fourth quarter 2021 distribution of $0.30 per share payable on December 30, 2021 to holders of record as of December 16, 2021.
On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement, pursuant to which the Base Management Fee will be reduced from 1.75% of the Company’s gross assets to 1.4% of the Company’s gross assets.
On November 2, 2021, the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ended December 31, 2023, rather than the quarter ended December 31, 2022. Under the Fee Waiver Agreement, the Investment Adviser will continue to waive base management fees in order to reach a target base management fee of 1.25% on gross assets.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”) including the consolidated schedule of investments, as of September 30, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2021 and 2020, the consolidated statement of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 3, 2021

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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through September 30, 2021, we raised approximately $893.2 million in net proceeds from additional offerings of our common stock.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations.
We have established the following wholly-owned direct and indirect subsidiaries:
•New Mountain Finance Holdings, L.L.C. ("NMF Holdings") and New Mountain Finance DB, L.L.C. ("NMFDB"), whose assets are used to secure NMF Holdings’ credit facility and NMFDB’s credit facility, respectively;
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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID") NMF YP Holdings Inc. ("NMF YP"), NMF Permian Holdings LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB") and NMF TRM, LLC ("NMF TRM"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of ours, which acquires commercial real estate properties that are subject to "triple net" leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2021, our top five industry concentrations were software, business services, healthcare services, investment funds (which includes our investments in its joint ventures) and education.
As of September 30, 2021, our net asset value was approximately $1,284.9 million and our portfolio had a fair value of approximately $3,011.7 million in 106 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 8.8% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 7.9%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.

Recent Developments
On October 27, 2021, our board of directors declared a fourth quarter 2021 distribution of $0.30 per share payable on December 30, 2021 to holders of record as of December 16, 2021.
On November 1, 2021, we entered into Amendment No. 1 to the Investment Management Agreement (defined below), pursuant to which the Base Management Fee (defined below) will be reduced from 1.75% of our gross assets to 1.4% of our gross assets.
On November 2, 2021, the Investment Adviser extended the term of the Fee Waiver Agreement (defined below) to be effective through the quarter ended December 31, 2023, rather than the quarter ended December 31, 2022. Under the Fee Waiver Agreement, the Investment Adviser will continue to waive base management fees in order to reach a target base management fee of 1.25% on gross assets.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic had resulted in a significant reduction in our net asset value from the period of March 31, 2020 through December 31, 2020 as compared to our net asset value as of December 31, 2019. As of the three and nine months ended September 30, 2021, our net asset value has experienced a recovery from that of the three and nine months ended September 30, 2020. As of September 30, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of September 30, 2021. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Monitoring of Portfolio Investments”.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMFDB, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB and NMF TRM and our majority-owned consolidated subsidiary, NMNLC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2021:

(in thousands)	Total	Level I	Level II	Level III
First lien	$1,472,741	$—	$91,865	$1,380,876
Second lien	721,618	—	304,481	417,137
Subordinated	38,863	—	—	38,863
Equity and other	778,432	—	—	778,432
Total investments	$3,011,654	$—	$396,346	$2,615,308
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
Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA or revenue) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue, or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2021, we used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2021, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2021 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,285,658	Market & income approach	EBITDA multiple	5.0x	27.5x	14.0x
			Revenue multiple	4.0x	19.5x	6.5x
			Discount rate	4.6%	18.6%	7.5%
	20,797	Market quote	Broker quote	N/A	N/A	N/A
	74,421	Other	N/A(1)	N/A	N/A	N/A
Second lien	338,410	Market & income approach	EBITDA multiple	7.5x	65.3x	18.8x
			Discount rate	6.5%	27.3%	10.3%
	62,542	Market quote	Broker quote	N/A	N/A	N/A
	16,185	Other	N/A(1)	N/A	N/A	N/A
Subordinated	38,863	Market & income approach	EBITDA multiple	8.0x	18.0x	11.8x
			Discount rate	10.9%	28.7%	18.0%
Equity and other	709,323	Market & income approach	EBITDA multiple	5.0x	26.5x	13.2x
			Revenue multiple	5.0x	19.5x	16.5x
			Discount rate	4.2%	32.7%	10.6%
	69,109	Other	N/A(1)	N/A	N/A	N/A
	$2,615,308

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

Below is certain summarized financial information for SLP I as of May 4, 2021 and December 31, 2020 and for the period from January 1, 2021 through May 4, 2021 and the three and nine months ended September 30, 2020:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
	(in thousands)	(in thousands)
Investments at fair value (cost of $120,921 and $127,241, respectively)	$119,642	$124,659
Receivable from in-kind distributions	—	100,404
Receivable from unsettled securities sold	—	1,662
Cash and other assets	2,279	6,461
Total assets	$121,921	$233,186

Credit facility	$79,467	$188,867
Deferred financing costs	—	(296)
Distribution payable	310	2,538
Other liabilities	388	1,364
Total liabilities	80,165	192,473

Members' capital	$41,756	$40,713
Total liabilities and members' capital	$121,921	$233,186

	Three Months Ended	Nine Months Ended
Selected Statement of Operations Information:	September 30, 2020	May 4, 2021(1)	September 30, 2020
	(in thousands)	(in thousands)	(in thousands)
Interest income	$4,164	$2,555	$13,673
Other income	—	13	52
Total investment income	4,164	2,568	13,725

Interest and other financing expenses	1,220	852	4,531
Other expenses	357	591	1,143
Total expenses	1,577	1,443	5,674
Less: expenses waived and reimbursed	(32)	—	(137)
Net expenses	1,545	1,443	5,537
Net investment income	2,619	1,125	8,188

Net realized gains (losses) on investments	4	1	(293)
Net change in unrealized appreciation (depreciation) of investments	8,534	1,302	(7,710)
Net increase in members' capital	$11,157	$2,428	$185

(1)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.

Pursuant to the First Amended and Restated Limited Liability Company Agreement effective December 11, 2020 (the “Restated SLP I Agreement”), we are no longer entitled to, and SLP I no longer paid management fees for investment management services provided to SLP I. For the period from January 1, 2021 through May 4, 2021, we did not earn management fees related to SLP I. For the three and nine months ended September 30, 2020, we earned approximately $0.3 million and $0.8 million, respectively, in management fees related to SLP I, which is included in other income. As of September 30, 2021 and December 31, 2020, approximately $0 and $0.1 million, respectively, of management fees related to SLP I was included in receivable from affiliates. For the period from January 1, 2021 through May 4, 2021, we earned approximately $0.1 million and $0.7 million, respectively, of dividend income related to SLP I, which is included in dividend income. For the three and nine months ended September 30, 2020, we earned approximately $0.7 million and $2.1 million, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2021 and December 31, 2020, approximately $0 and $0.7 million, respectively, of dividend income related to SLP I was included in interest and dividend receivable.
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

Below is certain summarized financial information for SLP II as of May 4, 2021 and December 31, 2020 and for the period from January 1, 2021 through May 4, 2021 and the three and nine months ended September 30, 2020:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
	(in thousands)	(in thousands)
Investments at fair value (cost of $254,139 and $278,595, respectively)	$250,290	$271,149
Cash and other assets	5,691	8,759
Total assets	$255,981	$279,908

Credit facility	$158,470	$183,970
Deferred financing costs	—	(534)
Distribution payable	535	2,500
Other liabilities	460	1,058
Total liabilities	159,465	186,994

Members' capital	$96,516	$92,914
Total liabilities and members' capital	$255,981	$279,908

	Three Months Ended	Nine Months Ended
Selected Statement of Operations Information:	September 30, 2020	May 4, 2021(1)	September 30, 2020
	(in thousands)	(in thousands)	(in thousands)
Interest income	$4,174	$4,744	$14,153
Other income	—	—	70
Total investment income	4,174	4,744	14,223

Interest and other financing expenses	1,190	1,560	4,696
Other expenses	98	148	360
Total expenses	1,288	1,708	5,056
Net investment income	2,886	3,036	9,167

Net realized gains (losses) on investments	3	3	(803)
Net change in unrealized appreciation (depreciation) of investments	6,988	3,597	(6,061)
Net increase in members' capital	$9,877	$6,636	$2,303

(1)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.

For the period from January 1, 2021 through May 4, 2021, we earned approximately $2.4 million of dividend income related to SLP II, which is included in dividend income. For the three and nine months ended September 30, 2020, we earned approximately $2.0 million and $6.7 million, respectively, of dividend income related to SLP II, which is included in dividend income. As of September 30, 2021 and December 31, 2020, approximately $0 and $2.0 million, respectively, of dividend income related to SLP II was included in interest and dividend receivable.

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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2021, we and SkyKnight II have committed $140.0 million and $35.0 million, respectively, of equity to SLP III. As of September 30, 2021, we and SkyKnight II have contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of September 30, 2021 and December 31, 2020.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of LIBOR plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of September 30, 2021 and December 31, 2020, SLP III had total investments with an aggregate fair value of approximately $683.3 million and $610.0 million, respectively, and debt outstanding under its credit facility of $505.6 million and $424.2 million, respectively. As of September 30, 2021 and December 31, 2020, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2021 and December 31, 2020, SLP III had unfunded commitments in the form of delayed draws of $10.6 million and $7.8 million, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
First lien investments (1)	$696,434	$626,985
Weighted average interest rate on first lien investments (2)	4.51%	4.72%
Number of portfolio companies in SLP III	79	69
Largest portfolio company investment (1)	$23,548	$23,735
Total of five largest portfolio company investments (1)	$96,749	$99,159

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				( in thousands)	( in thousands)	( in thousands)
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	$2,432	$2,419	$2,430
Advisor Group Holdings, Inc.	Consumer Services	4.58% (L + 4.50%)	7/31/2026	9,825	9,789	9,852
AG Parent Holdings, LLC	Healthcare Services	5.08% (L + 5.00%)	7/31/2026	12,281	12,236	12,266
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	6,925	6,875	6,905
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.33% (L + 4.25%)	10/9/2026	5,910	5,866	5,900
Astra Acquisition Corp.	Software	5.50% (L + 4.75%)	3/1/2027	16,408	16,338	16,408
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.08% (L + 4.00%)	6/11/2026	4,313	4,283	4,289
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,504	19,434	19,504
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,044	4,027	4,044
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	4,039	4,001	4,041
Bleriot US Bidco Inc.	Federal Services	4.13% (L + 4.00%)	10/30/2026	2,935	2,913	2,941
Bluefin Holding, LLC	Software	4.33% (L + 4.25%)	9/4/2026	9,825	9,716	9,825
Bracket Intermediate Holding Corp.	Healthcare Services	4.39% (L + 4.25%)	9/5/2025	14,550	14,506	14,544
Brave Parent Holdings, Inc.	Software	4.08% (L + 4.00%)	4/18/2025	11,130	11,108	11,143
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	6,965	6,926	6,980
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,002	6,907	6,994
CentralSquare Technologies, LLC	Software	3.88% (L + 3.75%)	8/29/2025	14,587	14,566	13,575
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	969	969	968
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,790	5,763	5,808
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	2,994	2,972	2,993
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	4,467	4,461	4,467
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	864	863	864
Confluent Health, LLC	Healthcare Services	5.08% (L + 5.00%)	6/24/2026	4,364	4,323	4,375
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	10/16/2028	4,546	4,523	4,545
Covenant Surgical Partners, Inc.	Healthcare Services	4.09% (L + 4.00%)	7/1/2026	9,802	9,732	9,667
Covenant Surgical Partners, Inc.	Healthcare Services	4.08% (L + 4.00%)	7/1/2026	2,000	1,980	1,973
CRCI Longhorn Holdings, Inc.	Business Services	3.59% (L + 3.50%)	8/8/2025	14,550	14,507	14,407
Dealer Tire, LLC	Distribution & Logistics	4.33% (L + 4.25%)	12/12/2025	9,825	9,807	9,853
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	6,186	6,157	6,213
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.50% (L + 3.75%)	3/31/2028	1,196	1,196	1,201
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/27/2028	4,169	4,129	4,169
Drilling Info Holdings, Inc.	Business Services	4.33% (L + 4.25%)	7/30/2025	18,434	18,379	18,296
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	4,250	4,229	4,238
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	7,364	7,333	7,410
EyeCare Partners, LLC	Healthcare Services	3.88% (L + 3.75%)	2/18/2027	14,797	14,782	14,736
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	9,500	9,405	9,453
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,466	6,465	6,465
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	2,018	2,018	2,018
Greenway Health, LLC	Healthcare I.T.	4.75% (L + 3.75%)	2/16/2024	14,407	14,412	13,871
Heartland Dental, LLC	Healthcare Services	3.58% (L + 3.50%)	4/30/2025	18,398	18,346	18,273
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	18,301	18,151	18,374
Higginbotham Insurance Agency, Inc.	Financial Services	6.25% (L + 5.50%)	11/25/2026	7,151	7,104	7,223
Higginbotham Insurance Agency, Inc.	Financial Services	6.25% (L + 5.50%)	11/25/2026	1,646	1,622	1,663
HighTower Holding, LLC	Business Services	4.75% (L + 4.00%)	4/21/2028	3,862	3,825	3,870
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	16,004	15,990	16,020
Kestra Advisor Services Holdings A, Inc.	Business Services	4.34% (L + 4.25%)	6/3/2026	12,089	12,027	12,081
LI Group Holdings, Inc.	Software	4.50% (L + 3.75%)	3/11/2028	4,632	4,621	4,658
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	2,607	2,595	2,581
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	673	670	666
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	5,773	5,744	5,782

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	4.75% (L + 3.75%)	10/19/2027	$2,948	$2,921	$2,960
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	4,000	3,981	4,005
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	4,227	4,207	4,242
MED ParentCo, LP	Healthcare Services	4.33% (L + 4.25%)	8/31/2026	12,751	12,661	12,745
National Intergovernmental Purchasing Alliance Company	Business Services	3.63% (L + 3.50%)	5/23/2025	8,540	8,537	8,490
Navex Topco, Inc.	Software	3.34% (L + 3.25%)	9/5/2025	18,068	17,959	17,955
Netsmart, Inc.	Healthcare I.T.	4.75% (L + 4.00%)	10/1/2027	3,990	3,990	4,005
Newport Group Holdings II, Inc.	Business Services	3.63% (L + 3.50%)	9/12/2025	4,850	4,835	4,840
Outcomes Group Holdings, Inc.	Healthcare Services	3.38% (L + 3.25%)	10/24/2025	3,374	3,369	3,317
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,838	4,831	4,831
Peraton Corp.	Federal Services	4.50% (L + 3.75%)	2/1/2028	7,462	7,427	7,478
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	4.25% (L + 3.50%)	2/14/2025	4,483	4,483	4,494
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	7,939	7,867	7,973
Premise Health Holding Corp.	Healthcare Services	3.63% (L + 3.50%)	7/10/2025	7,502	7,480	7,469
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	7,429	7,407	7,299
Project Ruby Ultimate Parent Corp.	Healthcare I.T.	4.00% (L + 3.25%)	3/10/2028	11,444	11,388	11,436
Quest Software US Holdings Inc.	Software	4.38% (L + 4.25%)	5/16/2025	14,587	14,546	14,590
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	14,000	13,967	13,970
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	4,711	4,688	4,725
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	396	395	398
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,412	2,411	2,406
Sovos Brands Intermediate, Inc.	Food & Beverage	4.50% (L + 3.75%)	6/8/2028	10,204	10,179	10,230
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.38% (L + 4.25%)	7/30/2025	12,089	12,071	11,783
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	3,862	3,853	3,856
Symplr Software, Inc.	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	15,920	15,784	15,994
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	14,925	14,823	15,018
Therapy Brands Holdings LLC	Healthcare I.T.	4.75% (L + 4.00%)	5/18/2028	3,408	3,392	3,408
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	5,673	5,645	5,659
TIBCO Software Inc.	Software	3.84% (L + 3.75%)	6/30/2026	7,596	7,581	7,579
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	7/28/2028	4,910	4,885	4,916
Unified Women’s Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	9,975	9,905	10,002
Waystar Technologies, Inc.	Healthcare Services	4.08% (L + 4.00%)	10/22/2026	4,076	4,068	4,084
Wirepath LLC	Distribution & Logistics	4.08% (L + 4.00%)	8/5/2024	16,995	16,995	16,963
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	16,575	16,452	16,647
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	2,872	2,857	2,875
VetCor Professional Practices LLC	Consumer Services	4.40% (L + 4.25%)	7/2/2025	809	793	802
VT Topco, Inc.	Business Services	3.33% (L + 3.25%)	8/1/2025	2,773	2,773	2,750
VT Topco, Inc.	Business Services	4.50% (L + 3.75%)	8/1/2025	851	847	851
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,615	9,611	9,471
Total Funded Investments				$685,848	$682,874	$683,338
Unfunded Investments - First lien
DG Investment Intermediate Holdings 2, Inc.	Business Services	—	3/31/2023	$99	$—	$—
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2022	373	(3)	4
HighTower Holding, LLC	Business Services	—	4/21/2022	976	—	2
RLG Holdings, LLC	Packaging	—	4/21/2022	736	(4)	2
Therapy Brands Holdings LLC	Healthcare I.T.	—	5/18/2023	735	—	—
Thermostat Purchaser III, Inc.	Business Services	—	5/18/2023	1,327	—	(3)
VetCor Professional Practices LLC	Consumer Services	—	5/20/2023	6,191	(62)	(54)
VT Topco, Inc.	Business Services	—	5/20/2023	149	—	—
Total Unfunded Investments				$10,586	$(69)	$(49)
Total Investments				$696,434	$682,805	$683,289

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2021.
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

Below is certain summarized financial information for SLP III as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and September 30, 2020:

Selected Balance Sheet Information:	September 30, 2021	December 31, 2020
	(in thousands)	(in thousands)
Investments at fair value (cost of $682,805 and $615,916)	$683,289	$609,961
Cash and other assets	25,024	10,176
Receivable from unsettled securities sold	738	—
Total assets	$709,051	$620,137

Credit facility	$505,600	$424,200
Deferred financing costs	(3,555)	(2,471)
Payable for unsettled securities purchased	23,642	47,192
Distribution payable	4,594	3,800
Other liabilities	2,561	2,501
Total liabilities	532,842	475,222

Members' capital	$176,209	$144,915
Total liabilities and members' capital	$709,051	$620,137

	Three Months Ended		Nine Months Ended
Selected Statement of Operations Information:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Interest income	$8,080	$6,500	$23,278	$20,836
Other income	172	75	487	320
Total investment income	8,252	6,575	23,765	21,156

Interest and other financing expenses	2,679	2,516	7,954	9,593
Other expenses	207	250	585	571
Total expenses	2,886	2,766	8,539	10,164
Less: expenses waived and reimbursed	—	—	—	—
Net expenses	2,886	2,766	8,539	10,164
Net investment income	5,366	3,809	15,226	10,992

Net realized (losses) gains on investments	(83)	(82)	488	(78)
Net change in unrealized appreciation (depreciation) of investments	887	14,775	6,439	(10,379)
Net increase in members' capital	$6,170	$18,502	$22,153	$535

For the three and nine months ended September 30, 2021, we earned approximately $3.7 million and $12.7 million, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2020, we earned approximately $3.2 million and $8.8 million, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2021 and December 31, 2020, approximately $3.7 million and $3.0 million, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2021, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of September 30, 2021.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2021, SLP IV had total investments with an aggregate fair value of approximately $483.2 million and debt outstanding under its credit facility of $345.6 million. As of September 30, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of September 30, 2021, SLP IV had unfunded commitments in the form of delayed draws of $13.5 million.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2021:

(in thousands)	September 30, 2021
First lien investments (1)	$499,274
Weighted average interest rate on first lien investments (2)	4.62%
Number of portfolio companies in SLP IV	63
Largest portfolio company investment (1)	$22,273
Total of five largest portfolio company investments (1)	$104,805

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien				(in thousands)	(in thousands)	(in thousands)
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	$16,543	$16,491	$16,543
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	1,875	1,866	1,875
Advisor Group Holdings, Inc.	Consumer Services	4.58% (L + 4.50%)	7/31/2026	11,727	11,641	11,759
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	5,342	5,304	5,326
Bayou Intermediate II, LLC	Healthcare Products	5.25% (L + 4.50%)	8/2/2028	8,693	8,651	8,726
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,981	1,974	1,981
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	411	409	411
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	3,000	2,989	3,001
Bleriot US Bidco Inc.	Federal Services	4.13% (L + 4.00%)	10/30/2026	7,871	7,849	7,886
Bracket Intermediate Holding Corp.	Healthcare Services	4.39% (L + 4.25%)	9/5/2025	4,485	4,471	4,483
Brave Parent Holdings, Inc.	Software	4.08% (L + 4.00%)	4/18/2025	3,624	3,617	3,628
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	5,752	5,745	5,764
CentralSquare Technologies, LLC	Software	3.88% (L + 3.75%)	8/29/2025	14,587	14,566	13,575
Certara Holdco, Inc.	Healthcare Information Technology	3.58% (L + 3.50%)	8/15/2026	3,950	3,940	3,945
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,947	10,921	10,933
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,009	2,003	2,007
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	9/21/2028	3,247	3,231	3,246
Cvent, Inc.	Software	3.83% (L + 3.75%)	11/29/2024	6,693	6,683	6,675
Dealer Tire, LLC	Distribution & Logistics	4.33% (L + 4.25%)	12/12/2025	10,776	10,756	10,806
Drilling Info Holdings, Inc.	Business Services	4.33% (L + 4.25%)	7/30/2025	20,553	20,499	20,399
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	10,000	9,951	9,972
Emerald 2 Limited	Business Services	3.33% (L + 3.25%)	7/10/2026	445	444	441
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	4,441	4,405	4,468
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	6,500	6,436	6,468
Greenway Health, LLC	Healthcare Information Technology	4.75% (L + 3.75%)	2/16/2024	21,003	20,963	20,222
Heartland Dental, LLC	Healthcare Services	3.58% (L + 3.50%)	4/30/2025	3,582	3,572	3,557
Heartland Dental, LLC	Healthcare Services	4.08% (L + 4.00%)	4/30/2025	6,284	6,255	6,277
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	9,934	9,900	9,974
Hunter Holdco 3 Limited	Healthcare Services	4.75% (L + 4.25%)	8/19/2028	6,250	6,188	6,285
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	9,342	9,266	9,351
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,184	5,162	5,090
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	3,212	3,207	3,180
LSCS Holdings, Inc.	Healthcare Services	4.42% (L + 4.25%)	3/17/2025	12,444	12,424	12,320
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	4,124	4,103	4,130
Mandolin Technology Intermediate Holdings, Inc.	Software	4.25% (L + 3.75%)	7/31/2028	10,000	9,951	9,975
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	8,000	7,962	8,009
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	8,453	8,412	8,483
MediaOcean, LLC	Software	4.08% (L + 4.00%)	8/18/2025	3,625	3,616	3,628
Medical Solutions Holdings, Inc.	Healthcare Services	5.50% (L + 4.50%)	6/14/2024	4,978	4,969	4,988
Mercury Borrower, Inc.	Business Services	4.00% (L + 3.50%)	8/2/2028	6,250	6,219	6,245
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	16,778	16,758	16,778
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,057	2,055	2,057
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	864	863	864
National Intergovernmental Purchasing Alliance Company	Business Services	3.63% (L + 3.50%)	5/23/2025	1,327	1,329	1,320
Netsmart, Inc.	Healthcare Information Technology	4.75% (L + 4.00%)	10/1/2027	6,982	6,982	7,009
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	2,237	2,233	2,234
Premise Health Holding Corp.	Healthcare Services	3.63% (L + 3.50%)	7/10/2025	1,971	1,966	1,963
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	12,549	12,517	12,329

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Project Boost Purchaser, LLC	Business Services	4.00% (L + 3.50%)	5/30/2026	$2,494	$2,488	$2,494
Quest Software US Holdings Inc.	Software	4.38% (L + 4.25%)	5/16/2025	14,587	14,546	14,590
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	5,000	4,982	4,989
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	3,634	3,616	3,645
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	396	395	399
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,227	4,213	4,216
Sovos Brands Intermediate, Inc.	Food & Beverage	4.50% (L + 3.75%)	6/8/2028	8,971	8,949	8,993
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	4,000	3,976	3,994
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	7,859	7,853	7,908
Therapy Brands Holdings LLC	Healthcare Information Technology	4.75% (L + 4.00%)	5/18/2028	4,621	4,599	4,621
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	4,052	4,032	4,042
TIBCO Software Inc.	Software	3.84% (L + 3.75%)	6/30/2026	2,985	2,967	2,978
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	7/28/2028	5,303	5,276	5,309
Unified Women’s Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	7,419	7,383	7,439
USIC Holdings, Inc.	Consumer Services	4.25% (L + 3.50%)	5/12/2028	3,849	3,834	3,850
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	2,051	2,041	2,054
VetCor Professional Practices LLC	Consumer Services	4.40% (L + 4.25%)	7/2/2025	1,156	1,132	1,145
VT Topco, Inc.	Business Services	4.50% (L + 3.75%)	8/1/2025	8,511	8,470	8,509
Wirepath LLC	Distribution & Logistics	4.08% (L + 4.00%)	8/5/2024	21,277	21,277	21,238
WP CityMD Bidco LLC	Healthcare Services	4.50% (L + 3.75%)	8/13/2026	9,649	9,580	9,691
Wrench Group LLC	Consumer Services	4.13% (L + 4.00%)	4/30/2026	8,591	8,530	8,608
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	22,273	22,261	21,939
Total Funded Investments				$485,787	$484,114	$483,237

Unfunded Investments - First lien
RLG Holdings, LLC	Packaging	—	7/7/2028	$736	$(4)	$2
Therapy Brands Holdings LLC	Healthcare Information Technology	—	5/18/2023	1,470	—	—
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	948	—	(2)
VetCor Professional Practices LLC	Consumer Services	—	7/2/2025	8,844	(88)	(77)
VT Topco, Inc.	Business Services	—	8/4/2023	1,489	—	—
Total Unfunded Investments				$13,487	$(92)	$(77)
Total Investments				$499,274	$484,022	$483,160

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2021.
(2)Represents the fair value in accordance with ASC 820. Our board of directors does not determine the fair value of the investments held by SLP IV.

Below is certain summarized consolidated financial information for SLP IV as of September 30, 2021 and for the three and nine months ended September 30, 2021:

Selected Consolidated Balance Sheet Information:	September 30, 2021
(in thousands)
Investments at fair value (cost of $484,022)	$483,160
Receivable from unsettled securities sold	1,247
Cash and other assets	18,405
Total assets	$502,812

Credit facility	$345,637
Deferred financing costs	(2,760)
Payable for unsettled securities purchased	12,313
Distribution payable	3,396
Other liabilities	1,840
Total liabilities	360,426

Members' capital	$142,386
Total liabilities and members' capital	$502,812

Selected Consolidated Statement of Operations Information:	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021(1)
	(in thousands)	(in thousands)
Interest income	$5,806	$9,034
Other income	143	157
Total investment income	5,949	9,191

Interest and other financing expenses	1,649	2,523
Other expenses	206	475
Total expenses	1,855	2,998
Net investment income	4,094	6,193

Net realized (losses) gains on investments	(85)	139
Net change in unrealized appreciation of investments	2,214	4,265
Net increase in members' capital	$6,223	$10,597

(1)Reflects the results of operations for the period from May 5, 2021 through September 30, 2021.
For the three months ended September 30, 2021 and the period from May 5, 2021 through September 30, 2021, we earned approximately $2.7 million and $5.1 million, respectively, of dividend income related to SLP IV, which is included in dividend income. As of September 30, 2021, approximately $2.7 million of dividend income related to SLP IV was included in interest and dividend receivable.
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

New Mountain Net Lease Corporation
     NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2021.
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

Below is certain summarized property information for NMNLC as of September 30, 2021:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2021
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$91,662
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	46,272
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	25,352
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	14,494
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	9,006
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,188
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,558
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,899
NM KRLN LLC	None	N/A	MD	95	486
					$206,917
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, (“ASC 860”) when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2021 and December 31, 2020, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $21.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of September 30, 2021 and December 31, 2020, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $10.4 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2021, we recognized PIK and non-cash interest from investments of approximately $5.7 million and $17.1 million, respectively, and PIK and non-cash dividends from investments of approximately $3.7 million and $14.7 million, respectively. For the three and nine months ended September 30, 2020, we recognized PIK and non-cash interest from investments of approximately $5.0 million and $11.7 million, respectively, and PIK and non-cash dividends from investments of approximately $3.8 million and $9.2 million, respectively.
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

The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of September 30, 2021:

(in millions)	As of September 30, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$277.3	9.1%	$319.6	10.5%
Investment Rating 2	2,449.4	80.7%	2,538.1	83.7%
Investment Rating 3	168.4	5.6%	122.5	4.0%
Investment Rating 4	138.7	4.6%	52.9	1.8%
	$3,033.8	100.0%	$3,033.1	100.0%
As of September 30, 2021, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of seven portfolio companies that had an Investment Rating of 3 and seven portfolio companies that had an Investment Rating of 4.
As of September 30, 2021, our aggregate principal amount of our first lien term loans and subordinated position in American Achievement Corporation ("AAC") was $28.9 million and $5.2 million, respectively, of which $12.5 million and $5.2 million, respectively, were placed on non-accrual status during the quarter and the investments had a rating of 4. As of September 30, 2021, our positions in AAC on non-accrual status had an aggregate cost basis of $12.4 million, an aggregate fair value of $7.3 million and total unearned interest income of $0.3 million and $0.3 million for the three and nine months then ended, respectively.
During the third quarter of 2021, we placed our second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status and the investment had a rating of 4. As of September 30, 2021, our second lien position in Sierra had an aggregate cost basis of $0.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million and $0.0 million for the three and nine months then ended, respectively.
As of September 30, 2021, our aggregate principal amount of our first lien positions in Tenawa Resource Management LLC ("Tenawa") was $42.9 million, of which $17.2 million was placed on non-accrual status during the quarter and the investment had a rating of 4. As of September 30, 2021, our first lien positions in Tenawa on non-accrual status had an aggregate cost basis of $17.1 million, an aggregate fair value of $10.8 million and total unearned interest income of $0.4 million and $0.4 million for the three and nine months then ended, respectively.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status and the investment had a rating of 4. As of September 30, 2021, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $1.5 million and $4.3 million for the three and nine months then ended, respectively. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status and the investment had a rating of 4. As of September 30, 2021, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $2.6 million and total unearned dividend income of approximately $1.0 million and $1.9 million for the three and nine months then ended, respectively.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of September 30, 2021, our investment in EDMC, with an Investment Rating of 4 had an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the three and nine months then ended, respectively.
Since March 31, 2020, our investment in NM KRLN LLC had an investment rating of 4 and had an aggregate cost basis of $9.0 million and an aggregate fair value of $0.5 million.

Since December 31, 2019, our subordinated position in PPVA Black Elk (Equity) LLC had an investment rating of 4. As of September 30, 2021, our investment in this security had an aggregate cost basis of $14.5 million and an aggregate fair value of approximately $10.4 million.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual and the investment had an Investment Rating of 4. As of September 30, 2021, our investment in this security had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $21.4 million.
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
The following table shows the Risk Rating of our portfolio companies as of September 30, 2021:

(in millions)	As of September 30, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$125.4	4.1%	$82.3	2.7%
Orange	84.1	2.8%	70.1	2.3%
Yellow	257.9	8.5%	194.3	6.4%
Green	2,566.4	84.6%	2,686.4	88.6%
	$3,033.8	100.0%	$3,033.1	100.0%
Portfolio and Investment Activity
The fair value of our investments was approximately $3,011.7 million in 106 portfolio companies at September 30, 2021 and approximately $2,953.5 million in 104 portfolio companies at December 31, 2020.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020
New investments in 46 and 25 portfolio companies, respectively	$769.4	$272.8
Debt repayments in existing portfolio companies	710.5	277.2
Sales of securities in 8 and 16 portfolio companies, respectively	105.7	214.5
Change in unrealized appreciation on 38 and 41 portfolio companies, respectively	107.7	21.8
Change in unrealized depreciation on 80 and 75 portfolio companies, respectively	(55.2)	(113.0)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 13. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2021 and September 30, 2020
Revenue

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Total interest income	$47,788	$49,654
Total dividend income	14,546	12,644
Other income	6,140	3,223
Total investment income	$68,474	$65,521

Our total investment income increased by approximately $3.0 million, or 5%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, total investment income of approximately $68.4 million consisted of approximately $37.6 million in cash interest from investments, approximately $5.7 million in PIK and non-cash interest from investments, approximately $1.4 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.1 million, approximately $10.8 million in cash dividends from investments, approximately $3.7 million in PIK and non-cash dividends from investments and approximately $6.1 million in other income. The decrease in interest income of approximately $1.9 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to lower LIBOR rates on smaller invested balances. Our smaller invested balances were driven by asset sales and repayments greater than asset originations during 2020. The increase in dividend income for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to an increase in cash dividends from our investment in SLP III and PIK dividends related to new investments. Other income during the three months ended September 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 25 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Management fee	$13,740	$12,877
Less: management fee waiver	(3,752)	(2,841)
Total management fee	9,988	10,036
Incentive fee	7,661	7,135
Less: incentive fee waiver	—	(500)
Total incentive fee	7,661	6,635
Interest and other financing expenses	17,693	18,077
Administrative expenses	1,082	1,024
Professional fees	923	731
Other general and administrative expenses	490	442
Total expenses	37,837	36,945
Less: expenses waived and reimbursed	—	(589)
Net expenses before income taxes	37,837	36,356
Income tax (benefit) expense	(8)	123
Net expenses after income taxes	$37,829	$36,479
Our total net operating expenses increased by approximately $1.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Our management fee, net of a management fee waiver, remained relatively flat for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to the fee waiver agreement (as defined below) in which the Investment Adviser has agreed to waive base management fees in order to reach a target base management fee of 1.25% on gross assets. Our incentive fee increased by approximately $1.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 which was attributable to an incentive fee waiver by the Investment Adviser in 2020 and higher net investment income as compared to 2020 due to an increase in investment income, lower interest and other financing expenses and an expense waiver of indirect administrative expenses by the Administrator in 2020.
Interest and other financing expenses decreased by approximately $0.4 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to lower LIBOR rates on our floating rate borrowings, lower borrowings on our revolving facilities and lower interest expense on our 2021A Unsecured Notes issued in the first quarter as compared to our 2016 Unsecured Notes and 5.75% Unsecured Notes, which were repaid with these proceeds in the first quarter of 2021. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 remained relatively flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net realized gains on investments	$23,008	$47
Net change in unrealized (depreciation) appreciation of investments	(30,736)	60,242
Net change in unrealized depreciation on foreign currency	(13)	—
Benefit for taxes	1	257
Net realized and unrealized (losses) gains	$(7,740)	$60,546
Our net realized gains and unrealized losses resulted in a net loss of approximately $7.7 million for the three months ended September 30, 2021 compared to net realized and unrealized gains resulting in a net gain of approximately $60.5 million for the same period in 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2021 was primarily driven by unrealized depreciation in Tenawa, CentralSquare Technologies, LLC and UniTek and was partially offset by unrealized appreciation on our investments in New Benevis Topco, LLC and NM GLCR LP. The provision for income taxes was attributable to equity investments that are held as of September 30, 2021 in six of our corporate subsidiaries. The net gain for the three months ended September 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. See Monitoring of Portfolio Investments above for more details regarding the continuing impact of the COVID-19 pandemic on the health of our portfolio companies.
Results of Operations for the Nine Months Ended September 30, 2021 and September 30, 2020
Revenue

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Total interest income	$141,878	$162,653
Total dividend income	47,171	35,353
Other income	13,694	7,566
Total investment income	$202,743	$205,572
Our total investment income decreased by approximately $2.8 million, or (1)%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, total investment income of approximately $202.7 million consisted of approximately $115.8 million in cash interest from investments, approximately $17.1 million in PIK and non-cash interest from investments, approximately $2.3 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $6.7 million, approximately $32.4 million in cash dividends from investments, approximately $14.7 million in PIK and non-cash dividends from investments and approximately $13.7 million in other income. The decrease in interest income of approximately $20.8 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to lower LIBOR rates on smaller invested balances. Our smaller invested balances were driven by the repayments of our revolving credit facilities due to asset sales and repayments greater than asset originations during 2020. The increase in dividend income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to the an increase in cash dividends from our investment in SLP III and PIK dividends related to new investments. In addition, total dividend income for the nine months ended September 30, 2020 included a reversal of $3.4 million of previously recorded PIK dividends related to our preferred shares in Permian Holdco 1, Inc., which was deemed to no longer be collectible. Other income during the nine months ended September 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 47 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Management fee	$40,885	$39,869
Less: management fee waiver	(11,193)	(9,567)
Total management fee	29,692	30,302
Incentive fee	22,207	21,857
Less: incentive fee waiver	—	(500)
Total incentive fee	22,207	21,357
Interest and other financing expenses	54,949	59,500
Administrative expenses	3,240	3,303
Professional fees	2,413	2,605
Other general and administrative expenses	1,398	1,383
Total expenses	113,899	118,450
Less: expenses waived and reimbursed	—	(924)
Net expenses before income taxes	113,899	117,526
Income tax expense	15	116
Net expenses after income taxes	$113,914	$117,642
Our total net operating expenses decreased by approximately $3.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Our management fee, net of a management fee waiver, decreased by approximately $0.6 million and our incentive fee increased by approximately $0.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease in management fees was attributable to an increase in the management fee waiver as a result of the fee waiver agreement (as defined below) in which the Investment Adviser has agreed to waive base management fees in order to reach a target base management fee of 1.25% on gross assets. The increase in incentive fees was attributable to the incentive fee waiver by the Investment Adviser during the nine months ended September 30, 2020.
Interest and other financing expenses decreased by approximately $4.6 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to lower LIBOR rates on our floating rate borrowings, lower borrowings on our revolving facilities and lower interest expense on our 2021A Unsecured Notes issued in the first quarter as compared to our 2016 Unsecured Notes and 5.75% Unsecured Notes, which were repaid with these proceeds in the first quarter of 2021. Our total professional fees, administrative expenses and total other general and administrative expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net realized gains (losses) on investments	$12,692	$(3,595)
Net change in unrealized appreciation (depreciation) of investments	52,544	(91,215)
Net change in unrealized depreciation on foreign currency	(13)	—
(Provision) benefit for taxes	(114)	778
Net realized and unrealized gains (losses)	$65,109	$(94,032)
Our net realized and unrealized gains resulted in a net gain of approximately $65.1 million for the nine months ended September 30, 2021 compared to net realized and unrealized losses resulting in a net loss of approximately $94.0 million for the same period in 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the nine months ended September 30, 2021 was primarily driven by realized gains and unrealized appreciation on our investments in Edmentum and unrealized appreciation on our investments in NM CLFX LP and NM GLCR LP, which offset unrealized depreciation on our investments in AAC, Tenawa and UniTek. The provision for income taxes was attributable to equity investments that are held as of September 30, 2021 in six of our corporate subsidiaries. The net loss for the nine months ended September 30, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic. See Monitoring of Portfolio Investments above for more details regarding the continuing impact of the COVID-19 pandemic on the health of our portfolio companies.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through September 30, 2021, we raised approximately $893.2 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2021, our asset coverage ratio was 184.0%.
At September 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $83.4 million and $79.0 million, respectively. Our cash provided by operating activities during the nine months ended September 30, 2021 and September 30, 2020 was approximately $84.7 million and $269.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
As of September 30, 2021, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on April 20, 2021, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. From September 30, 2020 to April 19, 2021 the Holdings Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Prior to September 30, 2020, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amended and Restated Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$2.4	$2.7	$7.6	$11.3
Non-usage fee	$0.3	$0.4	$1.0	$0.9
Amortization of financing costs	$0.8	$0.3	$2.0	$1.0
Weighted average interest rate	2.0%	2.2%	2.2%	2.7%
Effective interest rate	2.9%	2.8%	3.0%	3.2%
Average debt outstanding	$483.1	$488.8	$467.6	$551.1
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Holdings Credit Facility was $493.3 million and $450.2 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
NMFC Credit Facility—The Amended and Restated Senior Secured Revolving Credit Agreement, (as amended from time to time, and together with the related guarantee and security agreement, the "RCA"), dated June 4, 2021, among us, as the Borrower, Goldman Sachs Bank USA, as the Administrative Agent and Collateral Agent, and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Stifel Bank & Trust and MUFG Union Bank, N.A., as Lenders (the "NMFC Credit Facility"), is structured as a senior secured revolving credit facility. The NMFC Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NMFC Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on June 4, 2021, the maturity date of the NMFC Credit Facility is June 4, 2026.
As of September 30, 2021, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $188.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
As of the most recent amendment on June 4, 2021, the NMFC Credit Facility generally bears interest at a rate of LIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). Prior to June 4, 2021, the NMFC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2021		September 30, 2020		September 30, 2021	September 30, 2020
Interest expense	$0.7		$0.9		$2.3	$4.0
Non-usage fee	$0.1		$0.1		$0.2	$0.1
Amortization of financing costs	$—	(1)	$—	(1)	$0.1	$0.1
Weighted average interest rate	2.2%		2.7%		2.5%	3.4%
Effective interest rate	2.7%		3.0%		2.8%	3.6%
Average debt outstanding	$117.1		$131.8		$122.5	$155.0

(1)For the three months ended September 30, 2021 and the three months ended September 30, 2020, the total amortization of financing costs were less than $50.0 thousand.
As of September 30, 2021 and December 31, 2020, the outstanding balance on the NMFC Credit Facility was $150.0 million and $165.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated March 30, 2020, by and between us, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2022. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of September 30, 2021, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three and nine months ended September 30, 2021 and September 30, 2020, amortization of financing costs were each less than $50.0 thousand, respectively.
DB Credit Facility—The Loan Financing and Servicing Agreement (the "LFSA") dated December 14, 2018 and as amended from time to time, among NMFDB as the borrower, Deutsche Bank AG, New York Branch ("Deutsche Bank") as the facility agent, Lender and other agent from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian (the "DB Credit Facility"), is structured as a secured revolving credit facility and matures on March 25, 2026.
As of September 30, 2021, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
The advances under the DB Credit Facility accrue interest at a per annum rate equal to the Applicable Margin plus the lender's Cost of Funds Rate. Prior to March 25, 2021, the Applicable Margin was equal to 2.60% during the Revolving Period and then increases by 0.02% during an Event of Default. Effective March 25, 2021, the Applicable Margin is equal to 2.35% during the Revolving Period and then increases by 0.20% during an Event of Default. The "Cost of Funds Rate" for a conduit lender is the lower of its commercial paper rate and the Base Rate plus 0.50%, and for any other lender is the Base Rate. The "Base Rate" is the three-months LIBOR Rate but may become an alternative base rate based on Deutsche Bank's base lending rate if certain LIBOR disruption events occur. We are also charged a non-usage fee, based on the unused facility amount multiplied by the Undrawn Fee Rate (as defined in the LFSA) and a facility agent fee of 0.25% per annum on the total facility amount.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense(1)	$1.4	$1.8	$4.5	$6.7
Non-usage fee(1)	$0.1	$0.1	$0.3	$0.2
Amortization of financing costs	$0.3	$0.2	$0.7	$0.5
Weighted average interest rate	2.8%	3.2%	2.9%	3.8%
Effective interest rate	3.5%	3.6%	3.5%	4.2%
Average debt outstanding	$198.9	$216.8	$209.4	$233.4

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of September 30, 2021 and December 31, 2020, the outstanding balance on the DB Credit Facility was $167.8 million and $244.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
NMNLC Credit Facilities—The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, by and between NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender ("the NMNLC Revolving Credit Agreement"), was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by us and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.
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
The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility and matures on February 25, 2022. The NMNLC Credit Facility II is guaranteed by us and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of September 30, 2021, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $10.0 million.
The NMNLC Credit Facility II bears interest at a rate of LIBOR plus 2.75% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). For the three and nine months ended September 30, 2021, interest expense and non-usage fees were each less than $50.0 thousand and amortization of financing costs were $0.1 million and $0.1 million, respectively. As of September 30, 2021, the outstanding balance on the NMNLC Credit Facility II was $5.8 million and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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

The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of September 30, 2021:

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at September 30, 2021	10.0%
Conversion rate at September 30, 2021(1)(2)	65.8762
Conversion price at September 30, 2021(2)(3)	$15.18
Last conversion price calculation date	August 20, 2021

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at September 30, 2021 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2021		September 30, 2020		September 30, 2021	September 30, 2020
Interest expense	$2.9		$2.9		$8.7	$8.7
Amortization of financing costs	$0.1		$0.1		$0.3	$0.3
Amortization of premium	$—	(1)	$—	(1)	$(0.1)	$(0.1)
Weighted average interest rate	5.8%		5.8%		5.8%	5.8%
Effective interest rate	5.9%		5.9%		5.9%	5.9%
Average debt outstanding	$201.3		$201.3		$201.3	$201.3

(1)For the three months ended September 30, 2021 and the three months ended September 30, 2020, the amortization of premium was less than $50.0 thousand.
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.

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
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, which commenced on July 29, 2021. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$5.9	$6.0	$18.4	$17.9
Amortization of financing costs	$0.2	$0.4	$1.7	$1.0
Weighted average interest rate	4.7%	5.3%	4.7%	5.3%
Effective interest rate	4.8%	5.5%	5.2%	5.5%
Average debt outstanding	$511.5	$453.3	$518.3	$453.3
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Unsecured Notes was $511.5 million and $453.3 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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
As of September 30, 2021 and December 31, 2020, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of September 30, 2021 and December 31, 2020, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes our SBA-guaranteed debentures as of September 30, 2021:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$2.1	$2.1	$6.1	$6.0
Amortization of financing costs	$0.2	$0.2	$0.7	$0.7
Weighted average interest rate	2.7%	2.8%	2.7%	2.8%
Effective interest rate	3.0%	3.1%	3.0%	3.2%
Average debt outstanding	$300.0	$300.0	$300.0	$281.1
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2021 and December 31, 2020, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $207.8 million and $73.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2021 and December 31, 2020, we had commitment letters to purchase investments in an aggregate par amount of $116.8 million million and $44.9 million, respectively. As of September 30, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$493.3	$—	$—	$493.3	$—
Unsecured Notes(2)	511.5	55.0	256.5	200.0	—
SBA-guaranteed debentures(3)	300.0	—	—	121.7	178.3
DB Credit Facility(4)	167.8	—	—	167.8	—
Convertible Notes(5)	201.2	—	201.2	—	—
NMFC Credit Facility(6)	150.0	—	—	150.0	—
NMNLC Credit Facility II(7)	5.8	5.8	—	—	—
Total Contractual Obligations	$1,829.6	$60.8	$457.7	$1,132.8	$178.3

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($493.3 million as of September 30, 2021) must be repaid on or before April 20, 2026. As of September 30, 2021, there was approximately $236.7 million of possible capacity remaining under the Holdings Credit Facility.
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
(4)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($167.8 million as of September 30, 2021) must be repaid on or before March 25, 2026. As of September 30, 2021, there was approximately $112.2 million of possible capacity remaining under the DB Credit Facility.
(5)The Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(6)Under the terms of the $188.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($150.0 million as of September 30, 2021) must be repaid on or before June 4, 2026. As of September 30, 2021, there was approximately $38.5 million of available capacity remaining under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility ($5.8 million as of September 30, 2021) must be repaid on or before February 25, 2022. As of September 30, 2021, there was approximately $4.2 million of available capacity remaining under the NMNLC Credit Facility II.

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
Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2021 totaled approximately $87.2 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2021
Third Quarter	July 29, 2021	September 16, 2021	September 30, 2021	$0.30
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
				$0.90
December 31, 2020
Fourth Quarter	October 28, 2020	December 16, 2020	December 30, 2020	$0.30
Third Quarter	July 29, 2020	September 16, 2020	September 30, 2020	0.30
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
				$1.24
December 31, 2019
Fourth Quarter	November 4, 2019	December 13, 2019	December 27, 2019	$0.34
Third Quarter	August 1, 2019	September 13, 2019	September 27, 2019	0.34
Second Quarter	May 1, 2019	June 14, 2019	June 28, 2019	0.34
First Quarter	February 22, 2019	March 15, 2019	March 29, 2019	0.34
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2021 approximately $0.6 million and $2.0 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million and $0.0 million, respectively, were waived by the Administrator. As of September 30, 2021, approximately $0.7 million of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2021, the reimbursement to the Administrator represented approximately 0.02% and 0.06%, respectively, of our gross assets.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2021, certain of the loans held in our portfolio had floating interest rates. As of September 30, 2021, approximately 88.21% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 11.79% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2021. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.17%
Base Interest Rate	—%
+100 Basis Points	0.46%
+200 Basis Points	11.00%
+300 Basis Points	21.54%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of September 30, 2021. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the nine months ended September 30, 2021.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the nine months ended September 30, 2021, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 88,931 shares of our common stock for approximately $1.1 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the nine months ended September 30, 2021.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2021	—	$—	—	$—
February 2021	—	—	—	—
March 2021	—	—	—	—
April 2021	88,931	12.66	—	—
May 2021	—	—	—	—
June 2021	—	—	—	—
July 2021	—	—	—	—
August 2021	—	—	—	—
September 2021	—	—	—	—
Total	88,931	$12.66	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 31, 2020, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2021 or until $50.0 million of outstanding shares of common stock have been repurchased. We did not repurchase any shares of our common stock under the Repurchase Program during the nine months ended September 30, 2021.
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

10.5	Amendment No. 1 to the Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, L.L.C.(9)

10.6	Fee Waiver Letter Delivered to New Mountain Finance Corporation by New Mountain Finance Advisers BDC, L.L.C.(9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(5)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 31, 2021.
(6)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 26, 2021.
(7)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 5, 2021.

(8)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 9, 2021.
(9)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on November 3, 2021.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2021.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)