Form 10-K
period 2021-12-31
New Mountain Finance Corp
filed 2022-02-28
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00832	New Mountain Finance Corporation 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	27-2978010
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	NMFC	The NASDAQ Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 30, 2021, based on the closing price on that date of $13.17, on the New York Stock Exchange was $1,146.3 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 28, 2022
Common stock, par value $0.01 per share	98,350,975
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

PART I
Item 1.    Business
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through December 31, 2021, we have raised approximately $905.6 million in net proceeds from additional offerings of common stock.
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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID"), NMF YP Holdings Inc. ("NMF YP"), NMF Permian Holdings LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.

New Mountain Net Lease Corporation ("NMNLC"), a majority-owned consolidated subsidiary of ours, which acquires commercial real estate properties that are subject to ‘‘triple net’’ leases, has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
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
We make investments through both primary originations and open-market secondary purchases. We primarily target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $10.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, each of SBIC I's and SBIC II's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. For additional information on SBA regulations, see "SBA Regulation". Our portfolio may be concentrated in a limited number of industries. As of December 31, 2021, our top five industry concentrations were software, business services, healthcare services, investment funds (which includes our investments in our joint ventures) and education. Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $125.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2021, our portfolio consisted of 106 portfolio companies and was invested 52.2% in first lien loans, 19.8% in second lien loans, 1.6% in subordinated debt and 26.4% in equity and other, as measured at fair value versus 104 portfolio companies invested 53.4% in first lien loans, 23.5% in second lien loans, 1.2% in subordinated debt and 21.9% in equity and other, as measured at fair value at December 31, 2020.
The fair value of our investments, as determined in good faith by the board of directors, was approximately $3,174.4 million in 106 portfolio companies at December 31, 2021 and approximately $2,953.5 million in 104 portfolio companies at December 31, 2020.

The following table shows our portfolio and investment activity for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(in millions)	2021	2020
New investments in 62 and 30 portfolio companies, respectively	$1,134.9	$457.9
Debt repayments in existing portfolio companies	857.8	388.2
Sales of securities in 13 and 19 portfolio companies, respectively	208.9	264.9
Change in unrealized appreciation on 36 and 59 portfolio companies, respectively	136.7	40.5
Change in unrealized depreciation on 92 and 57 portfolio companies, respectively	(44.3)	(94.2)
At December 31, 2021 and December 31, 2020, our weighted average yield to maturity at cost ("YTM at Cost") was approximately 9.1% and 8.6%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. At December 31, 2021 and December 31, 2020, our weighted average yield to maturity at cost for investments ("YTM at Cost for Investments") was approximately 8.4% and 8.0%, respectively. This YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2021, calculated as a percentage of total assets as of December 31, 2021:

Portfolio Company	Percent of Total Assets
NMFC Senior Loan Program III LLC	4.2%
TVG-Edmentum Holdings, LLC/Edmentum Ultimate Holdings, LLC	4.0%
NMFC Senior Loan Program IV LLC	3.4%
New Benevis Topco, LLC/New Benevis Holdco, Inc.	3.3%
NM NL Holdings LP/NM GP Holdco LLC	3.3%
GS Acquisitionco, Inc.	2.8%
PhyNet Dermatology LLC	2.1%
UniTek Global Services, Inc.	2.1%
Dealer Tire Holdings, LLC	1.8%
Tahoe Finco, LLC	1.8%
Total	28.8%

Industry Type	Percent of Total Assets
Software	23.7%
Business Services	15.6%
Healthcare Services	15.5%
Investment Fund (includes investments in joint ventures)	7.6%
Education	7.6%
Net Lease	6.9%
Consumer Services	3.4%
Distribution & Logistics	3.2%
Insurance Services	2.3%
Specialty Chemicals & Materials	1.8%
Total	87.6%

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
Investment Committee
The Investment Adviser is managed by a five member investment committee (the “Investment Committee”), which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Jack Qian served on the Investment Committee from August 2020 to July 2021. Beginning in August 2021, Kyle Peterson was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
Equity Investments
When we make a debt investment, we may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding. In addition, we may from time to time make non-control, passive equity co-investments in conjunction with private equity sponsors. We generally seek to structure our passive equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.
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
The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of December 31, 2021:

(in millions)	As of December 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$247.2	7.8%	$310.8	9.7%
Investment Rating 2	2,646.3	83.9%	2,745.3	85.9%
Investment Rating 3	138.6	4.4%	100.3	3.2%
Investment Rating 4	124.4	3.9%	39.4	1.2%
	$3,156.5	100.0%	$3,195.8	100.0%

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
The following table shows the Risk Rating of our portfolio companies as of December 31, 2021:

(in millions)	As of December 31, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$111.6	3.5%	$91.0	2.9%
Orange	135.7	4.3%	119.8	3.7%
Yellow	208.5	6.6%	146.6	4.6%
Green	2,700.7	85.6%	2,838.4	88.8%
	$3,156.5	100.0%	$3,195.8	100.0%
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
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the U.S., it must be operated for the purpose of investing in or lending to primarily private or thinly traded companies and it must make significant managerial assistance available to those companies whose securities are considered Qualifying Assets (as defined below) for the BDC. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.
We have a board of directors. A majority of our board of directors must be persons who are not "interested persons", as that term is defined in the 1940 Act (the "independent directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, to provide additional shareholder protection we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.
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
The SBA generally prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relending or businesses with the majority of their employees located outside the United States, and business engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or "passive" (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not provide financing or a commitment to a small business in an amount equal to more than approximately 30.0% of the SBIC's regulatory capital in any one company and its affiliates.
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
Base Management Fees
Pursuant to Amendment No. 1 to the Investment Management Agreement dated November 1, 2021 ("Amendment No. 1"), the base management fee is calculated at an annual rate of 1.4% of the Company's gross assets, which equals the Company's total assets on the Consolidated Statements of Assets and Liabilities, less cash and cash equivalents. Prior to Amendment No. 1, pursuant to the Investment Management Agreement, the base management fee was calculated at an annual rate of 1.75% of the Company's gross assets, which equaled the Company's total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company's gross assets, which equals the Company's total assets, as determined in accordance with GAAP, less cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. The Company has not invested, and currently is not invested, in derivatives. To the extent the Company invests in derivatives in the future, the Company will use the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating its base management fee.
Since our IPO and through November 1, 2021, the date of Amendment No. 1, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to our existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011 and into the Second Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association on December 18, 2014, which was amended and restated on October 24, 2017 by the Third Amended and Restated Loan and Security Agreement with Wells Fargo, National Association (the "Holdings Credit Facility"). See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on our credit facilities. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since our IPO, the Investment Adviser will continue to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility. Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2022, the Investment Adviser has entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”) as opposed to our then-current (i.e., prior to Amendment No. 1) base management fee of 1.75% on gross assets less the borrowings under the SLF Credit Facility and less cash and cash equivalents. On November 2, 2021, the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ended December 31, 2023, rather than the quarter ended December 31, 2022. If, for any quarterly period during the term of the Fee Waiver Agreement, the Reduced Base Management Fee would be greater than the base management fee calculated under the terms of the Investment Management Agreement, as amended by Amendment No. 1 (i.e., 1.4% of our gross assets), the Investment Adviser shall only be entitled to the lesser of those two amounts. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2021, total management fees waived was approximately $13.1 million.

Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there is none as of December 31, 2021), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the year ended December 31, 2021, no incentive fees were waived. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
Management fee(2) = 0.35%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 0.70%
    Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no income related incentive fee.
Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.90%
Hurdle rate(1) = 2.00%
Management fee(2) = 0.35%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 2.35%
Incentive fee = 100.00% × Pre-Incentive Fee Net Investment Income (subject to "catch-up")(4)
= 100.00% × (2.35% – 2.00%)
= 0.35%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the "catch-up" provision, therefore the income related portion of the incentive fee is 0.35%.
Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.50%
Hurdle rate(1) = 2.00%
Management fee(2) = 0.35%
Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income – (management fee + other expenses)) = 2.95%
Incentive fee = 100.00% × Pre-Incentive Fee Net Investment Income (subject to "catch-up")(4)
Incentive fee = 100.00% × "catch-up" + (20.00% × (Pre-Incentive Fee Net Investment Income 2.50%))
Catch-up = 2.50% – 2.00%
                = 0.50%
Incentive fee = (100.00% × 0.50%) + (20.00% × (2.95% – 2.50%))
                      = 0.50% + (20.00% × 0.45%)
                      = 0.50% + 0.09%
                      = 0.59%
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the "catch-up" provision, therefore the income related portion of the incentive fee is 0.59%
.

(1)Represents 8.00% annualized hurdle rate.
(2)Assumes 1.4% annualized base management fee.
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
Board Consideration of the Investment Management Agreement
Our board of directors initially approved our Investment Management Agreement between the Company and the Adviser on March 25, 2014. Thereafter, our stockholders approved the Investment Management Agreement on May 6, 2014. The Investment Management Agreement first became effective on May 8, 2014. Our board of directors determined at a virtual meeting held on November 1, 2021 to approve Amendment No. 1 to the Investment Management Agreement, the sole purpose of which was to reduce the base management fee. On February 23, 2022, our board of directors held a board meeting to consider the re-approval of our Investment Management Agreement by virtual means in reliance on relief provided by the SEC in response to the COVID-19 pandemic. As a condition of the SEC's COVID-19 relief, the board of directors will be required to ratify the re-approval of the Investment Management Agreement at its next in-person meeting. In its consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:

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
Based on the information reviewed and the discussions detailed above, our board of directors, including a majority of the independent directors, concluded that the fees payable to the Investment Adviser pursuant to the Investment Management Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. As a result, our board of directors re-approved the Investment Management Agreement for a period of 12 months commencing on May 8, 2022, Our board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of our board of directors may have given different weights to different factors.
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
(a)is organized under the laws of, and has its principal place of business in, the United States;
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
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
As of December 31, 2021, 19.3% of our total assets were non-qualifying assets.
Significant Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the eligible issuers of its securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate provides such managerial assistance on our behalf to portfolio companies that accept our offer of managerial assistance.
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2021.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2021.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). If our asset ratio coverage is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of our senior securities may preclude us from making distributions to our stockholders. However, at December 31, 2021, none of our senior securities have provisions that may preclude us from making distributions to stockholders. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. We received exemptive relief from the SEC on November 5, 2014, allowing us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from this calculation. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.
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
Proxy voting records
You may obtain, without charge, information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1633 Broadway, 48th Floor, New York, New York 10019.

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
If you have any questions regarding this policy or the treatment of your non-public personal information, please contact our chief compliance officer at (212) 655-0291.

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
RISKS RELATED TO OUR BUSINESS AND STRUCTURE
We are currently operating in a period of capital markets disruption and economic uncertainty
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic continues to rapidly evolve and has led to the re-introduction of certain public health restrictions (as described below). Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruptions in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited, and could continue to limit, our investment originations and/or our ability to grow, and they could have a material negative impact on our operating results and the fair values of our debt and equity investments.
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
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019 and December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through early 2023, unless Congress takes legislative action to further extend or defer it.
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
The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries and various aspects thereof, including in prices of commodities, and could affect our financial results. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Any terrorist attacks that occur at or near such assets would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. As a result of a terrorist attack or terrorist activities in general, we may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all.
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; escalating border tensions and conflict between Russia and Ukraine; and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic and new variants of COVID, such as the Delta and Omicron variants, has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chain disruptions, significant reduction in demand of certain goods and services and practical aspects of their operations, labor difficulties and shortages, and commodity inflation, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions and restrictions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Throughout 2020 and into 2021, travelers from the United States were not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. Travel restrictions continue and range from complete bans on U.S. travel to vaccination or testing requirements. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines and/or uptick in case numbers could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, in 2020, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic on the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures and restrictions, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.
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
Inflation and rising commodity prices may adversely impact our portfolio companies.
Inflation may affect our investments adversely in a number of ways. During periods of rising inflation, interest and distribution rates of any instruments we or entities related to portfolio investments may have issued could increase. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay the interest amounts and other payments on our portfolio investments. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.
As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party and retained control of the House of Representatives. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.
The information included in this Annual Report on Form 10-K and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related protective measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore, certain historical information does not reflect the adverse impacts of the COVID-19 pandemic and the related protective measures. For example, we valued our portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our valuation for such historical periods, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID- 19 and the actions taken by authorities and other entities to contain the COVID-19 or treat its impact, all of which are beyond our control. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.
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
There has been on-going discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Various presidential administrations, along with Congress, have created significant uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee and John R. Kline, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2021 consisted of over 190 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
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
The incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to the Investment Adviser is calculated based on a percentage of our return on investment capital. This may encourage the Investment Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is payable based upon our gross assets, which includes any borrowings for investment purposes, but excludes cash and cash equivalents for investment purposes, the Investment Adviser may be further encouraged to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.
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

We may face risks due to shared employees between our Investment Adviser and its affiliates and other activities of the personnel of our Investment Adviser.
Our Investment Adviser expects to rely heavily on the extensive expertise and industry relationships developed by the employees and certain senior advisors of certain of its affiliates to identify and evaluate potential investment opportunities for us. Research from the Investment Adviser's private equity strategy on our behalf will be used to benefit other strategies and clients of our Investment Adviser, its affiliates and affiliated funds.
By reason of their responsibilities in connection with their other activities, certain personnel of our Investment Adviser (or employees and affiliates thereof) may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. In those instances, we will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that we otherwise might have initiated and may not be able to sell a portfolio investment that we otherwise might have sold. Conversely, we may not have access to material non-public information in the possession of our Investment Adviser and its affiliates which might be relevant to an investment decision to be made by us, and we may initiate a transaction or sell a portfolio investment which, if such information had been known to us, may not have been undertaken. See also "—The Investment Committee, the Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion."
We may pay additional consulting fees to New Mountain Capital’s Executive Advisory Council.
The Investment Adviser may consult New Mountain Capital's Executive Advisory Council from time to time concerning general industry trends, related matters and specific investment diligence. Members of the Executive Advisory Council may be paid by us for project‑related consulting fees and reimbursed by us for their reasonable and documented out‑of‑pocket expenses in connection with specific diligence for a potential portfolio company.
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
As of December 31, 2021, we had $545.3 million, $127.2 million, $226.3 million, $201.2 million, $511.5 million, $300.0 million and $15.2 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Convertible Notes, the Unsecured Notes, the SBA-guaranteed debentures and the NMNLC Credit Facility II respectively. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Unsecured Notes, the SBA-guaranteed debentures and the NMNLC Credit Facility II had weighted average interest rates of 2.1%, 2.4%, 2.9%, 4.7%, 2.7% and 2.7% respectively, for the year ended December 31, 2021. The interest rate on the Convertible Notes is 5.75% per annum.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense and adjusted for unsettled securities purchased. The calculations in the table below are hypothetical. Actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3,295.8 million in total assets as of December 31, 2021, (ii) a weighted average cost of borrowings of 3.4%, which assumes the weighted average interest rates as of December 31, 2021 for the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the SBA-guaranteed debentures, the Unsecured Notes and the NMNLC Credit Facility II and the interest rate as of December 31, 2021 for the Convertible Notes, (iii) $1,926.7 million in debt outstanding and (iv) $1,321.2 million in net assets.

Assumed Return on Our Portfolio (net of interest expense)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder	(29.9)%	(17.4)%	(4.9)%	7.5%	20.0%
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
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. We believe that having the flexibility to incur additional leverage could augment the returns to our stockholders and would be in the best interests of our stockholders. Even though our board of directors and our stockholders have approved a resolution permitting us to be subject to a 150.0% asset coverage ratio effective as of June 9, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Currently, our NMFC Credit Facility restricts our ability to incur additional indebtedness if after incurring such additional debt, our asset coverage ratio would be below 165.0%. Also, the NMFC Credit Facility requires that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. We cannot assure you that we will be able to negotiate a change to our credit facilities to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Convertible Notes and the NMNLC Credit Facility II mature on April 20, 2026, June 4, 2026, March 25, 2026, August 15, 2023 and February 25, 2023, respectively. Our $55.0 million in 2017A Unsecured Notes will mature on July 15, 2022, our $90.0 million in 2018A Unsecured Notes will mature on January 30, 2023, our $50.0 million in 2018B Unsecured Notes will mature on June 28, 2023, our $116.5 million in 2019A Unsecured Notes will mature on April 30, 2024 and our $200.0 million in 2021A Unsecured Notes will mature on January 29, 2026. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
     If the fair value of our assets declines substantially, we may fail to satisfy the asset coverage ratios imposed upon us by the 1940 Act and contained in the Holdings Credit Facility, the NMFC Credit Facility, DB Credit Facility, NMNLC Credit Facility II, Unsecured Notes and the Convertible Notes. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under our credit facilities and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations, or reapply for SBIC licenses. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future credit facilities. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.
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
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with cretain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits certain "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than our securities) from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by any affiliate of the Investment Adviser, or entering into joint arrangement, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We rely on exemptive relief granted to the Investment Adviser and certain of its affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Investment Adviser may not have the opportunity to cause us to participate.
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
We have entered into a royalty-free license agreement with New Mountain Capital under which New Mountain Capital has agreed to grant us a non-exclusive, royalty-free license to use the names "New Mountain" and "New Mountain Finance", as well as the NMF logo. In addition, we reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our board of directors must monitor.

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
If we fail to operate as a BDC, our business and operating flexibility could be significantly reduced.
We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to operate as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
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
We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150.0% after each issuance of senior securities (which means we can borrow $2 for every $1 of our equity). As a result of our SEC exemptive order, we are permitted to exclude the senior securities issued by SBIC I and SBIC II from the definition of senior securities in the 150.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of certain of our senior securities may preclude us from making distributions to our stockholders. For example, our 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes and 2021A Unsecured Notes contain a covenant that prohibits us from declaring or paying a distribution to our stockholders unless we satisfy the asset coverage ratio immediately after the distribution. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

The following table summarizes our indebtedness as of December 31, 2021:

Borrowing	Maturity Date	Permitted Borrowing	Total Outstanding
		(in millions)	(in millions)
Holdings Credit Facility	April 20, 2026	$730.0	$545.3
NMFC Credit Facility(1)	June 4, 2026	198.5	127.2
DB Credit Facility	March 25, 2026	280.0	226.3
Unsecured Management Company Revolver	December 31, 2024	50.0	—
NMNLC Credit Facility II	February 25, 2023	20.0	15.2
Convertible Notes	August 15, 2023	N/A	201.2
2017A Unsecured Notes	July 15, 2022	N/A	55.0
2018A Unsecured Notes	January 30, 2023	N/A	90.0
2018B Unsecured Notes	June 28, 2023	N/A	50.0
2019A Unsecured Notes	April 30, 2024	N/A	116.5
2021A Unsecured Notes	January 29, 2026	N/A	200.0
SBA-guaranteed debentures	Beginning March 1, 2025	N/A	300.0
			$1,926.7

(1)Under the NMFC Credit Facility, we may borrow in United States dollars or certain other permitted currencies. As of December 31, 2021, we had borrowings denominated in British Pound Sterling ("GBP") of £16.4 million that has been converted to U.S. dollars.
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
Special tax issues regarding below investment grade securities
We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to preserve our status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. Our portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as stockholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to make available to ourselves new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and board of directors and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation or stockholder activism.
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
The SBCA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to 150.0% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein. On April 12, 2018, our board of directors, including a "required majority" (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, and recommended the submission of a proposal for stockholders to approve the application of the 150.0% minimum asset coverage ratio to us at a special meeting of stockholders, which was held on June 8, 2018. The stockholder proposal was approved by the required votes of our stockholders at such special meeting of stockholders, and thus we became subject to the 150.0% minimum asset coverage ratio on June 9, 2018. Changing the asset coverage ratio permits us to double our leverage, which results in increased leverage risk and increased expenses.
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
If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.
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
We and our service providers are currently impacted by restrictions being enacted by governments and private entities in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.
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
Companies in which we invest could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or an economic downturn. As a result, companies which we expect to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of our investment strategy will depend, in part, on the ability to restructure and effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that any person (including us) will be able to successfully identify and implement such restructuring programs and improvements.
Although the Investment Adviser’s investment strategy includes a focus on tight control of risk, there can be no assurance that the various risks of an investment will be successfully controlled or that losses can be avoided.
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
•may be targets of cybersecurity or other technological risks;
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
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2021, our investments in the software and the business services industries represented approximately 24.6% and 16.2%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
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
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments. We expect that certain of our investments will take the form of unfunded commitments that we will be contractually obligated to fund on the demand of a borrower or other counterparty. We will not be able to control when, or if, these unfunded debt commitments are funded.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to, among other things, (i) increase or maintain in whole or in part our equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources. If we fail to make follow-on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized, we could miss an opportunity for us to increase our participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to qualify for or maintain our RIC status.

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
We do not have influence over the day-to-day management of portfolio companies or their retention of effective personnel.
Each portfolio company's day‑to‑day operations are the responsibility of such portfolio company's management team. Although the Investment Adviser is responsible for monitoring the performance of each portfolio investment, there can be no assurance that the existing management team, or any successor thereto, will be able to successfully operate the portfolio company in accordance with our plans and objectives. The success of each portfolio company depends in substantial part upon the skill and expertise of each portfolio company's management team. Additionally, portfolio companies will need to attract, retain and develop executives and members of their management teams. The market for executive talent is, notwithstanding general unemployment levels or developments within a particular industry, extremely competitive. There can be no assurance that portfolio companies will be able to attract, develop, integrate and retain suitable members of its management team and, as a result, such investment and we may be adversely affected thereby.
Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic, and may be unable to repay its debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
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
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, subject to qualification for or maintenance of our RIC status, we will generally reinvest these proceeds in temporary investments, pending our future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
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
Risks Relating to Due Diligence of and Conduct at Portfolio Companies
Before making portfolio investments, the Investment Adviser typically conducts due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each portfolio investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social, governance and legal issues. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third‑party investigations. The due diligence investigation that the Investment Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the portfolio investment being successful. There can be no assurance that attempts to provide downside protection with respect to portfolio investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the portfolio investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any portfolio company or any of its affiliates, we may suffer a partial or total loss of capital invested in that portfolio company. An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio company or the seller. Such inaccuracy or incompleteness may adversely affect the value of our securities and/or instruments in such portfolio company. We rely upon the accuracy and completeness of representations made by portfolio companies and/or their former owners in the due diligence process to the extent reasonable when it makes our investments, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio companies to varying degrees depending on the type of investment. For example, certain asset management, finance, administrative and other similar functions may be outsourced to a third‑party service provider whose fees and expenses will be borne by such portfolio company or us and will not offset the management fee. Such involvement of third‑party advisors or consultants may present a number of risks primarily relating to the Investment Adviser's reduced control of the functions that are outsourced. In addition, if the Investment Adviser is unable to timely engage third‑party providers, their ability to evaluate and acquire more complex targets could be adversely affected.
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
The 1940 Act generally requires that 70.0% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, we may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in foreign companies could expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.
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
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Prior to December 31, 2021, we typically used LIBOR as a reference rate in floating-rate loans extended to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR, including with respect to loans that mature after LIBOR is no longer available. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.
Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates ("IBORs"). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.
On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement benchmark rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. In addition, while the majority of our LIBOR-

linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, to still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.
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
These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. The Holdings Credit Facility, the NMFC Credit Facility, NMNLC Credit Facility II, the DB Credit Facility and the Unsecured Notes also include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility and the Unsecured Notes also include change of control provisions that accelerate the indebtedness (or require prepayment of such indebtedness) under these agreements in the event of certain change of control events.
Shares of our common stock have traded at a discount from net asset value and may do so in the future.
Shares of BDCs have frequently traded at a market price that is less than the net asset value that is attributable to those shares. For example, as a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock has at times traded below our net asset value per share since our IPO on May 19, 2011. Our shares could once again trade at a discount to net asset value. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below our net asset value, we will generally not be able to issue additional shares of our common stock without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.
You may not receive distributions or our distributions may decline or may not grow over time.
None of us, the Investment Adviser or their respective affiliates can provide any assurance whatsoever that we will be successful in choosing, making and realizing investments in any particular portfolio company or portfolio companies. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. While we expect to make regular distributions of income, there can be no assurance that any stockholder will receive any distribution from us. Partial or complete sales, transfers or other dispositions of portfolio investments which may result in a return of capital or the realization of gains, if any, are generally not expected to occur for a number of years after an investment is made. Accordingly, an investment in us should only be considered by persons for whom a speculative, illiquid and long‑term investment is an appropriate component of a larger investment program and who can afford a loss of their entire investment.
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of our affiliates, including NMF SLF Inc. and New Mountain Guardian III BDC, LLC. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
We are generally not permitted to invest in any portfolio company in which New Mountain Capital or any of its affiliates currently have an investment or to make any co‑investments with New Mountain Capital or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to previously obtained exemptive orders. This may adversely affect the pace at which we make investments.
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
We do not currently have any plans to issue preferred stock. However, to the extent that we do issue preferred stock in the future, we cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 1633 Broadway, 48th Floor, New York, New York 10019, where we occupy our office space pursuant to our Administration Agreement with the Administrator. The office space is shared with our Investment Adviser, our Administrator and New Mountain Capital. We believe that our current office facilities are suitable and adequate for our business as currently conducted.
Item 3.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threated against us as of December 31, 2021. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Distributions
New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of our common stock, the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and the quarterly distributions per share for each fiscal quarter for the years ended December 31, 2021 and December 31, 2020.

		Closing Sales Price (2)
Fiscal Year Ended	NAV Per Share (1)	High	Low	Premium (Discount) of High Closing Sales Price to NAV (3)	Premium (Discount) of Low Closing Sales Price to NAV (3)	Declared Distributions Per Share (4)(5)
December 31, 2021
Fourth Quarter	$13.49	$14.07	$13.14	4.30%	(2.59)%	$0.30
Third Quarter	$13.26	$13.65	$12.83	2.94%	(3.24)%	$0.30
Second Quarter	$13.33	$13.68	$12.55	2.63%	(5.85)%	$0.30
First Quarter	$12.85	$13.39	$11.36	4.20%	(11.60)%	$0.30
December 31, 2020
Fourth Quarter	$12.62	$12.16	$9.07	(3.65)%	(28.13)%	$0.30
Third Quarter	$12.24	$10.61	$8.81	(13.32)%	(28.02)%	$0.30
Second Quarter	$11.63	$10.45	$5.02	(10.15)%	(56.84)%	$0.30
First Quarter	$11.14	$14.44	$5.15	29.62%	(53.77)%	$0.34

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
As of February 24, 2022, we had twelve stockholders of record and one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on May 19, 2011, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of February 24, 2022, our shares of common stock traded at a discount of approximately 1.3% of the NAV attributable to those shares as of December 31, 2021. It is not possible to predict whether the shares offered hereby will trade at, above, or below NAV.
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
If the price at which newly issued shares are to be credited to stockholders' accounts is less than 110.0% of the last determined NAV of the shares, we will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of our common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. See Item 8.—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies for discussion on our distributions policy in this Annual Report on Form 10-K for additional information.
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of equity securities during the year ended December 31, 2021.

Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2021, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 167,473 shares of our common stock for $2.2 million in the open market in order to satisfy the reinvestment portion of our distribution.
The following table outlines purchases by our dividend reinvestment administrator of our common stock for this purpose during the year ended December 31, 2021.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2021	—	$—	—	$—
February 2021	—	—	—	—
March 2021	—	—	—	—
April 2021	88,931	12.66	—	—
May 2021	—	—	—	—
June 2021	—	—	—	—
July 2021	—	—	—	—
August 2021	—	—	—	—
September 2021	—	—	—	—
October 2021	78,542	13.47	—	—
November 2021	—	—	—	—
December 2021	—	—	—	—
Total	167,473	$13.04	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2021, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2022 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the year ended December 31, 2021.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2021. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

Comparison of Cumulative Total Return Among NMFC, S&P 500 TR and Russell 2000 TR

$460
$440
$420
$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
05/20/11
08/31/11
12/30/11
04/30/12
08/31/12
12/31/12
04/30/13
08/30/13
12/31/13
04/30/14
08/29/14
12/31/14
04/30/15
08/31/15
12/31/15
04/29/16
08/31/16
12/30/16
04/28/17
08/31/17
12/29/17
04/30/18
08/31/18
12/31/18
04/30/19
08/30/19
12/31/19
04/30/20
08/31/20
12/31/20
04/30/21
08/31/21
12/31/21
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A	(1)
Offering expenses borne by us (as a percentage of offering price)	N/A	(2)
Dividend reinvestment plan expenses (per sales transaction fee)	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock)
Base management fees	4.01%	(4)
Incentive fees payable under the Investment Management Agreement	2.25%	(5)
Interest payments on borrowed funds	4.85%	(6)
Other expenses	0.73%	(7)
Acquired fund fees and expenses	1.15%	(8)
Total annual expenses	12.99%	(9)
Base management fee waiver	(0.99)%	(10)
Incentive fee waiver	—%	(11)
Total annual expenses after the base management fee waiver	12.00%	(9)(10)

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
(4)The base management fee as of November 1, 2021 pursuant to Amendment No. 1 to the Investment Management Agreement is based on an annual rate of 1.4% of our average gross assets for the two most recent quarters, which equals our total assets on the Consolidated Statements of Assets and Liabilities less cash and cash equivalents. Prior to November 1, 2021, pursuant to the Investment Management Agreement, the base management fee was calculated at an annual rate of 1.75% of our average gross assets for the two most recent quarters less (i) the borrowings under the New Mountain SPV Funding LLC Loan and Security Agreement, as amended and restated, dated October 27, 2020 (the "SLF Credit Facility") and (ii) cash and cash equivalents. We have not invested, and currently do not invest, in derivatives. To the extent we invest in derivatives in the future, we will use the actual value of the derivatives, as reported on our Consolidated Statements of Assets and Liabilities, for purposes of calculating our base management fee. The base management fee reflected in the table above is based on the year ended December 31, 2021 and is calculated without deducting any management fees waived.
(5)Assumes that annual incentive fees earned by the Investment Adviser remain consistent with the gross incentive fees earned by the Investment Adviser during the year ended December 31, 2021 and calculated without deducting any incentive fees waived. As of December 31, 2021, we did not have a capital gains incentive fee accrual. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Management Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2021. For more detailed information about the incentive fee calculations, see Item 1 — Business — Investment Management Agreement in this Annual Report on Form 10-K.
(6)We may borrow funds from time to time to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if the economic situation is otherwise conducive to doing so. The costs associated with these borrowings are indirectly borne by our stockholders. As of December 31, 2021, we had $545.3 million, $127.2 million, $226.3 million, $201.2 million, $511.5 million, $300.0 million and $15.2 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Convertible Notes, the Unsecured Notes, the SBA-guaranteed debentures and the NMNLC Credit Facility II, respectively. Under the NMFC Credit Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, we had borrowings denominated in British Pound Sterling ("GBP") of £16.4 million that has been converted to United States dollars. For purposes of this calculation, we have assumed the December 31, 2021 amounts outstanding under the Holdings Credit Facility, NMFC Credit Facility, DB Credit Facility, Convertible Notes, Unsecured Notes, SBA-guaranteed debentures and NMNLC Credit Facility II, and have computed interest expense using an assumed interest rate of 2.0% for the Holdings Credit Facility, 2.2% for the NMFC Credit Facility, 2.8% for the DB Credit Facility, 5.8% for the Convertible Notes, 4.7% for the Unsecured Notes, 2.7% for the SBA-guaranteed debentures and 3.1% for the NMNLC Credit Facility II, which were the rates payable as of December 31, 2021. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K.
(7)"Other expenses" include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. Pursuant to the Administration Agreement, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. This expense ratio is calculated without deducting any expenses waived or reimbursed by the Administrator. For the year ended December 31, 2021, the indirect administrative expenses that our Administrator did not waive of approximately $2.6 million represented approximately 0.08% of our gross assets. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.
(8)The holders of shares of our common stock indirectly bear the expenses of our investment in NMFC Senior Loan Program III ("SLP III") and NMFC Senior Loan Program IV ("SLP IV"). As SLP III and SLP IV are structured as private joint ventures, no management fees are paid by SLP III and SLP IV. Future expenses for SLP III and SLP IV may be substantially higher or lower because certain expenses may fluctuate over time.
(9)The holders of shares of our common stock indirectly bear the cost associated with our annual expenses.
(10)Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2022, the Investment Adviser entered into a fee waiver agreement (the “Fee Waiver Agreement”) pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”) as opposed to our then-current (i.e, prior to Amendment No. 1) base management fee of 1.75% on gross assets less the borrowings under the SLF Credit Facility and less cash and cash equivalents. On November 2, 2021, the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ended December 31, 2023, rather than the quarter ended December 31, 2022. If, for any quarterly period during the term of the Fee Waiver Agreement, the Reduced Base Management Fee would be greater than the base management fee calculated under the terms of the Investment Management Agreement, as amended by Amendment No. 1 (i.e., 1.4% of our gross assets), the Investment Adviser shall only be entitled to the lesser of those two amounts. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. The base management fee waiver reflected in the table above is based on the base management fees waived during the year ended December 31, 2021. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return without realization of any capital gains	$107	$302	$474	$816
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return completely in the form of net realized capital gains	$116	$325	$504	$851
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

Financial Highlights
The following information sets forth NMFC's financial highlights for the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per share data(1):
Net asset value at the beginning of the period	$12.62	$13.26	$13.22	$13.63	$13.46
Net investment income	1.21	1.20	1.37	1.39	1.38
Net realized and unrealized (losses) gains(2)	0.86	(0.60)	0.03	(0.44)	0.15
Total net increase	2.07	0.60	1.40	0.95	1.53
Distributions declared to stockholders from net investment income	(1.20)	(1.24)	(1.36)	(1.36)	(1.36)
Net asset value at the end of the period	$13.49	$12.62	$13.26	$13.22	$13.63
Per share market value at the end of the period	$13.70	$11.36	$13.74	$12.58	$13.55
Total return based on market value(3)	31.91%	(5.24)%	20.45%	2.70%	5.54%
Total return based on net asset value(4)	16.97%	5.52%	10.90%	7.16%	11.77%
Shares outstanding at end of period	97,907,441	96,827,342	96,827,342	76,106,372	75,935,093
Average weighted shares outstanding for the period	96,952,959	96,827,342	85,209,378	76,022,375	74,171,268
Average net assets for the period	$1,261,338	$1,168,043	$1,154,615	$1,026,313	$1,011,562
Ratio to average net assets:
Net investment income	9.32%	10.05%	10.15%	10.33%	10.10%
Total expenses, before waivers/reimbursements	13.11%	14.56%	14.87%	12.90%	10.23%
Total expenses, net of waivers/reimbursements	12.05%	13.39%	13.80%	12.22%	9.45%
Average debt outstanding—Holdings Credit Facility	$478,016	$526,645	$598,129	$384,433	$345,174
Average debt outstanding—Convertible Notes	201,250	201,250	234,332	197,058	155,250
Average debt outstanding—SBA-guaranteed debentures	300,000	285,852	179,408	158,471	132,572
Average debt outstanding—Unsecured Notes	516,611	453,250	414,949	266,296	117,877
Average debt outstanding—NMFC Credit Facility(5)	132,685	155,497	105,533	117,719	54,853
Average debt outstanding—DB Credit Facility(6)	209,307	233,649	113,967	49,833	—
Average debt outstanding—NMNLC Credit Facility(7)	—	—	1,471	3,570	—
Average debt outstanding—NMNLC Credit Facility II(8)	3,501	—	—	—	—
Asset coverage ratio(9)	181.21%	180.68%	173.98%	181.37%	240.76%
Portfolio turnover	35.33%	15.43%	11.58%	36.75%	41.98%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017 were $(0.01), $0.00, $0.08, $0.00 and $0.05, respectively.
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
(5)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in GBP of £16,400 that has been converted to U.S. dollars.
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
(8)For the year ended December 31, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to December 31, 2021.
(9)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

The following information sets forth NMFC's financial highlights for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Per share data(1):
Net asset value at the beginning of the period	$13.08	$13.83	$14.38	$14.06	$13.60
Net investment income	1.36	1.38	1.10	—	—
Net realized and unrealized gains (losses)(2)	0.38	(0.77)	(0.80)	—	—
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(3)	—	—	0.44	1.45	1.33
Net realized and unrealized gains (losses)(2)(3)	—	—	0.19	0.35	0.84
Total net increase	1.74	0.61	0.93	1.80	2.17
Dividends declared to stockholders from net investment income	(1.36)	(1.36)	(1.36)	(1.45)	(1.28)
Dividends declared to stockholders from net realized gains	—	—	(0.12)	(0.03)	(0.43)
Net asset value at the end of the period	$13.46	$13.08	$13.83	$14.38	$14.06
Per share market value the end of the period	$14.10	$13.02	$14.94	$15.04	$14.90
Total return based on market value(4)	19.68%	(4.00)%	9.66%	11.62%	24.84%
Total return based on net asset value(5)	13.98%	4.32%	6.56%	13.27%	16.61%
Shares outstanding at end of period	69,717,814	64,005,387	57,997,890	45,224,755	24,326,251
Average weighted shares outstanding for the period	64,918,191	59,715,290	51,846,164	35,092,722	14,860,838
Average net assets for the period	$863,193	$832,805	$749,732	$502,822	$196,312
Ratio to average net assets(6):
Net investment income	10.21%	9.91%	10.68%	10.10%	9.53%
Total expenses, before waivers/reimbursements	9.91%	9.28%	7.65%	8.53%	9.61%
Total expenses, net of waivers/reimbursements	9.27%	8.57%	7.41%	8.13%	8.55%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012 were $0.02, $0.06, $0.05, $0.04, and $0.03 respectively.
(3)For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.
(4)Total return is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company's dividend reinvestment plan. Total return does not reflect sales load.
(5)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(6)Ratio to average net assets for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the year ended December 31, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company's net investment income and expenses. For the years ended December 31, 2013 and December 31, 2012, the Company is reflecting its proportionate share of the Predecessor Operating Company's net investment income and expenses.

The following information sets forth the financial highlights for NMFC for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 and NMF Holdings for the years ended December 31, 2013 and December 31, 2012.

	NMFC Year Ended December 31,			NMF Holdings Year Ended December 31,
	2016	2015	2014	2013	2012
Average debt outstanding—Holdings Credit Facility(1)	$341,055	$394,945	$243,693	$184,124	$133,600
Average debt outstanding—SLF Credit Facility(2)	—	—	208,377	214,317	181,395
Average debt outstanding—Convertible Notes(3)	125,227	115,000	115,000	—	—
Average debt outstanding—SBA-guaranteed debentures(4)	119,819	71,921	29,167	—	—
Average debt outstanding—NMFC Credit Facility(5)	66,876	60,477	11,227	—	—
Average debt outstanding—Unsecured Notes(6)	65,500	—	—	—	—
Asset coverage ratio(7)	259.34%	234.05%	226.70%	257.73%	235.31%
Portfolio turnover(8)	36.07%	33.93%	29.51%	40.52%	52.02%

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
(6)For the year ended December 31, 2016, average debt outstanding represents the period form May 6, 2016 (issuance of the 2016 Unsecured Notes) to December 31, 2016. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings in this Annual Report on Form 10-K for details.
(7)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
(8)For the year ended December 31, 2014, portfolio turnover represents the investment activity of the Predecessor Operating Company and the Company.

The following table sets forth selected financial and other data for NMF Holdings when it was the Predecessor Operating Company for the years ended December 31, 2013 and December 31, 2012.

	Year Ended December 31,
	2013	2012
Total return based on net asset value(1)	13.27%	16.61%
Average net assets for the period	$630,156	$474,561
Ratio to average net assets:
Net investment income	10.10%	9.53%
Total expenses (gross)	8.64%	9.07%
Total expenses (net of reimbursable expenses)	8.13%	8.55%
Net assets, end of year	$688,516	$569,939
Average debt outstanding—Holdings Credit Facility	$184,124	$133,600
Average debt outstanding—SLF Credit Facility	$214,317	$181,395
Weighted average common membership units outstanding for the year	44,021,920	34,011,738
Asset coverage ratio	257.73%	235.31%
Portfolio turnover	40.52%	52.02%

(1)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the respective year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.

Item 6.    Selected Financial Data
The selected consolidated financial data for NMFC should be read in conjunction with the respective consolidated financial statements and related consolidated notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Financial information for the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012 has been derived from the Predecessor Operating Company and our consolidated financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.

(in thousands except shares and per share data)

	Year Ended December 31,
	2021	2020	2019	2018	2017
Consolidated Statement of Operations Data:
Investment income	$270,959	$273,711	$276,507	$231,465	$197,806
Net expenses	152,119	156,367	159,354	125,433	95,602
Net investment income	118,840	117,344	117,153	106,032	102,204
Net realized (losses) gains on investments, New Mountain Net Lease Corporation ("NMNLC") and foreign currency	(3,849)	(2,802)	890	(9,657)	(39,734)
Net change in unrealized (depreciation) appreciation of investments, NMNLC and foreign currency	92,305	(53,718)	(3,488)	(22,206)	50,794
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	(2,086)	(1,704)	(4,006)
Benefit (provision) for taxes	(114)	1,013	94	(112)	140
Less: Net increase in net assets resulting from operations related to non-controlling interest in NMNLC	(5,783)	(3,364)	—	—	—
Net increase in net assets resulting from operations	201,399	58,473	112,563	72,353	109,398
Per share data:
Net asset value	$13.49	$12.62	$13.26	$13.22	$13.63
Net increase in net assets resulting from operations (basic)	2.08	0.60	1.32	0.95	1.47
Net increase in net assets resulting from operations (diluted)(1)	1.91	0.60	1.22	0.91	1.38
Distributions declared	1.20	1.24	1.36	1.36	1.36
Consolidated Statement of Assets and Liabilities data:
Total assets	$3,295,812	$3,097,519	$3,266,055	$2,448,666	$1,928,018
Holdings Credit Facility	545,263	450,163	661,563	512,563	312,363
Unsecured Notes	511,500	453,250	453,250	336,750	145,000
Convertible Notes	201,417	201,520	201,623	270,301	155,412
SBA-guaranteed debentures	300,000	300,000	225,000	165,000	150,000
NMFC Credit Facility(2)	127,192	165,500	188,500	60,000	122,500
DB Credit Facility	226,300	244,000	230,000	57,000	—
NMNLC Credit Facility II	15,200	—	—	—	—
Total net assets	1,321,245	1,221,875	1,283,468	1,006,269	1,034,975
Other data:
Total return based on market value(3)	31.91%	(5.24)%	20.45%	2.70%	5.54%
Total return based on net asset value(4)	16.97%	5.52%	10.90%	7.16%	11.77%
Number of portfolio companies at period end	106	104	114	92	84
Total new investments for the period	$1,134,919	$457,864	$1,105,301	$1,321,559	$999,677
Investment sales and repayments for the period	$1,066,740	$641,776	$328,146	$802,964	$767,360
Weighted average YTM at Cost on debt portfolio at period end (unaudited)(5)	9.1%	8.6%	9.5%	10.4%	10.9%
Weighted average YTM at Cost for Investments at period end (unaudited)(5)	8.4%	8.0%	9.5%	10.4%	10.9%
Weighted average shares outstanding for the period (basic)	96,952,959	96,827,342	85,209,378	76,022,375	74,171,268
Weighted average shares outstanding for the period (diluted)	110,210,545	110,084,927	100,464,045	88,627,741	83,995,395
Portfolio turnover	35.33%	15.43%	11.58%	36.75%	41.98%

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2020, there was anti-dilution. For the years ended December 31, 2021, December 31, 2019, December 31, 2018 and December 31, 2017, there was no anti-dilution.
(2)Under the NMFC Credit Facility, we may borrow in United States ("U.S.") dollars or certain other permitted currencies. As of December 31, 2021, we had borrowings denominated in British Pound Sterling ("GBP") of £16,400 that has been converted to U.S. dollars.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Investment income	$168,084	$153,855	$91,923	$—	$—
Investment income allocated from NMF Holdings	—	—	43,678	90,876	37,511
Net expenses	79,976	71,360	34,727	—	—
Net expenses allocated from NMF Holdings	—	—	20,808	40,355	17,719
Net investment income	88,108	82,495	80,066	50,521	19,792
Net realized (losses) gains on investments and New Mountain Net Lease Corporation ("NMNLC")	(16,717)	(12,789)	357	—	—
Net realized and unrealized gains (losses) allocated from NMF Holdings	—	—	9,508	11,443	12,087
Net change in unrealized (depreciation) appreciation of investments and NMNLC	40,131	(35,272)	(43,863)	—	—
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(486)	(296)	—	—	—
Net change in unrealized (depreciation) appreciation of investment in NMF Holdings	—	—	—	(44)	(95)
Benefit (provision) for taxes	642	(1,183)	(493)	—	—
Net increase in net assets resulting from operations	111,678	32,955	45,575	61,920	31,784
Per share data:
Net asset value	$13.46	$13.08	$13.83	$14.38	$14.06
Net increase in net assets resulting from operations (basic)	1.72	0.55	0.88	1.76	2.14
Net increase in net assets resulting from operations (diluted)(1)	1.60	0.55	0.86	1.76	2.14
Distributions declared(2)	1.36	1.36	1.48	1.48	1.71
Consolidated Statement of Assets and Liabilities data:
Total assets(3)	$1,656,018	$1,588,146	$1,500,868	$650,107	$345,331
Holdings Credit Facility	333,513	419,313	468,108	N/A	N/A
Unsecured Notes	90,000	—	—	N/A	N/A
Convertible Notes	155,523	115,000	115,000	N/A	N/A
SBA-guaranteed debentures	121,745	117,745	37,500	N/A	N/A
NMFC Credit Facility	10,000	90,000	50,000	N/A	N/A
Total net assets	938,562	836,908	802,170	650,107	341,926
Other data:
Total return based on market value(4)	19.68%	(4.00)%	9.66%	11.62%	24.84%
Total return based on net asset value(5)	13.98%	4.32%	6.56%	13.27%	16.61%
Number of portfolio companies at period end	78	75	71	N/A	N/A
Total new investments for the period(6)	$558,068	$612,737	$720,871	N/A	N/A
Investment sales and repayments for the period(6)	$547,078	$483,936	$384,568	N/A	N/A
Weighted average YTM at Cost on debt portfolio at period end (unaudited)(7)	11.1%	10.7%	10.7%	N/A	N/A
Weighted average YTM at Cost for Investments at period end (unaudited)(7)	10.5%	N/A	N/A	N/A	N/A
Weighted average shares outstanding for the period (basic)	64,918,191	59,715,290	51,846,164	35,092,722	14,860,838
Weighted average shares outstanding for the period (diluted)	72,863,387	66,968,089	56,157,835	35,092,722	14,860,838
Portfolio turnover	36.07%	33.93%	29.51%	N/A	N/A

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2015, there was anti-dilution. For the years ended December 31, 2016 and December 31, 2014, there was no anti-dilution. For the years ended December 31, 2013 and December 31, 2012, due to reflecting earnings for the full year of operations of the Predecessor Operating Company assuming 100.0% NMFC ownership of the Predecessor Operating Company and assuming all of New Mountain Finance AIV Holdings Corporation's ("AIV Holdings") units in the Predecessor Operating Company were exchanged for public shares of NMFC during the years then ended, the earnings per share would be $1.79 and $2.18, respectively.
(2)Distributions declared in the year ended December 31, 2014 include a $0.12 per share special dividend related to realized capital gains attributable to NMF Holdings' warrant investments in Learning Care Group (US), Inc. Distributions declared in the year ended December 31, 2013 include a $0.12 per share special dividend related to a distribution received attributable to NMF Holdings' investment in YP Equity Investors LLC. Distributions declared in the year ended December 31, 2012 include a $0.23 per share special dividend related to estimated realized capital gains attributable to NMF Holdings' investments in Lawson Software, Inc. and Infor LuxBond Company and a $0.14 per share special dividend intended to minimize to the greatest extent possible NMFC's U.S. federal income or excise tax liability.
(3)On January 1, 2016, we adopted Accounting Standards Update No. 2015-03, Interest — Imputation of Interest Subtopic 835-30 — Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). Upon adoption, we revised our presentation of deferred financing costs from an asset to a liability, which is a direct deduction to our debt on the Consolidated Statements of Assets and Liabilities. In addition, as of December 31, 2015 and December 31, 2014, we retrospectively revised our presentation of $14.0 million and $14.1 million, respectively, of deferred financing costs that were previously presented as an asset, which resulted in a decrease to total assets and total liabilities as of December 31, 2015 and December 31, 2014. For the years ended December 31, 2013 and December 31, 2012, NMFC was a holding company with no direct operations of its own and its sole asset was its ownership in the Predecessor Operating Company and, as such, ASU 2015-03 did not apply to NMFC.
(4)Total return is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the respective period ends. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under our dividend reinvestment plan. Total return does not reflect sales load.
(5)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.
(6)For the year ended December 31, 2014, amounts include our investment activity and the investment activity of the Predecessor Operating Company.
(7)The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at the adjusted cost on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the LIBOR curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors. Adjusted cost reflects the cost for post-IPO investments in accordance with GAAP and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date).

As of May 8, 2014, NMFC assumed all operating activities previously undertaken by NMF Holdings. The following table sets forth selected financial and other data for NMF Holdings when it was the Predecessor Operating Company.
(in thousands except units and per unit data)

	Year Ended December 31,
New Mountain Finance Holdings, L.L.C.	2013	2012
Statement of Operations Data
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

(1)Distributions declared in the year ended December 31, 2013 include a $0.12 per unit special dividend related to a distribution received attributable to NMF Holdings' investment in YP Equity Investors LLC. Distributions declared in the year ended December 31, 2012 include a $0.23 per unit special dividend related to estimated realized capital gains attributable to NMF Holdings' investments in Lawson Software, Inc. and Infor Lux Bond Company and a $0.14 per unit special dividend intended to minimize to the greatest extent possible NMFC's U.S. federal income or excise tax liability. Actual cash payments on the distributions declared to AIV Holdings only, for the quarters ended March 31, 2012, June 30, 2012, December 31, 2012 and March 31, 2013, were made on April 4, 2012, July 9, 2012, January 7, 2013 and April 5, 2013 respectively.
(2)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the respective period ends. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.
(3)The weighted average Yield to Maturity at Cost calculation assumes that all investments not on non-accrual are purchased at the adjusted cost on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity. Adjusted cost reflects the GAAP cost for post-IPO investments and a stepped up cost basis of pre-IPO investments (assuming a step-up to fair market value occurred on the IPO date).
(4)The weighted average Yield to Maturity calculation assumes that all investments not on non-accrual are purchased at fair value on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity. The weighted average Yield to Maturity was not calculated subsequent to December 31, 2013.

Senior Securities
Information about our senior securities as of December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014 and information about NMF Holdings' senior securities as of December 31, 2013 and 2012 are shown in the following table. The report of Deloitte & Touche LLP, an independent registered public accounting firm, on the senior securities table as of December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012 is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year (1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit (3)	Involuntary Liquidating Preference Per Unit (4)	Average Market Value Per Unit (5)
December 31, 2021
Holdings Credit Facility	$545.3	$1,812	—	N/A
2018 Convertible Notes	201.2	1,812	—	N/A
Unsecured Notes	511.5	1,812	—	N/A
NMFC Credit Facility(6)	127.2	1,812	—	N/A
DB Credit Facility	226.3	1,812	—	N/A
NMNLC Credit Facility II	15.2	1,812	—	N/A
December 31, 2020
Holdings Credit Facility	450.2	1,807	—	N/A
2018 Convertible Notes	201.2	1,807	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,807	—	N/A
5.75% Unsecured Notes	51.8	1,807	—	$24.50
NMFC Credit Facility	165.5	1,807	—	N/A
DB Credit Facility	244.0	1,807	—	N/A
December 31, 2019
Holdings Credit Facility	661.6	1,740	—	N/A
2018 Convertible Notes	201.2	1,740	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,740	—	N/A
5.75% Unsecured Notes	51.8	1,740	—	$25.60
NMFC Credit Facility	188.5	1,740	—	N/A
DB Credit Facility	230.0	1,740	—	N/A
December 31, 2018
Holdings Credit Facility	512.6	1,814	—	N/A
2014 Convertible Notes	155.3	1,814	—	N/A
2018 Convertible Notes	115.0	1,814	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	285.0	1,814	—	N/A
5.75% Unsecured Notes	51.8	1,814	—	$24.70
NMFC Credit Facility	60.0	1,814	—	N/A
DB Credit Facility	57.0	1,814	—	N/A
December 31, 2017
Holdings Credit Facility	312.4	2,408	—	N/A
2014 Convertible Notes	155.3	2,408	—	N/A
Unsecured Notes	145.0	2,408	—	N/A
NMFC Credit Facility	122.5	2,408	—	N/A
December 31, 2016
Holdings Credit Facility	333.5	2,593	—	N/A
2014 Convertible Notes	155.3	2,593	—	N/A
Unsecured Notes	90.0	2,593	—	N/A
NMFC Credit Facility	10.0	2,593	—	N/A

December 31, 2015
Holdings Credit Facility	$419.3	$2,341	—	N/A
2014 Convertible Notes	115.0	2,341	—	N/A
NMFC Credit Facility	90.0	2,341	—	N/A
December 31, 2014
Holdings Credit Facility	468.1	2,267	—	N/A
2014 Convertible Notes	115.0	2,267	—	N/A
NMFC Credit Facility	50.0	2,267	—	N/A
December 31, 2013
Holdings Credit Facility	221.8	2,577	—	N/A
SLF Credit Facility	214.7	2,577	—	N/A
December 31, 2012
Holdings Credit Facility	206.9	2,353	—	N/A
SLF Credit Facility	214.3	2,353	—	N/A

(1)We have excluded our SBA-guaranteed debentures from this table as a result of the SEC exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150.0% asset coverage ratio we are required to maintain under the 1940 Act. At December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014, we had $300.0 million, $300.0 million, $225.0 million, $165.0 million, $150.0 million, $121.7 million, $117.7 million and $37.5 million, respectively, in SBA-guaranteed debentures outstanding. At December 31, 2013 and December 31, 2012, we had no outstanding SBA-guaranteed debentures. Total asset coverage per unit including the SBA-guaranteed debentures as of December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 is $1,686, $1,673, $1,655, $1,718, $2,169, $2,320, $2,128 and $2,196, respectively, and unchanged for the prior years.
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
(5)Not applicable for any of the senior securities (except the 5.75% Unsecured Notes) as they were not registered for public trading. For the 5.75% Unsecured Notes, the amounts represent the average of the daily closing prices on the New York Stock Exchange, or the NASDAQ, as applicable, for (a) the period from September 28, 2018 (date of listing) through December 31, 2018, with respect to the year ended December 31, 2018, (b) the entire 2019 fiscal year, with respect to the year ended December 31, 2019 (c) the entire 2020 fiscal year, with respect to the year ended December 31, 2020. On March 8, 2021, the 5.75% Unsecured Notes were redeemed.
(6)Under the NMFC Credit Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, we had borrowings denominated in GBP of £16.4 million that has been converted to U.S. dollars.

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

Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Since our IPO, and through December 31, 2021, we raised approximately $905.6 million in net proceeds from additional offerings of our common stock.
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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID"), NMF YP Holdings Inc. ("NMF YP"), NMF Permian Holdings LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.

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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2021, our top five industry concentrations were software, business services, healthcare services, investment funds (which includes our investments in our joint ventures) and education.
As of December 31, 2021, our net asset value was approximately $1,321.2 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,174.4 million in 106 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 9.1% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 8.4%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On February 9, 2022, our board of directors appointed Joseph Hartswell as Chief Compliance Officer and Corporate Secretary, effective March 4, 2022. In connection with the foregoing, Karrie J. Jerry submitted her resignation as an officer, effective March 4, 2022.
On February 10, 2022, our board of directors appointed Laura Holson as the Chief Operating Officer, effective February 15, 2022. As a result of Ms. Holson’s promotion to our Chief Operating Officer, John R. Kline relinquished the Chief Operating Officer title, effective February 15, 2022. Mr. Kline will continue to serve as President, a member of the board of directors and co-head of the credit business overall at New Mountain Capital.
On February 23, 2022, our board of directors declared a first quarter 2022 distribution of $0.30 per share payable on March 31, 2022 to holders of record as of March 17, 2022.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of new variants such as the delta and omicron variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic resulted in a significant reduction in our net asset value from the period of March 31, 2020 through December 31, 2020, as compared to our net asset value as of December 31, 2019. As of December 31, 2021, our net asset value has experienced a recovery from that of December 31, 2020. As of December 31, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of December 31, 2021. For additional discussion on the impact of COVID-19 on our portfolio companies, see “Monitoring of Portfolio Investments”.
Critical Accounting Estimates
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
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMFDB, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB, NMF TRM, NMF Pioneer and NMF OEC and our majority-owned consolidated subsidiary, NMNLC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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

See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2021.
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue, or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2021.
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

Effective May 5, 2021, us and SkyKnight Income III, LLC ("SkyKnight Income III") entered into a Contribution Agreement in which 100% of both of our respective membership interests in SLP I were transferred and contributed to NMFC Senior Loan Program IV LLC ("SLP IV"), a Delaware limited liability company, structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha"). On May 5, 2021, SLP I entered into Amendment 1 to the First Amended and Restated Limited Liability Company Agreement (the “Amended Restated SLP I Agreement”), which admitted SLP IV as the sole member of SLP I. As of May 5, 2021, SLP I is a wholly-owned subsidiary of SLP IV.
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
See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for additional information on SLP I's portfolio as of December 31, 2020, and certain summarized financial information for SLP I as of May 4, 2021 and December 31, 2020 and for the period from January 1, 2021 through May 4, 2021 and the years ended December 31, 2020 and December 31, 2019.
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
See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for additional information on SLP II's portfolio as of December 31, 2020, and certain summarized financial information for SLP II as of May 4, 2021 and December 31, 2020 and for the period from January 1, 2021 through May 4, 2021 and the years ended December 31, 2020 and December 31, 2019.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2021, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of December 31, 2021 and December 31, 2020.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of LIBOR plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective February 13, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of December 31, 2021 and December 31, 2020, SLP III had total investments with an aggregate fair value of approximately $702.1 million and $610.0 million, respectively, and debt outstanding under its credit facility of $510.9 million and $424.2 million, respectively. As of December 31, 2021 and December 31, 2020, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2021 and December 31, 2020, SLP III had unfunded commitments in the form of delayed draws of $4.6 million and $7.8 million, respectively.

Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
First lien investments (1)	$709,517	$626,985
Weighted average interest rate on first lien investments (2)	4.50%	4.72%
Number of portfolio companies in SLP III	80	69
Largest portfolio company investment (1)	$23,489	$23,735
Total of five largest portfolio company investments (1)	$95,504	$99,159

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for additional information on SLP III's portfolio as of December 31, 2021 and December 31, 2020, and certain summarized financial information for SLP III as of December 31, 2021 and December 31, 2020 and for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2021, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of December 31, 2021.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $504.9 million and debt outstanding under its credit facility of $360.1 million. As of December 31, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $6.1 million.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2021:

(in thousands)	December 31, 2021
First lien investments (1)	$513,298
Weighted average interest rate on first lien investments (2)	4.64%
Number of portfolio companies in SLP IV	68
Largest portfolio company investment (1)	$22,215
Total of five largest portfolio company investments (1)	$99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for additional information on SLP IV's portfolio as of December 31, 2021, and certain summarized financial information for SLP IV as of December 31, 2021 and for the period from May 5, 2021 through December 31, 2021.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of December 31, 2021.

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
Below is certain summarized property information for NMNLC as of December 31, 2021:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2021
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$109,067
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	50,687
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	24,676
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	14,891
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	9,422
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,286
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,984
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,996
NM KRLN LLC	None	N/A	MD	95	244
					$229,253
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2021 and December 31, 2020, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $21.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of December 31, 2021, the SPP Agreement has a cost basis of $14.5 million and a fair value of $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2021 and December 31, 2020, we recognized PIK and non-cash interest from investments of approximately $23.3 million and $17.0 million, respectively, and PIK and non-cash dividends from investments of approximately $19.5 million and $13.4 million, respectively.
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
The following table shows the distribution of our investments and securities purchased under collateralized agreements to resell on the 1 to 4 investment rating scale at fair value as of December 31, 2021:

(in millions)	As of December 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$247.2	7.8%	$310.8	9.7%
Investment Rating 2	2,646.3	83.9%	2,745.3	85.9%
Investment Rating 3	138.6	4.4%	100.3	3.2%
Investment Rating 4	124.4	3.9%	39.4	1.2%
	$3,156.5	100.0%	$3,195.8	100.0%
As of December 31, 2021, all investments in our portfolio had an Investment Rating of 1 or 2 with the exception of seven portfolio companies that had an Investment Rating of 3 and six portfolio companies that had an Investment Rating of 4.
As of December 31, 2021, our aggregate principal amount of our first lien term loans and subordinated position in American Achievement Corporation ("AAC") was $29.1 million and $5.2 million, respectively, of which $12.6 million and $5.2 million, respectively, are on non-accrual status and the investments had a rating of 4. As of December 31, 2021, our positions in AAC on non-accrual status had an aggregate cost basis of $12.6 million, an aggregate fair value of $7.0 million and total unearned interest income of $0.6 million for the year then ended.
During the third quarter of 2021, we placed our second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status and the investment had a rating of 4. As of December 31, 2021, our second lien position in Sierra had an aggregate cost basis of $0.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the year then ended.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status and the investment had a rating of 4. As of December 31, 2021, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0 and total unearned dividend income of $5.9 million for the year then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status and the investment had a rating of 4. As of December 31, 2021, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $0.4 million and total unearned dividend income of approximately $3.0 million for the year then ended.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. Our first lien positions and our preferred and common shares in Education Management Corporation ("EDMC") have an investment rating of 4. As of December 31, 2021, our investment in EDMC, with an Investment Rating of 4 had an aggregate cost basis of $1.4 million, an aggregate fair value of $0 and total unearned interest income of $0.0 for the year then ended.
Since March 31, 2020, our investment in NM KRLN LLC had an investment rating of 4 and had an aggregate cost basis of $9.2 million and an aggregate fair value of $0.2 million.
Since December 31, 2019, our subordinated position in PPVA Black Elk (Equity) LLC had an investment rating of 4. As of December 31, 2021, our investment in this security had an aggregate cost basis of $14.5 million and an aggregate fair value of approximately $10.4 million.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual and the investment had an Investment Rating of 4. As of December 31, 2021, our investment in this security had an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $21.4 million.
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
The following table shows the Risk Rating of our portfolio companies as of December 31, 2021:

(in millions)	As of December 31, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$111.6	3.5%	$91.0	2.9%
Orange	135.7	4.3%	119.8	3.7%
Yellow	208.5	6.6%	146.6	4.6%
Green	2,700.7	85.6%	2,838.4	88.8%
	$3,156.5	100.0%	$3,195.8	100.0%

Portfolio and Investment Activity
The fair value of our investments was approximately $3,174.4 million in 106 portfolio companies at December 31, 2021 and approximately $2,953.5 million in 104 portfolio companies at December 31, 2020.
The following table shows our portfolio and investment activity for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(in millions)	2021	2020
New investments in 62 and 30 portfolio companies, respectively	$1,134.9	$457.9
Debt repayments in existing portfolio companies	857.8	388.2
Sales of securities in 13 and 19 portfolio companies, respectively	208.9	264.9
Change in unrealized appreciation on 36 and 59 portfolio companies, respectively	136.7	40.5
Change in unrealized depreciation on 92 and 57 portfolio companies, respectively	(44.3)	(94.2)

Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 15. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.

Results of Operations for the Years Ended December 31, 2021 and December 31, 2020
Results of Operations for the fiscal year ended December 31, 2019 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in NMFC's Annual Report on Form 10-K filed on February 24, 2021, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2021	2020
Total interest income	$189,581	$211,552
Total dividend income	62,347	48,405
Other income	19,031	13,754
Total investment income	$270,959	$273,711
Our total investment income decreased by approximately $2.8 million, or (1)%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For the year ended December 31, 2021, total investment income of $271.0 million consisted of approximately $154.9 million in cash interest from investments, approximately $23.3 million in PIK and non-cash interest from investments, approximately $2.8 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $8.6 million, approximately $42.9 million in cash dividends from investments, approximately $19.5 million in PIK and non-cash dividends from investments and approximately $19.0 million in other income. The decrease in interest income of approximately $22.0 million from the year ended December 31, 2020 to the year ended December 31, 2021, was primarily due to lower LIBOR rates on smaller invested balances. Our smaller invested balances were driven by the repayments of our revolving credit facilities due to asset sales and repayments greater than asset originations during 2020. The increase in dividend income from the year ended December 31, 2020 to the year ended December 31, 2021 was primarily due to an increase in cash dividends from our investment in SLP III and PIK dividends related to new investments. In addition, total dividend income for the year ended December 31, 2020 included a reversal of $3.4 million of previously recorded PIK dividends related to our preferred shares in Permian Holdco 1, Inc., which was deemed to no longer be collectible. Other income during the year ended December 31, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 64 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2021	2020
Management fee	$52,960	$53,032
Less: management fee waiver	(13,104)	(12,311)
Total management fee	39,856	40,721
Incentive fee	29,710	29,211
Less: incentive fee waiver	—	(500)
Total incentive fee	29,710	28,711
Interest and other financing expenses	73,098	78,047
Administrative fees	4,461	4,408
Professional fees	3,197	3,537
Other general and administrative expenses	1,923	1,845
Total expenses	152,245	157,269
Less: expenses waived and reimbursed	(244)	(924)
Net expenses before income taxes	152,001	156,345
Income tax expense	118	22
Net expenses after income taxes	$152,119	$156,367
Our total net operating expenses decreased by approximately $4.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Our management fee, net of a management fee waiver, decreased by approximately $0.9 million and our incentive fee increased by approximately $1.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in management fees was attributable to an increase in the management fee waiver as a result of the Fee Waiver Agreement (as defined below) in which the Investment Adviser has agreed to waive base management fees in order to reach a target base management fee of 1.25% on gross assets. The increase in incentive fees was primarily attributable to an incentive fee waiver by the Investment Adviser during the year ended December 31, 2020.
Interest and other financing expenses decreased by approximately $4.9 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to lower LIBOR rates on our floating rate borrowings and lower interest expense on our 2021A Unsecured Notes issued in the first quarter as compared to our 2016 Unsecured Notes and 5.75% Unsecured Notes, which were repaid with these proceeds in the first quarter of 2021. Our total professional fees, administrative fees, net of expenses waived and reimbursed, and other general and administrative expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2021	2020
Net realized losses on investments	(3,864)	$(2,802)
Net realized gains on foreign currency	15	—
Net change in unrealized appreciation (depreciation) of investments	92,386	(53,718)
Net change in unrealized depreciation on foreign currency	(81)	—
(Provision) benefit for taxes	(114)	1,013
Net realized and unrealized gains (losses)	$88,342	$(55,507)
Our net realized losses and unrealized gains resulted in a net gain of approximately $88.3 million for the year ended December 31, 2021 compared to the net realized and unrealized losses resulting in a net loss of approximately $55.5 million for the same period in 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2021 was primarily driven by realized gains and unrealized appreciation on our investments in TVG-Edmentum Holdings, LLC and unrealized appreciation on our investments in New Benevis Topco, LLC, NM CLFX LP and NM GLCR LP, which offset realized losses on our investments in Tenawa Resource Holdings LLC and unrealized depreciation on our investments in AAC and UniTek. The provision for income taxes was attributable to equity investments that are held as of December 31, 2021 in eight of our corporate subsidiaries. The net loss for the year ended December 31, 2020 was primarily driven by the decrease in market prices of certain investments during the period due to the impact of the COVID-19 pandemic. See Monitoring of Portfolio Investments above for more details regarding the continuing impact of the COVID-19 pandemic on the health of our portfolio companies.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through December 31, 2021, we raised approximately $905.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2021, our asset coverage ratio was 181.21%.

At December 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $58.1 million and $79.0 million, respectively. Our cash (used in) provided by operating activities during the years ended December 31, 2021 and December 31, 2020, was approximately $(22.1) million and $301.1 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
On November 3, 2021, we entered into an equity distribution agreement (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement provides that we may issue and sell our shares from time to time through the Agents, up to $250.0 million worth of our common stock.
For the year ended December 31, 2021, we sold 914,175 shares of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $12.4 million, including $0.2 million of offering expenses, from these sales.
We generally use net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2021, shares representing approximately $237.4 million of its common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $215.4 million and $73.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2021 and December 31, 2020, we had commitment letters to purchase investments in aggregate par amount of $6.8 million and $44.9 million, respectively. As of December 31, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of December 31, 2021, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on April 20, 2021, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. From September 30, 2020 to April 19, 2021, the Holdings Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Prior to September 30, 2020, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amended and Restated Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).

As of December 31, 2021 and December 31, 2020, the outstanding balance on the Holdings Credit Facility was $545.3 million and $450.2 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Holdings Credit Facility for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
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
As of December 31, 2021, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related RCA. All fees associated with the origination and amendingof the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
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
As of December 31, 2021 and December 31, 2020, the outstanding balance on the NMFC Credit Facility was $127.2 million, which included £16.4 million denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars, and $165.5 million, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the NMFC Credit Facility for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated March 30, 2020, by and between us, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on December 17, 2021, the maturity date of the Unsecured Management Company Revolver is December 31, 2024.
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of December 31, 2021, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the years ended December 31, 2021 and December 31, 2020, amortization of financing costs were each less than $50.0 thousand, respectively.
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

As of December 31, 2021, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
As of December 31, 2021 and December 31, 2020, the outstanding balance on the DB Credit Facility was $226.3 million and $244.0 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the DB Credit Facility for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
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
The NMNLC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the NMNLC Revolving Credit Agreement). See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the NMNLC Credit Facility for the years ended December 31, 2020 and December 31, 2019.
The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the most recent amendment on December 7, 2021, the NMNLC CA matures on February 25, 2023. The NMNLC Credit Facility II is guaranteed by us and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of December 31, 2021, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $20.0 million.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of December 7, 2021, the NMNLC Credit Facility II bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.75% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $15.2 million and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the NMNLC Credit Facility II for the year ended December 31, 2021.
Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of unsecured convertible notes (the “Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the Convertible Notes. On June 7, 2019, we closed a registered public offering of an additional $86.3 million aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of Convertible Notes that we issued in August 2018.
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
The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of December 31, 2021.

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at December 31, 2021	10.0%
Conversion rate at December 31, 2021(1)(2)	65.8762
Conversion price at December 31, 2021(2)(3)	$15.18
Last conversion price calculation date	August 20, 2021

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of our Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at December 31, 2021 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
As of December 31, 2021 and December 31, 2020 the outstanding balance on the Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Convertible Notes for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

Unsecured Notes
On May 6, 2016, we issued $50.0 million in aggregate principal amount of our 2016 Unsecured Notes (the "2016 Unsecured Notes"), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, we repaid all $90.0 million in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, we issued $116.5 million in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA. On January 29, 2021, we issued $200.0 million in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA. The NPA provides for future issuances of unsecured notes in separate series or tranches.
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

On March 8, 2021, we redeemed $51.8 million in aggregate principal amount of the 5.75% Unsecured Notes bear at a redemption price of 100% plus accrued and unpaid interest.
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
As of December 31, 2021 and December 31, 2020, the outstanding balance on the Unsecured Notes was $511.5 million and $453.3 million, respectively, and we were in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Unsecured Notes for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
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
As of December 31, 2021 and December 31, 2020, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of December 31, 2021 and December 31, 2020, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2021 and December 31, 2020, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information and costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$545.3	$—	$—	$545.3	$—
Unsecured Notes(2)	511.5	55.0	256.5	200.0	—
DB Credit Facility(3)	226.3	—	—	226.3	—
SBA-guaranteed debentures(4)	300.0	—	—	121.7	178.3
Convertible Notes(5)	201.2	—	201.2	—	—
NMFC Credit Facility(6)	127.2	—	—	127.2	—
NMNLC Credit Facility II(7)	15.2	—	15.2	—	—
Total Contractual Obligations	$1,926.7	$55.0	$472.9	$1,220.5	$178.3

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($545.3 million as of December 31, 2021) must be repaid on or before April 20, 2026. As of December 31, 2021, there was approximately $184.7 million of possible capacity remaining under the Holdings Credit Facility.
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
(3)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($226.3 million as of December 31, 2021) must be repaid on or before March 25, 2026. As of December 31, 2021, there was approximately $53.7 million of possible capacity remaining under the DB Credit Facility.
(4)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(5)The Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($127.2 million, which included £16.4 million denominated in GBP that has been converted to U.S. dollars as of December 31, 2021) must be repaid on or before June 4, 2026. As of December 31, 2021, there was approximately $71.3 million of available capacity remaining under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility ($15.2 million as of December 31, 2021) must be repaid on or before February 25, 2023. As of December 31, 2021, there was approximately $4.8 million of available capacity remaining under the NMNLC Credit Facility II.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2021 totaled $116.5 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2021 and December 31, 2020:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
Fourth Quarter	October 27, 2021	December 16, 2021	December 30, 2021	$0.30
Third Quarter	July 29, 2021	September 16, 2021	September 30, 2021	0.30
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
				$1.20
December 31, 2020
Fourth Quarter	October 28, 2020	December 16, 2020	December 30, 2020	$0.30
Third Quarter	July 29, 2020	September 16, 2020	September 30, 2020	0.30
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
				$1.24
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2021 and December 31, 2020, total distributions were $116.5 million and $120.1 million, respectively, of which the distributions were comprised of approximately 90.99% and 84.58%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and approximately 9.01% and 15.42%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into a fee waiver agreement (the "Fee Waiver Agreement") with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by us under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ending December 31, 2023. See Item 8— Financial Statements—Note 5. Agreements for details.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2021 approximately $2.8 million of indirect administrative expenses were included in administrative expenses, of which approximately $0.2 million were waived by the Administrator. As of December 31, 2021, approximately $0.5 million of indirect administrative expenses were included in payable to affiliates. For the year ended December 31, 2021, the reimbursement to the Administrator represented approximately 0.08% of our gross assets.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance", as well as the NMF logo.
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
On March 30, 2020, we entered into the Unsecured Management Company Revolver with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. On December 17, 2021, we entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. Refer to Item 8 - Financial Statements and Supplementary Data - Note 7. Borrowings, for discussion of the Unsecured Management Company Revolver.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2021, certain of the loans held in our portfolio had floating interest rates. As of December 31, 2021, approximately 86.29% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 13.71% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2021. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.42%
Base Interest Rate	—%
+100 Basis Points	0.34%
+200 Basis Points	10.17%
+300 Basis Points	20.10%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
The Company invests in debt securities, including first and second lien debt, notes, bonds, mezzanine securities, and equity interests. The Company’s determination of fair value for these investments involves subjective judgments and estimates utilizing a market approach, an income approach, or both approaches, as appropriate. These approaches require management to make judgments and estimates related to significant unobservable inputs including the selection of EBITDA or revenue multiples based on multiples of publicly traded comparable companies and comparable transactions, and the discount rate established utilizing a combination of a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the investment, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date, and a comparable investment approach, which utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate.
We identified the valuation of investments as a critical audit matter given the significant judgments made by management to estimate the fair value of certain debt and equity positions. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience and modeling expertise, to evaluate the appropriateness of the valuation methodologies and the significant unobservable inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation methodologies and unobservable inputs used by management to estimate the fair value of investments included the following, among others:
•We tested the operating effectiveness of controls over the valuation of investments, including those over the selection of valuation methodologies and development of unobservable inputs.
•We evaluated the reasonableness and consistency of application of the Company's valuation polices over investments, including those surrounding the selection of valuation methodologies and the derivation of valuation inputs.
•With the assistance of our internal fair value specialists, we evaluated the appropriateness of the valuation methodologies and the reasonableness of the significant unobservable inputs.
•With the assistance of our internal fair value specialists, in certain instances, we developed independent fair value estimates and compared our estimates to the Company's estimates.
•We evaluated the impact of current market events and conditions on the selected valuation methodologies and significant unobservable inputs.

/s/ DELOITTE & TOUCHE LLP

February 28, 2022

We have served as the Company's auditor since 2008.

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,323,224 and $2,281,184, respectively)	$2,283,779	$2,249,615
Non-controlled/affiliated investments (cost of $80,801 and $115,543, respectively)	134,775	103,012
Controlled investments (cost of $722,467 and $600,942, respectively)	755,810	600,875
Total investments at fair value (cost of $3,126,492 and $2,997,669, respectively)	3,174,364	2,953,502
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	21,422	21,422
Cash and cash equivalents	58,077	78,966
Interest and dividend receivable	30,868	28,411
Receivable from unsettled securities sold	—	9,019
Receivable from affiliates	—	117
Deferred tax asset	—	101
Other assets	11,081	5,981
Total assets	$3,295,812	$3,097,519
Liabilities
Borrowings
Unsecured Notes	$511,500	$453,250
Holdings Credit Facility	545,263	450,163
SBA-guaranteed debentures	300,000	300,000
DB Credit Facility	226,300	244,000
Convertible Notes	201,417	201,520
NMFC Credit Facility	127,192	165,500
NMNLC Credit Facility II	15,200	—
Deferred financing costs (net of accumulated amortization of $40,713 and $33,325, respectively)	(19,684)	(16,839)
Net borrowings	1,907,188	1,797,594
Payable for unsettled securities purchased	7,910	26,842
Interest payable	17,388	15,587
Management fee payable	10,164	10,419
Incentive fee payable	7,503	7,354
Payable to affiliates	556	867
Deferred tax liability	13	—
Other liabilities	2,478	1,967
Total liabilities	1,953,200	1,860,630
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized and 97,907,441 and 96,827,342 shares issued and outstanding, respectively	979	968
Paid in capital in excess of par	1,272,796	1,269,671
Accumulated undistributed (overdistributed) earnings	47,470	(48,764)
Total net assets of New Mountain Finance Corporation	$1,321,245	$1,221,875
Non-controlling interest in New Mountain Net Lease Corporation	21,367	15,014
Total net assets	$1,342,612	$1,236,889
Total liabilities and net assets	$3,295,812	$3,097,519
Number of shares outstanding	97,907,441	96,827,342
Net asset value per share of New Mountain Finance Corporation	$13.49	$12.62

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2021	2020	2019
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$159,189	$184,705	$193,500
PIK interest income	8,582	9,057	528
Dividend income	915	—	—
Non-cash dividend income	10,153	9,235	8,561
Other income	14,106	5,133	12,150
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,579	2,042	2,608
PIK interest income	434	(1,083)	1,558
Dividend income	288	2,611	3,073
Non-cash dividend income	4,835	(3,085)	1,219
Other income	345	1,282	1,236
From controlled investments:
Interest income (excluding PIK interest income)	5,470	7,803	3,119
PIK interest income	14,327	9,028	7,409
Dividend income	41,659	32,347	32,011
Non-cash dividend income	4,497	7,297	8,918
Other income	4,580	7,339	617
Total investment income	270,959	273,711	276,507
Expenses
Interest and other financing expenses	73,098	78,047	84,297
Management fee	52,960	53,032	49,115
Incentive fee	29,710	29,211	29,288
Administrative expenses	4,461	4,408	4,046
Professional fees	3,197	3,537	3,065
Other general and administrative expenses	1,923	1,845	1,796
Total expenses	165,349	170,080	171,607
Less: management and incentive fees waived (see Note 5)	(13,104)	(12,811)	(12,012)
Less: expenses waived and reimbursed (see Note 5)	(244)	(924)	(335)
Net expenses	152,001	156,345	159,260
Net investment income before income taxes	118,958	117,366	117,247
Income tax expense	118	22	94
Net investment income	118,840	117,344	117,153
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(3,167)	(4,305)	872
Non-controlled/affiliated investments	8,338	(3,497)	—
Controlled investments	(9,035)	4,188	18
New Mountain Net Lease Corporation	—	812	—
Foreign currency	15	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(23,466)	(47,907)	1,855
Non-controlled/affiliated investments	66,505	(3,233)	(8,353)
Controlled investments	49,347	(1,766)	3,010
Securities purchased under collateralized agreements to resell	—	—	(2,086)
Foreign currency	(81)	—	—
New Mountain Net Lease Corporation	—	(812)	—
(Provision) benefit for taxes	(114)	1,013	94
Net realized and unrealized gains (losses)	88,342	(55,507)	(4,590)
Net increase in net assets resulting from operations	207,182	61,837	112,563
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(5,783)	(3,364)	—
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$201,399	$58,473	$112,563
Basic earnings per share	$2.08	$0.60	$1.32
Weighted average shares of common stock outstanding—basic (See Note 12)	96,952,959	96,827,342	85,209,378
Diluted earnings per share	$1.91	$0.60	$1.22
Weighted average shares of common stock outstanding—diluted (See Note 12)	110,210,545	110,084,927	100,464,045
Distributions declared and paid per share	$1.20	$1.24	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
Increase (decrease) in net assets resulting from operations
Net investment income	$118,840	$117,344	$117,153
Net realized (losses) gains on investments, New Mountain Net Lease Corporation ("NMNLC") and foreign currency	(3,849)	(2,802)	890
Net change in unrealized appreciation (depreciation) of investments, NMNLC and foreign currency	92,305	(53,718)	(3,488)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	(2,086)
(Provision) benefit for taxes	(114)	1,013	94
Net increase in net assets resulting from operations	207,182	61,837	112,563
Less: Net increase in net assets resulting from operations related to non-controlling interests in NMNLC	(5,783)	(3,364)	—
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	201,399	58,473	112,563
Capital transactions
Net proceeds from shares sold	12,427	—	278,602
Offering costs	(231)	—	(829)
Distributions declared to stockholders from net investment income	(116,453)	(120,066)	(117,374)
Reinvestment of distributions	2,228	—	4,237
Total net (decrease) increase in net assets resulting from capital transactions	(102,029)	(120,066)	164,636
Net increase (decrease) in net assets	99,370	(61,593)	277,199
New Mountain Finance Corporation net assets at the beginning of the period	1,221,875	1,283,468	1,006,269
New Mountain Finance Corporation net assets at the end of the period	1,321,245	1,221,875	1,283,468
Non-controlling interest in NMNLC	21,367	15,014	—
Net assets at the end of the period	$1,342,612	$1,236,889	$1,283,468

Capital share activity
Shares sold	914,175	—	20,412,500
Shares issued from the reinvestment of distributions	165,924	—	308,470
Net increase in shares outstanding	1,080,099	—	20,720,970

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$207,182	$61,837	$112,563
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized losses (gains) on investments and New Mountain Net Lease Corporation ("NMNLC")	3,864	2,802	(890)
Net realized gains on translation of assets and liabilities in foreign currencies	(15)	—	—
Net change in unrealized (appreciation) depreciation of investments and NMNLC	(92,386)	53,718	3,488
Net change in unrealized depreciation on translation of assets and liabilities in foreign currencies	81	—	—
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	2,086
Amortization of purchase discount	(8,567)	(10,325)	(5,150)
Amortization of deferred financing costs	7,388	4,935	6,156
Amortization of premium on Convertible Notes	(103)	(103)	(109)
Non-cash investment income	(50,377)	(37,483)	(30,713)
(Increase) decrease in operating assets:
Proceeds from sale of non-controlling interest in NMNLC	—	11,315	—
Purchase of investments and delayed draw facilities	(1,134,752)	(444,126)	(1,105,171)
Proceeds from sales and paydowns of investments	1,066,740	641,776	328,146
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	811	299	286
Cash paid for purchase of drawn portion of revolving credit facilities	(978)	(14,037)	(416)
Cash paid for drawn revolvers	(32,671)	(53,319)	(26,135)
Cash repayments on drawn revolvers	27,107	67,473	18,228
Interest and dividend receivable	(2,457)	3,389	(1,719)
Receivable from affiliates	117	160	11
Deferred tax asset	101	(101)	—
Receivable from unsettled securities sold	9,019	(9,019)	—
Other assets	(5,105)	(2,066)	(770)
(Decrease) increase in operating liabilities:
Interest payable	1,801	(897)	4,087
Management fee payable	(255)	121	1,906
Incentive fee payable	149	(292)	782
Payable for unsettled securities purchased	(18,932)	25,062	(18,367)
Deferred tax benefit (liability)	13	(912)	(94)
Payable to affiliates	(311)	194	(348)
Other liabilities	479	321	(6,366)
Contributions related to non-controlling interest in NMNLC	—	335	—
Net cash flows (used in) provided by operating activities	(22,057)	301,057	(718,509)
Cash flows from financing activities
Net proceeds from shares sold	12,427	—	278,602
Distributions paid	(114,225)	(120,066)	(113,137)
Offering costs paid	(205)	(278)	(821)
Proceeds from Holdings Credit Facility	211,000	16,000	246,500
Repayment of Holdings Credit Facility	(115,900)	(227,400)	(97,500)
Proceeds from Unsecured Notes	200,000	—	116,500
Repayment from Unsecured Notes	(141,750)	—	—
Proceeds from Convertible Notes	—	—	86,681
Repayment of Convertible Notes	—	—	(155,250)
Proceeds from SBA-guaranteed debentures	—	75,000	60,000
Proceeds from NMFC Credit Facility	336,505	125,000	403,500
Repayment of NMFC Credit Facility	(374,500)	(148,000)	(275,000)
Proceeds from DB Credit Facility	144,000	87,000	260,000
Repayment of DB Credit Facility	(161,700)	(73,000)	(87,000)
Proceeds from NMNLC Credit Facility	—	—	29,708
Repayment of NMNLC Credit Facility	—	—	(29,708)
Proceeds from NMNLC Credit Facility II	24,225	—	—
Repayment from NMNLC Credit Facility II	(9,025)	—	—
Contributions related to non-controlling interest in NMNLC	1,792	—	—
Distributions related to non-controlling interest in NMNLC	(1,222)	—	—
Deferred financing costs paid	(10,222)	(4,921)	(5,656)
Net cash flows provided by (used in) financing activities	1,200	(270,665)	717,419
Net (decrease) increase in cash and cash equivalents	(20,857)	30,392	(1,090)
Effect of foreign exchange rate changes on cash and cash equivalents	(32)	—	—
Cash and cash equivalents at the beginning of the period	78,966	48,574	49,664
Cash and cash equivalents at the end of the period	$58,077	$78,966	$48,574
Supplemental disclosure of cash flow information
Cash interest paid	$61,703	$72,099	$74,341
Income taxes paid	65	112	57
Non-cash operating activities:
Non-cash activity on investments	$34,650	$107,018	$—
Non-cash financing activities:
Value of shares issued in connection with reinvestment of distributions	$2,228	$—	$4,237
Accrual for offering costs	21	—	64
Accrual for deferred financing costs	11	—	787

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(15)	6.75% (L + 5.75%/S)	8/7/2019	5/22/2026	$67,966	$67,713	$67,966
	First lien (5)(15)	6.75% (L + 5.75%/S)	8/7/2019	5/22/2026	21,968	21,891	21,968
	First lien (3)(15)(18) - Drawn	6.75% (L + 5.75%/Q)	8/7/2019	5/22/2026	2,811	2,793	2,811
						92,397	92,745	6.91%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(15)	7.00% (L + 5.50% + 0.50% PIK/Q)*	9/17/2018	8/16/2024	49,617	49,374	49,617
	First lien (3)(15)	7.00% (L + 5.50% + 0.50% PIK/Q)*	9/17/2018	8/16/2024	18,966	18,848	18,966
						68,222	68,583	5.11%
Associations, Inc.
Consumer Services	First lien (2)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	30,196	30,056	30,045
	First lien (3)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	8,590	8,547	8,547
	First lien (8)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	8,590	8,548	8,547
	First lien (8)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	5,188	5,163	5,162
	First lien (8)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,127	4,107	4,106
						56,421	56,407	4.20%
iCIMS, Inc.
Software	First lien (8)(15)	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	41,636	41,413	41,636
	First lien (8)(15)	7.50% (L + 6.50%/S)	6/14/2019	9/12/2024	8,667	8,618	8,666
	First lien (3)(15)(18) - Drawn	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	2,915	2,886	2,915
						52,917	53,217	3.97%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)(15)	6.25% (L + 5.25%/Q)	9/18/2017	9/18/2023	21,718	21,664	21,718
	First lien (2)(15)	6.25% (L + 5.25%/Q)	9/18/2017	9/18/2023	18,303	18,275	18,303
	First lien (2)(15)	6.25% (L + 5.25%/Q)	9/18/2017	9/18/2023	7,555	7,530	7,555
	First lien (2)(15)	6.25% (L + 5.25%/Q)	6/15/2021	9/18/2023	5,031	5,031	5,031
						52,500	52,607	3.92%
CentralSquare Technologies, LLC
Software	Second lien (3)	7.72% (L + 7.50%/Q)	8/15/2018	8/31/2026	47,838	47,431	43,293
	Second lien (8)	7.72% (L + 7.50%/Q)	8/15/2018	8/31/2026	7,500	7,436	6,788
						54,867	50,081	3.73%
Integro Parent Inc.
Insurance Services	First lien (2)(15)	6.75% (L + 5.75%/S)	10/9/2015	10/31/2022	33,986	33,947	33,239
	First lien (3)(15)(18) - Drawn	4.80% (L + 4.50%/S)	6/8/2018	4/30/2022	6,743	6,709	6,685
	Second lien (8)(15)	10.25% (L + 9.25%/S)	10/9/2015	10/30/2023	10,000	9,969	9,534
						50,625	49,458	3.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
NM GRC Holdco, LLC
Business Services	First lien (2)(15)	8.50% (L + 6.00% + 1.50% PIK/M)*	2/9/2018	2/9/2024	$38,561	$38,485	$38,561
	First lien (2)(15)	8.50% (L + 6.00% + 1.50% PIK/M)*	2/9/2018	2/9/2024	10,718	10,695	10,718
						49,180	49,279	3.67%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(15)	7.00% (L + 6.00%/S)	9/15/2017	9/15/2023	33,281	33,256	33,281
	First lien (4)(15)	7.00% (L + 6.00%/S)	9/17/2019	9/15/2023	10,482	10,482	10,482
	First lien (3)(15)(18) - Drawn	7.00% (L + 6.00%/S)	9/15/2017	3/15/2023	1,738	1,720	1,738
						45,458	45,501	3.39%
Brave Parent Holdings, Inc.
Software	Second lien (5)	7.60% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,430	22,613
	Second lien (2)	7.60% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,518	16,707
	Second lien (8)	7.60% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,962	6,030
						44,910	45,350	3.38%
Deca Dental Holdings LLC
Healthcare Services	First lien (2)(15)	6.50% (L + 5.75%/Q)	8/26/2021	8/28/2028	38,244	37,877	37,861
	First lien (3)(15)(18) - Drawn	6.50% (L + 5.75%/Q)	8/26/2021	8/28/2028	4,026	3,985	3,985
						41,862	41,846	3.13%
Kaseya Inc.
Software	First lien (8)(15)	7.50% (L + 5.50% + 1.00% PIK/Q)*	5/9/2019	5/2/2025	29,094	28,926	29,094
	First lien (8)(15)	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	7,795	7,733	7,795
	First lien (3)(15)	7.50% (L + 5.50% + 1.00% PIK/Q)*	5/9/2019	5/2/2025	3,405	3,380	3,405
	First lien (3)(15)(18) - Drawn	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	1,541	1,528	1,541
						41,567	41,835	3.12%
GC Waves Holdings, Inc.**
Financial Services	First lien (5)(15)	6.25% (L + 5.50%/Q)	8/13/2021	8/13/2026	22,108	21,993	22,108
	First lien (2)(15)	6.25% (L + 5.50%/Q)	8/13/2021	8/13/2026	13,345	13,250	13,345
	First lien (2)(15)(18) - Drawn	6.25% (L + 5.50%/Q)	8/13/2021	8/13/2026	5,643	5,588	5,643
						40,831	41,096	3.06%
Stamps.com Inc.
Software	First lien (8)(15)	6.50% (L + 5.75%/Q)	10/5/2021	10/5/2028	37,273	36,911	36,900	2.75%
OEC Holdco, LLC (22)
OEConnection LLC
Business Services	Second lien (2)	7.50% (L + 7.00%/M)	12/17/2021	9/25/2027	23,406	23,173	23,171
	Second lien (2)	7.50% (L + 7.00%/M)	9/25/2019	9/25/2027	12,044	11,950	11,924
						35,123	35,095	2.62%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (2)(15)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	$17,762	$17,687	$17,673
	First lien (2)(15)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	9,905	9,863	9,855
	First lien (3)(15)	7.25% (L + 6.25%/Q)	12/19/2018	8/4/2025	5,887	5,860	5,945
						33,410	33,473	2.49%
EAB Global, Inc.
Education	Second lien (2)(15)	7.00% (L + 6.50%/S)	8/16/2021	8/16/2029	33,452	32,969	32,951	2.46%
KAMC Holdings, Inc
Business Services	Second lien (2)(15)	8.16% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,642	16,352
	Second lien (8)(15)	8.16% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,642	16,352
						37,284	32,704	2.44%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (8)	6.25% (L + 5.50%/Q)	12/22/2021	12/22/2027	20,843	20,635	20,634
	Subordinated (3)	11.50% PIK/Q*	12/22/2021	12/22/2031	11,110	10,944	10,944
						31,579	31,578	2.36%
IG Investments Holdings, LLC
Business Services	First lien (2)(15)	6.75% (L + 6.00%/Q)	9/22/2021	9/22/2028	29,429	29,144	29,133
	First lien (3)(15)(18) - Drawn	6.75% (L + 6.00%/M)	9/22/2021	9/22/2027	1,149	1,137	1,137
						30,281	30,270	2.25%
Ansira Holdings, Inc.
Business Services	First lien (8)(15)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	31,793	31,748	24,025
	First lien (3)(15)	7.50% (L + 6.50% PIK/S)*	12/19/2016	12/20/2024	8,033	8,024	6,071
						39,772	30,096	2.24%
Granicus, Inc.
Software	First lien (4)(15)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	15,522	15,420	15,406
	First lien (3)(15)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	6,004	5,963	5,959
	First lien (2)(15)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	5,922	5,883	5,878
	First lien (3)(15)(18) - Drawn	7.00% (L + 6.00%/Q)	4/23/2021	1/29/2027	2,778	2,752	2,751
						30,018	29,994	2.23%
MRI Software LLC
Software	First lien (5)(15)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	22,104	22,024	22,104
	First lien (2)(15)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	6,205	6,182	6,205
	First lien (3)(15)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	818	814	818
	First lien (2)(15)	6.50% (L + 5.50%/Q)	3/24/2021	2/10/2026	319	318	319
						29,338	29,446	2.19%
Keystone Acquisition Corp.
Healthcare Services	First lien (2)	6.25% (L + 5.25%/Q)	5/10/2017	5/1/2024	23,981	23,918	23,861
	Second lien (2)(15)	10.25% (L + 9.25%/Q)	5/10/2017	5/1/2025	4,500	4,476	4,500
						28,394	28,361	2.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)	6.75% (L + 6.00%/Q)	12/20/2021	12/20/2028	$28,201	$27,920	$27,919	2.08%
Foundational Education Group, Inc.
Education	Second lien (5)	7.00% (L + 6.50%/S)	8/19/2021	8/31/2029	22,500	22,391	22,500
	Second lien (2)	7.00% (L + 6.50%/S)	8/19/2021	8/31/2029	5,009	4,985	5,009
						27,376	27,509	2.05%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	3.60% (L + 3.50%/M)	6/24/2019	8/28/2024	16,563	15,121	13,968
	First lien (8)(15)	3.60% (L + 3.50%/M)	10/23/2019	8/28/2024	15,975	14,219	13,473
						29,340	27,441	2.04%
New Trojan Parent, Inc.
Healthcare Services	Second lien (2)	7.75% (L + 7.25%/Q)	1/22/2021	1/5/2029	26,762	26,640	26,762	1.99%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	7.50% (L + 6.75%/Q)	11/14/2019	11/19/2027	22,500	22,404	22,509
	Second lien (2)	7.50% (L + 6.75%/Q)	11/14/2019	11/19/2027	4,208	4,174	4,210
						26,578	26,719	1.99%
VT Topco, Inc.
Business Services	Second lien (2)	7.50% (L + 6.75%/M)	7/30/2021	7/31/2026	16,183	16,127	16,224
	Second lien (4)	6.85% (L + 6.75%/M)	8/14/2018	7/31/2026	10,000	9,984	10,025
						26,111	26,249	1.96%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	7.35% (L + 7.25%/M)	8/2/2018	8/10/2026	18,266	18,221	18,266
	Second lien (8)(15)	7.35% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,481	7,500
						25,702	25,766	1.92%
Galway Borrower LLC
Insurance Services	First lien (2)(15)	6.00% (L + 5.25%/Q)	9/30/2021	9/29/2028	24,279	24,043	24,036
	First lien (3)(15)	6.00% (L + 5.25%/Q)	9/30/2021	9/29/2028	1,674	1,658	1,658
						25,701	25,694	1.91%
Idera, Inc.
Software	Second lien (4)	7.50% (L + 6.75%/S)	6/27/2019	3/2/2029	22,500	22,212	22,613
	Second lien (3)	7.50% (L + 6.75%/S)	4/29/2021	3/2/2029	3,000	2,986	3,015
						25,198	25,628	1.91%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (8)(15)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	19,259	18,998	18,970
	First lien (2)(15)	6.75% (L + 6.00%/S)	3/2/2021	3/1/2028	4,913	4,846	4,839
						23,844	23,809	1.77%
Syndigo LLC
Software	Second lien (4)	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	22,500	22,347	22,528	1.68%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(15)	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	22,306	22,094	22,083
	First lien (3)(15)(18) - Drawn	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	59	58	58
						22,152	22,141	1.65%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Cardinal Parent, Inc.
Software	First lien (4)	5.25% (L + 4.50%/Q)	10/30/2020	11/12/2027	$12,096	$12,017	$12,083
	Second lien (4)(15)	8.50% (L + 7.75%/Q)	11/12/2020	11/13/2028	9,767	9,679	9,864
						21,696	21,947	1.63%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	19,878	19,746	19,803
	First lien (3)(18) - Drawn	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	1,919	1,905	1,912
						21,651	21,715	1.62%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	8.47% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,921	21,282	1.59%
MED Parentco, LP
Healthcare Services	Second lien (8)	8.35% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,735	20,883	1.56%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	20,313	20,265	20,465	1.52%
YLG Holdings, Inc.
Business Services	First lien (5)(15)	6.25% (L + 5.25%/S)	11/1/2019	10/31/2025	18,045	17,983	18,045
	First lien (5)(15)	6.25% (L + 5.25%/S)	11/1/2019	10/31/2025	2,350	2,341	2,350
						20,324	20,395	1.52%
Fortis Solutions Group, LLC
Packaging	First lien (8)(15)	6.25% (L + 5.50%/Q)	10/15/2021	10/13/2028	10,298	10,198	10,195
	First lien (2)(15)	6.25% (L + 5.50%/Q)	10/15/2021	10/13/2028	10,298	10,198	10,195
						20,396	20,390	1.52%
Bluefin Holding, LLC
Software	Second lien (8)(15)	7.93% (L + 7.75%/Q)	9/6/2019	9/3/2027	18,000	18,000	18,000
	First lien (3)(15)(18) - Drawn	4.41% (L + 4.25%/Q)	9/6/2019	9/6/2024	1,485	1,463	1,485
						19,463	19,485	1.45%
Bullhorn, Inc.
Software	First lien (2)(15)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	16,830	16,741	16,830
	First lien (2)(15)	6.75% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,075	1,072	1,075
	First lien (3)(15)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	779	773	779
	First lien (3)(15)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	349	347	349
	First lien (3)(15)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	278	277	278
						19,210	19,311	1.44%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (4)(15)	5.50% (L + 4.75%/M)	9/9/2019	9/4/2026	19,263	19,108	19,263	1.43%
Xactly Corporation
Software	First lien (4)(15)	8.25% (L + 7.25%/S)	7/31/2017	7/31/2023	19,047	19,005	19,047	1.42%
Infogain Corporation
Software	First lien (2)(15)	6.75% (L + 5.75%/S)	7/30/2021	7/28/2028	19,090	18,953	18,946	1.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	7.25% (L + 5.75% PIK + 0.50%/M) (41)*	9/30/2015	9/30/2026	$27,610	$27,559	$17,386
	First lien (3)(15)	15.00% (L + 13.50% PIK + 0.50%/M) (41)*	6/10/2021	9/30/2026	1,527	1,527	—
	Subordinated (3)(15)	2.00% (L + 1.00% PIK/Q) (41)*	3/16/2021	9/30/2026	5,230	—	—
						29,086	17,386	1.29%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(15)	6.25% (L + 5.25%/Q)	12/18/2018	11/29/2024	16,708	16,663	16,708	1.24%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	15,949	15,890	15,870
	First lien (3)(18) - Drawn	7.00% (L + 6.00%/M)	2/20/2020	2/20/2026	630	627	627
						16,517	16,497	1.23%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(15)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	13,937	13,885	13,937
	First lien (5)(15)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	2,507	2,488	2,507
						16,373	16,444	1.22%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	6.00% (L + 5.25%/S)	6/30/2021	6/29/2027	15,382	15,238	15,228
	First lien (3)(15)(18) - Drawn	6.00% (L + 5.25%/M)	6/30/2021	6/29/2027	1,201	1,189	1,189
						16,427	16,417	1.22%
Hill International, Inc.
Business Services	First lien (2)(15)	6.75% (L + 5.75%/M)	6/21/2017	6/21/2023	15,089	15,067	15,089	1.12%
CFS Management, LLC
Healthcare Services	First lien (2)(15)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	11,497	11,466	11,497
	First lien (3)(15)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	3,425	3,413	3,425
						14,879	14,922	1.11%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(15)	8.50% (L + 7.50%/S)	9/29/2016	9/8/2022	14,884	14,861	14,520	1.08%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	7.75% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	13,628	13,496	13,492	1.00%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	9.00% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,396	13,445	1.00%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(15)	9.25% (L + 8.25%/S)	9/5/2018	9/5/2024	13,443	13,409	13,443	1.00%
Daxko Acquisition Corporation
Software	First lien (8)(15)	6.25% (L + 5.50%/Q)	10/15/2021	10/16/2028	13,277	13,147	13,144	0.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	$10,500	$10,395	$10,395
	First lien (5)(18) - Drawn	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	2,618	2,592	2,592
						12,987	12,987	0.97%
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)
Software	First lien (2)(15)	5.00% (L + 4.00%/M)	12/7/2016	12/2/2022	2,872	2,869	2,872
	Second lien (8)(15)	10.25% (L + 9.25%/M)	12/7/2016	6/2/2023	7,840	7,824	7,840
	Second lien (3)(15)	10.25% (L + 9.25%/M)	12/7/2016	6/2/2023	2,160	2,155	2,160
						12,848	12,872	0.96%
USRP Holdings, Inc.
Federal Services	First lien (2)	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	11,426	11,318	11,311
	First lien (3)	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	1,488	1,473	1,473
	First lien (3)(18) - Drawn	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	15	15	15
						12,806	12,799	0.95%
Castle Management Borrower LLC
Business Services	First lien (2)(15)	3.19% (L + 2.19%/Q)	5/31/2018	2/15/2025	14,590	14,561	12,794	0.95%
Calabrio, Inc.
Software	First lien (5)(15)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	12,347	12,263	12,271	0.91%
Apptio, Inc.
Software	First lien (8)(15)	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	11,203	11,075	11,203
	First lien (3)(15)(18) - Drawn	8.25% (L + 7.25%/S)	1/10/2019	1/10/2025	827	810	827
						11,885	12,030	0.90%
CHA Holdings, Inc.
Business Services	Second lien (4)(15)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,967	7,012
	Second lien (3)(15)	9.75% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,424	4,453
						11,391	11,465	0.85%
Recorded Future, Inc.
Software	First lien (8)	7.00% (L + 6.00%/Q)	8/26/2019	7/3/2025	6,219	6,199	6,188
	First lien (8)	7.00% (L + 6.00%/Q)	3/26/2021	7/3/2025	4,776	4,750	4,752
						10,949	10,940	0.81%
Vectra Co.
Business Products	Second lien (8)	7.35% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,764	10,586	0.79%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	—	5/3/2013	—	14,500	14,500	10,354	0.77%
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	7.50% (L + 6.50%/Q)	11/23/2021	11/23/2027	10,153	10,078	10,077
	First lien (3)(15)(18) - Drawn	7.50% (L + 6.50%/Q)	11/23/2021	5/24/2027	147	146	146
						10,224	10,223	0.76%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Quartz Holding Company
Software	Second lien (3)(15)	8.10% (L + 8.00%/M)	4/2/2019	4/2/2027	$10,000	$9,854	$10,000	0.74%
Wealth Enhancement Group, LLC**
Financial Services	First lien (3)(15)(18) - Drawn	6.75% (L + 5.75%/Q)	8/13/2021	10/4/2027	9,390	9,367	9,390
	First lien (3)(15)(18) - Drawn	6.75% (L + 5.75%/Q)	8/13/2021	10/4/2027	425	424	425
						9,791	9,815	0.73%
Geo Parent Corporation
Business Services	First lien (2)	5.35% (L + 5.25%/M)	12/13/2018	12/19/2025	9,810	9,780	9,761	0.73%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (2)(15)	5.75% (L + 4.75%/S)	11/30/2018	7/21/2023	9,166	9,149	9,166	0.68%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	6.25% (L + 5.25%/Q)	7/19/2021	7/19/2027	8,302	8,214	8,209
	First lien (3)(15)(18) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	906	895	896
						9,109	9,105	0.68%
Energize Holdco LLC
Business Services	Second lien (2)	7.25% (L + 6.75%/Q)	11/19/2021	12/7/2029	7,950	7,910	7,910	0.59%
KPSKY Acquisition Inc.
Industrial Services	First lien (8)(15)	6.25% (L + 5.50%/M)	10/19/2021	10/19/2028	7,039	6,970	6,968
	First lien (3)(15)(18) - Drawn	7.75% (P + 4.50%/Q)	10/19/2021	10/19/2028	402	398	398
						7,368	7,366	0.55%
Specialtycare, Inc.
Healthcare Services	First lien (2)(15)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	7,224	7,122	7,115	0.53%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	6.60% (L + 6.50%/M)	9/24/2018	10/1/2026	6,722	6,711	6,722	0.50%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare Information Technology	First lien (8)(15)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	6,250	6,192	6,187	0.46%
ADG, LLC
Healthcare Services	Second lien (3)(15)	11.00% (L + 10.00% PIK/Q)*	10/3/2016	3/28/2024	6,591	6,562	6,082	0.45%
Safety Borrower Holdings LLC
Information Services	First lien (2)(15)	6.75% (L + 5.75%/S)	9/1/2021	9/1/2027	5,756	5,729	5,728	0.43%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	4,025	3,991	3,985
	First lien (3)(15)(18) - Drawn	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	1,585	1,570	1,570
						5,561	5,555	0.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Drawn	6.25% (L + 5.50%/Q)	11/26/2021	11/26/2027	$2,394	$2,370	$2,394	0.18%
Education Management Corporation (20)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M)(41)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	13.00% (L + 7.50%/M)(41)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q)(41)	1/5/2015	7/2/2020	206	201	—
	First lien (3)	9.75% (L + 6.50%/Q)(41)	1/5/2015	7/2/2020	116	113	—
	First lien (2)	11.75% (P + 8.50%/M)(41)	1/5/2015	7/2/2020	140	116	—
	First lien (3)	11.75% (P + 8.50%/M)(41)	1/5/2015	7/2/2020	79	65	—
	First lien (2)	11.75% (P + 8.50%/M)(41)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(41)	1/5/2015	7/2/2020	2	2	—
						957	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (41)(42)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States						$2,042,136	$2,003,901	149.25%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(15)	6.75% (L + 6.00%/Q)	10/1/2021	9/29/2028	$35,000	$34,660	$34,650
	First lien (8)(15)	6.75% (L + 6.00%/Q)	10/1/2021	9/29/2028	24,189	23,954	23,947
						58,614	58,597	4.36%
Total Funded Debt Investments - Netherlands						$58,614	$58,597	4.36%
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	7.47% (Sonia + 7.00%/D)	8/6/2021	8/3/2028	£12,879	$17,608	$17,167
	First lien (3)(15)	7.15% (L + 7.00%/S)	8/6/2021	8/3/2028	$10,184	10,037	10,032
	First lien (3)(15)(16)(18) - Drawn	7.47% (Sonia + 7.00%/D)	8/6/2021	8/3/2028	£3,771	4,943	4,976
	First lien (3)(15)(18) - Drawn	7.29% (L + 7.00%/S)	8/6/2021	8/3/2028	$3,708	3,652	3,652
						36,240	35,827	2.67%
Total Funded Debt Investments - Jersey						$36,240	$35,827	2.67%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	8.35% (L + 8.25%/M)	10/8/2019	10/8/2027	$34,459	$34,241	$34,459	2.57%
Total Funded Debt Investments - United Kingdom						$34,241	$34,459	2.57%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$10,534	$10,496	$10,589	0.79%
Total Funded Debt Investments - United Arab Emirates						$10,496	$10,589	0.79%
Total Funded Debt Investments						$2,181,727	$2,143,373	159.64%
Equity - United States
Dealer Tire Holdings, LLC (30)
Distribution & Logistics	Preferred shares (3)(15)	—	9/13/2021	—	56,271	$60,360	$60,180	4.48%
Symplr Software Intermediate Holdings, Inc. (31)
Healthcare Information Technology	Preferred shares (4)(15)	—	11/30/2018	—	7,500	10,607	10,719
	Preferred shares (3)(15)	—	11/30/2018	—	2,586	3,657	3,695
						14,264	14,414	1.08%
ACI Parent Inc. (36)
Healthcare Services	Preferred shares (3)(15)	—	8/2/2021	—	12,500	12,994	12,989	0.97%
Project Essential Super Parent, Inc. (34)
Software	Preferred shares (3)(15)	—	4/20/2021	—	10,000	10,597	10,586	0.79%
Diamond Parent Holdings Corp. (35)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	—	4/6/2021	—	10,000	10,386	10,379	0.77%
OEC Holdco, LLC (22)
Business Services	Preferred shares (12)	—	12/17/2021	—	7,214	7,142	7,142	0.53%
FS WhiteWater Holdings, LLC (38)
Consumer Services	Ordinary shares (5)	—	12/20/2021	—	50,000	5,000	5,000	0.37%
HB Wealth Management, LLC (37)**
Financial Services	Preferred shares (11)(15)	—	9/30/2021	—	48,303	4,834	4,834	0.36%
Appriss Health Holdings, Inc. (23)
Appriss Health Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred shares (3)(15)	—	5/6/2021	—	2,333	2,468	2,466	0.18%
OA Topco, L.P. (40)
Healthcare Information Technology	Ordinary shares (3)	—	12/20/2021	—	2,000,000	2,000	2,000	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Pioneer Topco I, L.P. (39)
Software	Ordinary shares (13)(15)	—	11/1/2021	—	199,980	$2,000	$2,000	0.15%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	—	8/12/2013	—	372	83	158	0.01%
Education Management Corporation (20)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
AAC Lender Holdings, LLC (33)
Education	Ordinary shares (3)(15)	—	3/16/2021	—	758	—	—	—%
Total Shares - United States						$132,597	$132,148	9.84%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)(29)	—	9/1/2017	—	96,052	$9,525	$9,701	0.72%
Total Shares - Hong Kong						$9,525	$9,701	0.72%
Total Shares						$142,122	$141,849	10.56%
Total Funded Investments						$2,323,849	$2,285,222	170.20%
Unfunded Debt Investments - United States
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	1/25/2021	9/30/2026	$2,652	$—	$—	—%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Undrawn	—	9/6/2019	9/6/2024	30	—	—	—%
Wealth Enhancement Group, LLC**
Financial Services	First lien (3)(15)(18) - Undrawn	—	8/13/2021	10/4/2027	678	(2)	—
	First lien (3)(15)(18) - Undrawn	—	8/13/2021	6/3/2022	8,257	—	—
						(2)	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)
Software	First lien (3)(15)(18) - Undrawn	—	12/7/2016	12/2/2022	$1,000	$(5)	$—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	3/13/2020	2/6/2025	1,013	(5)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	11/26/2021	11/26/2023	2,810	—	—
	First lien (3)(15)(18) - Undrawn	—	11/26/2021	11/26/2024	905	(9)	—
						(9)	—	—%
Xactly Corporation
Software	First lien (3)(15)(18) - Undrawn	—	7/31/2017	7/31/2023	992	(10)	—	—%
MRI Software LLC
Software	First lien (2)(15)(18) - Undrawn	—	3/24/2021	3/24/2022	9,364	—	—
	First lien (3)(15)(18) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	—
						(10)	—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	10/5/2021	11/8/2022	2,395	(6)	—
	First lien (3)(15)(18) - Undrawn	—	9/24/2019	9/30/2026	852	(6)	—
						(12)	—	—%
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	3/30/2021	8/4/2025	3,624	(18)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	8/7/2019	5/22/2026	3,106	(19)	—	—%
YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	10/22/2021	10/22/2023	2,078	—	—
	First lien (3)(15)(18) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	—
						(20)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Apptio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	1/10/2019	1/10/2025	$1,240	$(25)	$—	—%
GC Waves Holdings, Inc.**
Financial Services	First lien (2)(15)(18) - Undrawn	—	8/13/2021	8/11/2023	4,991	—	—
	First lien (3)(15)(18) - Undrawn	—	10/31/2019	10/31/2025	3,951	(30)	—
						(30)	—	—%
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	9/8/2021	9/8/2023	2,129	(19)	—
	First lien (3)(15)(18) - Undrawn	—	5/9/2019	5/2/2025	2,312	(23)	—
						(42)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	7/19/2021	7/19/2026	226	(3)	(3)	(0.00) %
Recorded Future, Inc.
Software	First lien (3)(18) - Undrawn	—	8/26/2019	7/3/2025	750	(4)	(4)	(0.00) %
KPSKY Acquisition Inc.
Industrial Services	First lien (3)(15)(18) - Undrawn	—	10/19/2021	10/19/2023	403	—	(4)	(0.00) %
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare Information Technology	First lien (3)(15)(18) - Undrawn	—	5/6/2021	5/6/2027	417	(4)	(4)	(0.00) %
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(18) - Undrawn	—	2/20/2020	2/20/2026	1,169	(6)	(6)	(0.00) %
USRP Holdings, Inc.
Federal Services	First lien (3)(18) - Undrawn	—	7/22/2021	7/23/2027	878	(9)	(9)	(0.00) %
Safety Borrower Holdings LLC
Information Services	First lien (3)(15)(18) - Undrawn	—	9/1/2021	9/1/2027	512	(3)	(3)
	First lien (3)(15)(18) - Undrawn	—	9/1/2021	9/1/2022	1,279	—	(6)
						(3)	(9)	(0.00) %
Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	4/16/2021	4/16/2027	1,487	(11)	(9)	(0.00) %

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(18) - Undrawn	—	3/12/2021	3/10/2023	$3,005	$—	$(11)	(0.00) %
IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	9/22/2021	9/22/2027	1,149	(11)	(11)	(0.00) %
Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	11/23/2021	5/24/2027	734	(6)	(6)
	First lien (3)(15)(18) - Undrawn	—	11/23/2021	11/23/2023	1,467	—	(11)
						(6)	(17)	(0.00) %
Associations, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	7/2/2021	7/2/2027	3,543	(18)	(18)	(0.00) %
Specialtycare, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	6/18/2021	6/18/2026	559	(8)	(8)
	First lien (3)(15)(18) - Undrawn	—	6/18/2021	6/18/2023	671	—	(10)
						(8)	(18)	(0.00) %
Sun Acquirer Corp.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	9/8/2021	9/8/2027	559	(5)	(6)
	First lien (3)(15)(18) - Undrawn	—	9/8/2021	9/8/2023	1,378	(10)	(14)
						(15)	(20)	(0.00) %
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	11/1/2021	11/1/2027	2,446	(24)	(24)	(0.00) %
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/15/2027	986	(10)	(10)
	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/16/2023	1,638	—	(16)
						(10)	(26)	(0.00) %
Infogain Corporation
Software	First lien (3)(15)(18) - Undrawn	—	7/30/2021	7/30/2026	3,827	(29)	(29)	(0.00) %
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare Information Technology	First lien (3)(18) - Undrawn	—	12/20/2021	12/20/2028	3,600	(36)	(36)	(0.00) %

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Granicus, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	1/27/2021	1/29/2027	$2,414	$(18)	$(18)
	First lien (3)(15)(18) - Undrawn	—	4/23/2021	4/21/2023	1,822	—	(18)
						(18)	(36)	(0.00) %
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	6/30/2021	6/29/2027	300	(3)	(3)
	First lien (3)(15)(18) - Undrawn	—	6/30/2021	6/29/2023	5,252	—	(53)
						(3)	(56)	(0.01)%
Galway Borrower LLC
Insurance Services	First lien (3)(15)(18) - Undrawn	—	9/30/2021	9/30/2027	1,865	(19)	(19)
	First lien (3)(15)(18) - Undrawn	—	9/30/2021	9/29/2023	3,917	—	(39)
						(19)	(58)	(0.01)%
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(18) - Undrawn	—	12/20/2021	12/21/2022	882	—	(9)
	First lien (3)(18) - Undrawn	—	12/20/2021	12/21/2027	1,400	(14)	(14)
	First lien (5)(18) - Undrawn	—	12/20/2021	12/21/2023	3,500	—	(35)
						(14)	(58)	(0.01)%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	8/2/2021	8/2/2027	2,354	(24)	(24)
	First lien (3)(15)(18) - Undrawn	—	8/2/2021	8/2/2023	8,180	—	(82)
						(24)	(106)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/15/2027	2,861	(29)	(29)
	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/13/2023	8,343	—	(83)
						(29)	(112)	(0.01)%
Deca Dental Holdings LLC
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	8/26/2021	8/26/2027	3,027	(30)	(30)
	First lien (3)(15)(18) - Undrawn	—	8/26/2021	8/28/2023	9,080	—	(91)
						(30)	(121)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	3/1/2021	3/1/2023	$10,664	$—	$(160)	(0.01)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(18) - Undrawn	—	12/22/2021	12/22/2027	3,659	(37)	(37)
	First lien (3)(18) - Undrawn	—	12/22/2021	12/22/2023	25,420	—	(254)
						(37)	(291)	(0.02)%
Total Unfunded Debt Investments - United States						$(581)	$(1,256)	(0.09)%
Unfunded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First lien (3)(15)(16)(18) - Undrawn	—	8/6/2021	7/9/2023	£9,521	$—	$(143)	(0.01)%
Total Unfunded Debt Investments - Jersey						$—	$(143)	(0.01)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(15)(18) - Undrawn	—	10/1/2021	10/1/2027	$4,439	$(44)	$(44)	(0.00) %
Total Unfunded Debt Investments - Netherlands						$(44)	$(44)	(0.00) %
Total Unfunded Debt Investments						$(625)	$(1,443)	(0.10)%
Total Non-Controlled/Non-Affiliated Investments						$2,323,224	$2,283,779	170.10%
Non-Controlled/Affiliated Investments (43)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (24)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	13.00% (6.50% + 6.50%/PIK)*	12/11/2020	1/26/2027	$15,434	$15,302	$15,841	1.18%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(15)	15.00% PIK/Q(41)*	9/12/2019	9/12/2023	5	5	—	—%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	10.00% PIK/Q(41)*	3/30/2021	—	247	—	—
	First lien (3)(15)	11.00% (L + 10.00% PIK/M)(41)*	7/23/2020	—	3,409	—	—
						—	—	—%
Total Funded Debt Investments - United States						$15,307	$15,841	1.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Equity - United States
TVG-Edmentum Holdings, LLC (24)
Education	Ordinary shares (3)(15)	—	12/11/2020	—	48,899	$52,711	$114,934	8.56%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	7/31/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(15)	—	7/31/2017	—	2,786,000	1,282	401
						12,783	4,000	0.30%
Total Shares - United States						$65,494	$118,934	8.86%
Total Non-Controlled/Affiliated Investments						$80,801	$134,775	10.04%
Controlled Investments (44)
Funded Debt Investments - United States
New Benevis Topco, LLC (32)
New Benevis Holdco, Inc.
Healthcare Services	First lien (2)(15)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	$33,133	$33,133	$33,133
	First lien (8)(15)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	8,129	8,129	8,129
	First lien (3)(15)	10.50% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	3,992	3,992	3,992
	Subordinated (3)(15)	12.00% PIK/M*	10/6/2020	10/6/2025	16,556	14,250	13,603
						59,504	58,857	4.39%
UniTek Global Services, Inc.
Business Services	First lien (2)(15)	8.50% (L + 5.50% + 2.00% PIK/Q)*	6/29/2018	8/20/2024	12,643	12,643	12,643
	First lien (3)(15)	8.50% (L + 5.50% + 2.00% PIK/Q)*	3/16/2020	8/20/2024	9,363	8,628	9,363
	First lien (2)(15)	8.50% (L + 5.50% + 2.00% PIK/Q)*	6/29/2018	8/20/2024	2,528	2,528	2,528
	First lien (3)(15)	8.50% (L + 5.50% + 2.00% PIK/Q)*	6/29/2018	8/20/2024	1,354	1,208	1,354
	Second lien (3)(15)	15.00% PIK/Q*	12/16/2020	2/20/2025	9,970	9,970	9,970
						34,977	35,858	2.67%
Tenawa Resource Holdings LLC (21)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(15)	14.00% PIK/Q*	12/17/2021	10/30/2026	31,624	18,821	18,821
	First lien (3)(15)	10.50% (L + 8.50%/Q)	12/17/2021	10/30/2026	16,000	16,000	16,000
						34,821	34,821	2.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
NHME Holdings Corp. (28)
National HME, Inc.
Healthcare Services	Second lien (3)(15)	12.00% PIK/Q*	11/27/2018	5/27/2024	21,016	$18,816	$13,030
	Second lien (3)(15)	12.00% PIK/Q*	11/27/2018	5/27/2024	15,148	14,621	11,817
						33,437	24,847	1.85%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	18.00% PIK/M*	10/30/2020	12/31/2024	18,216	18,216	18,216
	First lien (3)(15)(18) - Drawn	10.00% (L + 9.00% PIK/M)*	10/30/2020	12/31/2024	5,543	5,543	5,543
						23,759	23,759	1.77%
Total Funded Debt Investments - United States						$186,498	$178,142	13.27%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	5/4/2018	—	—	$140,000	$140,000	10.43%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	5/5/2021	—	—	112,400	112,400	8.37%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	6/20/2018	—	—	87,203	107,870	8.03%
New Benevis Topco, LLC (32)
Healthcare Services	Ordinary shares (2)(15)	—	10/6/2020	—	269,027	27,154	34,548
	Ordinary shares (8)(15)	—	10/6/2020	—	66,007	6,662	8,476
	Ordinary shares (3)(15)	—	10/6/2020	—	60,068	6,105	7,714
						39,921	50,738	3.78%
NM GLCR LP
Net Lease	Membership interest (7)(15)	—	2/1/2018	—	—	14,750	50,687	3.77%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	10/6/2017	—	—	12,538	24,676	1.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)(27)	—	8/17/2018	—	12,697,683	$12,698	$11,085
	Preferred shares (3)(15)(27)	—	8/29/2019	—	7,546,829	7,547	7,215
	Preferred shares (3)(15)(26)(41)	—	6/30/2017	—	19,795,435	19,795	396
	Preferred shares (2)(15)(25)(41)	—	1/13/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)(25)(41)	—	1/13/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	1/13/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(15)	—	1/13/2015	—	1,993,749	532	—
						76,890	18,696	1.39%
NM APP US LLC
Net Lease	Membership interest (7)(15)	—	9/13/2016	—	—	5,080	14,891	1.11%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	10/30/2020	—	100	11,155	11,000	0.82%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	9/30/2019	—	—	6,272	8,286	0.62%
NM DRVT LLC
Net Lease	Membership interest (7)(15)	—	11/18/2016	—	—	5,152	7,984	0.59%
NM JRA LLC
Net Lease	Membership interest (7)(15)	—	8/12/2016	—	—	2,043	3,996	0.30%
NHME Holdings Corp. (28)
Healthcare Services	Ordinary shares (3)(15)	—	11/27/2018	—	640,000	4,000	2,000	0.15%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	6/20/2018	—	—	998	1,197	0.09%
NM KRLN LLC
Net Lease	Membership interest (7)(15)	—	11/15/2016	—	—	9,222	244	0.02%
QID TRH Holdings LLC (21)
Tenawa Resource Holdings LLC
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—	10/1/2021	—	80	—	—
	Profit Interest (6)(15)	—	10/1/2021	—	5	—	—
						—	—	—%
Total Shares - United States						$527,624	$554,665	41.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	9/13/2016	—	—	$7,345	$9,422	0.70%
Total Shares - Canada						$7,345	$9,422	0.70%
Total Shares						$534,969	$564,087	42.01%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	12/16/2020	2/20/2025	8,523	$—	$13,081	0.97%
NHME Holdings Corp. (28)
Healthcare Services	Warrants (3)(15)	—	11/27/2018	—	160,000	1,000	500	0.04%
Total Warrants - United States						$1,000	$13,581	1.01%
Total Funded Investments						$722,467	$755,810	56.29%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	10/30/2020	12/31/2024	$4,977	$—	$—	—%
Tenawa Resource Holdings LLC (21)
Tenawa Resource Management LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	12/17/2021	10/30/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States						$—	$—	—%
Total Controlled Investments						$722,467	$755,810	56.29%
Total Investments						$3,126,492	$3,174,364	236.43%

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
(12)Investment is held in NMF OEC, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

(13)Investment is held in NMF Pioneer, Inc.
(14)Investment is held in NMF TRM, LLC.
(15)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2021, the par value U.S. dollar equivalent of the first lien term loan, drawn first lien term loan and the undrawn first lien term loan is $17,428, $5,103 and $12,884, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(17)Par amount is denominated in United States Dollar unless otherwise noted, British Pound ("£").
(18)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(19)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (Sonia), and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2021.
(20)The Company holds investments in Education Management Corporation and one related entity of Education Management Corporation. The Company holds series A-1 convertible preferred stock and common stock in Education Management Corporation and holds tranche A first lien term loans and a tranche B first lien term loan in Education Management II LLC, which is an indirect subsidiary of Education Management Corporation.
(21)The Company holds investments in multiple entities of Tenawa Resource Holdings LLC. The Company holds 4.6% of the Class B profits interest in QID NGL, LLC (which at closing represented 97% of the ownership in the class B units in QID TRH Holdings, LLC), class A common units of Tenawa Resource Holdings LLC, and holds a tranche A first lien term loan, a tranche B first lien term loan and a first lien revolver in Tenawa Resource Management LLC.
(22)The Company holds preferred equity in OEC Holdco, LLC, and two second lien term loans in OEConnection LLC, a wholly-owned subsidiary of OEC Holdco, LLC. The preferred equity is entitled to receive prefenential dividends of 11.00% per annum.
(23)The Company holds investments in two wholly-owned subsidiaries of Appriss Health Holdings, Inc. The company holds a first lien term loan and a first lien revolver in Appriss Health, LLC, and preferred equity in Appriss Health Intermediate Holdings, Inc. The preferred equity is entitled to receive preferential dividends at a rate of 11.00% per annum.
(24)The Company holds ordinary shares in TVG-Edmentum Holdings, LLC, and subordinated notes in Edmentum Ultimate Holdings, LLC, a wholly-owned subsidiary of TVG-Edmentum Holdings, LLC. The ordinary shares are entitled to receive cumulative preferential dividends at a rate of 12.0% per annum.
(25)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 13.5% per annum payable in additional shares.
(26)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to receive cumulative preferential dividends at a rate of 19.0% per annum payable in additional shares.
(27)The Company holds preferred equity in UniTek Global Services, Inc. that is entitled to received cumulative preferential dividends at a rate of 20.0% per annum payable in additional shares.
(28)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as second lien term loans in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.
(29)The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares.
(30)The Company holds preferred equity in Dealer Tire Holdings, LLC that is entitled to receive cumulative preferential dividends at a rate of 7.00% per annum.
(31)The Company holds preferred equity in Symplr Software Intermediate Holdings, Inc. that is entitled to receive cumulative preferential dividends at a rate of L + 10.50% per annum.
(32)The Company holds ordinary shares in New Benevis Topco, LLC, and holds first lien last out term loans and subordinated notes in New Benevis Holdco Inc., a wholly-owned subsidiary of New Benevis Topco, LLC.
(33)The Company holds ordinary shares in AAC Lender Holdings, LLC and a first lien term loan, first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(34)The Company holds preferred equity in Project Essential Super Parent, LLC that is entitled to receive cumulative preferential dividends at a rate of L + 9.50% per annum.
(35)The Company holds investments in two wholly-owned subsidiary of Diamond Parent Holdings Corp. The Company holds three first lien term loans and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The preferred equity in Diligent Preferred Issuer Inc. is entitled to receive cumulative preferential dividends at a rate 10.50% per annum.
(36)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The preferred equity in ACI Parent Inc. is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
(37)The Company holds preferred equity in HB Wealth Management, LLC that is entitled to receive cumulative preferential dividends at a rate of 4.00% per annum.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

(38)The Company holds ordinary shares in FS WhiteWater Holdings, LLC, and a first lien term loan, a first lien revolver, and two first lien delayed draws in FS WhiteWater Borrwer, LLC, a partially-owned subsidiary of FS WhiteWater Holdings, LLC.
(39)The Company holds ordinary shares in Pioneer Topco I, L.P., and a first lien term loan and a first lien revolver in Pioneer Buyer I, LLC, a wholly-owned subsidiary of Pioneer Topco I, L.P.
(40)The Company holds ordinary shares in OA Topco, L.P., and a first lien term loan and a first lien revolver in OA Buyer, Inc., a wholly-owned subsidary of OA Topco, L.P.
(41)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(42)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $21,422 as of December 31, 2021. See Note 2. Summary of Significant Accounting Policies, for details.
(43)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2021 and December 31, 2020 along with transactions during the year ended December 31, 2021 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income	Dividend Income	Other Income
Permian Holdco 1, Inc. / Permian Holdco 2, Inc. / Permian Holdco 3, Inc. / Permian Trust	$—	$225	$(12,438)	$(12,213)	$12,213	$—	$—	$—	$—
Sierra Hamilton Holdings Corporation	4,776	11	(828)	2	41	4,000	188	—	24
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	98,236	5,575	(27,287)	20,549	54,251	130,775	1,825	5,123	321
Total Non-Controlled/Affiliated Investments	$103,012	$5,811	$(40,553)	$8,338	$66,505	$134,775	$2,013	$5,123	$345

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

(44)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of December 31, 2021 and December 31, 2020 along with transactions during the year ended December 31, 2021 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income	Dividend Income	Other Income
Edmentum Inc.	$—	$—	$—	$2,207	$—	$—	$—	$—	$1,200
National HME, Inc./NHME Holdings Corp.	27,530	8,094	—	—	(8,277)	27,347	4,594	—	500
New Benevis Topco, LLC / New Benevis Holdco, Inc.	98,442	5,417	—	—	5,736	109,595	6,956	—	1,500
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	29,336	5,423	—	—	—	34,759	3,522	—	634
NM APP CANADA CORP	12,302	—	—	—	(2,880)	9,422	—	978	—
NM APP US LLC	7,410	—	—	—	7,481	14,891	—	561	—
NM CLFX LP	14,885	—	—	—	9,791	24,676	—	1,521	—
NM DRVT LLC	7,084	—	—	—	900	7,984	—	466	—
NM JRA LLC	3,830	—	—	—	166	3,996	—	268	—
NM GLCR LP	29,130	—	—	—	21,557	50,687	—	1,892	—
NM KRLN LLC	1,501	641	—	—	(1,898)	244	—	—	—
NM NL Holdings, L.P.	67,132	32,757	—	—	7,981	107,870	—	7,414	—
NM GP Holdco, LLC	703	415	—	—	79	1,197	—	52	—
NM YI LLC	6,852	—	—	—	1,434	8,286	—	877	—
NMFC Senior Loan Program I LLC	23,000	10,000	(33,000)	—	—	—	—	741	—
NMFC Senior Loan Program II LLC	79,400	—	(79,400)	—	—	—	—	2,410	—
NMFC Senior Loan Program III LLC	120,000	20,000	—	—	—	140,000	—	16,712	—
NMFC Senior Loan Program IV LLC	—	112,400	—	—	—	112,400	—	7,767	—
Tenawa Resource Management LLC / Tenawa Resource Holdings LLC / QID TRH Holdings LLC (C)	—	64,776	(45,892)	(11,243)	15,937	34,821	845	—	8
UniTek Global Services, Inc.	72,338	6,669	(2,712)	1	(8,660)	67,635	3,880	4,497	738
Total Controlled Investments	$600,875	$266,592	$(161,004)	$(9,035)	$49,347	$755,810	$19,797	$46,156	$4,580

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2021, 18.0% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2021

December 31, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	52.23%
Second lien	19.76%
Subordinated	1.60%
Equity and other	26.41%
Total investments	100.00%

December 31, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	24.61%
Business Services	16.19%
Healthcare Services	16.07%
Investment Funds (includes investments in joint ventures)	7.95%
Education	7.89%
Net Lease	7.22%
Consumer Services	3.50%
Distribution & Logistics	3.28%
Insurance Services	2.37%
Specialty Chemicals & Materials	1.90%
Information Technology	1.85%
Financial Services	1.76%
Healthcare Information Technology	1.67%
Energy	1.22%
Packaging	1.06%
Federal Services	0.40%
Business Products	0.33%
Consumer Products	0.32%
Industrial Services	0.23%
Information Services	0.18%
Total investments	100.00%

December 31, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	88.54%
Fixed rates	11.46%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2021
(in thousands, except share data)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). NMFC is also registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Since NMFC’s IPO, and through December 31, 2021, NMFC raised approximately $905,610 in net proceeds from additional offerings of its common stock.
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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID"), NMF YP Holdings Inc. ("NMF YP"), NMF Permian Holdings LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates its tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.

New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to "triple net" leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company's portfolio may be concentrated in a limited number of industries. As of December 31, 2021, the Company’s top five industry concentrations were software, business services, healthcare services, investment funds (which includes the Company's investments in its joint ventures) and education.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946"). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB, NMF TRM, NMF Pioneer and NMF OEC and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2021.
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

Below is certain summarized property information for NMNLC as of December 31, 2021:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2021
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$109,067
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	214	50,687
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	24,676
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	14,891
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	9,422
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,286
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	7,984
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	3,996
NM KRLN LLC	None	N/A	MD	95	244
					$229,253
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860"), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2021 and December 31, 2020, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $21,422 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company's contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2021 and December 31, 2020.
Revenue recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company recognized PIK and non-cash interest from investments of $23,343, $17,002 and $9,495, respectively, and PIK and non-cash dividends from investments of $19,485, $13,447 and $18,698, respectively.

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
For the year ended December 31, 2021, the Company recognized a total income tax expense of approximately $232 for the Company's consolidated subsidiaries. For the year ended December 31, 2021, the Company recorded current income tax expense of approximately $118 and deferred income tax provision of approximately $114. For the year ended December 31, 2020, the Company recognized a total income tax benefit of approximately $991 for the Company's consolidated subsidiaries.

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
As of December 31, 2021 and December 31, 2020, the Company had $13 of deferred tax liabilities and $101 of deferred tax assets, respectively, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
    Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC 740") through December 31, 2021. The 2018 through 2021 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
The Company applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is equal to or greater than 110.0% of the last determined net asset value of the shares, the Company will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of the Company's common stock on the NASDAQ Global Select Market (the "NASDAQ") on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NASDAQ or, if no sale is reported for such day, the average of their electronically reported bid and ask prices.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated to, repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2021, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2022 or until $50,000 of outstanding shares of common stock have been repurchased. During the years ended December 31, 2021 and December 31, 2020, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the Repurchase Program.
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company isolates that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation)" and "Net realized gains (losses)" in the Company's Consolidated Statements of Operations.
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
Note 3. Investments
At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,682,541	$1,657,815
Second lien	645,370	627,356
Subordinated	54,996	50,742
Equity and other	743,585	838,451
Total investments	$3,126,492	$3,174,364
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$782,714	$781,304
Business Services	578,635	514,013
Healthcare Services	510,832	509,941
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,895	250,351
Net Lease	150,603	229,253
Consumer Services	111,464	111,140
Distribution & Logistics	106,211	104,112
Insurance Services	76,307	75,094
Specialty Chemicals & Materials	60,295	60,367
Information Technology	58,570	58,553
Financial Services	55,424	55,745
Healthcare Information Technology	52,804	52,946
Energy	47,702	38,759
Packaging	34,763	33,723
Federal Services	12,797	12,790
Business Products	10,764	10,586
Consumer Products	10,218	10,206
Industrial Services	7,368	7,362
Information Services	5,726	5,719
Total investments	$3,126,492	$3,174,364

At December 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,601,438	$1,576,217
Second lien	699,263	692,828
Subordinated	46,407	36,939
Equity and other	650,561	647,518
Total investments	$2,997,669	$2,953,502

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$810,907	$815,109
Business Services	673,680	623,609
Healthcare Services	483,845	479,084
Education	236,922	238,034
Investment Funds (includes investments in joint ventures)	222,400	222,400
Net Lease	116,791	150,829
Federal Services	82,637	83,742
Consumer Services	78,231	78,538
Specialty Chemicals & Materials	62,037	61,651
Distribution & Logistics	65,589	57,878
Healthcare Information Technology	47,610	47,915
Industrial Services	36,581	36,744
Energy	55,309	34,112
Packaging	14,371	13,069
Business Products	10,759	10,788
Total investments	$2,997,669	$2,953,502
As of December 31, 2021, the Company's aggregate principal amount of its first lien term loans and subordinated position in American Achievement Corporation ("AAC") was $29,137 and $5,230, respectively, of which $12,571 and $5,230, respectively, are on non-accrual status. As of December 31, 2021, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $12,551, an aggregate fair value of $6,954 and total unearned interest income of $615 for the year then ended.
During the third quarter of 2021, the Company placed its second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of December 31, 2021, the Company's second lien position in Sierra had an aggregate cost basis of $5, an aggregate fair value of $0, and total unearned interest income of $1 for the year then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of December 31, 2021, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $5,871 for the year then ended. During the third quarter of 2021, the Company placed an aggregate principal amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of December 31, 2021, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $396 and total unearned dividend income of approximately $2,959 for the year then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of December 31, 2021, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $957, an aggregate fair value of $0 and total unearned interest income of $18 for the year then ended.

As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $86,989 and $0, respectively. As of December 31, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $128,446. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2021.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of December 31, 2021, the SPP Agreement has a cost basis of $14,500 and a fair value of $10,354, which is reflective of the higher inherent risk in this transaction.
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

Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of December 31, 2020. As of May 5, 2021, all investments in the SLP I portfolio are included in the consolidated portfolio of SLP IV.

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

Below is certain summarized financial information for SLP I as of May 4, 2021 and December 31, 2020 and for the period from January 1, 2021 through May 4, 2021 and for the years ended December 31, 2020 and December 31, 2019:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
Investments at fair value (cost of $120,921 and $127,241, respectively)	$119,642	$124,659
Receivable from in-kind distributions	—	100,404
Receivable from unsettled securities sold	—	1,662
Cash and other assets	2,279	6,461
Total assets	$121,921	$233,186

Credit facility	$79,467	$188,867
Deferred financing costs	—	(296)
Distribution payable	310	2,538
Other liabilities	388	1,364
Total liabilities	80,165	192,473

Members' capital	$41,756	$40,713
Total liabilities and members' capital	$121,921	$233,186

	Year Ended December 31,
Selected Statement of Operations Information:	2021(1)	2020	2019
Interest income	$2,555	$17,609	$22,618
Other income	13	58	189
Total investment income	2,568	17,667	22,807

Interest and other financing expenses	852	5,518	10,356
Other expenses	591	1,704	1,668
Total expenses	1,443	7,222	12,024
Less: expenses waived and reimbursed	—	(155)	(202)
Net expenses	1,443	7,067	11,822
Net investment income	1,125	10,600	10,985

Net realized gains (losses) on investments	1	(400)	133
Net change in unrealized appreciation (depreciation) of investments	1,302	(2,831)	263
Net increase in members' capital	$2,428	$7,369	$11,381

(1)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.

Pursuant to the First Amended and Restated Limited Liability Company Agreement effective December 11, 2020 (the "Restated SLP I Agreement"), the Company was no longer entitled to, and SLP I no longer paid management fees for investment management services provided to SLP I. For the period from January 1, 2021 through May 4, 2021, the Company did not earn management fees related to SLP I. For the period January 1, 2020 to December 11, 2020 and for the year ended December 31, 2019, the Company earned approximately $898 and $1,142, respectively, in management fees related to SLP I, which is included in other income. As of December 31, 2021 and December 31, 2020, approximately $0 and $117, respectively, of management fees related to SLP I was included in receivable from affiliates. For the period from January 1, 2021 through May 4, 2021 and for the years ended December 31, 2020 and December 31, 2019, the Company earned approximately $741, $2,753 and $3,073, respectively, of dividend income related to SLP I, which is included in dividend income. As of December 31, 2021 and December 31, 2020, approximately $0 and $657, respectively, of dividend income related to SLP I was included in interest and dividend receivable.

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

Below is certain summarized financial information for SLP II as of May 4, 2021 and December 31, 2020 and for the period from January 1, 2021 through May 4, 2021 and the years ended December 31, 2020 and December 31, 2019:

Selected Balance Sheet Information:	May 4, 2021	December 31, 2020
Investments at fair value (cost of $254,139 and $278,595, respectively)	$250,290	$271,149
Cash and other assets	5,691	8,759
Total assets	$255,981	$279,908

Credit facility	$158,470	$183,970
Deferred financing costs	—	(534)
Distribution payable	535	2,500
Other liabilities	460	1,058
Total liabilities	159,465	186,994

Members' capital	$96,516	$92,914
Total liabilities and members' capital	$255,981	$279,908

	Year Ended December 31,
Selected Statement of Operations Information:	2021(1)	2020	2019
Interest income	$4,744	$18,035	$24,175
Other income	—	89	145
Total investment income	4,744	18,124	24,320

Interest and other financing expenses	1,560	5,814	10,882
Other expenses	148	469	532
Total expenses	1,708	6,283	11,414
Less: expenses waived and reimbursed	—	—	(20)
Net expenses	1,708	6,283	11,394
Net investment income	3,036	11,841	12,926

Net realized gains (losses) on investments	3	(800)	410
Net change in unrealized appreciation (depreciation) of investments	3,597	(1,111)	(1,958)
Net increase in members' capital	$6,636	$9,930	$11,378

(1)Reflects the results of operations for the period from January 1, 2021 through May 4, 2021.
For the period from January 1, 2021 through May 4, 2021 and for the years ended December 31, 2020 and December 31, 2019, the Company earned approximately $2,410, $8,708 and $11,116, respectively, of dividend income related to SLP II, which is included in dividend income. As of December 31, 2021 and December 31, 2020, approximately $0 and $1,985, respectively, of dividend income related to SLP II was included in interest and dividend receivable.

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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2021, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2021 and December 31, 2020.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of LIBOR plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of December 31, 2021 and December 31, 2020, SLP III had total investments with an aggregate fair value of approximately $702,148 and $609,961, respectively, and debt outstanding under its credit facility of $510,900 and $424,200, respectively. As of December 31, 2021 and December 31, 2020, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2021 and December 31, 2020, SLP III had unfunded commitments in the form of delayed draws of $4,569 and $7,838, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2021 and December 31, 2020 :

	December 31, 2021	December 31, 2020
First lien investments (1)	$709,517	$626,985
Weighted average interest rate on first lien investments (2)	4.50%	4.72%
Number of portfolio companies in SLP III	80	69
Largest portfolio company investment (1)	$23,489	$23,735
Total of five largest portfolio company investments (1)	$95,504	$99,159

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	$2,424	$2,413	$2,424
Advisor Group Holdings, Inc.	Financial Services	4.60% (L + 4.50%)	7/31/2026	9,800	9,766	9,832
AG Parent Holdings, LLC	Healthcare Services	5.10% (L + 5.00%)	7/31/2026	12,250	12,207	12,227
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	6,907	6,861	6,706
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.35% (L + 4.25%)	10/9/2026	5,895	5,853	5,877
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.10% (L + 4.00%)	6/11/2026	4,302	4,273	4,278
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,456	19,388	19,455
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,033	4,018	4,033
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	2,260	2,240	2,262
Bluefin Holding, LLC	Software	4.43% (L + 4.25%)	9/4/2026	9,800	9,696	9,800
Bracket Intermediate Holding Corp.	Healthcare Services	4.38% (L + 4.25%)	9/5/2025	14,513	14,471	14,498
Brave Parent Holdings, Inc.	Software	4.10% (L + 4.00%)	4/18/2025	4,347	4,339	4,352
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	6,948	6,910	6,961
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	6,985	6,893	6,977
CE Intermediate I, LLC	Software	4.50% (L + 4.00%)	11/10/2028	11,004	10,927	10,934
CentralSquare Technologies, LLC	Software	3.97% (L + 3.75%)	8/29/2025	14,550	14,529	13,761
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	967	967	967
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,775	5,750	5,724
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	2,985	2,969	2,985
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	4,455	4,450	4,455
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	862	861	862
Confluent Health, LLC	Healthcare Services	4.50% (L + 4.00%)	11/30/2028	12,054	11,993	12,053
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	10/16/2028	4,545	4,523	4,541
Covenant Surgical Partners, Inc.	Healthcare Services	4.10% (L + 4.00%)	7/1/2026	9,777	9,711	9,655
Covenant Surgical Partners, Inc.	Healthcare Services	4.10% (L + 4.00%)	7/1/2026	2,000	1,980	1,975
CRCI Longhorn Holdings, Inc.	Business Services	3.60% (L + 3.50%)	8/8/2025	14,513	14,471	14,408
Dealer Tire, LLC	Distribution & Logistics	4.35% (L + 4.25%)	12/12/2025	9,800	9,783	9,817
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.25% (L + 3.50%)	3/31/2028	7,463	7,435	7,471
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/27/2028	14,133	13,970	14,124
Drilling Info Holdings, Inc.	Business Services	4.35% (L + 4.25%)	7/30/2025	18,387	18,335	18,249
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	4,250	4,230	4,234
Energize Holdco LLC	Business Services	4.25% (L + 3.75%)	12/8/2028	12,582	12,519	12,550
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	7,345	7,316	7,388
EyeCare Partners, LLC	Healthcare Services	3.97% (L + 3.75%)	2/18/2027	14,760	14,745	14,678
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	9,500	9,408	9,524
Frontline Technologies Intermediate Holdings, LLC	Software	6.25% (L + 5.25%)	9/18/2023	6,448	6,448	6,448
Frontline Technologies Intermediate Holdings, LLC	Software	6.25% (L + 5.25%)	9/18/2023	2,012	2,012	2,012
Greenway Health, LLC	Healthcare I.T.	4.75% (L + 3.75%)	2/16/2024	14,369	14,374	13,790
Heartland Dental, LLC	Healthcare Services	3.60% (L + 3.50%)	4/30/2025	18,350	18,302	18,191
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	18,254	18,112	18,214
Higginbotham Insurance Agency, Inc.	Insurance Services	6.25% (L + 5.50%)	11/25/2026	9,170	9,096	9,239
HighTower Holding, LLC	Financial Services	4.75% (L + 4.00%)	4/21/2028	4,826	4,781	4,838
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	15,964	15,951	15,997
Kestra Advisor Services Holdings A, Inc.	Financial Services	4.36% (L + 4.25%)	6/3/2026	12,058	12,000	11,998
LI Group Holdings, Inc.	Software	4.50% (L + 3.75%)	3/11/2028	4,620	4,610	4,620
LSCS Holdings, Inc.	Healthcare Services	5.00% (L + 4.50%)	12/16/2028	7,644	7,605	7,663
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	5,773	5,745	5,777
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	4.75% (L + 3.75%)	10/19/2027	2,939	2,914	2,956

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	$4,000	$3,982	$4,008
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	4,216	4,197	4,224
MED ParentCo, LP	Healthcare Services	4.35% (L + 4.25%)	8/31/2026	12,718	12,633	12,727
Mercury Borrower, Inc.	Business Services	4.00% (L + 3.50%)	8/2/2028	4,211	4,189	4,204
MH Sub I, LLC (Micro Holding Corp.)	Software	4.75% (L + 3.75%)	9/13/2024	10,804	10,777	10,842
National Intergovernmental Purchasing Alliance Company	Business Services	3.72% (L + 3.50%)	5/23/2025	8,540	8,538	8,526
Navex Topco, Inc.	Software	3.36% (L + 3.25%)	9/5/2025	17,024	16,927	16,946
Netsmart, Inc.	Healthcare I.T.	4.75% (L + 4.00%)	10/1/2027	3,980	3,980	3,992
Newport Group Holdings II, Inc.	Business Services	3.72% (L + 3.50%)	9/12/2025	4,838	4,824	4,835
Outcomes Group Holdings, Inc.	Healthcare Services	3.47% (L + 3.25%)	10/24/2025	3,366	3,361	3,335
Peraton Corp.	Federal Services	4.50% (L + 3.75%)	2/1/2028	7,444	7,410	7,460
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	4.25% (L + 3.50%)	2/14/2025	5,719	5,716	5,726
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	7,919	7,850	7,929
Premise Health Holding Corp.	Healthcare Services	3.72% (L + 3.50%)	7/10/2025	7,483	7,462	7,455
Project Ruby Ultimate Parent Corp.	Healthcare I.T.	4.00% (L + 3.25%)	3/10/2028	11,414	11,361	11,407
Quest Software US Holdings Inc.	Software	4.38% (L + 4.25%)	5/16/2025	14,550	14,511	14,555
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	13,965	13,933	13,941
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	5,844	5,816	5,841
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,406	2,405	2,406
Snap One Holdings Corp.	Distribution & Logistics	5.00% (L + 4.50%)	12/8/2028	6,672	6,606	6,664
Sovos Brands Intermediate, Inc.	Food & Beverage	4.50% (L + 3.75%)	6/8/2028	9,429	9,407	9,437
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.47% (L + 4.25%)	7/30/2025	12,058	12,041	11,666
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	3,862	3,853	3,854
Symplr Software, Inc.	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	15,880	15,750	15,938
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	14,888	14,790	14,925
Therapy Brands Holdings LLC	Healthcare I.T.	4.75% (L + 4.00%)	5/18/2028	3,400	3,384	3,400
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	5,953	5,924	5,953
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	7,577	7,563	7,535
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	7/28/2028	4,910	4,886	4,904
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	9,950	9,883	9,984
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	4,538	4,524	4,538
VetCor Professional Practices LLC	Consumer Services	5.00% (L + 4.25%)	7/2/2025	6,980	6,846	6,922
VT Topco, Inc.	Business Services	3.35% (L + 3.25%)	8/1/2025	2,766	2,766	2,748
VT Topco, Inc.	Business Services	4.50% (L + 3.75%)	8/1/2025	849	845	844
Waystar Technologies, Inc.	Healthcare Services	4.10% (L + 4.00%)	10/22/2026	4,066	4,058	4,069
WP CityMD Bidco LLC	Healthcare Services	3.75% (L + 3.25%)	12/22/2028	9,180	9,136	9,182
Wrench Group LLC	Consumer Services	4.22% (L + 4.00%)	4/30/2026	7,905	7,886	7,905
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,590	9,586	9,542
Total Funded Investments				$704,948	$701,756	$702,149
Unfunded Investments - First lien
Confluent Health, LLC	Healthcare Services	—	11/30/2023	$2,638	$(13)	$—
Therapy Brands Holdings LLC	Healthcare I.T.	—	5/18/2023	735	—	—
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	1,047	—	—
VT Topco, Inc.	Business Services	—	8/1/2023	149	—	(1)
Total Unfunded Investments				$4,569	$(13)	$(1)
Total Investments				$709,517	$701,743	$702,148

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2021.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP III.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2020:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Access CIG, LLC	Business Services	3.98% (L + 3.75%)	2/27/2025	$868	$868	$861
Advisor Group Holdings, Inc.	Consumer Services	5.15% (L + 5.00%)	7/31/2026	4,950	4,909	4,928
Affordable Care Holding Corp.	Healthcare Services	5.75% (L + 4.75%)	10/24/2022	5,901	5,850	5,827
AG Parent Holdings, LLC	Healthcare Services	5.15% (L + 5.00%)	7/31/2026	12,375	12,323	12,251
Ascensus Specialties LLC	Business Services	4.90% (L + 4.75%)	9/24/2026	9,900	9,858	9,931
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.40% (L + 4.25%)	10/9/2026	5,955	5,904	5,900
Astra Acquisition Corp.	Software	6.50% (L + 5.50%)	3/1/2027	11,490	11,412	11,605
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.15% (L + 4.00%)	6/11/2026	10,869	10,780	10,801
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,654	19,573	19,654
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,081	4,062	4,081
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	4,292	4,254	4,292
Bleriot US Bidco Inc.	Federal Services	5.00% (L + 4.75%)	10/31/2026	671	665	671
Bluefin Holding, LLC	Software	4.15% (L + 4.00%)	9/4/2026	9,900	9,775	9,900
Bracket Intermediate Holding Corp.	Healthcare Services	4.48% (L + 4.25%)	9/5/2025	14,663	14,610	14,516
Brave Parent Holdings, Inc.	Software	4.15% (L + 4.00%)	4/18/2025	11,217	11,190	11,147
Cano Health, LLC	Healthcare Services	5.50% (L + 4.75%)	11/23/2027	6,308	6,244	6,244
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	7,038	6,932	6,967
CentralSquare Technologies, LLC	Software	4.00% (L + 3.75%)	8/29/2025	14,700	14,674	13,745
Certara Holdco, Inc.	Healthcare I.T.	3.75% (L + 3.50%)	8/15/2024	1,246	1,248	1,247
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	977	977	914
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,833	5,804	5,833
Confluent Health, LLC	Healthcare Services	5.15% (L + 5.00%)	6/24/2026	4,398	4,354	4,348
Covenant Surgical Partners, Inc.	Healthcare Services	4.15% (L + 4.00%)	7/1/2026	9,876	9,795	9,678
CRCI Longhorn Holdings, Inc.	Business Services	3.65% (L + 3.50%)	8/8/2025	14,663	14,611	14,498
Dealer Tire, LLC	Distribution & Logistics	4.40% (L + 4.25%)	12/12/2025	9,900	9,879	9,859
Dentalcorp Health Services ULC (fka Dentalcorp Perfect Smile ULC)	Healthcare Services	4.75% (L + 3.75%)	6/6/2025	14,636	14,611	14,421
Drilling Info Holdings, Inc.	Business Services	4.40% (L + 4.25%)	7/30/2025	18,576	18,511	18,035
Edgewood Partners Holdings LLC	Business Services	5.25% (L + 4.25%)	9/6/2024	7,356	7,304	7,301
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	3,911	3,876	3,883
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	12,071	12,057	11,796
EyeCare Partners, LLC	Healthcare Services	3.90% (L + 3.75%)	2/18/2027	2,838	2,834	2,773
Fastlane Parent Company, Inc.	Distribution & Logistics	4.65% (L + 4.50%)	2/4/2026	3,439	3,386	3,419
Frontline Technologies Intermediate Holdings, LLC	Software	6.75% (L + 5.75%)	9/18/2023	6,513	6,513	6,513
Greenway Health, LLC	Software	4.75% (L + 3.75%)	2/16/2024	14,520	14,527	13,322
Heartland Dental, LLC	Healthcare Services	3.65% (L + 3.50%)	4/30/2025	18,540	18,478	18,104
Help/Systems Holdings, Inc.	Software	5.75% (L + 4.75%)	11/19/2026	18,440	18,270	18,440
Higginbotham Insurance Agency, Inc.	Financial Services	6.50% (L + 5.75%)	11/25/2026	7,187	7,134	7,331
Idera, Inc.	Software	5.00% (L + 4.00%)	6/28/2024	9,435	9,406	9,435
Institutional Shareholder Services Inc.	Business Services	4.75% (L + 4.50%)	3/5/2026	983	975	971
Kestra Advisor Services Holdings A, Inc.	Business Services	4.40% (L + 4.25%)	6/3/2026	9,381	9,318	9,241
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	2,627	2,612	2,575
LSCS Holdings, Inc.	Healthcare Services	4.51% (L + 4.25%)	3/17/2025	678	674	665
Maravai Intermediate Holdings, LLC	Healthcare Products	5.25% (L + 4.25%)	10/19/2027	4,125	4,085	4,148

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Market Track, LLC	Business Services	5.25% (L + 4.25%)	6/5/2024	$4,729	$4,725	$4,645
Mavis Tire Express Services Corp.	Retail	5.00% (L + 4.00%)	3/20/2025	4,828	4,733	4,846
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	10,272	10,191	10,148
MED ParentCo, LP	Healthcare Services	4.40% (L + 4.25%)	8/31/2026	2,576	2,554	2,545
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	4,502	4,492	4,480
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	871	869	867
National Intergovernmental Purchasing Alliance Company	Business Services	4.00% (L + 3.75%)	5/23/2025	8,701	8,698	8,658
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.43% (L + 4.25%)	3/9/2026	8,887	8,887	8,897
National Mentor Holdings, Inc. (aka Civitas Solutions, Inc.)	Healthcare Services	4.51% (L + 4.25%)	3/9/2026	398	398	398
Navex Topco, Inc.	Software	3.40% (L + 3.25%)	9/5/2025	18,208	18,079	17,929
Navicure, Inc.	Healthcare Services	4.75% (L + 4.00%)	10/22/2026	4,107	4,097	4,110
Newport Group Holdings II, Inc.	Business Services	3.75% (L + 3.50%)	9/12/2025	4,888	4,870	4,851
Orion Advisor Solutions, Inc.	Business Services	5.00% (L + 4.00%)	9/24/2027	5,237	5,186	5,260
Outcomes Group Holdings, Inc.	Healthcare Services	3.50% (L + 3.25%)	10/24/2025	3,400	3,394	3,349
Pelican Products, Inc.	Business Products	4.50% (L + 3.50%)	5/1/2025	4,875	4,867	4,796
Peraton Corp. (fka MHVC Acquisition Corp.)	Federal Services	6.25% (L + 5.25%)	4/29/2024	15,272	15,225	15,310
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	6,484	6,419	6,496
Premise Health Holding Corp.	Healthcare Services	3.75% (L + 3.50%)	7/10/2025	13,583	13,538	13,279
Project Accelerate Parent, LLC	Business Services	5.25% (L + 4.25%)	1/2/2025	9,822	9,786	8,939
Project Boost Purchaser, LLC	Business Services	5.00% (L + 4.25%)	6/1/2026	1,995	1,975	2,002
Quest Software US Holdings Inc.	Software	4.46% (L + 4.25%)	5/16/2025	14,700	14,650	14,480
Ryan Specialty Group, LLC	Business Services	4.00% (L + 3.25%)	9/1/2027	3,491	3,441	3,491
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,431	2,429	2,393
Sovos Brands Intermediate, Inc.	Food & Beverage	4.96% (L + 4.75%)	11/20/2025	3,591	3,582	3,609
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.50% (L + 4.25%)	7/30/2025	12,183	12,161	11,665
Symplr Software, Inc.(fka Caliper Software, Inc.)	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	10,000	9,850	9,913
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	15,000	14,888	14,888
TIBCO Software Inc.	Software	3.90% (L + 3.75%)	6/30/2026	7,654	7,637	7,572
Unified Women’s Healthcare, LP	Healthcare Servies	5.00% (L + 4.25%)	12/20/2027	10,000	9,923	9,975
Wirepath LLC	Distribution & Logistics	4.25% (L + 4.00%)	8/5/2024	17,127	17,127	16,527
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 4.50%)	8/13/2026	19,868	19,701	19,914
VT Topco, Inc.	Business Services	3.65% (L + 3.50%)	8/1/2025	2,795	2,795	2,763
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,691	9,685	8,915
Total Funded Investments				$619,147	$615,974	$609,981
Unfunded Investments - First lien
Cano Health, LLC	Healthcare Services	—	11/23/2027	$2,300	$(23)	$(23)
Covenant Surgical Partners, Inc.	Healthcare Services	—	7/1/2021	2,000	(20)	(40)
Higginbotham Insurance Agency, Inc.	Financial Services	—	11/25/2026	2,023	(15)	40
Planview Parent, Inc.	Software	—	12/17/2027	1,515	—	3
Total Unfunded Investments				$7,838	$(58)	$(20)
Total Investments				$626,985	$615,916	$609,961

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

Below is certain summarized financial information for SLP III as of December 31, 2021 and December 31, 2020 and for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

Selected Balance Sheet Information:	December 31, 2021	December 31, 2020
Investments at fair value (cost of $701,743 and $615,916, respectively)	$702,148	$609,961
Receivable from unsettled securities sold	7,351	—
Cash and other assets	16,505	10,176
Total assets	$726,004	$620,137

Credit facility	$510,900	$424,200
Deferred financing costs (net of accumulated amortization of $3,338 and $2,064, respectively)	(3,198)	(2,471)
Payable for unsettled securities purchased	34,552	47,192
Distribution payable	5,031	3,800
Other liabilities	2,378	2,501
Total liabilities	549,663	475,222

Members' capital	$176,341	$144,915
Total liabilities and members' capital	$726,004	$620,137

	Year Ended December 31,
Selected Statement of Operations Information:	2021	2020	2019
Interest income	$31,240	$27,476	$27,226
Other income	573	576	368
Total investment income	31,813	28,052	27,594

Interest and other financing expenses	10,624	11,872	14,129
Other expenses	804	747	632
Total expenses	11,428	12,619	14,761
Less: expenses waived and reimbursed	—	—	(22)
Net expenses	11,428	12,619	14,739
Net investment income	20,385	15,433	12,855

Net realized gains on investments	572	262	263
Net change in unrealized appreciation (depreciation) of investments	6,360	(418)	2,528
Net increase in members' capital	$27,317	$15,277	$15,646

For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company earned approximately $16,712, $11,864 and $10,520, respectively, of dividend income related to SLP III, which is included in dividend income. As of December 31, 2021 and December 31, 2020 approximately $4,025 and $3,040, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2021, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2021.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $504,948 and debt outstanding under its credit facility of $360,137. As of December 31, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $6,103.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2021:

December 31, 2021
First lien investments (1)	$513,298
Weighted average interest rate on first lien investments (2)	4.64%
Number of portfolio companies in SLP IV	68
Largest portfolio company investment (1)	$22,215
Total of five largest portfolio company investments (1)	$99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	$16,565	$16,518	$16,565
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	1,870	1,862	1,870
Advisor Group Holdings, Inc.	Financial Services	4.60% (L + 4.50%)	7/31/2026	11,697	11,615	11,735
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	5,329	5,293	5,173
Bayou Intermediate II, LLC	Healthcare Services	5.25% (L + 4.50%)	8/2/2028	8,693	8,652	8,704
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,976	1,969	1,976
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	410	408	410
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	1,769	1,763	1,770
Bleriot US Bidco Inc.	Federal Services	4.22% (L + 4.00%)	10/30/2026	3,980	3,980	3,983
Bracket Intermediate Holding Corp.	Healthcare Services	4.38% (L + 4.25%)	9/5/2025	4,473	4,461	4,469
Brave Parent Holdings, Inc.	Software	4.10% (L + 4.00%)	4/18/2025	2,390	2,385	2,392
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	5,737	5,731	5,748
CE Intermediate I, LLC	Software	4.50% (L + 4.00%)	11/10/2028	8,239	8,182	8,188
CentralSquare Technologies, LLC	Software	3.97% (L + 3.75%)	8/29/2025	14,550	14,530	13,761
Certara Holdco, Inc.	Healthcare Information Technology	3.60% (L + 3.50%)	8/15/2026	3,940	3,931	3,932
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,919	10,894	10,919
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,004	1,998	2,004
Confluent Health, LLC	Healthcare Services	4.50% (L + 4.00%)	11/30/2028	8,076	8,035	8,076
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	10/16/2028	3,247	3,231	3,244
Cvent, Inc.	Software	3.85% (L + 3.75%)	11/29/2024	2,322	2,319	2,322
Dealer Tire, LLC	Distribution & Logistics	4.35% (L + 4.25%)	12/12/2025	10,748	10,729	10,767
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/27/2028	9,975	9,851	9,969
Drilling Info Holdings, Inc.	Business Services	4.35% (L + 4.25%)	7/30/2025	20,500	20,449	20,346
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	10,000	9,952	9,961
Emerald 2 Limited	Business Services	3.47% (L + 3.25%)	7/12/2028	445	444	443
Energize Holdco LLC	Business Services	4.25% (L + 3.75%)	12/8/2028	9,068	9,023	9,045
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	4,429	4,396	4,455
EyeCare Partners, LLC	Healthcare Services	4.25% (L + 3.75%)	11/15/2028	8,000	7,980	7,982
EyeCare Partners, LLC	Healthcare Services	6.00% (P + 2.75%)	11/15/2028	1,364	1,360	1,360
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	6,500	6,438	6,516
Greenway Health, LLC	Healthcare Information Technology	4.75% (L + 3.75%)	2/16/2024	20,948	20,912	20,104
Heartland Dental, LLC	Healthcare Services	3.60% (L + 3.50%)	4/30/2025	3,572	3,563	3,541
Heartland Dental, LLC	Healthcare Services	4.10% (L + 4.00%)	4/30/2025	6,269	6,241	6,261
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	9,909	9,876	9,888
Hunter Holdco 3 Limited	Healthcare Services	4.75% (L + 4.25%)	8/19/2028	3,949	3,911	3,959
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	9,318	9,245	9,338
Kestra Advisor Services Holdings A, Inc.	Financial Services	4.36% (L + 4.25%)	6/3/2026	5,486	5,434	5,459
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,171	5,150	5,146
LSCS Holdings, Inc.	Healthcare Services	5.00% (L + 4.50%)	12/16/2028	5,897	5,867	5,911
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	4,124	4,104	4,126
Mandolin Technology Intermediate Holdings, Inc.	Software	4.25% (L + 3.75%)	7/31/2028	10,000	9,953	9,975
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	8,000	7,963	8,015
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	8,432	8,394	8,447
Mercury Borrower, Inc.	Business Services	4.00% (L + 3.50%)	8/2/2028	6,250	6,220	6,240
MH Sub I, LLC (Micro Holding Corp.)	Software	4.75% (L + 3.75%)	9/13/2024	7,898	7,878	7,925
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	16,734	16,719	16,734
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,051	2,050	2,051
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	862	861	862

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

National Intergovernmental Purchasing Alliance Company	Business Services	3.72% (L + 3.50%)	5/23/2025	$1,327	$1,329	$1,325
Netsmart, Inc.	Healthcare Information Technology	4.75% (L + 4.00%)	10/1/2027	6,965	6,965	6,987
OEConnection LLC	Business Services	4.10% (L + 4.00%)	9/25/2026	4,123	4,092	4,118
PetVet Care Centers, LLC	Consumer Services	4.25% (L + 3.50%)	2/14/2025	9,974	9,950	9,987
Premise Health Holding Corp.	Healthcare Services	3.72% (L + 3.50%)	7/10/2025	1,966	1,961	1,959
Project Boost Purchaser, LLC	Business Services	4.00% (L + 3.50%)	5/30/2026	2,488	2,482	2,491
Quest Software US Holdings Inc.	Software	4.38% (L + 4.25%)	5/16/2025	14,550	14,512	14,555
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	4,988	4,970	4,979
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	4,767	4,744	4,765
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,216	4,204	4,216
Snap One Holdings Corp.	Distribution & Logistics	5.00% (L + 4.50%)	12/8/2028	8,649	8,563	8,639
Sovos Brands Intermediate, Inc.	Food & Beverage	4.50% (L + 3.75%)	6/8/2028	8,290	8,270	8,296
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	4,000	3,977	3,991
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	7,839	7,834	7,858
Therapy Brands Holdings LLC	Healthcare Information Technology	4.75% (L + 4.00%)	5/18/2028	4,609	4,588	4,609
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	4,252	4,231	4,252
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	2,977	2,961	2,961
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	7/28/2028	5,303	5,277	5,296
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	7,400	7,365	7,426
USIC Holdings, Inc.	Business Services	4.25% (L + 3.50%)	5/12/2028	3,839	3,825	3,839
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	3,301	3,291	3,301
VetCor Professional Practices LLC	Consumer Services	5.00% (L + 4.25%)	7/2/2025	9,972	9,779	9,889
VT Topco, Inc.	Business Services	4.50% (L + 3.75%)	8/1/2025	8,489	8,451	8,436
WP CityMD Bidco LLC	Healthcare Services	3.75% (L + 3.25%)	12/22/2028	7,044	7,002	7,045
Wrench Group LLC	Consumer Services	4.22% (L + 4.00%)	4/30/2026	9,567	9,506	9,567
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	22,215	22,203	22,104
Total Funded Investments				$507,195	$505,052	$504,958
Unfunded Investments - First Lien
Confluent Health, LLC	Healthcare Services	-	11/30/2023	$1,759	$(9)	$—
EyeCare Partners, LLC	Healthcare Services	-	11/15/2028	636	—	(1)
Therapy Brands Holdings LLC	Healthcare Information Technology	-	5/18/2023	1,470	—	—
Thermostat Purchaser III, Inc.	Business Services	-	8/31/2023	748	—	—
VT Topco, Inc.	Business Services	-	8/4/2023	1,490	—	(9)
Total Unfunded Investments				$6,103	$(9)	$(10)
Total Investments				$513,298	$505,043	$504,948

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2021.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.

Below is certain summarized consolidated financial information for SLP IV as of December 31, 2021 and for the period from May 5, 2021 through December 31, 2021:

Selected Consolidated Balance Sheet Information:	December 31, 2021
Investments at fair value (cost of $505,043)	$504,948
Receivable from unsettled securities sold	2,595
Cash and other assets	12,912
Total assets	$520,455

Credit facility	$360,137
Deferred financing costs (net of accumulated amortization of $396)	(2,609)
Payable for unsettled securities purchased	13,893
Distribution payable	3,396
Other liabilities	1,910
Total liabilities	376,727

Members' capital	$143,728
Total liabilities and members' capital	$520,455

Selected Consolidated Statement of Operations Information:	Year Ended
December 31, 2021(1)
Interest income	$14,821
Other income	234
Total investment income	15,055

Interest and other financing expenses	4,163
Other expenses	773
Total expenses	4,936
Net investment income	10,119

Net realized gains on investments	183
Net change in unrealized appreciation of investments	5,033
Net increase in members' capital	$15,335

(1)Reflects the results of operations for the period from May 5, 2021 through December 31, 2021.
For the period from May 5, 2021 through December 31, 2021, the Company earned approximately $7,767 of dividend income related to SLP IV, which is included in dividend income. As of December 31, 2021, approximately $2,670 of dividend income related to SLP IV was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as "significant subsidiaries." This determination is made based upon an analysis performed, pursuant to which the Company must determine if any of its portfolio companies are considered a "significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of December 31, 2021, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of variants such as the delta and omicron variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population have been vaccinated, and it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,657,815	$—	$22,672	$1,635,143
Second lien	627,356	—	308,236	319,120
Subordinated	50,742	—	—	50,742
Equity and other	838,451	—	—	838,451
Total investments	$3,174,364	$—	$330,908	$2,843,456
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$1,576,217	$—	$92,850	$1,483,367
Second lien	692,828	—	122,795	570,033
Subordinated	36,939	—	—	36,939
Equity and other	647,518	—	—	647,518
Total investments	$2,953,502	$—	$215,645	$2,737,857
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2020	$2,737,857	$1,483,367	$570,033	$36,939	$647,518
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(6,785)	(10,329)	349	(5,150)	8,345
Net change in unrealized appreciation (depreciation) of investments	101,260	5,552	(7,889)	5,688	97,909
Purchases, including capitalized PIK and revolver fundings(1)	1,134,829	821,224	101,881	13,265	198,459
Proceeds from sales and paydowns of investments(1)	(987,561)	(664,671)	(209,110)	—	(113,780)
Transfers out of Level III(2)	(136,144)	—	(136,144)	—	—
Fair value, December 31, 2021	$2,843,456	$1,635,143	$319,120	$50,742	$838,451
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$94,448	$5,392	$(7,897)	$538	$96,415

(1)Includes non-cash reorganizations and restructurings.
(2)As of December 31, 2021, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2021 and December 31, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizingEBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2021 and December 31, 2020, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2021 were as follows:

				Range
Type	Fair Value as of December 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,478,445	Market & income approach	EBITDA multiple	4.5x	32.5x	14.7x
			Revenue multiple	4.0x	19.5x	7.0x
			Discount rate	4.8%	17.0%	7.6%
	55,326	Market quote	Broker quote	N/A	N/A	N/A
	101,372	Other	N/A(1)	N/A	N/A	N/A
Second lien	253,587	Market & income approach	EBITDA multiple	7.5x	32.0x	15.2x
			Discount rate	7.5%	28.2%	11.3%
	22,528	Market quote	Broker quote	N/A	N/A	N/A
	43,005	Other	N/A(1)	N/A	N/A	N/A
Subordinated	39,798	Market & income approach	EBITDA multiple	8.0x	14.5x	11.5x
			Discount rate	11.1%	18.4%	16.0%
	10,944	Other	N/A(1)	N/A	N/A	N/A
Equity and other	824,151	Market & income approach	EBITDA multiple	5.0x	26.5x	12.7x
			Revenue multiple	5.0x	19.5x	14.3x
			Discount rate	4.0%	31.3%	10.0%
	14,300	Other	N/A(1)	N/A	N/A	N/A
	$2,843,456

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
Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of December 31, 2021, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. See Note 7. Borrowings, for details. The carrying value of the SBA-guaranteed debentures, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes, the 2019A Unsecured Notes and the 2021A Unsecured Notes approximate fair value as of December 31, 2021 based on a comparison of market interest rates for the Company's borrowings and similar entities and are considered Level III. The fair value of the Convertible Notes as of December 31, 2021 was $213,577 which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of December 31, 2021 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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

Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on February 23, 2022, at a virtual meeting, for a period of 12 months commencing on May 8, 2022. The Company's board of directors held such meeting by virtual means in reliance on relief provided by the U.S. Securities and Exchange Commission (the "SEC") in response to the COVID-19 pandemic. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee. On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement (“Amendment No. 1”). As described below, the sole purpose of Amendment No. 1 was to reduce the base management fee from 1.75% of the Company’s gross assets to 1.4% of the Company’s gross assets.
Pursuant to Amendment No. 1, the base management fee is calculated at an annual rate of 1.4% of the Company's gross assets, which equals the Company's total assets on the Consolidated Statements of Assets and Liabilities, less cash and cash equivalents. Prior to Amendment No. 1, pursuant to the Investment Management Agreement, the base management fee was calculated at an annual rate of 1.75% of the Company's gross assets, which equaled the Company's total assets on the Consolidated Statements of Assets and Liabilities, less (i) the borrowings under the New Mountain Finance SPV Funding, L.L.C. Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company's gross assets, which equals the Company's total assets, as determined in accordance with GAAP, less cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter. The Company has not invested, and currently is not invested, in derivatives. To the extent the Company invests in derivatives in the future, the Company will use the actual value of the derivatives, as reported on the Consolidated Statements of Assets and Liabilities, for purposes of calculating its base management fee.
Since the IPO and through November 1, 2021, the date of Amendment No. 1, the base management fee calculation has deducted the borrowings under the SLF Credit Facility. The SLF Credit Facility had historically consisted of primarily lower yielding assets at higher advance rates. As part of an amendment to the Company’s existing credit facilities with Wells Fargo Bank, National Association, the SLF Credit Facility merged with the NMF Holdings Loan and Security Agreement, as amended and restated, dated May 19, 2011, and formed the Holdings Credit Facility on December 18, 2014, as amended and restated on October 25, 2017. See Note 7. Borrowings, for details. The amendment merged the credit facilities and combined the amount of borrowings previously available. Post credit facility merger and to be consistent with the methodology since the IPO, the Investment Adviser continued to waive management fees on the leverage associated with those assets held under revolving credit facilities that share the same underlying yield characteristics with investments leveraged under the legacy SLF Credit Facility. Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2022, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”) as opposed to the Company’s then-current (i.e., prior to Amendment No. 1) base management fee of 1.75% on gross assets less the borrowings under the SLF Credit Facility and less cash and cash equivalents. On November 2, 2021, the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ended December 31, 2023, rather than the quarter ended December 31, 2022. If, for any quarterly period during the term of the Fee Waiver Agreement, the Reduced Base Management Fee would be greater than the base management fee calculated under the terms of the Investment Management Agreement, as amended by Amendment No. 1 (i.e., 1.4% of the Company’s gross assets), the Investment Adviser shall only be entitled to the lesser of those two amounts. The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, management fees waived were approximately $13,104, $12,311 and $12,012, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of December 31, 2021), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the year ended December 31, 2021, December 31, 2020 and December 31, 2019 incentive fees waived were approximately $0, $500 and $0, respectively. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	Year Ended December 31,
	2021	2020	2019
Management fee	$52,960	$53,032	$49,115
Less: management fee waiver	(13,104)	(12,311)	(12,012)
Total management fee	39,856	40,721	37,103
Incentive fee, excluding accrued capital gains incentive fees	$29,710	$29,211	$29,288
Less: incentive fee waiver	—	(500)	—
Total incentive fee	29,710	28,711	29,288
Accrued capital gains incentive fees(1)	$—	$—	$—

(1)As of December 31, 2021, December 31, 2020 and December 31, 2019, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on February 17, 2021, for a period of 12 months commencing on May 8, 2021. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, approximately $2,827, $2,651 and $2,594, respectively, of indirect administrative expenses were included in administrative expenses of which $244, $924 and $335, respectively, were waived by the Administrator. As of December 31, 2021 and December 31, 2020, $545 and $738, respectively, of indirect administrative expenses were included in payable to affiliates. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the reimbursement to the Administrator represented approximately 0.08%, 0.06% and 0.07%, respectively, of the Company's gross assets.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain" and the "New Mountain Finance" names, as well as the NMF logo. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain" and "New Mountain Finance" names, as well as the NMF logo, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain" or the "New Mountain Finance" names, as well as the NMF logo.
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
The Company has entered into the Fee Waiver Agreement with the Investment Adviser, pursuant to which the Investment Adviser agreed to voluntarily reduce the base management fees payable to the Investment Adviser by the Company under the Investment Management Agreement beginning with the quarter ended March 31, 2021 through the quarter ending December 31, 2022. Subsequently, the Company and the Investment Adviser extended the term of the Fee Waiver Agreement to be effective through the quarter ending December 31, 2023. See Note 5. Agreements, for details.
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
The Company, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance", as well as the NMF logo.

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
On March 30, 2020, the Company entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. On December 17, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. Refer to Note 7. Borrowings for discussion of the Unsecured Management Company Revolver (defined below).
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2021, the Company’s asset coverage ratio was 181.21%.
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
As of December 31, 2021, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on April 20, 2021, the Holdings Credit Facility bears interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. From September 30, 2020 to April 19, 2021 the Holdings Credit Facility bore interest at a rate of LIBOR plus 2.00% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment Loan and Security Agreement) and LIBOR plus 2.50% per annum for all other investments. Prior to September 30, 2020, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Second Amendment to the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	Year Ended December 31,
	2021	2020	2019
Interest expense	$10,210	$14,164	$25,446
Non-usage fee	$1,282	$1,304	$643
Amortization of financing costs	$2,852	$1,507	$2,784
Weighted average interest rate	2.1%	2.7%	4.3%
Effective interest rate	3.0%	3.2%	4.8%
Average debt outstanding	$478,016	$526,645	$598,129
As of December 31, 2021, December 31, 2020 and December 31, 2019, the outstanding balance on the Holdings Credit Facility was $545,263, $450,163 and $661,563, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of December 31, 2021, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	Year Ended December 31,
	2021	2020	2019
Interest expense	$3,171	$5,023	$5,050
Non-usage fee	$213	$126	$128
Amortization of financing costs	$199	$137	$283
Weighted average interest rate	2.4%	3.2%	4.8%
Effective interest rate	2.7%	3.4%	5.2%
Average debt outstanding	$132,685	$155,497	$105,533
As of December 31, 2021, December 31, 2020 and December 31, 2019, the outstanding balance on the NMFC Credit Facility was $127,192, which included £16,400 denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars, $165,500 and $188,500, respectively, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated March 30, 2020, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on December 17, 2021, the maturity date of the Unsecured Management Company Revolver is December 31, 2024.
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of December 31, 2021, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the year ended December 31, 2021, and December 31, 2020, amortization of financing costs were $11 and $8, respectively.
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
As of December 31, 2021, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	Year Ended December 31,
	2021	2020	2019
Interest expense(1)	$5,985	$8,499	$5,809
Non-usage fee(1)	$362	$236	$218
Amortization of financing costs	$981	$641	$398
Weighted average interest rate	2.9%	3.6%	5.1%
Effective interest rate	3.5%	4.0%	5.6%
Average debt outstanding	$209,307	$233,649	$113,967

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of December 31, 2021, December 31, 2020 and December 31, 2019 the outstanding balance on the DB Credit Facility was $226,300, $244,000 and $230,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the most recent amendment on December 7, 2021, the NMNLC CA matures on February 25, 2023. The NMNLC Credit Facility II is guaranteed by the Company and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of December 31, 2021, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $20,000.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of December 7, 2021, the NMNLC Credit Facility II bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.75% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). For the year ended December 31, 2021, interest expense, non-usage fees and amortization of financing costs were $93, $3 and $83, respectively and the weighted average interest rate and effective interest rate was 2.7% and 5.1%, respectively. As of December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $15,200 and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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
The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of December 31, 2021.

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at December 31, 2021	10.0%
Conversion rate at December 31, 2021(1)(2)	65.8762
Conversion price at December 31, 2021(2)(3)	$15.18
Last conversion price calculation date	August 20, 2021

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at December 31, 2021 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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

The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	Year Ended December 31,
	2021	2020	2019
Interest expense	$11,572	$11,572	$12,959
Amortization of financing costs	$395	$396	$796
Amortization of premium	$(103)	$(103)	$(109)
Weighted average interest rate	5.8%	5.8%	5.5%
Effective interest rate	5.9%	5.9%	5.8%
Average debt outstanding	$201,250	$201,250	$234,332

As of December 31, 2021, December 31, 2020 and December 31, 2019, the outstanding balance on the Convertible Notes was $201,250, $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	Year Ended December 31,
	2021	2020	2019(1)
Interest expense	$24,401	$23,839	$21,723
Amortization of financing costs	$1,864	$1,276	$1,207
Weighted average interest rate	4.7%	5.3%	5.2%
Effective interest rate	5.1%	5.5%	5.5%
Average debt outstanding	$516,611	$453,250	$414,949

(1)For the year ended December 31, 2019, amounts reported include interest and amortization of financing costs related to the 2019A Unsecured Notes for the period from April 30, 2019 (issuance date of the 2019A Unsecured Notes) to December 31, 2019.
As of December 31, 2021, December 31, 2020 and December 31, 2019, the outstanding balance on the Unsecured Notes was $511,500, $453,250 and $453,250, respectively, and the Company was in compliance with the terms of the NPA and the 2018B Indenture as of such dates, as applicable.
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

As of December 31, 2021 and December 31, 2020, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of December 31, 2021 and December 31, 2020, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
The following table summarizes the Company's SBA-guaranteed debentures as of December 31, 2021.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	Year Ended December 31,
	2021	2020	2019
Interest expense	$8,104	$8,006	$5,819
Amortization of financing costs	$1,002	$958	$601
Weighted average interest rate	2.7%	2.8%	3.2%
Effective interest rate	3.0%	3.1%	3.6%
Average debt outstanding	$300,000	$285,852	$179,408
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2021, December 31, 2020 and December 31, 2019, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $86,989, no outstanding bridge financing commitments and other future funding commitments of $128,446. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $63,411, no outstanding bridge financing commitments and other future funding commitments of $9,715. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of December 31, 2021 and revolver borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver as of December 31, 2020. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $6,800 and $44,918, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The net asset value of the Company has experienced a significant reduction from the period of March 31, 2020 through December 31, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets. As of December 31, 2021, the net asset value of the Company has experienced a recovery from that of March 31, 2020.
The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including those caused by variants such as the delta and omicron variants, and its impact on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence and underwriting processes, and financial markets. Further, the operational and financial performance of the portfolio companies in which the Company makes investments may be significantly impacted by COVID-19, which may in turn impact the valuation of the Company's investments. The Company believes that its portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to return of capital distributions were as follows:

	Year Ended December 31,
	2021	2020	2019
Undistributed net investment income	$10,476	$18,182	$29,579
Distributions in excess of net realized gains	—	—	—
Additional paid-in-capital	(10,476)	(18,182)	(29,579)
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 were estimated to be as follows:

	Year Ended December 31,
	2021	2020	2019
Ordinary income (non-qualified)	$105,963	$101,547	$84,523
Ordinary income (qualified)	—	—	—
Capital gains	—	—	—
Return of capital	10,490	18,519	32,851
Total	$116,453	$120,066	$117,374
As of December 31, 2021, December 31, 2020 and December 31, 2019, the costs of investments for the Company for tax purposes were $3,114,145, $2,950,729 and $3,124,113, respectively.

	December 31, 2021(1)(2)	December 31, 2020(1)(2)
Tax cost	$3,114,145	$2,950,729
Gross unrealized appreciation on investments	343,520	190,217
Gross unrealized depreciation on investments	(298,616)	(181,579)
Total investments at fair value	$3,159,049	$2,959,367

(1)Includes securities purchased under collateralized agreement to resell.
(2)Excludes investments attributable to non-controlling interest in NMNLC.
At December 31, 2021, December 31, 2020 and December 31, 2019, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through undistributed income.

As of December 31, 2021, December 31, 2020 and December 31, 2019, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2021	2020	2019
Accumulated capital gains (capital loss carryforwards)	$(25,837)	$(56,486)	$(63,333)
Other temporary differences	9,722	10,695	11,791
Undistributed ordinary income	—	—	—
Unrealized (appreciation) depreciation	63,585	(2,973)	46,190
Total	$47,470	$(48,764)	$(5,352)
The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2021, the Company does not expect to incur any excise taxes. For the years ended December 31, 2020 and December 31, 2019, the Company did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	Year Ended December 31,
(unaudited)	2021	2020	2019
Distributions per share	$1.20	$1.24	$1.36
Ordinary dividends	90.99%	84.58%	72.01%
Long-term capital gains	—%	—%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(1)	74.53%	79.13%	66.87%
Qualified short-term capital gains(1)	—%	—%	—%
Return of capital	9.01%	15.42%	27.99%

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

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets of NMFC	Non-Controlling Interest in NMNLC	Total Net Assets
	Shares	Par Amount
Net assets at December 31, 2018	76,106,372	$761	$1,035,629	$61,975	$(86,338)	$(5,758)	$1,006,269	$—	$1,006,269
Issuances of common stock	20,720,970	207	282,632	—	—	—	282,839	—	282,839
Offering costs	—	—	(829)	—	—	—	(829)	—	(829)
Distributions declared	—	—	—	(117,374)	—	—	(117,374)	—	(117,374)
Net increase (decrease) in net assets resulting from operations	—	—	—	117,153	890	(5,480)	112,563	—	112,563
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(29,579)	29,579	—	—	—	—	—
Net assets at December 31, 2019	96,827,342	$968	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468	$—	$1,283,468
Distributions declared	—	—	—	(120,066)	—	—	(120,066)	(726)	(120,792)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	12,376	12,376
Net increase (decrease) in net assets resulting from operations	—	—	—	116,532	(2,802)	(55,257)	58,473	3,364	61,837
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(18,182)	18,182	—	—	—	—	—
Net assets at December 31, 2020	96,827,342	$968	$1,269,671	$105,981	$(88,250)	$(66,495)	$1,221,875	$15,014	$1,236,889
Issuances of common stock	1,080,099	11	14,644	—	—	—	14,655	—	14,655
Offering costs	—	—	(231)	—	—	—	(231)	—	(231)
Distributions declared	—	—	—	(116,453)	—	—	(116,453)	(1,222)	(117,675)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	1,792	1,792
Net increase (decrease) in net assets resulting from operations	—	—	—	117,514	(3,849)	87,734	201,399	5,783	207,182
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(11,288)	11,288	—	—	—	—	—
Net assets at December 31, 2021	97,907,441	$979	$1,272,796	$118,330	$(92,099)	$21,239	$1,321,245	$21,367	$1,342,612
On November 3, 2021, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement provides that the Company may issue and sell its shares from time to time through the Agents, up to $250,000 worth of its common stock.
For the year ended December 31, 2021, the Company sold 914,175 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $12,427, including $189 of offering expenses, from these sales.
The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2021, shares representing approximately $237,384 of its common stock remain available for issuance and sale under the Distribution Agreement.

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	Year Ended December 31,
	2021	2020	2019
Earnings per share—basic
Numerator for basic earnings per share:	$201,399	$58,473	$112,563
Denominator for basic weighted average share:	96,952,959	96,827,342	85,209,378
Basic earnings per share:	$2.08	$0.60	$1.32
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$201,399	$58,473	$112,563
Adjustment for interest on Convertible Notes and incentive fees, net	9,258	9,258	10,367
Numerator for diluted earnings per share:	$210,657	$67,731	$122,930
Denominator for basic weighted average share	96,952,959	96,827,342	85,209,378
Adjustment for dilutive effect of Convertible Notes	13,257,586	13,257,585	15,254,667
Denominator for diluted weighted average share	110,210,545	110,084,927	100,464,045
Diluted earnings per share	$1.91	$0.60	$1.22

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the years ended December 31, 2021 and December 31, 2019, there was no anti-dilution. For the year ended December 31, 2020, there was anti-dilution.

Note 13. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per share data(1):
Net asset value at the beginning of the period	$12.62	$13.26	$13.22	$13.63	$13.46
Net investment income	1.21	1.20	1.37	1.39	1.38
Net realized and unrealized (losses) gains(2)	0.86	(0.60)	0.03	(0.44)	0.15
Total net increase	2.07	0.60	1.40	0.95	1.53
Distributions declared to stockholders from net investment income	(1.20)	(1.24)	(1.36)	(1.36)	(1.36)
Net asset value at the end of the period	$13.49	$12.62	$13.26	$13.22	$13.63
Per share market value at the end of the period	$13.70	$11.36	$13.74	$12.58	$13.55
Total return based on market value(3)	31.91%	(5.24)%	20.45%	2.70%	5.54%
Total return based on net asset value(4)	16.97%	5.52%	10.90%	7.16%	11.77%
Shares outstanding at end of period	97,907,441	96,827,342	96,827,342	76,106,372	75,935,093
Average weighted shares outstanding for the period	96,952,959	96,827,342	85,209,378	76,022,375	74,171,268
Average net assets for the period	$1,261,338	$1,168,043	$1,154,615	$1,026,313	$1,011,562
Ratio to average net assets:
Net investment income	9.32%	10.05%	10.15%	10.33%	10.10%
Total expenses, before waivers/reimbursements	13.11%	14.56%	14.87%	12.90%	10.23%
Total expenses, net of waivers/reimbursements	12.05%	13.39%	13.80%	12.22%	9.45%
Average debt outstanding—Holdings Credit Facility	$478,016	$526,645	$598,129	$384,433	$345,174
Average debt outstanding—Convertible Notes	201,250	201,250	234,332	197,058	155,250
Average debt outstanding—SBA-guaranteed debentures	300,000	285,852	179,408	158,471	132,572
Average debt outstanding—Unsecured Notes	516,611	453,250	414,949	266,296	117,877
Average debt outstanding—NMFC Credit Facility(5)	132,685	155,497	105,533	117,719	54,853
Average debt outstanding—DB Credit Facility(6)	209,307	233,649	113,967	49,833	—
Average debt outstanding—NMNLC Credit Facility(7)	—	—	1,471	3,570	—
Average debt outstanding—NMNLC Credit Facility II(8)	3,501	—	—	—	—
Asset coverage ratio(9)	181.21%	180.68%	173.98%	181.37%	240.76%
Portfolio turnover	35.33%	15.43%	11.58%	36.75%	41.98%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017 were $(0.01), $0.00, $0.08, $0.00 and $0.05, respectively.
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
(5)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in GBP of £16,400 that has been converted to U.S. dollars.
(6)For the year ended December 31, 2018, average debt outstanding represents the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.
(7)For the year ended December 31, 2020, average debt outstanding represents the period from January 1, 2020 to September 23, 2020 (maturity of the NMNLC Credit Facility). For the year ended December 31, 2018, average debt outstanding represents the period from September 21, 2018 (commencement of the NMNLC Credit Facility to December 31, 2018.
(8)For the year ended December 31, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to December 31, 2021.
(9)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 14. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021.
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
Note 15. Subsequent Events
On February 23, 2022, the Company's board of directors declared a first quarter 2022 distribution of $0.30 per share payable on March 31, 2022 to holders of record as of March 17, 2022.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.
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

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those consolidated financial statements.
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

February 28, 2022

Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days following the end of our fiscal year.

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
4.3
First Supplemental Indenture, dated August 20, 2018, relating to the 5.75% Convertible Notes Due 2023, by and between New Mountain Finance Corporation and U.S. Bank National Association, as trustee(22)

4.4	Form of Global Note 5.75% Convertible Note Due 2023 (included as part of Exhibit (4.3))(22)
4.5	Description of Securities*
10.1	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.2	Second Amended and Restated Administration Agreement(9)
10.3	Amended and Restated Dividend Reinvestment Plan(38)
10.4	Form of Trademark License Agreement(1)
10.5	Amendment No. 1 to Trademark License Agreement(4)
10.6	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.7	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.8	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.9	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(11)
10.10	Limited Liability Company Agreement for NMFC Senior Loan Program III LLC, dated April 25, 2018(18)
10.11
Third Amended and Restated Loan and Security Agreement, dated as of October 24, 2017, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(15)

10.12
First Amendment to Loan and Security Agreement, dated as of March 30, 2018, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian (18)

10.13
Third Amended and Restated Loan and Security Agreement, conformed through Amendment No. 2, dated as of November 19, 2018, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(23)

10.14
Form of Joinder Supplement, dated as of December 13, 2018, by and among TIAA, FSB, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(24)

10.15
Form of Joinder Supplement, dated as of January 8, 2019, by and among Old Second National Bank, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(25)

10.16
Form of Joinder Supplement, dated as of January 25, 2019, by and among Sumitomo Mitsui Trust Bank, Limited, New York, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(25)

Exhibit Number	Description
10.17
Form of Third Amended and Restated to Loan and Security Agreement, conformed through the Third Amendment to Loan and Security Agreement dated as of May 7, 2019, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(30)

10.18
Form of Joinder Supplement, dated as of May 7, 2019, by and among Fifth Third Bank, New Mountain Finance Holdings, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent(30)

10.19
Incremental Commitment Supplement, dated as of September 6, 2019, to the Third Amended and Restated Loan and Security Agreement, dated October 24, 2017, as amended, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(33)

10.20
Form of Joinder Supplement, dated as of September 6, 2019, by and among Old Second National Bank, New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the administrative agent(33)

10.21
Form of Joinder Supplement, dated as of September 6, 2019, by and among Raymond James, N.A., New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the administrative agent(33)

10.22
Facility Increase Agreement, dated as of September 6, 2019, by and among State Street Bank and Trust Company, New Mountain Finance Holdings, L.L.C., as the borrower and Wells Fargo Bank, National Association, as the Administrative Agent(33)

10.23
Form of Fourth Amendment to Loan and Security Agreement, dated as of September 30, 2020, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(36)

10.24
Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.25
Form of Senior Secured Revolving Credit Agreement, by and between New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent, dated June 4, 2014(7)

10.26	Form of Guarantee and Security Agreement dated June 4, 2014, among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent(7)
10.27
Amendment No. 1, dated December 29, 2014, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(7)

10.28
Amendment No. 2, dated June 26, 2015, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(10)

10.29
Commitment Increase Agreement, dated March 23, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(11)

10.30
Commitment Increase Agreement, dated May 4, 2016, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(12)

10.31
Commitment Increase Agreement, dated January 25, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(16)

10.32
Amendment No. 3, dated February 27, 2018 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Bank USA, as Administrative Agent and Syndication Agent(17)

10.33
Amendment No. 4, dated as of July 5, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(20)

10.34
Amendment No. 5, dated as of December 12, 2018, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as borrower, Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(24)

Exhibit Number	Description
10.35
Commitment Increase Agreement, dated August 27, 2019 to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(31)

10.36
Form of Amendment No. 6, Dated December 10, 2019, to the Senior Secured Revolving Credit Agreement dated June 4, 2014, by and among New Mountain Finance Corporation, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Issuing Bank(34)

10.37	Amended and Restated Note Purchase Agreement relating to 5.313% Notes due 2021, dated September 30, 2016, by and between New Mountain Finance Corporation and the purchasers party thereto(13)
10.38
Form of First Supplement to the Amended and Restated Note Purchase Agreement relating to 4.760% Notes due 2022, dated June 30, 2017, by and between New Mountain Finance Corporation and the purchasers party thereto(14)

10.39
Form of Second Supplement to the Amended and Restated Note Purchase Agreement relating to 4.870% Notes due 2023, dated January 30, 2018, by and between New Mountain Finance Corporation and the purchasers party thereto(16)

10.40
Form of Third Supplement to the Amended and Restated Note Purchase Agreement relating to 5.360% Notes due 2023, dated July 5, 2018, by and between New Mountain Finance Corporation and the purchasers party thereto(20)

10.41
Form of Fourth Supplement to Amended and Restated Note Purchase Agreement, relating to 5.494% Notes due 2024, dated April 30, 2019, by and between New Mountain Finance Corporation and the purchasers party thereto(29)

10.42
Form of Fifth Supplement to Amended and Restated Note Purchase Agreement, relating to 3.875% Notes due 2026, dated January 29, 2021, by and between New Mountain Finance Corporation and the purchasers party thereto(38)

10.43
Form of Loan Financing and Servicing Agreement, dated as of December 14, 2018, by and among New Mountain Finance DB, L.L.C., New Mountain Finance Corporation, as equityholder and servicer, the lenders from time to time party thereto, Deutsche Bank, as the facility agent, the other agents from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian(24)

10.44	Form of Sale and Contribution Agreement, dated as of December 14, 2018, between New Mountain Finance Corporation, as seller, and New Mountain Finance DB, L.L.C., as purchaser(24)
10.45
Form of First Amended and Restated Loan Finance and Servicing Agreement, conformed through Amendment No. 1, dated on March 18, 2019, by and among New Mountain Finance DB, L.L.C., New Mountain Finance Corporation, as equityholder and servicer, the lenders from time to time party thereto, Deutsche Bank, as the facility agent, the other agents from time to time party thereto and U.S. Bank National Association, as collateral agent and collateral custodian(28)

10.46
Form of Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of June 28, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, agent and a lender(31)

10.47
Form of Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 12, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(32)

10.48
Form of Joinder Supplement, dated as of October 16, 2019, by and among Hitachi Capital America Corporation, New Mountain Finance DB, L.L.C., as the borrower and Deutsche Bank AG, New York Branch, as facility agent(33)

10.49
Form of Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of December 12, 2019, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(34)

10.50	Amended and Restated Uncommitted Revolving Loan Agreement, by and between New Mountain Finance Corporation, as Borrower, and NMF Investments III, L.L.C., as Lender(35)
10.51	Form of Amendment No. 1 to Amended and Restated Loan Agreement, by and between New Mountain Finance Corporation, as Borrower, and NMF Investment III, L.L.C., as Lender(43)

Exhibit Number	Description
10.52
Form of Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of March 25, 2021, by and among New Mountain Finance Corporation, as the equityholder, New Mountain Finance DB, L.L.C., as the borrower, U.S. Bank National Association, as the collateral Agent and collateral custodian, and Deutsche Bank AG, New York Branch, as the facility agent, an agent and a lender, and the other agents and lenders party thereto(39)

10.53
Form of Fifth Amendment to Loan and Security Agreement, dated as of April 20, 2021, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian(40)

10.54
Fee Waiver Letter Agreement, dated May 4, 2021, delivered pursuant to the Investment Advisory and Management Agreement, by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, L.L.C.(40)

10.55
Form of Amended and Restated Senior Secured Revolving Credit Agreement dated as of June 4, 2021, among New Mountain Finance Corporation, as Borrower, the Lenders Party Hereto and Goldman Sachs Bank USA, as Administrative Agent and Syndication Agent(42)

10.56	Amendment No. 1 to the Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, L.L.C.(43)
10.57
Fee Waiver Letter Agreement, dated November 2, 2021, delivered pursuant to the Investment Advisory and Management Agreement, by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, L.L.C.(42)

10.58
Equity Distribution Agreement, dated November 3, 2021, by among New Mountain Finance Corporation, New Mountain Finance Advisers BDC, L.L.C., and New Mountain Finance Administration, L.L.C., on the one hand, and B. Riley Securities, Inc. and Raymond James, Inc. & Associates, on the other hand(44)

14.1	Code of Ethics(31)
21.1	Subsidiaries of New Mountain Finance Corporation:
New Mountain Finance Holdings, L.L.C. (Delaware)
NMF Ancora Holdings, Inc. (Delaware)
NMF QID NGL Holdings, Inc. (Delaware)
NMF YP Holdings, Inc. (Delaware)
NMF Permian Holdings L.L.C. (Delaware)
NMF HB, Inc. (Delaware)
NMF TRM, L.L.C. (Delaware)
NMF Pioneer, Inc. (Delaware)
NMF OEC, Inc. (Delaware)
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
(6)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 8, 2014.
(7)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 10, 2014.
(8)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on January 5, 2015.
(9)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 5, 2015.
(10)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 30, 2015.
(11)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 29, 2016.
(12)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 4, 2016.
(13)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 3, 2016.
(14)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on July 3, 2017.
(15)Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on October 31, 2017.
(16)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on February 5, 2018.
(17)Previously filed in connection with New Mountain Finance Corporation’s annual report on Form 10-K filed on February 28, 2018.
(18)Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on April 5, 2018.
(19)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 7, 2018.
(20)Previously filed in connection with New Mountain Finance Corporation’s report on Form 8-K filed on July 11, 2018.
(21)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-218040) filed on August 20, 2018.
(22)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 4 (File No. 333-218040) filed on September 25, 2018.
(23)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 19, 2018.

(24)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 5 (File No. 333-218040) filed on February 13, 2019.
(25)Previously filed in connection with New Mountain Finance Corporation's report on Form 10-K filed on February 27, 2019.
(26)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
(27)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-230326) filed on April 26, 2019.
(28)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 3, 2019.
(29)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 9, 2019.
(30)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on July 3, 2019.
(31)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on August 16, 2019.
(32)Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 Post-Effective Amendment No. 3 (File No. 333-230326) filed on October 25, 2019.
(33)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 16, 2019.
(34)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 6, 2020.
(35)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on September 30, 2020.
(36)Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 4, 2020.
(37)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on February 1, 2021.
(38)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on March 31, 2021.
(39)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 26, 2021.
(40)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on May 5, 2021.
(41)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 9, 2021.
(42)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on November 3, 2021.
(43)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on December 23, 2021.
(44)Previously filed in connection with new Mountain Finance Corporation's report on Form 8-K filed on November 4, 2021.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2022.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer), and Director	February 28, 2022
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Shiraz Y. Kajee

By:	/s/ JOHN R. KLINE	President and Director	February 28, 2022
John R. Kline

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 28, 2022
Steven B. Klinsky

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 28, 2022
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	February 28, 2022
Rome G. Arnold III

By:	/s/ ALICE W. HANDY	Director	February 28, 2022
Alice W. Handy

By:	/s/ DANIEL B. HEBERT	Director	February 28, 2022
Daniel B. Hebert

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 28, 2022
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	February 28, 2022
David Ogens