Form 10-Q
period 2022-03-31
New Mountain Finance Corp
filed 2022-05-09
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of May 9, 2022
Common stock, par value $0.01 per share	100,716,928

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,423,505 and $2,323,224, respectively)	$2,378,853	$2,283,779
Non-controlled/affiliated investments (cost of $82,039 and $80,801, respectively)	146,772	134,775
Controlled investments (cost of $714,165 and $722,467, respectively)	731,340	755,810
Total investments at fair value (cost of $3,219,709 and $3,126,492, respectively)	3,256,965	3,174,364
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	19,401	21,422
Cash and cash equivalents	35,376	58,077
Interest and dividend receivable	34,760	30,868
Other assets	15,341	11,081
Total assets	$3,361,843	$3,295,812
Liabilities
Borrowings
Holdings Credit Facility	$576,263	$545,263
Unsecured Notes	511,500	511,500
SBA-guaranteed debentures	300,000	300,000
DB Credit Facility	224,300	226,300
Convertible Notes	201,391	201,417
NMFC Credit Facility	131,860	127,192
NMNLC Credit Facility II	15,200	15,200
Deferred financing costs (net of accumulated amortization of $42,405 and $40,713, respectively)	(17,996)	(19,684)
Net borrowings	1,942,518	1,907,188
Management fee payable	20,625	10,164
Incentive fee payable	14,980	7,503
Interest payable	10,201	17,388
Payable for unsettled securities purchased	2,000	7,910
Payable to affiliates	1,234	556
Deferred tax liability	14	13
Other liabilities	2,431	2,478
Total liabilities	1,994,003	1,953,200
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 99,498,562 and 97,907,441 shares issued and outstanding, respectively	995	979
Paid in capital in excess of par	1,294,300	1,272,796
Accumulated undistributed earnings	54,073	47,470
Total net assets of New Mountain Finance Corporation	$1,349,368	$1,321,245
Non-controlling interest in New Mountain Net Lease Corporation	18,472	21,367
Total net assets	$1,367,840	$1,342,612
Total liabilities and net assets	$3,361,843	$3,295,812
Number of shares outstanding	99,498,562	97,907,441
Net asset value per share of New Mountain Finance Corporation	$13.56	$13.49
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$37,444	$39,560
PIK interest income	3,302	2,534
Dividend income	48	—
Non-cash dividend income	3,085	2,401
Other income	1,631	2,824
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	255	463
PIK interest income	251	—
Non-cash dividend income	982	1,505
Other income	63	102
From controlled investments:
Interest income (excluding PIK interest income)	1,656	1,148
PIK interest income	4,970	3,304
Dividend income	11,645	10,475
Non-cash dividend income	1,012	1,281
Other income	2,619	2,111
Total investment income	68,963	67,708
Expenses
Incentive fee	7,477	7,248
Management fee	11,553	13,420
Interest and other financing expenses	18,637	19,385
Administrative expenses	1,209	1,129
Professional fees	937	726
Other general and administrative expenses	477	442
Total expenses	40,290	42,350
Less: management fee waived (See Note 5)	(1,092)	(3,637)
Less: expenses waived and reimbursed (See Note 5)	(238)	—
Net expenses	38,960	38,713
Net investment income before income taxes	30,003	28,995
Income tax expense	95	1
Net investment income	29,908	28,994
Net realized gains (losses):
Non-controlled/non-affiliated investments	(70)	181
Non-controlled/affiliated investments	—	(12,212)
Controlled investments	19,242	1,535
Foreign currency	345	—
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	(4,524)	8,271
Non-controlled/affiliated investments	10,759	29,042
Controlled investments	(16,168)	(3,841)
Securities purchased under collateralized agreements to resell	(2,021)	—
Foreign currency	(422)	—
Provision for taxes	(2)	(115)
Net realized and unrealized gains	7,139	22,861
Net increase in net assets resulting from operations	37,047	51,855
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(855)	(365)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$36,192	$51,490
Basic earnings per share	$0.37	$0.53
Weighted average shares of common stock outstanding - basic (See Note 11)	98,413,476	96,827,342
Diluted earnings per share	$0.34	$0.49
Weighted average shares of common stock outstanding - diluted (See Note 11)	111,671,062	110,084,927
Distributions declared and paid per share	$0.30	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$29,908	$28,994
Net realized gains (losses) on investments and foreign currency	19,517	(10,496)
Net change in unrealized (depreciation) appreciation of investments and foreign currency	(10,355)	33,472
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(2,021)	—
Provision for taxes	(2)	(115)
Net increase in net assets resulting from operations	37,047	51,855
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(855)	(365)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	36,192	51,490
Capital transactions
Net proceeds from shares sold	20,474	—
Offering costs	(52)	—
Distributions declared to stockholders from net investment income	(29,589)	(29,048)
Reinvestment of distributions	1,098	—
Total net decrease in net assets resulting from capital transactions	(8,069)	(29,048)
Net increase in net assets	28,123	22,442
New Mountain Finance Corporation net assets at the beginning of the period	1,321,245	1,221,875
New Mountain Finance Corporation net assets at the end of the period	1,349,368	1,244,317
Non-controlling interest in NMNLC	18,472	18,481
Net assets at the end of the period	$1,367,840	$1,262,798

Capital share activity
Shares sold	1,511,836	—
Shares issued from the reinvestment of distributions	79,285	—
Net increase in shares outstanding	1,591,121	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$37,047	$51,855
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(19,172)	10,496
Net realized gains on translation of assets and liabilities in foreign currencies	(345)	—
Net change in unrealized depreciation (appreciation) of investments	9,933	(33,472)
Net change in unrealized depreciation on translation of assets and liabilities in foreign currencies	422	—
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	2,021	—
Amortization of purchase discount	(1,393)	(1,978)
Amortization of deferred financing costs	1,692	2,315
Amortization of premium on Convertible Notes	(26)	(26)
Non-cash investment income	(12,122)	(11,091)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(153,863)	(222,985)
Proceeds from sales and paydowns of investments	93,302	197,671
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	83	36
Cash paid for purchase of drawn portion of revolving credit facilities	(32)	(483)
Cash paid on drawn revolvers	(8,438)	(13,806)
Cash repayments on drawn revolvers	8,419	10,502
Deferred tax asset	—	101
Interest and dividend receivable	(3,892)	(4,516)
Receivable from unsettled securities sold	—	9,019
Receivable from affiliates	—	117
Other assets	(4,268)	(2,094)
Increase (decrease) in operating liabilities:
Management fee payable	10,461	9,783
Incentive fee payable	7,477	7,248
Payable for unsettled securities purchased	(5,910)	36,021
Payable to affiliates	678	671
Interest payable	(7,187)	(5,761)
Deferred tax liability	1	14
Other liabilities	(58)	1,550
Contributions related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	—	3,102
Net cash flows (used in) provided by operating activities	(45,170)	44,289
Cash flows from financing activities
Net proceeds from shares sold	20,474	—
Offering costs paid	(21)	—
Distributions paid	(28,491)	(29,048)
Proceeds from Holdings Credit Facility	55,000	—
Repayment of Holdings Credit Facility	(24,000)	—
Proceeds from Unsecured Notes	—	200,000
Repayment of Unsecured Notes	—	(141,750)
Proceeds from NMFC Credit Facility	61,349	157,000
Repayment of NMFC Credit Facility	(56,000)	(215,500)
Proceeds from DB Credit Facility	20,000	40,000
Repayment of DB Credit Facility	(22,000)	(83,000)
Distributions related to non-controlling interest in NMNLC	(3,750)	—
Deferred financing costs paid	(14)	(3,658)
Net cash flows provided by (used in) by financing activities	22,547	(75,956)
Net decrease in cash and cash equivalents	(22,623)	(31,667)
Effect of foreign exchange rate changes on cash and cash equivalents	(78)	—
Cash and cash equivalents at the beginning of the period	58,077	78,966
Cash and cash equivalents at the end of the period	$35,376	$47,299
Supplemental disclosure of cash flow information
Cash interest paid	$23,703	$22,245
Income taxes paid	9	1
Non-cash financing activities:
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	$1,098	$—
Accrual for offering costs	42	—
Accrual for deferred financing costs	1	88

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(15)	7.25% (L + 5.75%/S)	8/7/2019	5/22/2026	$67,793	$67,552	$67,793
	First lien (5)(15)	7.25% (L + 5.75%/S)	8/7/2019	5/22/2026	21,912	21,839	21,912
	First lien (3)(15)(18) - Drawn	7.25% (L + 5.75%/S)	8/7/2019	5/22/2026	5,029	4,998	5,029
						94,389	94,734	6.93%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(15)	7.00% (L + 5.50% + 0.50% PIK/Q)*	9/17/2018	8/16/2024	49,551	49,331	49,551
	First lien (3)(15)	7.00% (L + 5.50% + 0.50% PIK/Q)*	9/17/2018	8/16/2024	18,919	18,812	18,919
						68,143	68,470	5.01%
Associations, Inc.
Consumer Services	First lien (2)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	35,113	34,967	34,937
	First lien (8)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	8,644	8,604	8,601
	First lien (3)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	8,644	8,602	8,600
	First lien (8)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	5,221	5,197	5,195
	First lien (8)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,153	4,134	4,133
						61,504	61,466	4.49%
iCIMS, Inc.
Software	First lien (8)(15)	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	41,635	41,431	41,635
	First lien (8)(15)	7.50% (L + 6.50%/S)	6/14/2019	9/12/2024	8,667	8,622	8,667
	First lien (3)(15)(18) - Drawn	7.50% (L + 6.50%/S)	9/12/2018	9/12/2024	2,915	2,886	2,915
						52,939	53,217	3.89%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)(15)	6.25% (L + 5.25%/Q)	9/18/2017	9/18/2023	21,662	21,616	21,662
	First lien (2)(15)	6.25% (L + 5.25%/Q)	9/18/2017	9/18/2023	18,256	18,232	18,256
	First lien (2)(15)	6.25% (L + 5.25%/Q)	9/18/2017	9/18/2023	7,536	7,514	7,536
	First lien (2)(15)	6.25% (L + 5.25%/Q)	6/15/2021	9/18/2023	5,019	5,019	5,019
						52,381	52,473	3.84%
CentralSquare Technologies, LLC
Software	Second lien (3)	8.51% (L + 7.50%/Q)	8/15/2018	8/31/2026	47,838	47,450	44,370
	Second lien (8)	8.51% (L + 7.50%/Q)	8/15/2018	8/31/2026	7,500	7,439	6,956
						54,889	51,326	3.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

NM GRC Holdco, LLC
Business Services	First lien (2)(15)	8.50% (L + 6.00% + 1.50% PIK/M)*	2/9/2018	2/9/2024	$38,609	$38,542	$38,609
	First lien (2)(15)	8.50% (L + 6.00% + 1.50% PIK/M)*	2/9/2018	2/9/2024	10,731	10,711	10,731
						49,253	49,340	3.61%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (8)(15)	6.25% (L + 5.50%/M)	12/22/2021	12/22/2027	20,791	20,591	20,583
	First lien (4)(15)	6.25% (L + 5.50%/M)	1/13/2022	12/22/2027	9,871	9,776	9,773
	Subordinated (3)(15)	11.50% PIK/Q*	12/22/2021	12/22/2031	11,461	11,298	11,290
	Subordinated (4)(15)	11.50% PIK/Q*	1/13/2022	12/22/2031	4,495	4,430	4,427
						46,095	46,073	3.37%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(15)	7.03% (L + 6.00%/S)	9/15/2017	9/15/2023	33,194	33,173	33,194
	First lien (4)(15)	7.03% (L + 6.00%/S)	9/17/2019	9/15/2023	10,454	10,454	10,454
	First lien (3)(15)(18) - Drawn	7.00% (L + 6.00%/S)	9/15/2017	3/15/2023	1,738	1,720	1,738
						45,347	45,386	3.32%
Brave Parent Holdings, Inc.
Software	Second lien (5)(15)	7.96% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,433	22,500
	Second lien (2)(15)	7.96% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,524	16,624
	Second lien (8)(15)	7.96% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,964	6,000
						44,921	45,124	3.30%
Integro Parent Inc.
Insurance Services	First lien (2)(15)	6.75% (L + 5.75%/S)	10/9/2015	10/31/2022	33,986	33,958	31,349
	First lien (3)(15)(18) - Drawn	2.80% (L + 2.50%/S)	6/8/2018	4/30/2022	6,743	6,709	6,219
	Second lien (8)(15)	10.25% (L + 9.25%/S)	10/9/2015	10/30/2023	10,000	9,973	6,500
						50,640	44,068	3.22%
Kaseya Inc.
Software	First lien (8)(15)	7.50% (L + 5.50% + 1.00% PIK/Q)*	5/9/2019	5/2/2025	29,170	29,014	29,170
	First lien (8)(15)	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	7,816	7,757	7,816
	First lien (3)(15)	7.50% (L + 5.50% + 1.00% PIK/Q)*	5/9/2019	5/2/2025	3,414	3,391	3,414
	First lien (3)(15)(18) - Drawn	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	1,908	1,893	1,908
						42,055	42,308	3.09%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Deca Dental Holdings LLC
Healthcare Services	First lien (2)(15)	6.76% (L + 5.75%/Q)	8/26/2021	8/28/2028	$38,148	$37,793	$37,766
	First lien (3)(15)(18) - Drawn	6.76% (L + 5.75%/Q)	8/26/2021	8/28/2028	4,016	3,977	3,975
						41,770	41,741	3.05%
GC Waves Holdings, Inc.
Financial Services	First lien (5)(15)	6.25% (L + 5.50%/M)	8/13/2021	8/13/2026	22,053	21,943	22,053
	First lien (2)(15)	6.25% (L + 5.50%/M)	8/13/2021	8/13/2026	13,311	13,220	13,311
	First lien (2)(15)(18) - Drawn	6.28% (L + 5.50%/M)	8/13/2021	8/13/2026	6,301	6,242	6,301
						41,405	41,665	3.05%
Recorded Future, Inc.
Software	First lien (8)(15)	6.26% (L + 5.25%/Q)	8/26/2019	7/3/2025	24,655	24,504	24,532
	First lien (8)(15)	6.26% (L + 5.25%/Q)	3/26/2021	7/3/2025	12,748	12,667	12,685
						37,171	37,217	2.72%
Stamps.com Inc.
Software	First lien (8)(15)	6.50% (L + 5.75%/Q)	10/5/2021	10/5/2028	37,273	36,922	36,900	2.70%
OEC Holdco, LLC (22)
OEConnection LLC
Business Services	Second lien (2)(15)	7.50% (L + 7.00%/M)	12/17/2021	9/25/2027	23,406	23,181	23,171
	Second lien (2)(15)	7.50% (L + 7.00%/M)	9/25/2019	9/25/2027	12,044	11,953	11,924
						35,134	35,095	2.57%
MRI Software LLC
Software	First lien (5)(15)	6.51% (L + 5.50%/Q)	1/31/2020	2/10/2026	22,048	21,972	22,048
	First lien (2)(15)	6.51% (L + 5.50%/Q)	3/24/2021	2/10/2026	7,785	7,766	7,785
	First lien (2)(15)	6.51% (L + 5.50%/Q)	1/31/2020	2/10/2026	3,197	3,186	3,197
	First lien (3)(15)	6.51% (L + 5.50%/Q)	1/31/2020	2/10/2026	816	812	816
						33,736	33,846	2.47%
IG Investments Holdings, LLC
Business Services	First lien (2)(15)	7.01% (L + 6.00%/Q)	9/22/2021	9/22/2028	29,355	29,079	29,061
	First lien (2)(15)	7.01% (L + 6.00%/Q)	2/25/2022	9/22/2028	4,289	4,268	4,246
	First lien (3)(15)(18) - Drawn	8.50% (P + 5.00%/Q)	9/22/2021	9/22/2027	460	455	455
						33,802	33,762	2.47%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (2)(15)	6.76% (L + 5.75%/Q)	3/30/2021	8/4/2025	$17,717	$17,647	$17,717
	First lien (2)(15)	6.76% (L + 5.75%/Q)	3/4/2021	8/4/2025	9,880	9,841	9,880
	First lien (3)(15)	7.26% (L + 6.25%/Q)	12/19/2018	8/4/2025	5,872	5,846	5,907
						33,334	33,504	2.45%
EAB Global, Inc.
Education	Second lien (2)(15)	7.00% (L + 6.50%/S)	8/16/2021	8/16/2029	33,452	32,981	32,951	2.41%
KAMC Holdings, Inc
Business Services	Second lien (2)(15)	8.47% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,646	16,279
	Second lien (8)(15)	8.47% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,646	16,279
						37,292	32,558	2.38%
Ansira Holdings, Inc.
Business Services	First lien (8)(15)	7.50% (L + 6.50% PIK/Q)*	12/19/2016	12/20/2024	32,553	32,511	24,599
	First lien (3)(15)	7.50% (L + 6.50% PIK/Q)*	12/19/2016	12/20/2024	8,182	8,173	6,182
						40,684	30,781	2.25%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(15)	6.75% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	19,823	19,696	19,823
	First lien (2)(15)	6.75% (SOFR + 6.00%/S)	2/25/2022	4/3/2028	7,099	7,064	7,099
	First lien (3)(15)	6.75% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	3,298	3,273	3,298
						30,033	30,220	2.21%
Granicus, Inc.
Software	First lien (4)(15)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	15,483	15,385	15,483
	First lien (8)(15)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	5,989	5,949	5,989
	First lien (2)(15)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	5,907	5,870	5,907
	First lien (3)(15)(18) - Drawn	7.01% (L + 6.00%/Q)	4/23/2021	1/29/2027	2,771	2,746	2,744
						29,950	30,123	2.20%
TigerConnect, Inc.
Healthcare Services	First lien (2)(15)	7.75% (SOFR + 6.75%/Q)	2/16/2022	2/16/2028	29,868	29,574	29,570	2.16%
Foundational Education Group, Inc.
Education	Second lien (5)	7.00% (L + 6.50%/M)	8/19/2021	8/31/2029	22,500	22,393	22,373
	Second lien (2)	7.00% (L + 6.50%/M)	8/19/2021	8/31/2029	7,009	6,985	6,969
						29,378	29,342	2.15%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Syndigo LLC
Software	Second lien (4)(15)	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	$22,500	$22,351	$22,500
	Second lien (2)(15)	8.75% (L + 8.00%/S)	2/16/2022	12/15/2028	5,697	5,711	5,697
						28,062	28,197	2.06%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)(15)	6.75% (L + 6.00%/M)	12/20/2021	12/20/2028	28,201	27,927	27,918	2.04%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	4.50% (L + 3.50%/M)	6/24/2019	8/28/2024	16,521	15,206	14,125
	First lien (8)	4.50% (L + 3.50%/M)	10/23/2019	8/28/2024	15,934	14,332	13,624
						29,538	27,749	2.03%
New Trojan Parent, Inc.
Healthcare Services	Second lien (2)(15)	7.75% (L + 7.25%/M)	1/22/2021	1/5/2029	26,762	26,643	26,762	1.96%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	7.50% (L + 6.75%/M)	11/14/2019	11/19/2027	22,500	22,407	22,317
	Second lien (2)	7.50% (L + 6.75%/M)	11/14/2019	11/19/2027	4,208	4,176	4,174
						26,583	26,491	1.94%
VT Topco, Inc.
Business Services	Second lien (2)(15)	7.76% (L + 6.75%/Q)	7/30/2021	7/31/2026	16,183	16,129	16,183
	Second lien (4)(15)	7.76% (L + 6.75%/Q)	8/14/2018	7/31/2026	10,000	9,984	10,000
						26,113	26,183	1.91%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	7.70% (L + 7.25%/M)	8/2/2018	8/10/2026	18,266	18,223	18,266
	Second lien (8)(15)	7.70% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,482	7,500
						25,705	25,766	1.88%
Idera, Inc.
Software	Second lien (4)(15)	7.50% (L + 6.75%/S)	6/27/2019	3/2/2029	22,500	22,220	22,500
	Second lien (3)(15)	7.50% (L + 6.75%/S)	4/29/2021	3/2/2029	3,000	2,986	3,000
						25,206	25,500	1.86%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (8)(15)	6.75% (L + 6.00%/M)	3/1/2021	3/1/2028	19,259	19,006	19,259
	First lien (2)(15)	6.75% (L + 6.00%/M)	3/2/2021	3/1/2028	4,913	4,848	4,913
						23,854	24,172	1.77%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (4)(15)	5.50% (L + 4.75%/M)	9/9/2019	9/4/2026	19,263	19,116	19,263
	First lien (4)(15)	5.50% (L + 4.75%/M)	2/1/2022	9/4/2026	3,233	3,186	3,233
						22,302	22,496	1.64%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(15)	6.30% (SOFR + 5.50%/Q)	2/25/2022	2/25/2028	$22,490	$22,379	$22,378	1.64%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(15)	6.51% (L + 5.50%/Q)	8/2/2021	8/2/2028	22,250	22,045	22,028
	First lien (3)(15)(18) - Drawn	6.51% (L + 5.50%/Q)	8/2/2021	8/2/2028	59	58	58
						22,103	22,086	1.61%
Cardinal Parent, Inc.
Software	First lien (4)	5.25% (L + 4.50%/Q)	10/30/2020	11/12/2027	12,066	11,990	12,052
	Second lien (4)(15)	8.50% (L + 7.75%/Q)	11/12/2020	11/13/2028	9,767	9,682	9,864
						21,672	21,916	1.60%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	9.26% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,922	21,337	1.56%
MED Parentco, LP
Healthcare Services	Second lien (8)	8.71% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,739	20,788	1.52%
Bullhorn, Inc.
Software	First lien (2)(15)	6.76% (L + 5.75%/Q)	9/24/2019	9/30/2026	16,788	16,702	16,788
	First lien (3)(15)	6.76% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,171	1,168	1,171
	First lien (2)(15)	6.76% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,073	1,070	1,073
	First lien (3)(15)	6.76% (L + 5.75%/Q)	9/24/2019	9/30/2026	777	771	777
	First lien (3)(15)	6.76% (L + 5.75%/Q)	9/24/2019	9/30/2026	348	346	348
	First lien (3)(15)	6.76% (L + 5.75%/Q)	9/24/2019	9/30/2026	277	276	277
						20,333	20,434	1.49%
YLG Holdings, Inc.
Business Services	First lien (5)(15)	6.25% (L + 5.25%/S)	11/1/2019	10/31/2025	17,999	17,941	17,999
	First lien (5)(15)	6.25% (L + 5.25%/S)	11/1/2019	10/31/2025	2,344	2,335	2,344
						20,276	20,343	1.49%
Fortis Solutions Group, LLC
Packaging	First lien (8)(15)	6.51% (L + 5.50%/Q)	10/15/2021	10/13/2028	10,273	10,175	10,170
	First lien (2)(15)	6.51% (L + 5.50%/Q)	10/15/2021	10/13/2028	10,273	10,175	10,170
						20,350	20,340	1.49%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)(15)	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	20,313	20,266	20,313	1.49%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Infogain Corporation
Software	First lien (2)(15)	6.75% (L + 5.75%/S)	7/30/2021	7/28/2028	$19,042	$18,910	$18,899
	First lien (3)(15)(18) - Drawn	6.75% (L + 5.75%/Q)	7/30/2021	7/30/2026	765	760	760
						19,670	19,659	1.44%
Xactly Corporation
Software	First lien (4)(15)	8.25% (L + 7.25%/S)	7/31/2017	7/31/2023	19,047	19,011	19,047	1.39%
Bluefin Holding, LLC
Software	Second lien (8)(15)	8.26% (L + 7.75%/Q)	9/6/2019	9/3/2027	18,000	18,000	18,000	1.32%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	7.25% (L + 5.75% PIK + 0.50%/M) (41)*	9/30/2015	9/30/2026	27,876	27,829	17,554
	First lien (3)(15)	15.00% (L + 13.50% PIK + 0.50%/M) (41)*	6/10/2021	9/30/2026	1,527	1,527	—
	Subordinated (3)(15)	2.00% (L + 1.00% PIK/Q) (41)*	3/16/2021	9/30/2026	5,230	—	—
						29,356	17,554	1.28%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	6.00% (L + 5.25%/S)	6/30/2021	6/29/2027	15,382	15,244	15,326
	First lien (3)(15)(18) - Drawn	6.15% (L + 5.25%/S)	6/30/2021	6/29/2027	1,876	1,857	1,869
						17,101	17,195	1.26%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(15)	6.25% (L + 5.25%/Q)	12/18/2018	11/29/2024	16,664	16,623	16,664	1.22%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	6.75% (L + 5.75%/M)	2/20/2020	2/20/2026	15,909	15,853	15,909
	First lien (3)(15)(18) - Drawn	6.75% (L + 5.75%/M)	2/20/2020	2/20/2026	630	627	630
						16,480	16,539	1.21%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(15)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	13,901	13,853	13,901
	First lien (5)(15)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	2,502	2,482	2,502
						16,335	16,403	1.20%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	7.75% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	13,892	13,764	13,753
	First lien (8)(15)	7.75% (L + 7.00% PIK/Q)*	3/11/2022	11/1/2028	1,904	1,885	1,885
						15,649	15,638	1.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Hill International, Inc.
Business Services	First lien (2)(15)	6.76% (L + 5.75%/Q)	6/21/2017	11/5/2023	$15,050	$15,031	$15,050	1.10%
CFS Management, LLC
Healthcare Services	First lien (2)(15)	7.25% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	11,468	11,440	11,468
	First lien (3)(15)	7.25% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	3,416	3,406	3,416
						14,846	14,884	1.09%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)	6.75% (L + 5.75%/S)	1/10/2022	10/4/2027	1,263	1,251	1,263
	First lien (3)(15)	6.75% (L + 5.75%/M)	1/10/2022	10/4/2027	847	839	847
	First lien (3)(15)(18) - Drawn	6.75% (L + 5.75%/M)	8/13/2021	10/4/2027	11,821	11,799	11,821
	First lien (3)(15)(18) - Drawn	6.75% (L + 5.75%/M)	8/13/2021	10/4/2027	293	292	293
						14,181	14,224	1.04%
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	6.76% (L + 5.75%/Q)	12/20/2021	12/21/2027	10,474	10,373	10,369
	First lien (5)(15)	6.71% (L + 5.75%/Q)	12/20/2021	12/21/2027	3,493	3,460	3,459
	First lien (3)(15)(18) - Drawn	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	357	353	353
						14,186	14,181	1.04%
Galway Borrower LLC
Insurance Services	First lien (2)(15)	6.26% (L + 5.25%/Q)	9/30/2021	9/29/2028	13,652	13,523	13,515
	First lien (3)(15)(18) - Drawn	6.26% (L + 5.25%/Q)	9/30/2021	9/29/2028	186	185	185
						13,708	13,700	1.00%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	9.00% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,403	13,447	0.98%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(15)	9.25% (L + 8.25%/S)	9/5/2018	9/5/2024	13,444	13,412	13,444	0.98%
Castle Management Borrower LLC
Business Services	First lien (2)(15)	3.19% (L + 2.19%/Q)	5/31/2018	2/15/2025	14,590	14,563	13,433	0.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Daxko Acquisition Corporation
Software	First lien (8)(15)	6.25% (L + 5.50%/Q)	10/15/2021	10/16/2028	$13,244	$13,118	$13,111
	First lien (3)(15)(18) - Drawn	6.25% (L + 5.50%/S)	10/15/2021	10/16/2028	295	292	292
						13,410	13,403	0.98%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(15)	8.50% (L + 7.50%/S)	9/29/2016	9/8/2022	14,770	14,755	13,201	0.97%
USRP Holdings, Inc.
Federal Services	First lien (2)(15)	6.50% (L + 5.50%/Q)	7/22/2021	7/23/2027	11,397	11,294	11,283
	First lien (3)(15)	6.50% (L + 5.50%/Q)	7/22/2021	7/23/2027	1,484	1,469	1,469
	First lien (3)(15)(18) - Drawn	6.51% (L + 5.50%/Q)	7/22/2021	7/23/2027	15	15	15
						12,778	12,767	0.93%
Calabrio, Inc.
Software	First lien (5)(15)	8.01% (L + 7.00%/Q)	4/16/2021	4/16/2027	12,347	12,267	12,267	0.90%
Apptio, Inc.
Software	First lien (8)(15)	8.25% (L + 7.25%/Q)	1/10/2019	1/10/2025	11,203	11,084	11,203
	First lien (3)(15)(18) - Drawn	8.25% (L + 7.25%/Q)	1/10/2019	1/10/2025	827	810	827
						11,894	12,030	0.88%
CHA Holdings, Inc.
Business Services	Second lien (4)(15)	9.76% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,969	7,012
	Second lien (3)(15)	9.76% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,426	4,453
						11,395	11,465	0.84%
Specialtycare, Inc.
Healthcare Services	First lien (2)(15)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	10,537	10,407	10,411	0.76%
Vectra Co.
Business Products	Second lien (8)	7.71% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,765	10,393	0.76%
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	8.00% (L + 6.50%/S)	11/23/2021	11/23/2027	10,127	10,055	10,051
	First lien (3)(15)(18) - Drawn	8.00% (L + 6.50%/S)	11/23/2021	5/24/2027	235	233	233
						10,288	10,284	0.75%
Quartz Holding Company
Software	Second lien (3)(15)	8.46% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,860	10,000	0.73%
Geo Parent Corporation
Business Services	First lien (2)(15)	5.71% (L + 5.25%/M)	12/13/2018	12/19/2025	9,785	9,756	9,785	0.72%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	—	5/3/2013	—	14,500	14,500	9,377	0.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

AgKnowledge Holdings Company, Inc.
Business Services	First lien (2)(15)	6.25% (L + 4.75%/S)	11/30/2018	7/21/2023	$9,142	$9,128	$9,142	0.67%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	6.26% (L + 5.25%/Q)	7/19/2021	7/19/2027	8,281	8,197	8,188
	First lien (3)(15)(18) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	906	895	896
						9,092	9,084	0.66%
Energize Holdco LLC
Business Services	Second lien (2)(15)	7.25% (L + 6.75%/M)	11/19/2021	12/7/2029	7,950	7,911	7,910	0.58%
KPSKY Acquisition Inc.
Industrial Services	First lien (8)(15)	6.25% (L + 5.50%/M)	10/19/2021	10/19/2028	7,021	6,955	6,951
	First lien (3)(15)(18) - Drawn	8.00% (P + 4.50%/Q)	10/19/2021	10/19/2028	401	397	397
						7,352	7,348	0.54%
Community Brands ParentCo, LLC
Software	First lien (2)(15)	6.50% (SOFR + 5.75%/Q)	2/24/2022	2/24/2028	7,217	7,146	7,145	0.52%
Restaurant Technologies, Inc.
Business Services	Second lien (4)	9.00% (P + 5.50%/M)	9/24/2018	10/1/2026	6,722	6,711	6,722	0.49%
ADG, LLC
Healthcare Services	Second lien (3)(15)	11.00% (L + 10.00% PIK/Q)*	10/3/2016	3/28/2024	6,772	6,746	6,249	0.46%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare Information Technology	First lien (8)(15)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	6,250	6,195	6,188	0.45%
Safety Borrower Holdings LLC
Information Services	First lien (2)(15)	6.76% (L + 5.75%/Q)	9/1/2021	9/1/2027	5,742	5,716	5,713
	First lien (3)(15)(18) - Drawn	8.25% (P + 4.75%/Q)	9/1/2021	9/1/2027	128	127	127
						5,843	5,840	0.43%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	6.76% (L + 5.75%/Q)	9/8/2021	9/8/2028	4,015	3,982	3,974
	First lien (3)(15)(18) - Drawn	6.76% (L + 5.75%/Q)	9/8/2021	9/8/2028	1,581	1,567	1,566
						5,549	5,540	0.41%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Drawn	6.46% (L + 5.50%/Q)	11/26/2021	11/26/2027	3,722	3,686	3,722	0.27%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Education Management Corporation (20)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M) (41)	1/5/2015	7/2/2020	$300	$292	$—
	First lien (3)	13.00% (L + 7.50%/M) (41)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q) (41)	1/5/2015	7/2/2020	206	200	—
	First lien (3)	9.75% (L + 6.50%/Q) (41)	1/5/2015	7/2/2020	116	113	—
	First lien (2)	11.75% (P + 8.50%/M) (41)	1/5/2015	7/2/2020	140	116	—
	First lien (3)	11.75% (P + 8.50%/M) (41)	1/5/2015	7/2/2020	79	65	—
	First lien (2)	11.75% (P + 8.50%/M) (41)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M) (41)	1/5/2015	7/2/2020	2	2	—
						956	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (41)(42)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States						$2,138,640	$2,093,764	153.10%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(15)	6.75% (L + 6.00%/Q)	10/1/2021	9/29/2028	$35,000	$34,670	$34,650
	First lien (8)(15)	6.75% (L + 6.00%/Q)	10/1/2021	9/29/2028	24,189	23,961	23,947
						58,631	58,597	4.28%
Total Funded Debt Investments - Netherlands						$58,631	$58,597	4.28%
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	7.97% (SONIA + 7.00%/D)	8/6/2021	8/3/2028	£12,879	$17,615	$16,667
	First lien (3)(15)	7.53% (L + 7.00%/S)	8/6/2021	8/3/2028	$10,184	10,041	10,045
	First lien (3)(15)(16)(18) - Drawn	7.97% (SONIA + 7.00%/D)	8/6/2021	8/3/2028	£4,992	6,563	6,423
	First lien (3)(15)(18) - Drawn	7.36% (L + 7.00%/S)	8/6/2021	8/3/2028	$3,983	3,925	3,928
						38,144	37,063	2.71%
Total Funded Debt Investments - Jersey						$38,144	$37,063	2.71%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	8.71% (L + 8.25%/M)	10/8/2019	10/8/2027	$34,459	$34,249	$34,459	2.52%
Total Funded Debt Investments - United Kingdom						$34,249	$34,459	2.52%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$10,507	$10,472	$10,494	0.77%
Total Funded Debt Investments - United Arab Emirates						$10,472	$10,494	0.77%
Total Funded Debt Investments						$2,280,136	$2,234,377	163.38%
Equity - United States
Dealer Tire Holdings, LLC (30)
Distribution & Logistics	Preferred shares (3)(15)	—	9/13/2021	—	56,271	$60,360	$62,234	4.55%
Symplr Software Intermediate Holdings, Inc. (31)
Healthcare Information Technology	Preferred shares (4)(15)	—	11/30/2018	—	7,500	10,894	11,006
	Preferred shares (3)(15)	—	11/30/2018	—	2,586	3,756	3,794
						14,650	14,800	1.08%
ACI Parent Inc. (36)
Healthcare Services	Preferred shares (3)(15)	—	8/2/2021	—	12,500	13,375	13,365	0.98%
Diamond Parent Holdings Corp. (35)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	—	4/6/2021	—	10,000	10,937	10,924	0.80%
Project Essential Super Parent, Inc. (34)
Software	Preferred shares (3)(15)	—	4/20/2021	—	10,000	10,879	10,864	0.79%
OEC Holdco, LLC (22)
Business Services	Preferred shares (12)(15)	—	12/17/2021	—	7,214	7,142	7,142	0.52%
FS WhiteWater Holdings, LLC (38)
Consumer Services	Ordinary shares (5)(15)	—	12/20/2021	—	50,000	5,000	5,000	0.37%
HB Wealth Management, LLC (37)
Financial Services	Preferred shares (11)(15)	—	9/30/2021	—	48,303	4,818	4,834	0.35%
Appriss Health Holdings, Inc. (23)
Appriss Health Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred shares (3)(15)	—	5/6/2021	—	2,333	2,537	2,534	0.19%
OA Topco, L.P. (40)
Healthcare Information Technology	Ordinary shares (3)(15)	—	12/20/2021	—	2,000,000	2,000	2,000	0.15%
Pioneer Topco I, L.P. (39)
Software	Ordinary shares (13)(15)	—	11/1/2021	—	199,980	2,000	2,000	0.15%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	—	8/12/2013	—	372	83	158	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Education Management Corporation (20)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	$200	$—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
AAC Lender Holdings, LLC (33)
Education	Ordinary shares (3)(15)	—	3/16/2021	—	758	—	—	—%
Total Shares - United States						$134,250	$135,855	9.94%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)(29)	—	9/1/2017	—	99,124	$9,833	$10,012	0.73%
Total Shares - Hong Kong						$9,833	$10,012	0.73%
Total Shares						$144,083	$145,867	10.67%
Total Funded Investments						$2,424,219	$2,380,244	174.05%
Unfunded Debt Investments - United States
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	3/1/2021	3/1/2023	$10,664	$—	$—	—%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	1/25/2021	9/30/2026	2,652	—	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	3/12/2021	3/10/2023	3,286	—	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)(18) - Undrawn	—	8/13/2021	10/4/2027	892	(2)	—
	First lien (3)(15)(18) - Undrawn	—	8/13/2021	6/3/2022	7,240	(18)	—
						(20)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	11/30/2018	7/21/2023	$526	$(3)	$—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	8/7/2019	5/22/2026	888	(5)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	3/13/2020	2/6/2025	1,013	(5)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	2/20/2020	2/20/2026	1,169	(6)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	11/26/2021	11/26/2023	1,474	—	—
	First lien (3)(15)(18) - Undrawn	—	11/26/2021	11/26/2024	905	(9)	—
						(9)	—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	10/5/2021	11/8/2022	1,221	(3)	—
	First lien (3)(15)(18) - Undrawn	—	9/24/2019	9/30/2026	852	(6)	—
						(9)	—	—%
Xactly Corporation
Software	First lien (3)(15)(18) - Undrawn	—	7/31/2017	7/31/2023	992	(10)	—	—%
MRI Software LLC
Software	First lien (2)(15)(18) - Undrawn	—	3/24/2021	6/30/2022	1,879	—	—
	First lien (3)(15)(18) - Undrawn	—	2/11/2022	8/16/2023	7,754	—	—
	First lien (3)(15)(18) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	—
						(10)	—	—%
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	3/30/2021	8/4/2025	3,624	(18)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	10/22/2021	10/22/2023	$2,078	$—	$—
	First lien (3)(15)(18) - Undrawn	—	11/1/2019	10/31/2025	3,968	(20)	—
						(20)	—	—%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Undrawn	—	9/6/2019	9/6/2024	1,515	(23)	—	—%
Apptio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	1/10/2019	1/10/2025	1,239	(25)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(15)(18) - Undrawn	—	8/13/2021	8/11/2023	4,319	—	—
	First lien (3)(15)(18) - Undrawn	—	10/31/2019	8/13/2026	3,951	(30)	—
						(30)	—	—%
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	9/8/2021	9/8/2023	1,762	(15)	—
	First lien (3)(15)(18) - Undrawn	—	5/9/2019	5/2/2025	2,312	(23)	—
						(38)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	7/19/2021	7/19/2026	226	(3)	(3)	(0.00) %
KPSKY Acquisition Inc.
Industrial Services	First lien (3)(15)(18) - Undrawn	—	10/19/2021	10/19/2023	403	—	(4)	(0.00) %
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare Information Technology	First lien (3)(15)(18) - Undrawn	—	5/6/2021	5/6/2027	417	(4)	(4)	(0.00) %
Safety Borrower Holdings LLC
Information Services	First lien (3)(15)(18) - Undrawn	—	9/1/2021	9/1/2027	384	(2)	(2)
	First lien (3)(15)(18) - Undrawn	—	9/1/2021	9/1/2022	1,279	—	(6)
						(2)	(8)	(0.00) %

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

USRP Holdings, Inc.
Federal Services	First lien (3)(15)(18) - Undrawn	—	7/22/2021	7/23/2027	$878	$(9)	$(9)	(0.00) %
Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	4/16/2021	4/16/2027	1,487	(11)	(10)	(0.00) %
Community Brands ParentCo, LLC
Software	First lien (3)(15)(18) - Undrawn	—	2/24/2022	2/24/2028	425	(4)	(4)
	First lien (3)(15)(18) - Undrawn	—	2/24/2022	2/26/2024	849	—	(8)
						(4)	(12)	(0.00) %
Recorded Future, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	8/26/2019	7/3/2025	2,981	(20)	(15)	(0.00) %
Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	11/23/2021	5/24/2027	645	(5)	(5)
	First lien (3)(15)(18) - Undrawn	—	11/23/2021	11/23/2023	1,467	—	(11)
						(5)	(16)	(0.00) %
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	6/30/2021	6/29/2027	1,501	(15)	(5)
	First lien (3)(15)(18) - Undrawn	—	6/30/2021	6/29/2023	3,377	—	(12)
						(15)	(17)	(0.00) %
Associations, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	7/2/2021	7/2/2027	3,543	(18)	(18)	(0.00) %
Specialtycare, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	6/18/2021	6/18/2026	559	(8)	(7)
	First lien (3)(15)(18) - Undrawn	—	6/18/2021	6/18/2023	946	(3)	(11)
						(11)	(18)	(0.00) %
Granicus, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	1/27/2021	1/29/2027	2,414	(18)	—
	First lien (3)(15)(18) - Undrawn	—	4/23/2021	4/21/2023	1,822	—	(18)
						(18)	(18)	(0.00) %

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	9/22/2021	9/22/2027	$1,838	$(18)	$(18)	(0.00) %
Sun Acquirer Corp.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	9/8/2021	9/8/2027	559	(5)	(6)
	First lien (3)(15)(18) - Undrawn	—	9/8/2021	9/8/2023	1,378	(10)	(14)
						(15)	(20)	(0.00) %
Infogain Corporation
Software	First lien (3)(15)(18) - Undrawn	—	7/30/2021	7/30/2026	3,062	(23)	(23)	(0.00) %
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/15/2027	986	(10)	(10)
	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/16/2023	1,343	—	(13)
						(10)	(23)	(0.00) %
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	11/1/2021	11/1/2027	2,446	(24)	(24)	(0.00) %
Galway Borrower LLC
Insurance Services	First lien (3)(15)(18) - Undrawn	—	9/30/2021	9/30/2027	984	(10)	(10)
	First lien (3)(15)(18) - Undrawn	—	9/30/2021	9/29/2023	1,879	—	(19)
						(10)	(29)	(0.00) %
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare Information Technology	First lien (3)(15)(18) - Undrawn	—	12/20/2021	12/20/2028	3,600	(36)	(36)	(0.00) %
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	12/20/2021	12/21/2027	1,043	(10)	(10)
	First lien (5)(15)(18) - Undrawn	—	12/20/2021	12/21/2023	3,500	—	(35)
						(10)	(45)	(0.00) %

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

TigerConnect, Inc.
Healthcare Services	First lien (2)(15)(18) - Undrawn	—	2/16/2022	2/16/2023	$1,232	$—	$(12)
	First lien (3)(15)(18) - Undrawn	—	2/16/2022	2/16/2028	4,267	(43)	(43)
						(43)	(55)	(0.00) %
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	2/25/2022	2/25/2028	1,969	(10)	(10)
	First lien (3)(15)(18) - Undrawn	—	2/25/2022	2/25/2024	15,755	—	(79)
						(10)	(89)	(0.01)%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	8/2/2021	8/2/2027	2,354	(24)	(24)
	First lien (3)(15)(18) - Undrawn	—	8/2/2021	8/2/2023	8,180	—	(82)
						(24)	(106)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/15/2027	2,861	(29)	(29)
	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/13/2023	8,343	—	(83)
						(29)	(112)	(0.01)%
Deca Dental Holdings LLC
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	8/26/2021	8/26/2027	3,027	(30)	(30)
	First lien (3)(15)(18) - Undrawn	—	8/26/2021	8/28/2023	9,080	—	(91)
						(30)	(121)	(0.01)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	12/22/2021	12/22/2027	3,659	(37)	(37)
	First lien (4)(15)(18) - Undrawn	—	1/13/2022	12/22/2023	8,247	—	(82)
	First lien (3)(15)(18) - Undrawn	—	12/22/2021	12/22/2023	25,420	—	(254)
						(37)	(373)	(0.03)%
Total Unfunded Debt Investments - United States						$(670)	$(1,226)	(0.07)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)(18) - Undrawn	—	8/6/2021	7/9/2023	£8,091	$—	$(121)	(0.01)%
Total Unfunded Debt Investments - Jersey						$—	$(121)	(0.01)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(15)(18) - Undrawn	—	10/1/2021	10/1/2027	$4,439	$(44)	$(44)	(0.00) %
Total Unfunded Debt Investments - Netherlands						$(44)	$(44)	(0.00) %
Total Unfunded Debt Investments						$(714)	$(1,391)	(0.08)%
Total Non-Controlled/Non-Affiliated Investments						$2,423,505	$2,378,853	173.97%
Non-Controlled/Affiliated Investments (43)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (24)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	13.00% (6.50% + 6.50%/PIK)*	12/11/2020	1/26/2027	$15,684	$15,558	$15,684	1.15%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(15)	15.00% PIK/Q(41)*	9/12/2019	9/12/2023	5	5	—	—%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	10.00% PIK/Q (41)*	3/30/2021	—	247	—	—
	First lien (3)(15)	11.00% (L + 10.00% PIK/M) (41)*	7/23/2020	—	3,409	—	—
						—	—	—%
Total Funded Debt Investments - United States						$15,563	$15,684	1.15%
Equity - United States
TVG-Edmentum Holdings, LLC (24)
Education	Ordinary shares (3)(15)	—	12/11/2020	—	48,899	$53,693	$127,088	9.29%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	7/31/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(15)	—	7/31/2017	—	2,786,000	1,282	401
						12,783	4,000	0.29%
Total Shares - United States						$66,476	$131,088	9.58%
Total Non-Controlled/Affiliated Investments						$82,039	$146,772	10.73%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Controlled Investments (44)
Funded Debt Investments - United States
New Benevis Topco, LLC (32)
New Benevis Holdco, Inc.
Healthcare Services	First lien (2)(15)	10.51% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	$33,713	$33,713	$33,713
	First lien (8)(15)	10.51% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	8,271	8,271	8,271
	First lien (3)(15)	10.51% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	4,061	4,061	4,061
	Subordinated (3)(15)	12.00% PIK/M*	10/6/2020	10/6/2025	17,058	14,865	14,089
						60,910	60,134	4.40%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)	14.00% PIK/Q*	12/17/2021	10/30/2026	32,730	19,928	23,921
	First lien (3)(15)	10.50% (L + 8.50%/Q)	12/17/2021	10/30/2026	16,000	16,000	16,000
						35,928	39,921	2.92%
UniTek Global Services, Inc.
Business Services	First lien (2)(15)	8.50% (L + 5.50% + 2.00% PIK/Q)*	6/29/2018	8/20/2024	12,675	12,675	12,675
	First lien (3)(15)	8.50% (L + 5.50% + 2.00% PIK/Q)*	3/16/2020	8/20/2024	9,384	8,709	9,384
	First lien (2)(15)	8.50% (L + 5.50% + 2.00% PIK/Q)*	6/29/2018	8/20/2024	2,535	2,535	2,535
	First lien (3)(15)	8.50% (L + 5.50% + 2.00% PIK/Q)*	6/29/2018	8/20/2024	1,359	1,225	1,359
	Second lien (3)(15)	15.00% PIK/Q*	12/16/2020	2/20/2025	10,344	10,344	10,344
						35,488	36,297	2.65%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	18.00% PIK/M*	10/30/2020	12/31/2024	19,036	19,036	19,036
	First lien (3)(15)(18) - Drawn	10.00% (L + 9.00% PIK/M)*	10/30/2020	12/31/2024	5,690	5,690	5,690
						24,726	24,726	1.81%
NHME Holdings Corp. (28)
National HME, Inc.
Healthcare Services	Second lien (3)(15)	12.00% PIK/Q*	11/27/2018	5/27/2024	21,647	19,638	2,290
	Second lien (3)(15)	12.00% PIK/Q*	11/27/2018	5/27/2024	15,602	15,123	11,215
						34,761	13,505	0.99%
Total Funded Debt Investments - United States						$191,813	$174,583	12.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	5/4/2018	—	—	$140,000	$140,000	10.24%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	5/5/2021	—	—	112,400	112,400	8.22%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	6/20/2018	—	—	87,228	109,777	8.03%
New Benevis Topco, LLC (32)
Healthcare Services	Ordinary shares (2)(15)	—	10/6/2020	—	269,027	27,154	34,363
	Ordinary shares (8)(15)	—	10/6/2020	—	66,007	6,662	8,431
	Ordinary shares (3)(15)	—	10/6/2020	—	60,068	6,105	7,673
						39,921	50,467	3.69%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	10/6/2017	—	—	12,538	23,247	1.70%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)(27)	—	8/17/2018	—	13,332,567	13,333	11,795
	Preferred shares (3)(15)(27)	—	8/29/2019	—	7,924,170	7,924	7,580
	Preferred shares (3)(15)(26)(41)	—	6/30/2017	—	19,795,435	19,795	3,632
	Preferred shares (2)(15)(25)(41)	—	1/13/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)(25)(41)	—	1/13/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	1/13/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(15)	—	1/13/2015	—	1,993,749	532	—
						77,902	23,007	1.68%
NM APP US LLC
Net Lease	Membership interest (7)(15)	—	9/13/2016	—	—	5,080	17,872	1.31%
NM GLCR LP
Net Lease	Membership interest (7)(15)	—	2/1/2018	—	—	—	16,852	1.23%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	10/30/2020	—	100	11,155	11,000	0.80%
NM DRVT LLC
Net Lease	Membership interest (7)(15)	—	11/18/2016	—	—	5,152	9,023	0.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

NM YI, LLC
Net Lease	Membership interest (7)(15)	—	9/30/2019	—	—	$6,272	$8,381	0.61%
NM JRA LLC
Net Lease	Membership interest (7)(15)	—	8/12/2016	—	—	2,043	4,223	0.31%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	6/20/2018	—	—	998	1,214	0.09%
NM KRLN LLC
Net Lease	Membership interest (7)(15)	—	11/15/2016	—	—	9,318	60	0.00%
NHME Holdings Corp.(28)
Healthcare Services	Ordinary shares (3)(15)	—	11/27/2018	—	640,000	4,000	—	—%
QID TRH Holdings LLC (21)
Haven Midstream Holdings LLC
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—	10/1/2021	—	80	—	—
	Profit Interest (6)(15)	—	10/1/2021	—	5	—	—
						—	—	—%
Total Shares - United States						$514,007	$527,523	38.57%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	9/13/2016	—	—	7,345	10,002	0.73%
Total Shares - Canada						$7,345	$10,002	0.73%
Total Shares						$521,352	$537,525	39.30%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	12/16/2020	2/20/2025	8,523	$—	$19,232	1.41%
NHME Holdings Corp. (28)
Healthcare Services	Warrants (3)(15)	—	11/27/2018	—	160,000	1,000	—	—%
Total Warrants - United States						$1,000	$19,232	1.41%
Total Funded Investments						$714,165	$731,340	53.48%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	10/30/2020	12/31/2024	$4,977	$—	$—	—%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	12/17/2021	10/30/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States						$—	$—	—%
Total Controlled Investments						$714,165	$731,340	53.48%
Total Investments						$3,219,709	$3,256,965	238.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

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
(14)Investment is held in NMF TRM, LLC
(15)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of March 31, 2022, the par value U.S. dollar equivalent of the first lien term loan, drawn first lien term loan and the undrawn first lien term loan is $16,921, $6,560 and $10,629, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(17)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£").
(18)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(19)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2022.
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
(21)The Company holds investments in multiple entities of Haven Midstream Holdings LLC. The Company holds 4.6% of the Class B profits interest in QID NGL, LLC (which at closing represented 97% of the ownership in the class B units in QID TRH Holdings, LLC), class A common units of Haven Midstream Holdings LLC, and holds a tranche A first lien term loan, a tranche B first lien term loan and a first lien revolver in Haven Midstream LLC. Subsequent to March 31, 2022, Haven Midstream LLC ceased operations at its Haven KS natural gas processing plant due to a fire; Haven Midstream LLC is currently working with various experts to determine the cause and extent of the fire in order to determine next steps.
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
March 31, 2022
(in thousands, except shares)
(unaudited)

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
(42)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $19,401 as of March 31, 2022. See Note 2. Summary of Significant Accounting Policies, for details.
(43)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2022 and December 31, 2021 along with transactions during the three months ended March 31, 2022 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains (Losses)	Net Change In Unrealized Appreciation	Fair Value at March 31, 2022	Interest Income	Dividend Income	Other Income
Permian Holdco 3, Inc. / Permian Trust	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sierra Hamilton Holdings Corporation	4,000	—	—	—	—	4,000	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	130,775	1,238	—	—	10,759	142,772	506	982	63
Total Non-Controlled/Affiliated Investments	$134,775	$1,238	$—	$—	$10,759	$146,772	$506	$982	$63

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

(44)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of March 31, 2022 and December 31, 2021, along with transactions during the three months ended March 31, 2022 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions (A)	Gross Redemptions (B)	Net Realized Gains	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$27,347	$1,324	$—	$—	$(15,166)	$13,505	$1,324	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	109,595	1,408	—	—	(402)	110,601	1,804	—	375
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	34,759	967	—	—	—	35,726	974	—	131
NM APP CANADA CORP	9,422	—	—	—	580	10,002	—	240	—
NM APP US LLC	14,891	—	—	—	2,981	17,872	—	128	—
NM CLFX LP	24,676	—	—	—	(1,429)	23,247	—	392	—
NM DRVT LLC	7,984	—	—	—	1,039	9,023	—	129	—
NM JRA LLC	3,996	—	—	—	227	4,223	—	32	—
NM GLCR LP	50,687	—	(14,750)	19,242	(19,085)	16,852	—	295	1,709
NM KRLN LLC	244	97	—	—	(281)	60	—	—	—
NM NL Holdings, L.P.	107,870	24	—	—	1,883	109,777	—	2,210	—
NM GP Holdco, LLC	1,197	—	—	—	17	1,214	—	—	—
NM YI LLC	8,286	—	—	—	95	8,381	—	209	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	—	140,000	—	4,638	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	—	112,400	—	3,372	—
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	34,821	1,106	—	—	3,994	39,921	1,527	—	223
UniTek Global Services, Inc.	67,635	1,587	(65)	—	9,379	78,536	997	1,012	181
Total Controlled Investments	$755,810	$6,513	$(14,815)	$19,242	$(16,168)	$731,340	$6,626	$12,657	$2,619

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2022, 16.3% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2022
(unaudited)

March 31, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	54.10%
Second lien	18.62%
Subordinated	1.68%
Equity and other	25.60%
Total investments	100.00%

March 31, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	25.14%
Business Services	16.28%
Healthcare Services	15.78%
Education	8.12%
Investment Funds (includes investments in joint ventures)	7.75%
Net Lease	6.16%
Consumer Services	4.73%
Distribution & Logistics	3.27%
Specialty Chemicals & Materials	2.01%
Financial Services	1.86%
Information Technology	1.80%
Insurance Services	1.77%
Healthcare Information Technology	1.64%
Energy	1.22%
Packaging	1.03%
Federal Services	0.39%
Business Products	0.32%
Consumer Products	0.32%
Industrial Services	0.23%
Information Services	0.18%
Total investments	100.00%

March 31, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	88.25%
Fixed rates	11.75%
Total investments	100.00%

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
(10)Investment is held in NMF Permian Holdings, LLC
(11)Investment is held in NMF HB, Inc
(12)Investment is held in NMF OEC, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2021
(in thousands, except shares)

(13)Investment is held in NMF Pioneer, Inc
(14)Investment is held in NMF TRM, LLC.
(15)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2021, the par value U.S. dollar equivalent of the first lien term loan, drawn first lien term loan and the undrawn first lien term loan is $17,428, $5,103 and $12,884, respectively. See Note 2. Summary of Significant Accounting Policies, for details
(17)Par amount is denominated in United States Dollar unless otherwise noted, British Pound ("£").
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
(36)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The preferred equity in ACI Parent Inc. is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum
(37)The Company holds preferred equity in HB Wealth Management, LLC that is entitled to receive cumulative preferential dividends at a rate of 4.00% per annum.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2022
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through March 31, 2022, NMFC raised approximately $926,084 in net proceeds from additional offerings of its common stock.
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
•New Mountain Finance SBIC, L.P. ("SBIC I")  and New Mountain Finance SBIC II, L.P. ("SBIC II"), who have received licenses from the U.S. Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act"), and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP"), and New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP"), respectively;
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID"), NMF YP Holdings Inc. ("NMF YP"), NMF Permian Holdings LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC") which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates its tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to "triple net" leases has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the

Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA-eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2022, the Company’s top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes the Company's investments in its joint ventures).
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). NMFC consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB, NMF TRM, NMF Pioneer and NMF OEC and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2022.

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

Below is certain summarized property information for NMNLC as of March 31, 2022:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2022
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$110,991
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	23,247
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	17,872
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	48	16,852
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,002
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	9,023
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,381
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	4,223
NM KRLN LLC	None	N/A	MD	95	60
					$200,651
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2022 and December 31, 2021, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $19,401 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized PIK and non-cash interest from investments of $8,523 and $5,838, respectively, and PIK and non-cash dividends from investments of $5,079 and $5,187, respectively.
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
Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
For the three months ended March 31, 2022 and March 31, 2021, the Company recognized a total income tax provision of approximately $97 and $116, respectively, for the Company’s consolidated subsidiaries. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded current income tax expense of approximately $95 and $1, respectively, and deferred income tax provision of approximately $2 and $115, respectively.
As of March 31, 2022 and December 31, 2021, the Company had $14 and $13, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.

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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2021, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2022 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three months ended March 31, 2022 and March 31, 2021, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the Repurchase Program.
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
Note 3. Investments
At March 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,785,508	$1,761,795
Second lien	640,639	606,591
Subordinated	60,651	54,867
Equity and other	732,911	833,712
Total investments	$3,219,709	$3,256,965
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$819,267	$818,621
Business Services	588,296	530,392
Healthcare Services	529,778	513,850
Education	204,701	264,620
Investment Funds (includes investments in joint ventures)	252,400	252,400
Net Lease	135,974	200,651
Consumer Services	154,623	154,093
Distribution & Logistics	106,372	106,522
Specialty Chemicals & Materials	61,347	65,405
Financial Services	60,354	60,723
Information Technology	58,587	58,553
Insurance Services	64,338	57,739
Healthcare Information Technology	53,269	53,400
Energy	48,669	39,726
Packaging	34,724	33,675
Federal Services	12,769	12,758
Business Products	10,765	10,393
Consumer Products	10,283	10,268
Industrial Services	7,352	7,344
Information Services	5,841	5,832
Total investments	$3,219,709	$3,256,965

At December 31, 2021, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,682,541	$1,657,815
Second lien	645,370	627,356
Subordinated	54,996	50,742
Equity and other	743,585	838,451
Total investments	$3,126,492	$3,174,364
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$782,714	$781,304
Business Services	578,635	514,013
Healthcare Services	510,832	509,941
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,895	250,351
Net Lease	150,603	229,253
Consumer Services	111,464	111,140
Distribution & Logistics	106,211	104,112
Insurance Services	76,307	75,094
Specialty Chemicals & Materials	60,295	60,367
Information Technology	58,570	58,553
Financial Services	55,424	55,745
Healthcare Information Technology	52,804	52,946
Energy	47,702	38,759
Packaging	34,763	33,723
Federal Services	12,797	12,790
Business Products	10,764	10,586
Consumer Products	10,218	10,206
Industrial Services	7,368	7,362
Information Services	5,726	5,719
Total investments	$3,126,492	$3,174,364

As of March 31, 2022, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $29,403, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an aggregate principal amount of $12,677 of its first lien term loans on non-accrual status. As of March 31, 2022, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $12,659, an aggregate fair value of $7,022 and total unearned interest income of $296 for the three months then ended.
During the third quarter of 2021, the Company placed its second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of March 31, 2022, the Company's second lien position in Sierra had an aggregate cost basis of $5, an aggregate fair value of $0, and total unearned interest income of $0 for the three months then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of March 31, 2022, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $1,594 for the three months then ended. During the third quarter of 2021, the Company placed an aggregate principal amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of March 31, 2022, the Company's senior preferred shares in

UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $3,632 and total unearned dividend income of approximately $1,084 for the three months then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of March 31, 2022, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $956, an aggregate fair value of $0 and total unearned interest income of $4 for the three months then ended.
    As of March 31, 2022, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $94,031 and $0, respectively. As of March 31, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $144,268. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2022.
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
In August 2017, a trustee (the “Trustee”) for Black Elk informed the Company that the Trustee intended to assert a fraudulent conveyance claim (the “Claim”) against the Company and one of its affiliates seeking the return of the $20,540 repayment. Black Elk filed a Chapter 11 bankruptcy petition pursuant to the U.S. Bankruptcy Code in August 2015. The Trustee alleged that individuals affiliated with the private hedge fund conspired with Black Elk and others to improperly use proceeds from the sale of certain Black Elk assets to repay, in August 2014, the private hedge fund’s obligation to the Company under the SPP Agreement. The Company was unaware of these claims at the time the repayment was received. The private hedge fund is currently in liquidation under the laws of the Cayman Islands.
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of March 31, 2022 and December 31, 2021, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $9,377 and $10,354, respectively, which is reflective of the higher inherent risk in this transaction.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2022, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2022 and December 31, 2021.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of the London Interbank Offered Rate

("LIBOR") plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of March 31, 2022 and December 31, 2021, SLP III had total investments with an aggregate fair value of approximately $695,232 and $702,148, respectively, and debt outstanding under its credit facility of $517,600 and $510,900, respectively. As of March 31, 2022 and December 31, 2021, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2022 and December 31, 2021, SLP III had unfunded commitments in the form of delayed draws of $4,852 and $4,569, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
First lien investments (1)	$708,344	$709,517
Weighted average interest rate on first lien investments (2)	4.70%	4.50%
Number of portfolio companies in SLP III	81	80
Largest portfolio company investment (1)	$23,428	$23,489
Total of five largest portfolio company investments (1)	$95,258	$95,504

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2022:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	$2,418	$2,408	$2,394
Advisor Group Holdings, Inc.	Financial Services	4.96% (L + 4.50%)	7/31/2026	9,775	9,742	9,724
AG Parent Holdings, LLC	Healthcare Services	5.46% (L + 5.00%)	7/31/2026	12,219	12,178	12,037
Artera Services, LLC	Distribution & Logistics	4.51% (L + 3.50%)	3/6/2025	6,890	6,847	6,509
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.71% (L + 4.25%)	10/9/2026	5,880	5,840	5,832
athenahealth Group Inc.	Healthcare I.T.	4.00% (SOFR + 3.50%)	2/15/2029	3,235	3,219	3,208
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.46% (L + 4.00%)	6/11/2026	4,291	4,264	4,259
Bearcat Buyer, Inc.	Healthcare Services	5.26% (L + 4.25%)	7/9/2026	19,405	19,342	19,405
Bearcat Buyer, Inc.	Healthcare Services	5.26% (L + 4.25%)	7/9/2026	4,023	4,008	4,023
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	2,255	2,235	2,234
Bluefin Holding, LLC	Software	4.76% (L + 4.25%)	9/4/2026	9,775	9,677	9,775
Bluefin Holding, LLC	Software	6.00% (L + 5.00%)	9/4/2026	2,582	2,544	2,543
Bracket Intermediate Holding Corp.	Healthcare Services	4.47% (L + 4.25%)	9/5/2025	14,475	14,436	14,384
Brave Parent Holdings, Inc.	Software	4.46% (L + 4.00%)	4/18/2025	4,336	4,328	4,280
Cano Health, LLC	Healthcare Services	4.51% (SOFR + 4.00%)	11/23/2027	10,312	10,275	10,183
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	6,967	6,879	6,960
CE Intermediate I, LLC	Software	4.50% (L + 4.00%)	11/10/2028	11,003	10,929	10,893
CentralSquare Technologies, LLC	Software	4.76% (L + 3.75%)	8/29/2025	14,512	14,493	13,743
CHA Holdings, Inc.	Business Services	5.51% (L + 4.50%)	4/10/2025	964	964	964
CommerceHub, Inc.	Software	5.01% (L + 4.00%)	12/29/2027	5,760	5,736	5,602
Confluent Health, LLC	Healthcare Services	4.50% (L + 4.00%)	11/30/2028	12,053	11,994	11,948
Confluent Health, LLC	Healthcare Services	6.50% (P + 3.00%)	11/30/2028	171	170	170
Confluent Medical Technologies, Inc.	Healthcare Products	4.25% (SOFR + 3.75%)	2/16/2029	7,000	6,965	6,873
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	10/16/2028	4,546	4,524	4,506
Covenant Surgical Partners, Inc.	Healthcare Services	4.45% (L + 4.00%)	7/1/2026	9,753	9,690	9,619
Covenant Surgical Partners, Inc.	Healthcare Services	4.46% (L + 4.00%)	7/1/2026	2,000	1,983	1,973
CRCI Longhorn Holdings, Inc.	Business Services	3.73% (L + 3.50%)	8/8/2025	14,475	14,438	14,131
Dealer Tire, LLC	Distribution & Logistics	4.71% (L + 4.25%)	12/12/2025	9,775	9,759	9,711
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.25% (L + 3.50%)	3/31/2028	7,444	7,417	7,381
Dispatch Acquisition Holdings, LLC	Industrial Services	5.26% (L + 4.25%)	3/27/2028	14,098	13,942	13,816
Drilling Info Holdings, Inc.	Business Services	4.71% (L + 4.25%)	7/30/2025	18,339	18,291	18,202
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	4,239	4,220	4,204
Energize Holdco LLC	Business Services	4.25% (L + 3.75%)	12/8/2028	12,582	12,521	12,413
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	7,327	7,299	7,306
EyeCare Partners, LLC	Healthcare Services	4.76% (L + 3.75%)	2/18/2027	14,723	14,709	14,563
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	9,476	9,388	9,476
Frontline Technologies Intermediate Holdings, LLC	Software	6.25% (L + 5.25%)	9/18/2023	6,432	6,432	6,432
Frontline Technologies Intermediate Holdings, LLC	Software	6.25% (L + 5.25%)	9/18/2023	2,008	2,007	2,007
Greenway Health, LLC	Healthcare I.T.	5.25% (L + 3.75%)	2/16/2024	14,332	14,336	13,449
Heartland Dental, LLC	Healthcare Services	3.96% (L + 3.50%)	4/30/2025	18,303	18,258	18,127
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	18,208	18,072	18,060
Higginbotham Insurance Agency, Inc.	Insurance Services	6.25% (L + 5.50%)	11/25/2026	9,148	9,076	9,148
HighTower Holding, LLC	Financial Services	4.75% (L + 4.00%)	4/21/2028	4,814	4,771	4,766
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	15,924	15,911	15,665
Kestra Advisor Services Holdings A, Inc.	Financial Services	5.26% (L + 4.25%)	6/3/2026	12,027	11,972	11,914
LI Group Holdings, Inc.	Software	5.25% (L + 3.75%)	3/11/2028	4,608	4,598	4,577
LSCS Holdings, Inc.	Healthcare Services	5.00% (L + 4.50%)	12/16/2028	7,625	7,588	7,552
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	5,773	5,746	5,718
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	3,990	3,972	3,991
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	4,206	4,187	4,185
MED ParentCo, LP	Healthcare Services	4.71% (L + 4.25%)	8/31/2026	12,686	12,605	12,578

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Mercury Borrower, Inc.	Business Services	4.00% (L + 3.50%)	8/2/2028	$4,200	$4,179	$4,176
MH Sub I, LLC (Micro Holding Corp.)	Software	4.75% (L + 3.75%)	9/13/2024	10,777	10,752	10,692
National Intergovernmental Purchasing Alliance Company	Business Services	4.51% (L + 3.50%)	5/23/2025	8,540	8,538	8,419
Navex Topco, Inc.	Software	3.71% (L + 3.25%)	9/5/2025	16,980	16,890	16,818
Netsmart, Inc.	Healthcare I.T.	4.75% (L + 4.00%)	10/1/2027	3,970	3,970	3,955
Newport Group Holdings II, Inc.	Business Services	4.51% (L + 3.50%)	9/12/2025	4,825	4,812	4,816
Outcomes Group Holdings, Inc.	Healthcare Services	3.60% (L + 3.25%)	10/24/2025	3,357	3,352	3,288
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	4.50% (SOFR + 4.00%)	2/26/2029	1,741	1,736	1,709
Peraton Corp.	Federal Services	4.50% (L + 3.75%)	2/1/2028	7,291	7,259	7,241
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	4.25% (L + 3.50%)	2/14/2025	5,704	5,701	5,677
Physician Partners, LLC	Healthcare Services	4.50% (SOFR + 4.00%)	12/23/2028	8,116	8,035	8,040
Planview Parent, Inc.	Software	5.01% (L + 4.00%)	12/17/2027	7,899	7,832	7,820
Premise Health Holding Corp.	Healthcare Services	4.51% (L + 3.50%)	7/10/2025	7,463	7,444	7,407
Project Ruby Ultimate Parent Corp.	Healthcare I.T.	4.00% (L + 3.25%)	3/10/2028	11,385	11,334	11,274
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	13,930	13,899	13,794
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	5,829	5,802	5,793
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,400	2,399	2,358
Snap One Holdings Corp.	Distribution & Logistics	5.51% (L + 4.50%)	12/8/2028	6,672	6,608	6,639
Sovos Brands Intermediate, Inc.	Food & Beverage	4.25% (L + 3.50%)	6/8/2028	9,430	9,408	9,352
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	5.26% (L + 4.25%)	7/30/2025	12,027	12,011	11,696
Storable, Inc.	Software	4.05% (SOFR + 3.50%)	4/17/2028	3,852	3,844	3,811
Symplr Software, Inc.	Healthcare I.T.	5.25% (SOFR + 4.50%)	12/22/2027	15,840	15,715	15,642
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	14,850	14,756	14,850
Therapy Brands Holdings LLC	Healthcare I.T.	4.79% (L + 4.00%)	5/18/2028	3,391	3,376	3,370
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	5,938	5,911	5,894
TIBCO Software Inc.	Software	4.21% (L + 3.75%)	6/30/2026	7,558	7,545	7,522
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	7/28/2028	4,647	4,625	4,600
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	9,925	9,860	9,848
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	4,539	4,525	4,448
Vetcor Professional Practices LLC	Consumer Services	5.05% (L + 4.25%)	7/2/2025	6,963	6,837	6,872
VT Topco, Inc.	Business Services	4.26% (L + 3.25%)	8/1/2025	2,759	2,759	2,721
VT Topco, Inc.	Business Services	4.76% (L + 3.75%)	8/1/2025	847	843	840
Waystar Technologies, Inc.	Healthcare Services	4.46% (L + 4.00%)	10/22/2026	4,056	4,048	4,051
WP CityMD Bidco LLC	Healthcare Services	3.75% (L + 3.25%)	12/22/2028	9,180	9,117	9,139
Wrench Group LLC	Consumer Services	5.01% (L + 4.00%)	4/30/2026	7,884	7,866	7,835
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,565	9,561	9,452
Total Funded Investments				$703,492	$700,334	$695,272
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare I.T.	—	1/26/2024	$548	$—	$(5)
Confluent Health, LLC	Healthcare Services	—	11/30/2023	2,466	(12)	(22)
Therapy Brands Holdings LLC	Healthcare I.T.	—	5/18/2023	735	—	(5)
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	1,047	—	(8)
VT Topco, Inc.	Business Services	—	8/1/2023	56	—	—
Total Unfunded Investments				$4,852	$(12)	$(40)
Total Investments				$708,344	$700,322	$695,232

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2022.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP III.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	$2,424	$2,413	$2,424
Advisor Group Holdings, Inc.	Financial Services	4.60% (L + 4.50%)	7/31/2026	9,800	9,766	9,832
AG Parent Holdings, LLC	Healthcare Services	5.10% (L + 5.00%)	7/31/2026	12,250	12,207	12,227
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	6,907	6,861	6,706
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	4.35% (L + 4.25%)	10/9/2026	5,895	5,853	5,877
BCPE Empire Holdings, Inc.	Distribution & Logistics	4.10% (L + 4.00%)	6/11/2026	4,302	4,273	4,278
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	19,456	19,388	19,455
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	4,033	4,018	4,033
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	2,260	2,240	2,262
Bluefin Holding, LLC	Software	4.43% (L + 4.25%)	9/4/2026	9,800	9,696	9,800
Bracket Intermediate Holding Corp.	Healthcare Services	4.38% (L + 4.25%)	9/5/2025	14,513	14,471	14,498
Brave Parent Holdings, Inc.	Software	4.10% (L + 4.00%)	4/18/2025	4,347	4,339	4,352
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	6,948	6,910	6,961
Cardinal Parent, Inc.	Software	5.25% (L + 4.50%)	11/12/2027	6,985	6,893	6,977
CE Intermediate I, LLC	Software	4.50% (L + 4.00%)	11/10/2028	11,004	10,927	10,934
CentralSquare Technologies, LLC	Software	3.97% (L + 3.75%)	8/29/2025	14,550	14,529	13,761
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	967	967	967
CommerceHub, Inc.	Software	4.75% (L + 4.00%)	12/29/2027	5,775	5,750	5,724
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	2,985	2,969	2,985
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	4,455	4,450	4,455
Community Brands ParentCo, LLC (f.k.a Ministry Brands, LLC)	Software	5.00% (L + 4.00%)	12/2/2022	862	861	862
Confluent Health, LLC	Healthcare Services	4.50% (L + 4.00%)	11/30/2028	12,054	11,993	12,053
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	10/16/2028	4,545	4,523	4,541
Covenant Surgical Partners, Inc.	Healthcare Services	4.10% (L + 4.00%)	7/1/2026	9,777	9,711	9,655
Covenant Surgical Partners, Inc.	Healthcare Services	4.10% (L + 4.00%)	7/1/2026	2,000	1,980	1,975
CRCI Longhorn Holdings, Inc.	Business Services	3.60% (L + 3.50%)	8/8/2025	14,513	14,471	14,408
Dealer Tire, LLC	Distribution & Logistics	4.35% (L + 4.25%)	12/12/2025	9,800	9,783	9,817
DG Investment Intermediate Holdings 2, Inc.	Business Services	4.25% (L + 3.50%)	3/31/2028	7,463	7,435	7,471
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/27/2028	14,133	13,970	14,124
Drilling Info Holdings, Inc.	Business Services	4.35% (L + 4.25%)	7/30/2025	18,387	18,335	18,249
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	4,250	4,230	4,234
Energize Holdco LLC	Business Services	4.25% (L + 3.75%)	12/8/2028	12,582	12,519	12,550
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	7,345	7,316	7,388
EyeCare Partners, LLC	Healthcare Services	3.97% (L + 3.75%)	2/18/2027	14,760	14,745	14,678
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	9,500	9,408	9,524
Frontline Technologies Intermediate Holdings, LLC	Software	6.25% (L + 5.25%)	9/18/2023	6,448	6,448	6,448
Frontline Technologies Intermediate Holdings, LLC	Software	6.25% (L + 5.25%)	9/18/2023	2,012	2,012	2,012
Greenway Health, LLC	Healthcare I.T.	4.75% (L + 3.75%)	2/16/2024	14,369	14,374	13,790
Heartland Dental, LLC	Healthcare Services	3.60% (L + 3.50%)	4/30/2025	18,350	18,302	18,191
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	18,254	18,112	18,214
Higginbotham Insurance Agency, Inc.	Insurance Services	6.25% (L + 5.50%)	11/25/2026	9,170	9,096	9,239
HighTower Holding, LLC	Financial Services	4.75% (L + 4.00%)	4/21/2028	4,826	4,781	4,838
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	15,964	15,951	15,997
Kestra Advisor Services Holdings A, Inc.	Financial Services	4.36% (L + 4.25%)	6/3/2026	12,058	12,000	11,998
LI Group Holdings, Inc.	Software	4.50% (L + 3.75%)	3/11/2028	4,620	4,610	4,620
LSCS Holdings, Inc.	Healthcare Services	5.00% (L + 4.50%)	12/16/2028	7,644	7,605	7,663
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	5,773	5,745	5,777
Maravai Intermediate Holdings, LLC	Specialty Chemicals & Materials	4.75% (L + 3.75%)	10/19/2027	2,939	2,914	2,956
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	4,000	3,982	4,008
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	4,216	4,197	4,224
MED ParentCo, LP	Healthcare Services	4.35% (L + 4.25%)	8/31/2026	12,718	12,633	12,727

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Mercury Borrower, Inc.	Business Services	4.00% (L + 3.50%)	8/2/2028	$4,211	$4,189	$4,204
MH Sub I, LLC (Micro Holding Corp.)	Software	4.75% (L + 3.75%)	9/13/2024	10,804	10,777	10,842
National Intergovernmental Purchasing Alliance Company	Business Services	3.72% (L + 3.50%)	5/23/2025	8,540	8,538	8,526
Navex Topco, Inc.	Software	3.36% (L + 3.25%)	9/5/2025	17,024	16,927	16,946
Netsmart, Inc.	Healthcare I.T.	4.75% (L + 4.00%)	10/1/2027	3,980	3,980	3,992
Newport Group Holdings II, Inc.	Business Services	3.72% (L + 3.50%)	9/12/2025	4,838	4,824	4,835
Outcomes Group Holdings, Inc.	Healthcare Services	3.47% (L + 3.25%)	10/24/2025	3,366	3,361	3,335
Peraton Corp.	Federal Services	4.50% (L + 3.75%)	2/1/2028	7,444	7,410	7,460
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	4.25% (L + 3.50%)	2/14/2025	5,719	5,716	5,726
Planview Parent, Inc.	Software	4.75% (L + 4.00%)	12/17/2027	7,919	7,850	7,929
Premise Health Holding Corp.	Healthcare Services	3.72% (L + 3.50%)	7/10/2025	7,483	7,462	7,455
Project Ruby Ultimate Parent Corp.	Healthcare I.T.	4.00% (L + 3.25%)	3/10/2028	11,414	11,361	11,407
Quest Software US Holdings Inc.	Software	4.38% (L + 4.25%)	5/16/2025	14,550	14,511	14,555
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	13,965	13,933	13,941
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	5,844	5,816	5,841
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	2,406	2,405	2,406
Snap One Holdings Corp.	Distribution & Logistics	5.00% (L + 4.50%)	12/8/2028	6,672	6,606	6,664
Sovos Brands Intermediate, Inc.	Food & Beverage	4.50% (L + 3.75%)	6/8/2028	9,429	9,407	9,437
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	4.47% (L + 4.25%)	7/30/2025	12,058	12,041	11,666
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	3,862	3,853	3,854
Symplr Software, Inc.	Healthcare I.T.	5.25% (L + 4.50%)	12/22/2027	15,880	15,750	15,938
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	14,888	14,790	14,925
Therapy Brands Holdings LLC	Healthcare I.T.	4.75% (L + 4.00%)	5/18/2028	3,400	3,384	3,400
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	5,953	5,924	5,953
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	7,577	7,563	7,535
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	46962	4,910	4,886	4,904
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	46741	9,950	9,883	9,984
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	4,538	4,524	4,538
VetCor Professional Practices LLC	Consumer Services	5.00% (L + 4.25%)	7/2/2025	6,980	6,846	6,922
VT Topco, Inc.	Business Services	3.35% (L + 3.25%)	8/1/2025	2,766	2,766	2,748
VT Topco, Inc.	Business Services	4.50% (L + 3.75%)	8/1/2025	849	845	844
Waystar Technologies, Inc.	Healthcare Services	4.10% (L + 4.00%)	10/22/2026	4,066	4,058	4,069
WP CityMD Bidco LLC	Healthcare Services	3.75% (L + 3.25%)	12/22/2028	9,180	9,136	9,182
Wrench Group LLC	Consumer Services	4.22% (L + 4.00%)	4/30/2026	7,905	7,886	7,905
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	9,590	9,586	9,542
Total Funded Investments				704,948	701,756	702,149
Unfunded Investments - First lien
Confluent Health, LLC	Healthcare Services	—	11/30/2023	2,638	(13)	—
Therapy Brands Holdings LLC	Healthcare I.T.	—	5/18/2023	735	—	—
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	1,047	—	—
VT Topco, Inc.	Business Services	—	8/1/2023	149	—	(1)
				$4,569	$(13)	$(1)
				$709,517	$701,743	$702,148

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

Below is certain summarized financial information for SLP III as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and March 31, 2021:

Selected Balance Sheet Information:	March 31, 2022	December 31, 2021
Investments at fair value (cost of $700,322 and $701,743)	$695,232	$702,148
Cash and other assets	11,732	16,505
Receivable from unsettled securities sold	—	7,351
Total assets	$706,964	$726,004

Credit facility	$517,600	$510,900
Deferred financing costs (net of accumulated amortization of $3,708 and $3,338, respectively)	(2,827)	(3,198)
Payable for unsettled securities purchased	13,950	34,552
Distribution payable	5,797	5,031
Other liabilities	2,318	2,378
Total liabilities	536,838	549,663

Members' capital	$170,126	$176,341
Total liabilities and members' capital	$706,964	$726,004

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2022	March 31, 2021
Interest income	$7,930	$7,371
Other income	130	103
Total investment income	8,060	7,474

Interest and other financing expenses	2,751	2,584
Other expenses	219	171
Total expenses	2,970	2,755
Net investment income	5,090	4,719

Net realized (losses) gains on investments	(13)	213
Net change in unrealized (depreciation) appreciation of investments	(5,495)	4,809
Net (decrease) increase in members' capital	$(418)	$9,741
For the three months ended March 31, 2022 and March 31, 2021, the Company earned approximately $4,638 and $4,527 respectively, of dividend income related to SLP III, which is included in dividend income. As of March 31, 2022 and December 31, 2021, approximately $4,638 and $4,025, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between the Company and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement dated May 5, 2021, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from the Company and SkyKnight Alpha. SLP IV has a five year investment period and will continue in existence until May 5, 2028. The investment period may be extended for up to one year pursuant to certain terms of the SLP IV Agreement.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2022, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2022 and December 31, 2021.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of March 31, 2022 and December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $496,516 and $504,948, respectively, and debt outstanding under its credit facility of $359,637 and $360,137, respectively. As of March 31, 2022 and December 31, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of March 31, 2022 and December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $4,815 and $6,103, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
First lien investments (1)	$507,457	513,298
Weighted average interest rate on first lien investments (2)	4.79%	4.64%
Number of portfolio companies in SLP IV	72	68
Largest portfolio company investment (1)	$22,157	22,215
Total of five largest portfolio company investments (1)	$94,595	99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2022:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	$16,585	$16,545	$16,585
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	1,866	1,857	1,847
Advisor Group Holdings, Inc.	Financial Services	4.96% (L + 4.50%)	7/31/2026	11,667	11,590	11,606
Artera Services, LLC	Distribution & Logistics	4.51% (L + 3.50%)	3/6/2025	5,315	5,283	5,021
athenahealth Group Inc.	Healthcare Information Technology	4.00% (SOFR + 3.50%)	2/15/2029	2,311	2,300	2,291
Bayou Intermediate II, LLC	Healthcare Services	5.25% (L + 4.50%)	8/2/2028	8,672	8,632	8,542
Bearcat Buyer, Inc.	Healthcare Services	5.26% (L + 4.25%)	7/9/2026	409	407	409
Bearcat Buyer, Inc.	Healthcare Services	5.26% (L + 4.25%)	7/9/2026	1,971	1,964	1,971
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	1,764	1,758	1,748
Bleriot US Bidco Inc.	Federal Services	5.01% (L + 4.00%)	10/30/2026	3,970	3,970	3,959
Bracket Intermediate Holding Corp.	Healthcare Services	4.47% (L + 4.25%)	9/5/2025	4,462	4,450	4,434
Brave Parent Holdings, Inc.	Software	4.46% (L + 4.00%)	4/18/2025	2,383	2,379	2,353
Cano Health, LLC	Healthcare Services	4.51% (SOFR + 4.00%)	11/23/2027	8,110	8,104	8,008
CE Intermediate I, LLC	Software	4.50% (L + 4.00%)	11/10/2028	8,239	8,183	8,157
CentralSquare Technologies, LLC	Software	4.76% (L + 3.75%)	8/29/2025	14,512	14,493	13,743
Certara Holdco, Inc.	Healthcare Information Technology	3.96% (L + 3.50%)	8/15/2026	3,930	3,921	3,903
CHA Holdings, Inc.	Business Services	5.51% (L + 4.50%)	4/10/2025	1,999	1,994	1,999
CHA Holdings, Inc.	Business Services	5.51% (L + 4.50%)	4/10/2025	10,891	10,868	10,891
Confluent Health, LLC	Healthcare Services	6.50% (P + 3.00%)	11/30/2028	114	114	113
Confluent Health, LLC	Healthcare Services	4.50% (L + 4.00%)	11/30/2028	8,076	8,036	8,005
Confluent Medical Technologies, Inc.	Healthcare Products	4.25% (SOFR + 3.75%)	2/16/2029	7,000	6,965	6,873
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	10/16/2028	3,247	3,231	3,218
Cvent, Inc.	Software	4.21% (L + 3.75%)	11/29/2024	2,322	2,319	2,305
Dealer Tire, LLC	Distribution & Logistics	4.71% (L + 4.25%)	12/12/2025	10,721	10,703	10,651
Dispatch Acquisition Holdings, LLC	Industrial Services	5.26% (L + 4.25%)	3/27/2028	9,950	9,830	9,751
Drilling Info Holdings, Inc.	Business Services	4.71% (L + 4.25%)	7/30/2025	20,447	20,400	20,294
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	9,975	9,929	9,892
Emerald 2 Limited	Business Services	3.96% (L + 3.50%)	7/12/2028	444	443	438
Energize Holdco LLC	Business Services	4.25% (L + 3.75%)	12/8/2028	9,068	9,024	8,946
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	4,418	4,386	4,406
EyeCare Partners, LLC	Healthcare Services	4.76% (L + 3.75%)	11/15/2028	10,000	9,976	9,908
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	6,484	6,423	6,484
Greenway Health, LLC	Healthcare Information Technology	5.25% (L + 3.75%)	2/16/2024	20,894	20,862	19,607
Heartland Dental, LLC	Healthcare Services	3.96% (L + 3.50%)	4/30/2025	3,563	3,555	3,529
Heartland Dental, LLC	Healthcare Services	4.45% (L + 4.00%)	4/30/2025	6,253	6,228	6,219
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	9,884	9,853	9,803
Hunter Holdco 3 Limited	Healthcare Services	5.26% (L + 4.25%)	8/19/2028	3,949	3,913	3,939
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	9,295	9,224	9,144
Kestra Advisor Services Holdings A, Inc.	Financial Services	5.26% (L + 4.25%)	6/3/2026	5,472	5,422	5,421
LSCS Holdings, Inc.	Healthcare Services	5.00% (L + 4.50%)	12/16/2028	5,882	5,853	5,825
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	4,124	4,104	4,084
Mandolin Technology Intermediate Holdings, Inc.	Software	4.25% (L + 3.75%)	7/31/2028	9,975	9,929	9,913
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	7,980	7,944	7,982
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	8,411	8,374	8,369
Mercury Borrower, Inc.	Business Services	4.56% (L + 3.50%)	8/2/2028	6,234	6,206	6,199
MH Sub I, LLC (Micro Holding Corp.)	Software	4.75% (L + 3.75%)	9/13/2024	7,878	7,860	7,816
National Intergovernmental Purchasing Alliance Company	Business Services	4.51% (L + 3.50%)	5/23/2025	1,327	1,329	1,309
Netsmart, Inc.	Healthcare Information Technology	4.75% (L + 4.00%)	10/1/2027	6,947	6,947	6,921
OEConnection LLC	Business Services	4.46% (L + 4.00%)	9/25/2026	4,112	4,083	4,051
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	4.50% (SOFR + 4.00%)	2/23/2029	1,343	1,340	1,318

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
PetVet Care Centers, LLC	Consumer Services	4.25% (L + 3.50%)	2/14/2025	$9,949	$9,926	$9,901
Physician Partners, LLC	Healthcare Services	4.50% (SOFR + 4.00%)	12/23/2028	6,134	6,073	6,076
Premise Health Holding Corp.	Healthcare Services	4.51% (L + 3.50%)	7/10/2025	1,961	1,956	1,946
Project Boost Purchaser, LLC	Business Services	4.00% (L + 3.50%)	5/30/2026	2,481	2,476	2,460
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	4,975	4,958	4,926
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	4,755	4,733	4,725
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,205	4,194	4,131
Snap One Holdings Corp.	Distribution & Logistics	5.51% (L + 4.50%)	12/8/2028	8,649	8,566	8,606
Sovos Brands Intermediate, Inc.	Food & Beverage	4.50% (L + 3.75%)	6/8/2028	8,290	8,271	8,221
Storable, Inc.	Software	4.05% (SOFR + 3.50%)	4/17/2028	3,990	3,968	3,948
Symplr Software, Inc.	Healthcare Information Technology	5.25% (SOFR + 4.50%)	12/22/2027	3,793	3,784	3,746
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	7,819	7,814	7,819
Therapy Brands Holdings LLC	Healthcare Information Technology	4.79% (L + 4.00%)	5/18/2028	4,598	4,577	4,569
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	4,242	4,222	4,210
TIBCO Software Inc.	Software	4.21% (L + 3.75%)	6/30/2026	2,970	2,954	2,956
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	7/28/2028	5,018	4,995	4,968
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	7,382	7,348	7,324
USIC Holdings, Inc.	Business Services	4.25% (L + 3.50%)	5/12/2028	3,829	3,816	3,801
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	3,301	3,292	3,235
Vetcor Professional Practices LLC	Consumer Services	5.05% (L + 4.25%)	7/2/2025	9,947	9,768	9,816
Virtusa Corporation	Information Technology	4.50% (SOFR + 3.75%)	2/15/2029	2,298	2,275	2,278
VT Topco, Inc.	Business Services	4.76% (L + 3.75%)	8/1/2025	8,468	8,432	8,399
WP CityMD Bidco LLC	Healthcare Services	3.75% (L + 3.25%)	12/22/2028	7,044	6,995	7,012
Wrench Group LLC	Consumer Services	5.01% (L + 4.00%)	4/30/2026	9,542	9,485	9,483
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	22,157	22,146	21,894
Zone Climate Services, Inc.	Consumer Services	5.75% (SOFR + 4.75%)	3/9/2028	10,000	9,802	9,900
Total Funded Investments				$502,642	$500,329	$496,550
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare Information Technology	—	1/26/2023	$392	$—	$—
Confluent Health, LLC	Healthcare Services	—	11/30/2028	1,644	(8)	(14)
Therapy Brands Holdings LLC	Healthcare Information Technology	—	5/18/2023	1,470	—	(9)
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	748	—	(6)
VT Topco, Inc.	Business Services	—	8/4/2023	561	—	(5)
Total Unfunded Investments				$4,815	$(8)	$(34)
Total Investments				$507,457	$500,321	$496,516

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2022.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2021:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADG, LLC	Healthcare Services	6.25% (L + 4.75% + 0.50% PIK)	9/28/2023	$16,565	$16,518	$16,565
ADMI Corp. (aka Aspen Dental)	Healthcare Services	4.00% (L + 3.50%)	12/23/2027	1,870	1,862	1,870
Advisor Group Holdings, Inc.	Financial Services	4.60% (L + 4.50%)	7/31/2026	11,697	11,615	11,735
Artera Services, LLC	Distribution & Logistics	4.50% (L + 3.50%)	3/6/2025	5,329	5,293	5,173
Bayou Intermediate II, LLC	Healthcare Services	5.25% (L + 4.50%)	8/2/2028	8,693	8,652	8,704
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	1,976	1,969	1,976
Bearcat Buyer, Inc.	Healthcare Services	5.25% (L + 4.25%)	7/9/2026	410	408	410
Bella Holding Company, LLC	Healthcare Services	4.50% (L + 3.75%)	5/10/2028	1,769	1,763	1,770
Bleriot US Bidco Inc.	Federal Services	4.22% (L + 4.00%)	10/30/2026	3,980	3,980	3,983
Bracket Intermediate Holding Corp.	Healthcare Services	4.38% (L + 4.25%)	9/5/2025	4,473	4,461	4,469
Brave Parent Holdings, Inc.	Software	4.10% (L + 4.00%)	4/18/2025	2,390	2,385	2,392
Cano Health, LLC	Healthcare Services	5.25% (L + 4.50%)	11/23/2027	5,737	5,731	5,748
CE Intermediate I, LLC	Software	4.50% (L + 4.00%)	11/10/2028	8,239	8,182	8,188
CentralSquare Technologies, LLC	Software	3.97% (L + 3.75%)	8/29/2025	14,550	14,530	13,761
Certara Holdco, Inc.	Healthcare Information Technology	3.60% (L + 3.50%)	8/15/2026	3,940	3,931	3,932
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	10,919	10,894	10,919
CHA Holdings, Inc.	Business Services	5.50% (L + 4.50%)	4/10/2025	2,004	1,998	2,004
Confluent Health, LLC	Healthcare Services	4.50% (L + 4.00%)	11/30/2028	8,076	8,035	8,076
Cornerstone OnDemand, Inc.	Software	4.25% (L + 3.75%)	10/16/2028	3,247	3,231	3,244
Cvent, Inc.	Software	3.85% (L + 3.75%)	11/29/2024	2,322	2,319	2,322
Dealer Tire, LLC	Distribution & Logistics	4.35% (L + 4.25%)	12/12/2025	10,748	10,729	10,767
Dispatch Acquisition Holdings, LLC	Industrial Services	5.00% (L + 4.25%)	3/27/2028	9,975	9,851	9,969
Drilling Info Holdings, Inc.	Business Services	4.35% (L + 4.25%)	7/30/2025	20,500	20,449	20,346
EAB Global, Inc.	Education	4.00% (L + 3.50%)	8/16/2028	10,000	9,952	9,961
Emerald 2 Limited	Business Services	3.47% (L + 3.25%)	7/12/2028	445	444	443
Energize Holdco LLC	Business Services	4.25% (L + 3.75%)	12/8/2028	9,068	9,023	9,045
eResearchTechnology, Inc.	Healthcare Services	5.50% (L + 4.50%)	2/4/2027	4,429	4,396	4,455
EyeCare Partners, LLC	Healthcare Services	4.25% (L + 3.75%)	11/15/2028	8,000	7,980	7,982
EyeCare Partners, LLC	Healthcare Services	6.00% (P + 2.75%)	11/15/2028	1,364	1,360	1,360
Foundational Education Group, Inc.	Education	4.75% (L + 4.25%)	8/31/2028	6,500	6,438	6,516
Greenway Health, LLC	Healthcare Information Technology	4.75% (L + 3.75%)	2/16/2024	20,948	20,912	20,104
Heartland Dental, LLC	Healthcare Services	3.60% (L + 3.50%)	4/30/2025	3,572	3,563	3,541
Heartland Dental, LLC	Healthcare Services	4.10% (L + 4.00%)	4/30/2025	6,269	6,241	6,261
Help/Systems Holdings, Inc.	Software	4.75% (L + 4.00%)	11/19/2026	9,909	9,876	9,888
Hunter Holdco 3 Limited	Healthcare Services	4.75% (L + 4.25%)	8/19/2028	3,949	3,911	3,959
Idera, Inc.	Software	4.50% (L + 3.75%)	3/2/2028	9,318	9,245	9,338
Kestra Advisor Services Holdings A, Inc.	Financial Services	4.36% (L + 4.25%)	6/3/2026	5,486	5,434	5,459
Keystone Acquisition Corp.	Healthcare Services	6.25% (L + 5.25%)	5/1/2024	5,171	5,150	5,146
LSCS Holdings, Inc.	Healthcare Services	5.00% (L + 4.50%)	12/16/2028	5,897	5,867	5,911
Mamba Purchaser, Inc.	Healthcare Services	4.25% (L + 3.75%)	10/16/2028	4,124	4,104	4,126
Mandolin Technology Intermediate Holdings, Inc.	Software	4.25% (L + 3.75%)	7/31/2028	10,000	9,953	9,975
Maverick Bidco Inc.	Software	4.50% (L + 3.75%)	5/18/2028	8,000	7,963	8,015
Mavis Tire Express Services Topco Corp.	Retail	4.75% (L + 4.00%)	5/4/2028	8,432	8,394	8,447
Mercury Borrower, Inc.	Business Services	4.00% (L + 3.50%)	8/2/2028	6,250	6,220	6,240
MH Sub I, LLC (Micro Holding Corp.)	Software	4.75% (L + 3.75%)	9/13/2024	7,898	7,878	7,925
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	16,734	16,719	16,734
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	2,051	2,050	2,051
Ministry Brands, LLC	Software	5.00% (L + 4.00%)	12/2/2022	862	861	862
National Intergovernmental Purchasing Alliance Company	Business Services	3.72% (L + 3.50%)	5/23/2025	1,327	1,329	1,325
Netsmart, Inc.	Healthcare Information Technology	4.75% (L + 4.00%)	10/1/2027	6,965	6,965	6,987

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
OEConnection LLC	Business Services	4.10% (L + 4.00%)	9/25/2026	$4,123	$4,092	$4,118
PetVet Care Centers, LLC	Consumer Services	4.25% (L + 3.50%)	2/14/2025	9,974	9,950	9,987
Premise Health Holding Corp.	Healthcare Services	3.72% (L + 3.50%)	7/10/2025	1,966	1,961	1,959
Project Boost Purchaser, LLC	Business Services	4.00% (L + 3.50%)	5/30/2026	2,488	2,482	2,491
Quest Software US Holdings Inc.	Software	4.38% (L + 4.25%)	5/16/2025	14,550	14,512	14,555
RealPage, Inc.	Business Services	3.75% (L + 3.25%)	4/24/2028	4,988	4,970	4,979
RLG Holdings, LLC	Packaging	5.00% (L + 4.25%)	7/7/2028	4,767	4,744	4,765
Sierra Enterprises, LLC	Food & Beverage	5.00% (L + 4.00%)	11/11/2024	4,216	4,204	4,216
Snap One Holdings Corp.	Distribution & Logistics	5.00% (L + 4.50%)	12/8/2028	8,649	8,563	8,639
Sovos Brands Intermediate, Inc.	Food & Beverage	4.50% (L + 3.75%)	6/8/2028	8,290	8,270	8,296
Storable, Inc.	Software	3.75% (L + 3.25%)	4/17/2028	4,000	3,977	3,991
Syndigo LLC	Software	5.25% (L + 4.50%)	12/15/2027	7,839	7,834	7,858
Therapy Brands Holdings LLC	Healthcare Information Technology	4.75% (L + 4.00%)	5/18/2028	4,609	4,588	4,609
Thermostat Purchaser III, Inc.	Business Services	5.25% (L + 4.50%)	8/31/2028	4,252	4,231	4,252
TIBCO Software Inc.	Software	3.86% (L + 3.75%)	6/30/2026	2,977	2,961	2,961
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	4.50% (L + 4.00%)	7/28/2028	5,303	5,277	5,296
Unified Women's Healthcare, LP	Healthcare Services	5.00% (L + 4.25%)	12/20/2027	7,400	7,365	7,426
USIC Holdings, Inc.	Business Services	4.25% (L + 3.50%)	5/12/2028	3,839	3,825	3,839
Valcour Packaging, LLC	Packaging	4.25% (L + 3.75%)	10/4/2028	3,301	3,291	3,301
VetCor Professional Practices LLC	Consumer Services	5.00% (L + 4.25%)	7/2/2025	9,972	9,779	9,889
VT Topco, Inc.	Business Services	4.50% (L + 3.75%)	8/1/2025	8,489	8,451	8,436
WP CityMD Bidco LLC	Healthcare Services	3.75% (L + 3.25%)	12/22/2028	7,044	7,002	7,045
Wrench Group LLC	Consumer Services	4.22% (L + 4.00%)	4/30/2026	9,567	9,506	9,567
YI, LLC	Healthcare Services	5.00% (L + 4.00%)	11/7/2024	22,215	22,203	22,104
Total Funded Investments				$507,195	$505,052	$504,958

Unfunded Investments - First lien
Confluent Health, LLC	Healthcare Services	—	11/30/2023	$1,759	$(9)	$—
EyeCare Partners, LLC	Healthcare Services	—	11/15/2028	636	—	(1)
Therapy Brands Holdings LLC	Healthcare Information Technology	—	5/18/2023	1,470	—	—
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	748	—	—
VT Topco, Inc.	Business Services	—	8/4/2023	1,490	—	(9)
Total Unfunded Investments				$6,103	$(9)	$(10)
Total Investments				$513,298	$505,043	$504,948

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2022.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.

Below is certain summarized consolidated financial information for SLP IV as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022:

Selected Consolidated Balance Sheet Information:	March 31, 2022	December 31, 2021
Investments at fair value (cost of $500,321 and $505,043, respectively)	$496,516	$504,948
Receivable from unsettled securities sold	—	2,595
Cash and other assets	8,043	12,912
Total assets	$504,559	$520,455

Credit facility	$359,637	$360,137
Deferred financing costs (net of accumulated amortization of $544 and $396, respectively)	(2,461)	(2,609)
Distribution payable	4,290	3,396
Payable for unsettled securities purchased	1,339	13,893
Other liabilities	2,013	1,910
Total liabilities	364,818	376,727

Members' capital	$139,741	$143,728
Total liabilities and members' capital	$504,559	520,455

Selected Consolidated Statement of Operations Information:	Three Months Ended
March 31, 2022
Interest income	$5,936
Other income	103
Total investment income	6,039

Interest and other financing expenses	1,803
Other expenses	221
Total expenses	2,024
Net investment income	4,015

Net realized losses on investments	(2)
Net change in unrealized depreciation of investments	(3,710)
Net increase in members' capital	$303
For the three months ended March 31, 2022, the Company earned approximately $3,372 of dividend income related to SLP IV, which is included in dividend income. As of March 31, 2022 and December 31, 2021, approximately $3,372 and $2,670, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of March 31, 2022, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of variants such as the delta and omicron variants, as well as any other variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population have been vaccinated, and it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,761,795	$—	$50,295	$1,711,500
Second lien	606,591	—	159,677	446,914
Subordinated	54,867	—	—	54,867
Equity and other	833,712	—	—	833,712
Total investments	$3,256,965	$—	$209,972	$3,046,993
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,657,815	$—	$22,672	$1,635,143
Second lien	627,356	—	308,236	319,120
Subordinated	50,742	—	—	50,742
Equity and other	838,451	—	—	838,451
Total investments	$3,174,364	$—	$330,908	$2,843,456

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2021	$2,843,456	$1,635,143	$319,120	$50,742	$838,451
Total gains or losses included in earnings:
Net realized gains (losses) on investments	19,164	(77)	—	—	19,241
Net change in unrealized (depreciation) appreciation	(10,152)	1,553	(16,232)	(1,408)	5,935
Purchases, including capitalized PIK and revolver fundings	172,371	155,395	7,351	5,533	4,092
Proceeds from sales and paydowns of investments	(101,580)	(53,073)	(14,500)	—	(34,007)
Transfers into Level III(1)	151,175	—	151,175	—	—
Transfers out of Level III(1)	(27,441)	(27,441)	—	—	—
Fair Value, March 31, 2022	$3,046,993	$1,711,500	$446,914	$54,867	$833,712
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(10,267)	$1,438	$(16,232)	$(1,408)	$5,935

(1)As of March 31, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2020	$2,737,857	$1,483,367	$570,033	$36,939	$647,518
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(12,070)	142	2	(5,150)	(7,064)
Net change in unrealized appreciation	34,754	7,803	3,442	5,061	18,448
Purchases, including capitalized PIK and revolver fundings	221,870	125,397	46,422	445	49,606
Proceeds from sales and paydowns of investments	(184,933)	(111,415)	(73,518)	—	—
Transfers into Level III(1)	33,442	26,782	6,660	—	—
Transfers out of Level III(1)	(190,349)	(32,226)	(158,123)	—	—
Fair Value, March 31, 2021	$2,640,571	$1,499,850	$394,918	$37,295	$708,508
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$21,562	$7,027	$3,240	$(89)	$11,384

(1)As of March 31, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2022 and March 31, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2022 were as follows:

				Range
Type	Fair Value as of March 31, 2022	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,711,500	Market & income approach	EBITDA multiple	5.0x	27.5x	14.7x
			Revenue multiple	5.0x	20.0x	8.3x
			Discount rate	6.0%	25.9%	9.0%
Second lien	440,192	Market & income approach	EBITDA multiple	8.0x	32.0x	15.7x
			Discount rate	8.4%	30.3%	10.4%
	6,722	Other	N/A(1)	N/A	N/A	N/A
Subordinated	54,867	Market & income approach	EBITDA multiple	8.0x	20.3x	13.7x
			Discount rate	11.1%	20.1%	14.7%
Equity and other	833,554	Market & income approach	EBITDA multiple	5.0x	35.0x	13.4x
			Revenue multiple	5.0x	20.0x	16.4x
			Discount rate	4.1%	30.9%	11.5%
	158	Other	N/A(1)	N/A	N/A	N/A
	$3,046,993

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
Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of March 31, 2022, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. See Note 7. Borrowings, for details. The carrying value of the SBA-guaranteed debentures, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes, the 2019A Unsecured Notes and the 2021A Unsecured Notes approximate fair value as of March 31, 2022 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the Convertible Notes as of March 31, 2022 was $213,199 which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of March 31, 2022 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on February 23, 2022 at a virtual meeting, for a period of 12 months commencing on May 5, 2022. The Company's board of directors held such meeting by virtual means in reliance on relief provided by the U.S. Securities and Exchange Commission (the "SEC") in response to the COVID-19 pandemic. Under the Investment Management Agreement, the Investment Adviser

manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee. On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement ("Amendment No. 1"). As described below, the sole purpose of Amendment No. 1 was to reduce the base management fee from 1.75% of the Company's gross assets to 1.4% of the Company's gross assets.
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2023, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2022 and March 31, 2021, management fees waived were approximately $1,092 and $3,637, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there are none as of March 31, 2022), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Management fee	$11,553	$13,420
Less: management fee waiver	(1,092)	(3,637)
Total management fee	10,461	9,783
Incentive fee, excluding accrued capital gains incentive fees	$7,477	$7,248
Accrued capital gains incentive fees(1)	$—	$—

(1)As of March 31, 2022 and March 31, 2021, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on February 23, 2022, for a period of 12 months commencing on May 5, 2022. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2022 and March 31, 2021, approximately $791 and $754, respectively, of indirect administrative expenses were included in administrative expenses of which $238 and $0, respectively, were waived by the Administrator. As of March 31, 2022 and December 31, 2021, approximately $1,042 and $545, respectively, of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2022 and March 31, 2021, the reimbursement to the Administrator represented approximately 0.02% and 0.02%, respectively, of the Company's gross assets.
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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company intends to file an application to amend its existing Exemptive Order to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2022, the Company’s asset coverage ratio was 181.3%.
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
As of March 31, 2022, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$2,934	$2,714
Non-usage fee	$222	$363
Amortization of financing costs	$789	$503
Weighted average interest rate	2.2%	2.4%
Effective interest rate	2.9%	3.2%
Average debt outstanding	$550,063	$450,163
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Holdings Credit Facility was $576,263 and $545,263, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of March 31, 2022, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the most recent amendment on June 4, 2021, the NMFC Credit Facility generally bears interest at a rate of LIBOR or Sterling Overnight Interbank Average Rate ("SONIA") plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). Prior to June 4, 2021, the NMFC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$871	$685
Non-usage fee	$43	$79
Amortization of financing costs	$62	$34
Weighted average interest rate	2.3%	2.7%
Effective interest rate	2.6%	3.1%
Average debt outstanding	$152,570	$104,456
As of March 31, 2022 and December 31, 2021, the outstanding balance on the NMFC Credit Facility was $131,860 and $127,192, which included £17,400 and £16,400, respectively, denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of March 31, 2022, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three months ended March 31, 2022 and March 31, 2021, amortization of financing costs were $3 and $3, respectively.
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
As of March 31, 2022, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense(1)	$1,766	$1,659
Non-usage fee(1)	$53	$77
Amortization of financing costs	$267	$166
Weighted average interest rate	3.0%	3.1%
Effective interest rate	3.6%	3.5%
Average debt outstanding	$237,267	$218,556

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of March 31, 2022 and December 31, 2021, the outstanding balance on the DB Credit Facility was $224,300 and $226,300, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
NMNLC Credit Facility II—The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender

(the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the most recent amendment on December 7, 2021, the NMNLC CA matures on February 25, 2023. The NMNLC Credit Facility II is guaranteed by the Company and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of March 31, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $20,000.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of December 7, 2021, the NMNLC Credit Facility II bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.75% per annum with a 0.35% floor and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). For the three months ended March 31, 2022 and March 31, 2021, interest expense, non-usage fees and amortization of financing costs were $118 and $0, $1 and $0, and $27 and $8, respectively and the weighted average interest rate and effective interest rate was 3.1% and 0% and 3.9% and 0%, respectively. As of March 31, 2022 and December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $15,200 and $15,200, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of March 31, 2022:

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at March 31, 2022	10.0%
Conversion rate at March 31, 2022(1)(2)	65.8762
Conversion price at March 31, 2022(2)(3)	$15.18
Last conversion price calculation date	August 20, 2021

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at March 31, 2022 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$2,893	$2,893
Amortization of financing costs	$97	$97
Amortization of premium	$(26)	$(26)
Weighted average interest rate	5.8%	5.8%
Effective interest rate	5.9%	5.9%
Average debt outstanding	$201,250	$201,250
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Convertible Notes was $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$5,958	$6,527
Amortization of financing costs	$199	$1,256
Weighted average interest rate	4.7%	4.9%
Effective interest rate	4.8%	5.9%
Average debt outstanding	$511,500	$532,228
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $511,500 and $511,500, respectively, and the Company was in compliance with the terms of the NPA as of such dates, as applicable.
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
As of March 31, 2022 and December 31, 2021, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of March 31, 2022 and December 31, 2021, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2022:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$1,998	$1,998
Amortization of financing costs	$247	$247
Weighted average interest rate	2.7%	2.7%
Effective interest rate	3.0%	3.0%
Average debt outstanding	$300,000	$300,000
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2022 and December 31, 2021, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2022, the Company had unfunded commitments on revolving credit facilities of $94,031, no outstanding bridge financing commitments and other future funding commitments of $144,268. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $86,989, no outstanding bridge financing commitments and other future funding commitments of $128,446. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of March 31, 2022 and December 31, 2021. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $53,989 and $6,800, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The net asset value of the Company experienced a significant reduction from the period of March 31, 2020 through December 31, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets. As of March 31, 2022, the net asset value of the Company has experienced a recovery from that of March 31, 2020.
The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including those caused by variants such as the delta and omicron variants, as well as any other variants, and its impact on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence and underwriting processes, and financial markets. Further, the operational and financial performance of the portfolio companies in which the Company makes investments may be significantly impacted by COVID-19, which may in turn impact the valuation of the Company's investments. The Company believes that its portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2022:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2021	97,907,441	$979	$1,272,796	$118,330	$(92,099)	$21,239	$1,321,245	$21,367	$1,342,612
Issuances of common stock	1,591,121	16	21,556	—	—	—	21,572	—	21,572
Offering costs	—	—	(52)	—	—	—	(52)	—	(52)
Distributions declared	—	—	—	(29,589)	—	—	(29,589)	(3,750)	(33,339)
Net increase (decrease) in net assets resulting from operations	—	—	—	29,573	17,596	(10,977)	36,192	855	37,047
Net assets at March 31, 2022	99,498,562	$995	$1,294,300	$118,314	$(74,503)	$10,262	$1,349,368	$18,472	$1,367,840
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2021:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized (Depreciation)	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Losses	Appreciation	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2020	96,827,342	$968	$1,269,671	$105,981	$(88,250)	$(66,495)	$1,221,875	$15,014	$1,236,889
Distributions declared	—	—	—	(29,048)	—	—	(29,048)	(301)	(29,349)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	3,403	3,403
Net increase (decrease) in net assets resulting from operations	—	—	—	28,668	(10,496)	33,318	51,490	365	51,855
Net assets at March 31, 2021	96,827,342	$968	$1,269,671	$105,601	$(98,746)	$(33,177)	$1,244,317	$18,481	$1,262,798
On November 3, 2021, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement provides that the Company may issue and sell its shares from time to time through the Agents, up to $250,000 worth of its common stock by means of at-the-market ("ATM") offerings.
For the three months ended March 31, 2022, the Company sold 1,511,836 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $20,474, including $295 of offering expenses, from these sales.
The Company generally uses net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2022, shares representing approximately $216,615 of its common stock remain available for issuance and sale under the Distribution Agreement.
Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings per share—basic
Numerator for basic earnings per share:	$36,192	$51,490
Denominator for basic weighted average share:	98,413,476	96,827,342
Basic earnings per share:	$0.37	$0.53
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$36,192	$51,490
Adjustment for interest on Convertible Notes and incentive fees, net	2,314	2,314
Numerator for diluted earnings per share:	$38,506	$53,804
Denominator for basic weighted average share	98,413,476	96,827,342
Adjustment for dilutive effect of Convertible Notes	13,257,586	13,257,585
Denominator for diluted weighted average share	111,671,062	110,084,927
Diluted earnings per share:	$0.34	$0.49

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2022 and March 31, 2021, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Per share data(1):
Net asset value, January 1, 2022 and January 1, 2021, respectively	$13.49	$12.62
Net investment income	0.30	0.30
Net realized and unrealized gains	0.07	0.23
Total net increase	0.37	0.53
Distributions declared to stockholders from net investment income	(0.30)	(0.30)
Net asset value, March 31, 2022 and March 31, 2021, respectively	$13.56	$12.85
Per share market value, March 31, 2022 and March 31, 2021, respectively	$13.85	$12.40
Total return based on market value(2)	3.28%	11.74%
Total return based on net asset value(3)	2.76%	4.21%
Shares outstanding at end of period	99,498,562	96,827,342
Average weighted shares outstanding for the period	98,413,476	96,827,342
Average net assets for the period	$1,321,557	$1,222,125
Ratio to average net assets:
Net investment income	9.08%	9.62%
Total expenses, before waivers/reimbursements	12.38%	14.05%
Total expenses, net of waivers/reimbursements	11.98%	12.85%
Average debt outstanding—Holdings Credit Facility	$550,063	$450,163
Average debt outstanding—Unsecured Notes	511,500	532,228
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000
Average debt outstanding—DB Credit Facility	237,267	218,556
Average debt outstanding—Convertible Notes	201,250	201,250
Average debt outstanding—NMFC Credit Facility(4)	152,570	104,456
Average debt outstanding—NMNLC Credit Facility II	15,200	—
Asset coverage ratio(5)	181.26%	184.58%
Portfolio turnover	2.94%	6.69%

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
(4)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in GBP of £17,400 that has been converted to U.S. dollars.
(5)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2022.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 14. Subsequent Events

On May 3, 2022, the Company’s board of directors declared a second quarter 2022 distribution of $0.30 per share payable on June 30, 2022 to holders of record as of June 16, 2022.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of March 31, 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.
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
May 9, 2022

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related and other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through March 31, 2022, we raised approximately $926.1 million in net proceeds from additional offerings of our common stock.
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
•New Mountain Finance SBIC, L.P. ("SBIC I")  and New Mountain Finance SBIC II, L.P. ("SBIC II"), who have received licenses from the U.S. Small Business Administration ("SBA") to operate as small business investment companies ("SBICs") under Section 301(c) of the Small Business Investment Act of 1958, as amended (the "1958 Act") and their general partners, New Mountain Finance SBIC G.P., L.L.C. ("SBIC I GP") and New Mountain Finance SBIC II G.P., L.L.C. ("SBIC II GP"), respectively;
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2022, our top five industry concentrations were software, business services, healthcare services, education and investment funds (which includes our investments in our joint ventures).
As of March 31, 2022, our net asset value was approximately $1,349.4 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,257.0 million in 107 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 9.8% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.1%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR"), Sterling Overnight Interbank Average Rate ("SONIA") and Secured Overnight Financing Rate ("SOFR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR, SONIA and SOFR contracts by the individual companies in our portfolio or other factors.

Recent Developments
On May 3, 2022, our board of directors declared a second quarter 2022 distribution of $0.30 per share payable on June 30, 2022 to holders of record as of June 16, 2022.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of new variants such as the delta and omicron variants, as well as any other variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
Although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population have been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic resulted in a significant reduction in our net asset value from the period of March 31, 2020 through December 31, 2020 as compared to our net asset value as of December 31, 2019. As of the three months ended March 31, 2022, our net asset value has experienced a recovery from that of the three months ended March 31, 2021. As of March 31, 2022, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default of any of the asset coverage requirements under any of our credit facilities as of March 31, 2022. For additional discussion on our portfolio companies, see “Monitoring of Portfolio Investments”.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies
Basis of Accounting
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2022.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2022.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2022, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of March 31, 2022 and December 31, 2021.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of LIBOR plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of March 31, 2022 and December 31, 2021, SLP III had total investments with an aggregate fair value of approximately $695.2 million and $702.1 million, respectively, and debt outstanding under its credit facility of $517.6 million and $510.9 million, respectively. As of March 31, 2022 and December 31, 2021, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2022 and December 31, 2021, SLP III had unfunded commitments in the form of delayed draws of $4.9 million and $4.6 million, respectively.
Below is a summary of SLP III's portfolio as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
First lien investments (1)	$708,344	$709,517
Weighted average interest rate on first lien investments (2)	4.70%	4.50%
Number of portfolio companies in SLP III	81	80
Largest portfolio company investment (1)	$23,428	$23,489
Total of five largest portfolio company investments (1)	$95,258	$95,504

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of March 31, 2022 and December 31, 2021 and additional information on certain summarized financial information for SLP III as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and March 31, 2021.

NMFC Senior Loan Program IV LLC
NMFC Senior Loan Program IV LLC ("SLP IV") was formed as a Delaware limited liability company on April 6, 2021, and commenced operations on May 5, 2021. SLP IV is structured as a private joint venture investment fund between us and SkyKnight Income Alpha, LLC ("SkyKnight Alpha") and operates under the First Amended and Restated Limited Liability Company Agreement of NMFC Senior Loan Program IV LLC (the "SLP IV Agreement"). Upon the effectiveness of the SLP IV Agreement dated May 5, 2021, the members contributed their respective membership interests in NMFC Senior Loan Program I LLC ("SLP I") and NMFC Senior Loan Program II LLC ("SLP II") to SLP IV. Immediately following the contribution of their membership interests, SLP I and SLP II became wholly-owned subsidiaries of SLP IV. The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within our core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP IV, which has equal representation from us and SkyKnight Alpha. SLP IV has a five year investment period and will continue in existence until May 5, 2028. The investment period may be extended for up to one year pursuant to certain terms of the SLP IV Agreement.
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2022, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of March 31, 2022 and December 31, 2021.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of March 31, 2022 and December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $496.5 million and $504.9 million, respectively, and debt outstanding under its credit facility of $359.6 million and $360.1 million, respectively. As of March 31, 2022 and December 31, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of March 31, 2022 and December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $4.8 million and $6.1 million, respectively.

Below is a summary of SLP IV's consolidated portfolio as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
First lien investments (1)	$507,457	$513,298
Weighted average interest rate on first lien investments (2)	4.79%	4.64%
Number of portfolio companies in SLP IV	72	68
Largest portfolio company investment (1)	$22,157	$22,215
Total of five largest portfolio company investments (1)	$94,595	$99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2022 and December 31, 2021 and additional information on certain summarized financial information for SLP IV as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2022.
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

Below is certain summarized property information for NMNLC as of March 31, 2022:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2022
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$110,991
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	23,247
NM APP US LLC	Plasman Corp, LLC / A-Brite LP	9/30/2033	AL / OH	261	17,872
NM GLCR LP	Arctic Glacier U.S.A.	2/28/2038	CA	48	16,852
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	10,002
NM DRVT LLC	FMH Conveyors, LLC	10/31/2031	AR	195	9,023
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,381
NM JRA LLC	J.R. Automation Technologies, LLC	1/31/2031	MI	88	4,223
NM KRLN LLC	None	N/A	MD	95	60
					$200,651
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2022 and December 31, 2021, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $19.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
In August 2017, a trustee (the “Trustee”) for Black Elk informed us that the Trustee intended to assert a fraudulent conveyance claim (the “Claim”) against us and one of its affiliates seeking the return of the $20.5 million repayment. Black Elk filed a Chapter 11 bankruptcy petition pursuant to the U.S. Bankruptcy Code in August 2015. The Trustee alleged that individuals affiliated with the private hedge fund conspired with Black Elk and others to improperly use proceeds from the sale of certain Black Elk assets to repay, in August 2014, the private hedge fund’s obligation to us under the SPP Agreement. We were unaware of these claims at the time the repayment was received. The private hedge fund is currently in liquidation under the laws of the Cayman Islands.
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of March 31, 2022 and December 31, 2021, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $9.4 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2022 and March 31, 2021, we recognized PIK and non-cash interest from investments of approximately $8.5 million and $5.8 million, respectively, and PIK and non-cash dividends from investments of approximately $5.1 million and $5.2 million, respectively.
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
Other income: Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We have recently consolidated our portfolio monitoring procedures by combining our previously bifurcated system that separately (1) rated investments based on their performance compared to expectations and (2) assigned a risk rating to each investment based on the expected impact from the COVID-19 pandemic. As described more fully below, our new portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below).
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score (“Risk Rating”) based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of “1” to “4”, with “1” being the worst and “4” being the best:
◦Tier 1 – Severe business underperformance and/or severe market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 4 – Business performance is in-line with or above expectations
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company’s business and credit quality, the underlying portfolio company’s current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of “A” to “C”, with “A” being the best and “C” being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Rating of our portfolio companies as of March 31, 2022:

(in millions)	As of March 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$51.5	1.6%	$21.6	0.7%
Orange	248.6	7.7%	205.0	6.2%
Yellow	103.1	3.2%	81.0	2.5%
Green	2,846.5	87.5%	2,968.8	90.6%
	$3,249.7	100.0%	$3,276.4	100.0%
As of March 31, 2022, all investments in our portfolio had a Green Risk Rating with the exception of five portfolio companies that had a Yellow Risk Rating, eight portfolio companies that had an Orange Risk Rating and three portfolio companies that had a Red Risk Rating.

As of March 31, 2022, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $29.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $12.7 million of our first lien term loans on non-accrual status. As of March 31, 2022, our positions in AAC on non-accrual status had an aggregate cost basis of $12.7 million, an aggregate fair value of $7.0 million and total unearned interest income of $0.3 million for the three months then ended. As of March 31, 2022, our AAC portfolio company has a Red Risk Rating.
During the third quarter of 2021, we placed our second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of March 31, 2022, our second lien position in Sierra had an aggregate cost basis of $0.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the three months then ended. As of March 31, 2022, our Sierra portfolio company has a Red Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of March 31, 2022, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $1.6 million for the three months then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of March 31, 2022, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $3.6 million and total unearned dividend income of approximately $1.1 million for the three months then ended. As of March 31, 2022, our UniTek portfolio company has a Green Risk Rating.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. As of March 31, 2022, our Education Management Corporation portfolio company has an Orange Risk Rating and an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the three months then ended.
As of March 31, 2022, our investment in NM KRLN LLC has a Red Risk Rating and an aggregate cost basis of $9.3 million and an aggregate fair value of $0.1 million.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of March 31, 2022, our investment in this security has a Yellow Risk Rating and has an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $19.4 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,257.0 million in 107 portfolio companies at March 31, 2022 and approximately $3,174.4 million in 106 portfolio companies at December 31, 2021.
The following table shows our portfolio and investment activity for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
New investments in 24 and 13 portfolio companies, respectively	$153.8	$223.4
Debt repayments in existing portfolio companies	44.1	190.7
Sales of securities in 3 and 2 portfolio companies, respectively	49.2	7.0
Change in unrealized appreciation on 28 and 47 portfolio companies, respectively	29.7	45.6
Change in unrealized depreciation on 73 and 55 portfolio companies, respectively	(39.6)	(12.1)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021
Revenue

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Total interest income	$47,878	$47,009
Total dividend income	16,772	15,662
Other income	4,313	5,037
Total investment income	$68,963	$67,708
Our total investment income increased by approximately $1.3 million, or 2%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, total investment income of approximately $69.0 million consisted of approximately $38.0 million in cash interest from investments, approximately $8.5 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.4 million, approximately $11.7 million in cash dividends from investments, approximately $5.1 million in PIK and non-cash dividends from investments and approximately $4.3 million in other income. The increase in interest income of approximately $0.9 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to higher LIBOR rates on larger invested balances. The increase in dividend income for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to an increase in cash dividends from our investment in SLP III and SLP IV and PIK dividends related to new investments. Other income during the three months ended March 31, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 17 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Management fee	$11,553	$13,420
Less: management fee waiver	(1,092)	(3,637)
Total management fee	10,461	9,783
Incentive fee	7,477	7,248
Interest and other financing expenses	18,637	19,385
Administrative expenses	1,209	1,129
Professional fees	937	726
Other general and administrative expenses	477	442
Total expenses	39,198	38,713
Less: expenses waived and reimbursed	(238)	—
Net expenses before income taxes	38,960	38,713
Income tax expense	95	1
Net expenses after income taxes	$39,055	$38,714
Our total net operating expenses increased by approximately $0.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Our management fee increased by approximately $0.7 million, net of a management fee waiver, and our incentive fee increased by approximately $0.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in management and incentive fees was attributable to higher invested balances.
Interest and other financing expenses decreased by approximately $0.7 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the acceleration of deferred financing costs associated with the repayment of the 5.75% Unsecured Notes in the first quarter of 2021. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 remained relatively flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net realized gains (losses) on investments	$19,172	$(10,496)
Net realized gains on foreign currency	345	—
Net change in unrealized (depreciation) appreciation of investments	(9,933)	33,472
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(2,021)	—
Net change in unrealized depreciation on foreign currency	(422)	—
Provision for taxes	(2)	(115)
Net realized and unrealized gains	$7,139	$22,861
Our net realized gains and unrealized losses resulted in a net gain of approximately $7.1 million for the three months ended March 31, 2022 compared to net realized losses and unrealized gains resulting in a net gain of approximately $22.9 million for the same period in 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended March 31, 2022 was primarily driven by a realized gain in NM GLCR LP and unrealized appreciation in TVG-Edmentum Holdings, LLC, UniTek and Haven Midstream LLC which offset unrealized depreciation in NHME Holdings Corp. and Integro Parent Inc. The provision for income taxes was attributable to equity investments that are held as of March 31, 2022 in eight of our corporate subsidiaries. The net gain for the three months ended March 31, 2021 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2022, we raised approximately $926.1 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2022, our asset coverage ratio was 181.3%.
At March 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $35.4 million and $58.1 million, respectively. Our cash (used in) provided by operating activities during the three months ended March 31, 2022 and March 31, 2021 was approximately $(45.2) million and $44.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
On November 3, 2021, we entered into an equity distribution agreement (the “Distribution Agreement”) with B. Riley Securities, Inc. and Raymond James & Associates, Inc. (collectively, the “Agents”). The Distribution Agreement provides that we may issue and sell our shares from time to time through the Agents, up to $250.0 million worth of our common stock by means of at-the-market ("ATM") offerings.
For the three months ended March 31, 2022, we sold 1,511,836 shares of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $20.5 million, including $0.3 million of offering expenses, from these sales.

We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2022, shares representing approximately $216.6 million of its common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $238.3 million and $215.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2022 and December 31, 2021, we had commitment letters to purchase investments in an aggregate par amount of $54.0 million and $6.8 million, respectively. As of March 31, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of March 31, 2022, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Holdings Credit Facility was $576.3 million and $545.3 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Holdings Credit Facility for the three months ended March 31, 2022 and March 31, 2021.
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

As of March 31, 2022, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
As of the most recent amendment on June 4, 2021, the NMFC Credit Facility generally bears interest at a rate of LIBOR or SONIA plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). Prior to June 4, 2021, the NMFC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA).
As of March 31, 2022 and December 31, 2021, the outstanding balance on the NMFC Credit Facility was $131.9 million and $127.2 million, which included £17.4 million and £16.4 million, respectively, denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMFC Credit Facility for the three months ended March 31, 2022 and March 31, 2021.
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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of March 31, 2022, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three months ended March 31, 2022 and March 31, 2021, amortization of financing costs were each less than $50.0 thousand, respectively.
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
As of March 31, 2022, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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

As of March 31, 2022 and December 31, 2021, the outstanding balance on the DB Credit Facility was $224.3 million and $226.3 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the DB Credit Facility for the three months ended March 31, 2022 and March 31, 2021.
NMNLC Credit Facility II—The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the most recent amendment on December 7, 2021, the NMNLC CA matures on February 25, 2023. The NMNLC Credit Facility II is guaranteed by us and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of March 31, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $20.0 million.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of December 7, 2021, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.75% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of March 31, 2022 and December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $15.2 million and $15.2 million, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMNLC Credit Facility II for the three months ended March 31, 2022 and March 31, 2021.
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

The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of March 31, 2022:

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at March 31, 2022	10.0%
Conversion rate at March 31, 2022(1)(2)	65.8762
Conversion price at March 31, 2022(2)(3)	$15.18
Last conversion price calculation date	August 20, 2021

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of our Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at March 31, 2022 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Convertible Notes for the three months ended March 31, 2022 and March 31, 2021.

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
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $511.5 million and $511.5 million, respectively, and we were in compliance with the terms of the NPA as of such dates, as applicable.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three months ended March 31, 2022 and March 31, 2021.
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
As of March 31, 2022 and December 31, 2021, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of March 31, 2022 and December 31, 2021, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2022 and December 31, 2021, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on our SBA-guaranteed debentures as of March 31, 2022 and costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2022 and March 31, 2021.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$576.3	$—	$—	$576.3	$—
Unsecured Notes(2)	511.5	145.0	166.5	200.0	—
SBA-guaranteed debentures(3)	300.0	—	37.5	84.2	178.3
DB Credit Facility(4)	224.3	—	—	224.3	—
Convertible Notes(5)	201.2	—	201.2	—	—
NMFC Credit Facility(6)	131.9	—	—	131.9	—
NMNLC Credit Facility II(7)	15.2	15.2	—	—	—
Total Contractual Obligations	$1,960.4	$160.2	$405.2	$1,216.7	$178.3

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($576.3 million as of March 31, 2022) must be repaid on or before April 20, 2026. As of March 31, 2022, there was approximately $153.7 million of possible capacity remaining under the Holdings Credit Facility.
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
(4)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($224.3 million as of March 31, 2022) must be repaid on or before March 25, 2026. As of March 31, 2022, there was approximately $55.7 million of possible capacity remaining under the DB Credit Facility.
(5)The Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($131.9 million, which included £17.4 million denominated in GBP that has been converted to U.S. dollars as of March 31, 2022) must be repaid on or before June 4, 2026. As of March 31, 2022, there was approximately $66.6 million of available capacity remaining under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility ($15.2 million as of March 31, 2022) must be repaid on or before February 25, 2023. As of March 31, 2022, there was approximately $4.8 million of available capacity remaining under the NMNLC Credit Facility II.

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
Distributions and Dividends
Distributions declared and paid to stockholders for the three months ended March 31, 2022 totaled approximately $29.6 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2022
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	$0.30
				$0.30
December 31, 2021
Fourth Quarter	October 27, 2021	December 16, 2021	December 30, 2021	$0.30
Third Quarter	July 29, 2021	September 16, 2021	September 30, 2021	0.30
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
				$1.20
December 31, 2020
Fourth Quarter	October 28, 2020	December 16, 2020	December 30, 2020	$0.30
Third Quarter	July 29, 2020	September 16, 2020	September 30, 2020	0.30
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2022 approximately $0.8 million, of indirect administrative expenses were included in administrative expenses, of which approximately $0.2 million were waived by the Administrator. As of March 31, 2022, approximately $1.0 million of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2022, the reimbursement to the Administrator represented approximately 0.02% of our gross assets.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Most recently, the Federal Reserve raised interest rates an additional 0.50% in May 2022, and indicated that it would raise rates at each of the remaining five meetings in 2022. During the three months ended March 31, 2022, certain of the loans held in our portfolio had floating LIBOR, SONIA or SOFR interest rates. As of March 31, 2022, approximately 86.21% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR, SONIA or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 13.79% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR, SONIA or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.38%
Base Interest Rate	—%
+100 Basis Points	4.89%
+200 Basis Points	14.70%
+300 Basis Points	24.50%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of March 31, 2022. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended March 31, 2022.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended March 31, 2022, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2021, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2022 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended March 31, 2022.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.     Exhibits
(a)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

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
(4)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2022.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)