Form 10-Q
period 2022-06-30
New Mountain Finance Corp
filed 2022-08-08
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of August 8, 2022
Common stock, par value $0.01 per share	100,716,928

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,523,515 and $2,323,224, respectively)	$2,456,609	$2,283,779
Non-controlled/affiliated investments (cost of $83,313 and $80,801, respectively)	151,045	134,775
Controlled investments (cost of $690,628 and $722,467, respectively)	692,537	755,810
Total investments at fair value (cost of $3,297,456 and $3,126,492, respectively)	3,300,191	3,174,364
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	19,401	21,422
Cash and cash equivalents	40,712	58,077
Interest and dividend receivable	33,827	30,868
Other assets	10,650	11,081
Total assets	$3,404,781	$3,295,812
Liabilities
Borrowings
Holdings Credit Facility	$615,463	$545,263
Unsecured Notes	586,500	511,500
SBA-guaranteed debentures	300,000	300,000
Convertible Notes	201,366	201,417
DB Credit Facility	189,300	226,300
NMFC Credit Facility	120,895	127,192
NMNLC Credit Facility II	2,900	15,200
Deferred financing costs (net of accumulated amortization of $44,092 and $40,713, respectively)	(16,910)	(19,684)
Net borrowings	1,999,514	1,907,188
Management fee payable	10,628	10,164
Incentive fee payable	7,926	7,503
Interest payable	18,450	17,388
Payable for unsettled securities purchased	—	7,910
Payable to affiliates	796	556
Deferred tax liability	169	13
Other liabilities	2,097	2,478
Total liabilities	2,039,580	1,953,200
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 100,716,928 and 97,907,441 shares issued and outstanding, respectively	1,007	979
Paid in capital in excess of par	1,310,791	1,272,796
Accumulated undistributed earnings	39,812	47,470
Total net assets of New Mountain Finance Corporation	$1,351,610	$1,321,245
Non-controlling interest in New Mountain Net Lease Corporation	13,591	21,367
Total net assets	$1,365,201	$1,342,612
Total liabilities and net assets	$3,404,781	$3,295,812
Number of shares outstanding	100,716,928	97,907,441
Net asset value per share of New Mountain Finance Corporation	$13.42	$13.49
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$41,089	$39,819	$78,533	$79,379
PIK interest income	2,934	2,064	6,236	4,598
Dividend income	87	—	135	—
Non-cash dividend income	3,189	2,967	6,274	5,368
Other income	4,287	1,578	5,918	4,402
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	263	563	518	1,026
PIK interest income	258	—	509	—
Non-cash dividend income	1,012	1,545	1,994	3,050
Other income	62	103	125	205
From controlled investments:
Interest income (excluding PIK interest income)	1,715	1,169	3,371	2,317
PIK interest income	4,085	3,466	9,055	6,770
Dividend income	10,671	11,117	22,316	21,592
Non-cash dividend income	1,063	1,334	2,075	2,615
Other income	2,395	836	5,014	2,947
Total investment income	73,110	66,561	142,073	134,269
Expenses
Incentive fee	7,926	7,298	15,403	14,546
Management fee	11,770	13,725	23,323	27,145
Interest and other financing expenses	20,672	17,871	39,309	37,256
Administrative expenses	932	1,029	2,141	2,158
Professional fees	817	764	1,754	1,490
Other general and administrative expenses	518	466	995	908
Total expenses	42,635	41,153	82,925	83,503
Less: management fee waived (See Note 5)	(1,142)	(3,804)	(2,234)	(7,441)
Less: expenses waived and reimbursed (See Note 5)	—	—	(238)	—
Net expenses	41,493	37,349	80,453	76,062
Net investment income before income taxes	31,617	29,212	61,620	58,207
Income tax (benefit) expense	(87)	22	8	23
Net investment income	31,704	29,190	61,612	58,184
Net realized gains (losses):
Non-controlled/non-affiliated investments	(594)	157	(664)	338
Non-controlled/affiliated investments	—	1	—	(12,211)
Controlled investments	17,112	22	36,354	1,557
Foreign currency	40	—	385	—
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	(20,507)	(10,921)	(25,031)	(2,650)
Non-controlled/affiliated investments	2,999	35,972	13,758	65,014
Controlled investments	(15,266)	24,757	(31,434)	20,916
Securities purchased under collateralized agreements to resell	—	—	(2,021)	—
Foreign currency	(193)	—	(615)	—
Provision for taxes	(155)	—	(157)	(115)
Net realized and unrealized (losses) gains	(16,564)	49,988	(9,425)	72,849
Net increase in net assets resulting from operations	15,140	79,178	52,187	131,033
Less: Net decrease (increase) in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	814	(3,366)	(41)	(3,731)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$15,954	$75,812	$52,146	$127,302
Basic earnings per share	$0.16	$0.78	$0.52	$1.31
Weighted average shares of common stock outstanding - basic (See Note 11)	100,596,188	96,828,217	99,510,862	96,827,782
Diluted earnings per share	$0.16	$0.71	$0.50	$1.20
Weighted average shares of common stock outstanding - diluted (See Note 11)	113,853,773	110,085,802	112,768,447	110,085,367
Distributions declared and paid per share	$0.30	$0.30	$0.60	$0.60
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$31,704	$29,190	$61,612	$58,184
Net realized gains (losses) on investments and foreign currency	16,558	180	36,075	(10,316)
Net change in unrealized (depreciation) appreciation of investments and foreign currency	(32,967)	49,808	(43,322)	83,280
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	(2,021)	—
Provision for taxes	(155)	—	(157)	(115)
Net increase in net assets resulting from operations	15,140	79,178	52,187	131,033
Less: Net decrease (increase) in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	814	(3,366)	(41)	(3,731)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	15,954	75,812	52,146	127,302
Capital transactions
Net proceeds from shares sold	16,577	—	37,051	—
Offering costs	(74)	—	(126)	—
Distributions declared to stockholders from net investment income	(30,215)	(29,048)	(59,804)	(58,096)
Reinvestment of distributions	—	1,049	1,098	1,049
Total net decrease in net assets resulting from capital transactions	(13,712)	(27,999)	(21,781)	(57,047)
Net increase in net assets	2,242	47,813	30,365	70,255
New Mountain Finance Corporation net assets at the beginning of the period	1,349,368	1,244,317	1,321,245	1,221,875
New Mountain Finance Corporation net assets at the end of the period	1,351,610	1,292,130	1,351,610	1,292,130
Non-controlling interest in NMNLC	13,591	18,956	13,591	18,956
Net assets at the end of the period	$1,365,201	$1,311,086	$1,365,201	$1,311,086

Capital share activity
Shares sold	1,218,366	—	2,730,202	—
Shares issued from the reinvestment of distributions	—	79,646	79,285	79,646
Net increase in shares outstanding	1,218,366	79,646	2,809,487	79,646

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$52,187	$131,033
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(35,690)	10,316
Net realized gains on translation of assets and liabilities in foreign currencies	(385)	—
Net change in unrealized depreciation (appreciation) of investments	42,707	(83,280)
Net change in unrealized depreciation on translation of assets and liabilities in foreign currencies	615	—
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	2,021	—
Amortization of purchase discount	(3,078)	(3,617)
Amortization of deferred financing costs	3,379	3,939
Amortization of premium on Convertible Notes	(51)	(51)
Non-cash investment income	(25,002)	(22,851)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(397,172)	(299,512)
Proceeds from sales and paydowns of investments	292,753	269,522
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	279	74
Cash paid for purchase of drawn portion of revolving credit facilities	(185)	(550)
Cash paid on drawn revolvers	(18,678)	(22,088)
Cash repayments on drawn revolvers	15,809	16,600
Deferred tax asset	—	101
Interest and dividend receivable	(2,979)	(3,879)
Receivable from unsettled securities sold	—	9,019
Receivable from affiliates	—	117
Other assets	414	(3,670)
Increase (decrease) in operating liabilities:
Management fee payable	464	(498)
Incentive fee payable	423	(56)
Payable for unsettled securities purchased	(7,910)	(11,629)
Payable to affiliates	240	78
Interest payable	1,062	1,663
Deferred tax liability	156	13
Other liabilities	(479)	(352)
Contributions related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	—	211
Net cash flows used in by operating activities	(79,100)	(9,347)
Cash flows from financing activities
Net proceeds from shares sold	37,051	—
Offering costs paid	(62)	—
Distributions paid	(58,706)	(57,047)
Proceeds from Holdings Credit Facility	101,200	57,000
Repayment of Holdings Credit Facility	(31,000)	(2,000)
Proceeds from Unsecured Notes	75,000	200,000
Repayment of Unsecured Notes	—	(141,750)
Proceeds from NMFC Credit Facility	101,054	222,000
Repayment of NMFC Credit Facility	(105,000)	(289,500)
Proceeds from DB Credit Facility	40,000	62,500
Repayment of DB Credit Facility	(77,000)	(83,000)
Repayment of NMNLC Credit Facility II	(12,300)	—
Contributions related to non-controlling interest in NMNLC	124	—
Distributions related to non-controlling interest in NMNLC	(7,940)	—
Deferred financing costs paid	(553)	(10,013)
Net cash flows provided by (used in) by financing activities	61,868	(41,810)
Net decrease in cash and cash equivalents	(17,232)	(51,157)
Effect of foreign exchange rate changes on cash and cash equivalents	(133)	—
Cash and cash equivalents at the beginning of the period	58,077	78,966
Cash and cash equivalents at the end of the period	$40,712	$27,809
Supplemental disclosure of cash flow information
Cash interest paid	$34,026	$30,515
Income taxes paid	74	23
Non-cash financing activities:
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	$1,098	$1,049
Accrual for offering costs	68	—
Accrual for deferred financing costs	63	131

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(15)	7.26% (L + 5.75%/Q)	8/7/2019	5/22/2026	$67,621	$67,392	$67,621
	First lien (5)(15)	7.26% (L + 5.75%/Q)	8/7/2019	5/22/2026	21,856	21,787	21,856
	First lien (3)(15)(18) - Drawn	8.63% (L + 5.75%/S)	8/7/2019	5/22/2026	1,479	1,470	1,479
						90,649	90,956	6.66%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(15)	6.75% (L + 5.75%/Q)	9/17/2018	8/16/2024	49,489	49,290	48,795
	First lien (3)(15)	6.75% (L + 5.75%/Q)	9/17/2018	8/16/2024	18,866	18,770	18,602
						68,060	67,397	4.94%
Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (2)	8.29% (SOFR + 5.75%/S)	6/23/2022	6/25/2029	63,093	62,621	62,620	4.59%
Associations, Inc.
Consumer Services	First lien (2)(15)	7.50% (L + 4.00% + 2.50% PIK/S)*	7/2/2021	7/2/2027	35,335	35,194	35,159
	First lien (8)(15)	8.44% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	8,699	8,660	8,656
	First lien (3)(15)	8.72% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	8,699	8,659	8,655
	First lien (8)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	5,253	5,231	5,227
	First lien (8)(15)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,179	4,161	4,158
						61,905	61,855	4.53%
iCIMS, Inc.
Software	First lien (8)(15)	7.72% (L + 6.50%/Q)	9/12/2018	9/12/2024	41,636	41,451	41,636
	First lien (8)(15)	7.72% (L + 6.50%/Q)	6/14/2019	9/12/2024	8,667	8,626	8,667
	First lien (3)(15)	7.72% (L + 6.50%/Q)	9/12/2018	9/12/2024	2,915	2,886	2,915
						52,963	53,218	3.90%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)(15)	6.49% (L + 5.25%/Q)	9/18/2017	9/18/2023	21,447	21,409	21,447
	First lien (2)(15)	6.49% (L + 5.25%/Q)	9/18/2017	9/18/2023	18,074	18,055	18,074
	First lien (2)(15)	6.49% (L + 5.25%/Q)	9/18/2017	9/18/2023	7,461	7,443	7,461
	First lien (2)(15)	6.49% (L + 5.25%/Q)	6/15/2021	9/18/2023	4,969	4,969	4,969
						51,876	51,951	3.81%
CentralSquare Technologies, LLC
Software	Second lien (3)	9.75% (L + 7.50%/Q)	8/15/2018	8/31/2026	47,838	47,467	43,453
	Second lien (8)	9.75% (L + 7.50%/Q)	8/15/2018	8/31/2026	7,500	7,442	6,812
						54,909	50,265	3.68%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GC Waves Holdings, Inc.
Financial Services	First lien (5)(15)	7.17% (L + 5.50%/M)	8/13/2021	8/13/2026	$21,997	$21,893	$21,997
	First lien (2)(15)	7.17% (L + 5.50%/M)	8/13/2021	8/13/2026	13,278	13,192	13,278
	First lien (2)(15)	7.17% (L + 5.50%/M)	8/13/2021	8/13/2026	10,604	10,506	10,604
	First lien (3)(15)(18) - Drawn	7.17% (L + 5.50%/M)	4/11/2022	8/13/2026	764	757	764
						46,348	46,643	3.42%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (8)(15)	7.14% (L + 5.50%/M)	12/22/2021	12/22/2027	20,739	20,548	20,532
	First lien (4)(15)	7.14% (L + 5.50%/M)	1/13/2022	12/22/2027	9,847	9,755	9,748
	Subordinated (3)(15)	11.50% PIK/Q*	12/22/2021	12/22/2031	11,795	11,633	11,618
	Subordinated (4)(15)	11.50% PIK/Q*	1/13/2022	12/22/2031	4,626	4,562	4,556
						46,498	46,454	3.39%
Affinity Dental Management, Inc.
Healthcare Services	First lien (2)(15)	7.53% (L + 6.00%/S)	9/15/2017	9/15/2023	33,107	33,090	33,107
	First lien (4)(15)	7.53% (L + 6.00%/S)	9/17/2019	9/15/2023	10,427	10,427	10,427
	First lien (3)(15)	7.55% (L + 6.00%/S)	9/15/2017	3/15/2023	1,738	1,720	1,738
						45,237	45,272	3.32%
Brave Parent Holdings, Inc.
Software	Second lien (5)	9.17% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,437	22,050
	Second lien (2)	9.17% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,529	16,291
	Second lien (8)	9.17% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,966	5,880
						44,932	44,221	3.24%
Deca Dental Holdings LLC
Healthcare Services	First lien (2)(15)	8.00% (L + 5.75%/Q)	8/26/2021	8/28/2028	38,052	37,709	37,672
	First lien (3)(15)(18) - Drawn	8.00% (L + 5.75%/Q)	8/26/2021	8/28/2028	4,005	3,968	3,965
	First lien (3)(15)(18) - Drawn	8.00% (L + 5.75%/Q)	8/26/2021	8/26/2027	1,009	999	999
						42,676	42,636	3.11%
Recorded Future, Inc.
Software	First lien (8)(15)	8.13% (L + 5.25%/S)	8/26/2019	7/3/2025	24,593	24,453	24,470
	First lien (8)(15)	8.13% (L + 5.25%/S)	3/26/2021	7/3/2025	12,716	12,641	12,653
						37,094	37,123	2.72%
Stamps.com Inc.
Software	First lien (8)(15)	6.87% (L + 5.75%/M)	10/5/2021	10/5/2028	37,180	36,840	36,808	2.70%
MRI Software LLC
Software	First lien (5)(15)	7.75% (L + 5.50%/Q)	1/31/2020	2/10/2026	21,992	21,921	21,992
	First lien (2)(15)	7.75% (L + 5.50%/Q)	3/24/2021	2/10/2026	9,639	9,617	9,639
	First lien (2)(15)	7.75% (L + 5.50%/Q)	1/31/2020	2/10/2026	3,189	3,178	3,189
	First lien (3)(15)	7.75% (L + 5.50%/Q)	1/31/2020	2/10/2026	814	810	814
						35,526	35,634	2.61%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (2)(15)	8.63% (L + 5.75%/S)	3/30/2021	8/4/2025	$17,673	$17,607	$17,673
	First lien (2)(15)	8.63% (L + 5.75%/S)	3/4/2021	8/4/2025	9,855	9,819	9,855
	First lien (3)(15)	9.13% (L + 6.25%/S)	12/19/2018	8/4/2025	5,857	5,833	5,857
	First lien (3)(15)(18) - Drawn	9.13% (L + 6.25%/S)	3/30/2021	8/4/2025	1,812	1,803	1,812
						35,062	35,197	2.58%
OEC Holdco, LLC (22)
OEConnection LLC
Business Services	Second lien (2)(15)	8.60% (L + 7.00%/M)	12/17/2021	9/25/2027	23,406	23,189	23,171
	Second lien (2)(15)	8.67% (L + 7.00%/M)	9/25/2019	9/25/2027	12,044	11,957	11,924
						35,146	35,095	2.57%
IG Investments Holdings, LLC
Business Services	First lien (2)(15)	8.25% (L + 6.00%/Q)	9/22/2021	9/22/2028	29,281	29,014	28,988
	First lien (2)(15)	8.25% (L + 6.00%/Q)	2/25/2022	9/22/2028	4,278	4,258	4,236
	First lien (3)(15)(18) - Drawn	9.75% (P + 5.00%/Q)	9/22/2021	9/22/2027	632	626	626
						33,898	33,850	2.48%
Anaplan, Inc.
Software	First lien (2)	8.01% (SOFR + 6.50%/M)	6/21/2022	6/21/2029	33,618	33,283	33,282	2.44%
EAB Global, Inc.
Education	Second lien (2)(15)	7.54% (L + 6.50%/Q)	8/16/2021	8/16/2029	33,452	32,993	32,951	2.41%
KAMC Holdings, Inc
Business Services	Second lien (2)(15)	9.44% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,649	16,279
	Second lien (8)(15)	9.44% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,649	16,279
						37,298	32,558	2.38%
Foreside Financial Group
Business Services	First lien (2)(15)	7.12% (L + 5.50%/M)	5/26/2022	9/30/2027	32,128	31,812	31,807	2.33%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(15)	6.75% (SOFR + 6.00%/Q)	3/12/2021	4/3/2028	19,769	19,646	19,769
	First lien (2)(15)	7.34% (SOFR + 6.00%/Q)	2/25/2022	4/3/2028	7,081	7,047	7,081
	First lien (3)(15)	7.34% (SOFR + 6.00%/Q)	3/12/2021	4/3/2028	3,289	3,267	3,289
	First lien (3)(15)(18) - Drawn	6.75% (SOFR + 6.00%/Q)	3/12/2021	4/3/2028	306	305	306
						30,265	30,445	2.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Granicus, Inc.
Software	First lien (4)(15)	8.75% (L + 6.50%/Q)	1/27/2021	1/29/2027	$15,444	$15,351	$15,444
	First lien (8)(15)	8.75% (L + 6.50%/Q)	1/27/2021	1/29/2027	5,974	5,936	5,974
	First lien (2)(15)	8.75% (L + 6.50%/Q)	1/27/2021	1/29/2027	5,892	5,857	5,892
	First lien (3)(15)(18) - Drawn	8.25% (L + 6.00%/Q)	4/23/2021	1/29/2027	2,765	2,741	2,765
						29,885	30,075	2.20%
TigerConnect, Inc.
Healthcare Services	First lien (2)(15)	7.75% (SOFR + 6.75%/S)	2/16/2022	2/16/2028	29,868	29,585	29,570	2.17%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)(15)	7.67% (L + 6.00%/M)	12/20/2021	12/20/2028	28,130	27,866	27,756
	First lien (2)(15)	7.67% (L + 6.00%/M)	5/6/2022	12/20/2028	1,776	1,759	1,752
						29,625	29,508	2.16%
Foundational Education Group, Inc.
Education	Second lien (5)(15)	8.82% (SOFR + 6.50%/Q)	8/19/2021	8/31/2029	22,500	22,396	21,312
	Second lien (2)(15)	8.82% (SOFR + 6.50%/Q)	8/19/2021	8/31/2029	7,009	6,986	6,639
						29,382	27,951	2.05%
Ansira Holdings, Inc.
Business Services	First lien (8)(15)	8.17% (L + 6.50% PIK/M)*	12/19/2016	12/20/2024	33,098	33,059	21,977
	First lien (3)(15)	8.17% (L + 6.50% PIK/M)*	12/19/2016	12/20/2024	8,352	8,344	5,545
						41,403	27,522	2.02%
Syndigo LLC
Software	Second lien (4)(15)	10.51% (L + 8.00%/S)	12/14/2020	12/15/2028	22,500	22,355	21,897
	Second lien (2)(15)	10.51% (L + 8.00%/S)	2/16/2022	12/15/2028	5,697	5,711	5,544
						28,066	27,441	2.01%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	5.17% (L + 3.50%/M)	6/24/2019	8/28/2024	16,479	15,294	13,811
	First lien (8)(15)	5.17% (L + 3.50%/M)	10/23/2019	8/28/2024	15,894	14,448	13,320
						29,742	27,131	1.99%
VT Topco, Inc.
Business Services	Second lien (2)(15)	8.42% (L + 6.75%/M)	7/30/2021	7/31/2026	16,183	16,132	16,183
	Second lien (4)(15)	8.67% (L + 7.00%/M)	8/14/2018	7/31/2026	10,000	9,985	10,000
						26,117	26,183	1.92%
Fortis Solutions Group, LLC
Packaging	First lien (8)(15)	7.65% (L + 5.50%/Q)	10/15/2021	10/13/2028	10,247	10,153	10,144
	First lien (2)(15)	7.65% (L + 5.50%/Q)	10/15/2021	10/13/2028	10,247	10,153	10,144
	First lien (3)(15)	7.65% (L + 5.50%/Q)	10/15/2021	10/13/2028	5,612	5,557	5,556
	First lien (3)(15)(18) - Drawn	7.73% (L + 5.50%/Q)	10/15/2021	10/15/2027	191	189	189
						26,052	26,033	1.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

DOCS, MSO, LLC
Healthcare Services	First lien (8)	6.90% (SOFR + 5.75%/M)	6/1/2022	6/1/2028	$18,807	$18,807	$18,807
	First lien (4)	6.90% (SOFR + 5.75%/M)	6/1/2022	6/1/2028	7,043	7,043	7,043
						25,850	25,850	1.89%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)	7.56% (SOFR + 6.75%/Q)	11/14/2019	11/19/2027	22,500	22,410	21,600
	Second lien (2)	7.56% (SOFR + 6.75%/Q)	11/14/2019	11/19/2027	4,208	4,177	4,040
						26,587	25,640	1.88%
New Trojan Parent, Inc.
Healthcare Services	Second lien (2)(15)	8.92% (L + 7.25%/M)	1/22/2021	1/5/2029	26,762	26,647	25,590	1.87%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	8.87% (L + 7.25%/M)	8/2/2018	8/10/2026	18,266	18,225	17,867
	Second lien (8)(15)	8.87% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,483	7,337
						25,708	25,204	1.85%
Idera, Inc.
Software	Second lien (4)(15)	7.82% (L + 6.75%/M)	6/27/2019	3/2/2029	22,500	22,227	21,953
	Second lien (3)(15)	7.82% (L + 6.75%/M)	4/29/2021	3/2/2029	3,000	2,987	2,927
						25,214	24,880	1.82%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (8)(15)	6.97% (L + 6.00%/Q)	3/1/2021	3/1/2028	19,259	19,015	19,103
	First lien (2)(15)	6.97% (L + 6.00%/Q)	3/2/2021	3/1/2028	4,913	4,850	4,873
						23,865	23,976	1.76%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(15)	7.75% (L + 5.50%/Q)	8/2/2021	8/2/2028	22,194	21,996	21,972
	First lien (3)(15)(18) - Drawn	7.75% (L + 5.50%/Q)	8/2/2021	8/2/2028	967	958	958
						22,954	22,930	1.68%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (4)(15)	6.42% (L + 4.75%/M)	9/9/2019	9/4/2026	19,263	19,123	19,244
	First lien (4)(15)	6.42% (L + 4.75%/M)	2/1/2022	9/4/2026	3,225	3,180	3,221
						22,303	22,465	1.65%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(15)	7.70% (SOFR + 5.50%/Q)	2/25/2022	2/25/2028	22,434	22,327	22,322	1.64%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)(15)	10.50% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,924	21,690	1.59%
Cardinal Parent, Inc.
Software	First lien (4)	6.13% (L + 4.50%/M)	10/30/2020	11/12/2027	12,035	11,963	11,463
	Second lien (4)(15)	9.37% (L + 7.75%/M)	11/12/2020	11/13/2028	9,767	9,684	9,864
						21,647	21,327	1.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (5)(15)	6.75% (L + 5.00%/S)	11/1/2019	10/31/2025	$17,953	$17,899	$17,953
	First lien (5)(15)	6.42% (L + 5.00%/S)	11/1/2019	10/31/2025	2,338	2,330	2,338
	First lien (3)(15)(18) - Drawn	8.75% (P + 4.00%/Q)	11/1/2019	10/31/2025	119	118	119
						20,347	20,410	1.50%
Bullhorn, Inc.
Software	First lien (2)(15)	8.00% (L + 5.75%/Q)	9/24/2019	9/30/2026	16,745	16,664	16,745
	First lien (3)(15)	8.00% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,168	1,165	1,168
	First lien (2)(15)	8.00% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,070	1,068	1,070
	First lien (3)(15)	8.00% (L + 5.75%/Q)	9/24/2019	9/30/2026	775	770	775
	First lien (3)(15)	8.00% (L + 5.75%/Q)	9/24/2019	9/30/2026	347	345	347
	First lien (3)(15)	8.00% (L + 5.75%/Q)	9/24/2019	9/30/2026	277	275	277
						20,287	20,382	1.49%
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	8.00% (L + 6.50%/S)	11/23/2021	11/23/2027	10,102	10,032	10,026
	First lien (8)(15)	8.46% (L + 6.50%/Q)	5/10/2022	11/23/2027	9,975	9,902	9,900
	First lien (3)(15)(18) - Drawn	8.00% (L + 6.50%/S)	11/23/2021	5/24/2027	381	379	379
						20,313	20,305	1.49%
MED Parentco, LP
Healthcare Services	Second lien (8)(15)	9.92% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,744	19,802	1.45%
Xactly Corporation
Software	First lien (4)(15)	8.49% (L + 7.25%/Q)	7/31/2017	7/31/2023	19,047	19,018	19,047
	First lien (3)(15)(18) - Drawn	8.80% (L + 7.25%/Q)	7/31/2017	7/31/2023	608	602	608
						19,620	19,655	1.44%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	8.42% (L + 6.75%/M)	3/18/2021	3/30/2029	20,313	20,269	19,449	1.42%
Infogain Corporation
Software	First lien (2)(15)	6.99% (L + 5.75%/Q)	7/30/2021	7/28/2028	18,994	18,867	18,827
	First lien (3)(15)(18) - Drawn	6.96% (L + 5.75%/Q)	7/30/2021	7/30/2026	287	285	285
						19,152	19,112	1.40%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)(18) - Drawn	7.68% (SOFR + 6.00%/S)	8/13/2021	10/4/2027	15,883	15,842	15,883
	First lien (3)(15)	7.00% (L + 6.00%/S)	1/10/2022	10/4/2027	1,260	1,248	1,260
	First lien (3)(15)	7.52% (SOFR + 6.00%/S)	1/10/2022	10/4/2027	845	837	845
	First lien (3)(15)(18) - Drawn	7.00% (L + 6.00%/Q)	8/13/2021	10/4/2027	676	674	676
						18,601	18,664	1.37%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	7.08% (L + 5.25%/S)	6/30/2021	6/29/2027	$15,382	$15,249	$15,228
	First lien (3)(15)(18) - Drawn	6.85% (L + 5.25%/S)	6/30/2021	6/29/2027	2,889	2,861	2,860
						18,110	18,088	1.32%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	7.32% (L + 5.75% PIK + 0.50%/M)(42)*	9/30/2015	9/30/2026	28,151	28,105	18,028
	First lien (3)(15)	15.07% (L + 13.50% PIK + 0.50%/M)(42)*	6/10/2021	9/30/2026	1,527	1,527	—
	Subordinated (3)(15)	2.00% (L + 1.00% PIK/Q)(42)*	3/16/2021	9/30/2026	5,230	—	—
						29,632	18,028	1.32%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Drawn	6.36% (L + 4.25%/S)	9/6/2019	9/6/2024	424	418	410
	Second lien (8)(15)	9.83% (L + 7.75%/S)	9/6/2019	9/3/2027	18,000	18,000	17,465
						18,418	17,875	1.31%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(15)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	13,866	13,820	13,865
	First lien (5)(15)	10.25% (L + 8.00%/Q)	10/15/2020	8/6/2026	2,495	2,477	2,495
	First lien (3)(15)(18) - Drawn	7.54% (L + 6.00%/Q)	3/13/2020	2/6/2025	304	302	304
						16,599	16,664	1.22%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(15)	7.50% (L + 5.25%/Q)	12/18/2018	11/29/2024	16,620	16,583	16,620	1.22%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	6.56% (L + 5.50%/M)	2/20/2020	2/20/2026	15,868	15,817	15,868
	First lien (3)(15)(18) - Drawn	6.56% (L + 5.50%/M)	2/20/2020	2/20/2026	297	295	297
						16,112	16,165	1.18%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	9.25% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	14,173	14,048	14,031
	First lien (8)(15)	9.25% (L + 7.00% PIK/Q)*	3/11/2022	11/1/2028	1,942	1,924	1,923
						15,972	15,954	1.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	8.00% (L + 5.75%/Q)	12/20/2021	12/21/2027	$10,448	$10,351	$10,343
	First lien (5)(15)	8.00% (L + 5.75%/Q)	12/20/2021	12/21/2027	3,485	3,452	3,450
	First lien (5)(15)(18) - Drawn	6.99% (L + 5.75%/Q)	12/20/2021	12/21/2027	932	948	922
	First lien (3)(15)(18) - Drawn	6.80% (L + 5.75%/Q)	12/20/2021	12/21/2027	357	353	353
						15,104	15,068	1.10%
Hill International, Inc.
Business Services	First lien (2)(15)	8.38% (SOFR + 6.85%/M)	6/21/2017	11/5/2023	15,010	14,995	15,010	1.10%
CFS Management, LLC
Healthcare Services	First lien (2)(15)	8.57% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	11,439	11,414	11,439
	First lien (3)(15)	8.57% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	3,407	3,398	3,407
						14,812	14,846	1.09%
Daxko Acquisition Corporation
Software	First lien (8)(15)	7.75% (L + 5.50%/Q)	10/15/2021	10/16/2028	13,210	13,089	13,045
	First lien (3)(15)	7.17% (L + 5.50%/M)	10/15/2021	10/16/2028	1,113	1,102	1,099
						14,191	14,144	1.04%
Castle Management Borrower LLC
Business Services	First lien (2)(15)	3.19% (L + 2.19%/Q)	5/31/2018	2/15/2025	14,590	14,566	13,554	0.99%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	9.67% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,409	13,448	0.99%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(15)	10.95% (L + 8.25%/S)	9/5/2018	9/5/2024	13,444	13,415	13,444	0.98%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(15)	11.25% (L + 7.50% + 2.00% PIK/Q)*	9/29/2016	9/8/2022	14,662	14,656	13,105	0.96%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)(15)	7.65% (SOFR + 6.00%/S)	5/11/2022	5/11/2029	13,007	12,879	12,877
	First lien (3)(15)(18) - Drawn	7.24% (SOFR + 6.00%/M)	5/11/2022	5/11/2028	155	153	153
						13,032	13,030	0.95%
USRP Holdings, Inc.
Federal Services	First lien (2)(15)	7.75% (L + 5.50%/Q)	7/22/2021	7/23/2027	11,368	11,270	11,255
	First lien (3)(15)	7.75% (L + 5.50%/Q)	7/22/2021	7/23/2027	1,480	1,466	1,465
						12,736	12,720	0.93%
Calabrio, Inc.
Software	First lien (5)(15)	9.25% (L + 7.00%/Q)	4/16/2021	4/16/2027	12,347	12,270	12,347	0.90%
Apptio, Inc.
Software	First lien (8)(15)	7.25% (L + 6.00%/M)	1/10/2019	1/10/2025	11,203	11,094	11,203
	First lien (3)(15)(18) - Drawn	7.25% (L + 6.00%/M)	1/10/2019	1/10/2025	827	810	827
						11,904	12,030	0.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

CHA Holdings, Inc.
Business Services	Second lien (4)(15)	11.04% (L + 8.75%/Q)	4/3/2018	4/10/2026	$7,012	$6,972	$7,012
	Second lien (3)(15)	11.04% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,427	4,453
						11,399	11,465	0.84%
Specialtycare, Inc.
Healthcare Services	First lien (2)(15)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	10,511	10,385	10,282	0.75%
Quartz Holding Company
Software	Second lien (3)	9.67% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,865	9,750	0.71%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	—	5/3/2013	—	14,500	14,500	9,377	0.69%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	9.50% (L + 5.25% + 2.00% PIK/Q)*	7/19/2021	7/19/2027	8,275	8,195	7,747
	First lien (3)(15)(18) - Drawn	8.92% (L + 5.25% + 2.00% PIK/M)*	7/19/2021	7/19/2026	907	897	849
						9,092	8,596	0.63%
Vectra Co.
Business Products	Second lien (8)(15)	8.92% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,766	8,179	0.60%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (2)(15)	6.25% (L + 4.75%/S)	11/30/2018	7/21/2023	8,089	8,079	8,089	0.59%
Energize Holdco LLC
Business Services	Second lien (2)(15)	9.00% (L + 6.75%/Q)	11/19/2021	12/7/2029	7,950	7,912	7,865	0.58%
KPSKY Acquisition Inc.
Industrial Services	First lien (8)(15)	7.14% (L + 5.50%/M)	10/19/2021	10/19/2028	7,003	6,939	6,933
	First lien (3)(15)(18) - Drawn	9.25% (P + 4.50%/Q)	10/19/2021	10/19/2028	755	748	748
						7,687	7,681	0.56%
Community Brands ParentCo, LLC
Software	First lien (2)(15)	7.38% (SOFR + 5.75%/M)	2/24/2022	2/24/2028	7,199	7,130	7,114	0.52%
ADG, LLC
Healthcare Services	Second lien (3)(15)	11.69% (L + 10.00% PIK/Q)*	10/3/2016	3/28/2024	6,960	6,937	6,417	0.47%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare Information Technology	First lien (8)(15)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	6,250	6,197	6,250	0.46%
Safety Borrower Holdings LLC
Information Services	First lien (2)(15)	7.50% (L + 5.25%/Q)	9/1/2021	9/1/2027	5,728	5,703	5,699
	First lien (3)(15)(18) - Drawn	9.00% (P + 4.25%/Q)	9/1/2021	9/1/2027	128	127	127
						5,830	5,826	0.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	7.42% (L + 5.75%/M)	9/8/2021	9/8/2028	$4,005	$3,973	$3,965
	First lien (3)(15)(18) - Drawn	7.42% (L + 5.75%/M)	9/8/2021	9/8/2028	1,665	1,649	1,648
	First lien (3)(15)(18) - Drawn	9.50% (P + 4.75%/Q)	9/8/2021	9/8/2027	56	58	55
						5,680	5,668	0.42%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Drawn	7.75% (L + 5.50%/Q)	11/26/2021	11/26/2027	3,713	3,678	3,713	0.27%
Education Management Corporation (20)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M)(42)	1/5/2015	7/2/2020	300	292	—
	First lien (3)	13.00% (L + 7.50%/M)(42)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q)(42)	1/5/2015	7/2/2020	206	200	—
	First lien (3)	9.75% (L + 6.50%/Q)(42)	1/5/2015	7/2/2020	116	113	—
	First lien (2)	11.75% (P + 8.50%/M)(42)	1/5/2015	7/2/2020	140	116	—
	First lien (3)	11.75% (P + 8.50%/M)(42)	1/5/2015	7/2/2020	79	65	—
	First lien (2)	11.75% (P + 8.50%/M)(42)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(42)	1/5/2015	7/2/2020	2	2	—
						956	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (42)(43)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States						$2,165,716	$2,107,717	154.39%
Funded Debt Investments - United Kingdom
Integro Parent Inc.**
Insurance Services	First lien (2)(15)	7.85% (SOFR + 2.50% + 3.75% PIK/Q)*	10/9/2015	5/8/2023	$34,909	$34,868	$34,908
	First lien (3)(15)	7.85% (SOFR + 2.50% + 3.75% PIK/Q)*	6/8/2018	5/8/2023	6,892	6,858	6,892
	First lien (2)(15)	13.63% (SOFR + 12.00%/S)	5/10/2022	5/6/2023	1,747	1,747	1,747
	First lien (3)(15)	13.63% (SOFR + 12.00%/S)	5/10/2022	5/6/2023	347	347	347
	First lien (2)(15)(18) - Drawn	13.63% (SOFR + 12.00%/S)	5/10/2022	5/6/2023	159	159	159
	First lien (3)(15)(18) - Drawn	13.63% (SOFR + 12.00%/S)	5/10/2022	5/6/2023	32	32	32
	Second lien (8)(15)	11.43% (SOFR + 10.25% PIK/Q)(42)*	10/9/2015	10/30/2023	10,451	10,392	6,769
						54,403	50,854	3.73%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	9.92% (L + 8.25%/M)	10/8/2019	10/8/2027	$34,459	$34,257	$34,460	2.52%
Total Funded Debt Investments - United Kingdom						$88,660	$85,314	6.25%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(15)	7.12% (L + 6.00%/M)	10/1/2021	9/29/2028	$35,000	$34,680	$34,650
	First lien (8)(15)	7.12% (L + 6.00%/M)	10/1/2021	9/29/2028	24,189	23,968	23,947
						58,648	58,597	4.29%
Total Funded Debt Investments - Netherlands						$58,648	$58,597	4.29%
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	8.47% (SONIA + 7.00%/D)	8/6/2021	8/3/2028	£12,879	$17,621	$15,449
	First lien (3)(15)	7.53% (L + 7.00%/S)	8/6/2021	8/3/2028	$10,184	10,046	10,032
	First lien (3)(15)(16)(18) - Drawn	8.47% (SONIA + 7.00%/D)	8/6/2021	8/3/2028	£6,344	8,244	7,590
	First lien (3)(15)(18) - Drawn	9.31% (L + 7.00%/S)	8/6/2021	8/3/2028	$3,983	3,927	3,923
						39,838	36,994	2.71%
Total Funded Debt Investments - Jersey						$39,838	$36,994	2.71%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien (8)	6.57% (L + 5.00%/Q)	7/30/2019	7/31/2026	10,481	$10,447	$9,918	0.73%
Total Funded Debt Investments - United Arab Emirates						$10,447	$9,918	0.73%
Total Funded Debt Investments						$2,363,309	$2,298,540	168.37%
Equity - United States
Dealer Tire Holdings, LLC (30)
Distribution & Logistics	Preferred shares (3)(15)	—	9/13/2021	—	56,271	$60,360	$59,793	4.38%
Knockout Intermediate Holdings I (41)
Software	Preferred shares (3)	—	6/23/2022	—	15,150	14,961	14,961	1.09%
Symplr Software Intermediate Holdings, Inc. (31)
Healthcare Information Technology	Preferred shares (4)(15)	—	11/30/2018	—	7,500	11,210	10,979
	Preferred shares (3)(15)	—	11/30/2018	—	2,586	3,865	3,785
						15,075	14,764	1.08%
ACI Parent Inc. (36)
Healthcare Services	Preferred shares (3)(15)	—	8/2/2021	—	12,500	13,769	13,757	1.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Project Essential Super Parent, Inc. (34)
Software	Preferred shares (3)(15)	—	4/20/2021	—	10,000	$11,169	$11,152	0.82%
Diamond Parent Holdings Corp. (35)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	—	4/6/2021	—	10,000	10,937	10,936	0.80%
OEC Holdco, LLC (22)
Business Services	Preferred shares (12)(15)	—	12/17/2021	—	7,214	7,566	7,448	0.54%
HB Wealth Management, LLC (37)
Financial Services	Preferred shares (11)(15)	—	9/30/2021	—	48,303	4,804	5,125	0.38%
FS WhiteWater Holdings, LLC (38)
Consumer Services	Ordinary shares (5)(15)	—	12/20/2021	—	50,000	5,000	5,000	0.37%
Appriss Health Holdings, Inc. (23)
Appriss Health Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred shares (3)(15)	—	5/6/2021	—	2,333	2,608	2,638	0.19%
OA Topco, L.P. (40)
Healthcare Information Technology	Ordinary shares (3)(15)	—	12/20/2021	—	2,000,000	2,000	2,000	0.15%
Pioneer Topco I, L.P. (39)
Software	Ordinary shares (13)(15)	—	11/1/2021	—	199,980	2,000	1,775	0.13%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	—	8/12/2013	—	372	83	158	0.01%
Education Management Corporation (20)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
AAC Lender Holdings, LLC (33)
Education	Ordinary shares (3)(15)	—	3/16/2021	—	758	—	—	—%
Total Shares - United States						150,801	149,507	10.95%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)(29)	—	9/1/2017	—	102,227	$10,143	$10,223	0.75%
Total Shares - Hong Kong						$10,143	$10,223	0.75%
Total Shares						$160,944	$159,730	11.70%
Total Funded Investments						$2,524,253	$2,458,270	180.07%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
DOCS, MSO, LLC
Healthcare Services	First lien (3)(18) - Undrawn	—	6/1/2022	6/3/2024	6,561	$—	$—	—%
	First lien (4)(18) - Undrawn	—	6/1/2022	6/3/2024	2,457	—	—
	First lien (3)(18) - Undrawn	—	6/1/2022	6/1/2028	2,405	—	—
						—	—	—%
AAC Lender Holdings, LLC (33)
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	3/12/2021	3/10/2023	2,980	—	—	—%
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	1/25/2021	9/30/2026	2,652	—	—	—%
AgKnowledge Holdings Company, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	11/30/2018	7/21/2023	526	(3)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	3/13/2020	2/6/2025	709	(4)	—	—%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare Information Technology	First lien (3)(15)(18) - Undrawn	—	5/6/2021	5/6/2027	417	(4)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	2/20/2020	2/20/2026	1,502	(8)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	11/26/2021	11/26/2023	1,475	—	—
	First lien (3)(15)(18) - Undrawn	—	11/26/2021	11/26/2024	905	(9)	—
						(9)	—	—%
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	3/30/2021	8/4/2025	1,812	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	10/5/2021	11/8/2022	$1,221	$(3)	$—
	First lien (3)(15)(18) - Undrawn	—	9/24/2019	9/30/2026	852	(6)	—
						(9)	—	—%
MRI Software LLC
Software	First lien (3)(15)(18) - Undrawn	—	2/11/2022	8/16/2023	7,754	—	—
	First lien (3)(15)(18) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	—
						(10)	—	—%
Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	4/16/2021	4/16/2027	1,487	(11)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)(18) - Undrawn	—	5/2/2022	5/2/2024	15,805	—	—
	First lien (3)(15)(18) - Undrawn	—	8/13/2021	10/4/2027	1,364	(3)	—
	First lien (3)(15)(18) - Undrawn	—	8/13/2021	6/3/2022	3,152	(8)	—
						(11)	—	—%
Granicus, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	1/27/2021	1/29/2027	2,414	(18)	—
	First lien (3)(15)(18) - Undrawn	—	4/23/2021	4/21/2023	1,822	—	—
						(18)	—	—%
YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	10/22/2021	10/22/2023	2,078	—	—
	First lien (3)(15)(18) - Undrawn	—	11/1/2019	10/31/2025	3,849	(19)	—
						(19)	—	—%
Apptio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	1/10/2019	1/10/2025	1,240	(25)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	8/7/2019	5/22/2026	4,438	(27)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GC Waves Holdings, Inc.
Financial Services	First lien (3)(15)(18) - Undrawn	—	10/31/2019	8/13/2026	$3,951	$(30)	$—
	First lien (3)(15)(18) - Undrawn	—	4/11/2022	4/11/2024	16,647	—	—
						(30)	—	—%
Xactly Corporation
Software	First lien (3)(15)(18) - Undrawn	—	7/31/2017	7/31/2023	383	(4)	—	—%
Safety Borrower Holdings LLC
Information Services	First lien (3)(15)(18) - Undrawn	—	9/1/2021	9/1/2027	384	(2)	(2)
	First lien (3)(15)(18) - Undrawn	—	9/1/2021	9/1/2022	1,279	—	(6)
						(2)	(8)	(0.00)%
USRP Holdings, Inc.
Federal Services	First lien (3)(15)(18) - Undrawn	—	7/22/2021	7/23/2027	893	(9)	(9)	(0.00)%
KPSKY Acquisition Inc.
Industrial Services	First lien (3)(15)(18) - Undrawn	—	10/19/2021	10/19/2023	48	—	—
	First lien (3)(15)(18) - Undrawn	—	6/17/2022	6/17/2024	1,168	—	(12)
						—	(12)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	7/19/2021	7/19/2026	226	(3)	(14)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	11/23/2021	5/24/2027	499	(4)	(4)
	First lien (3)(15)(18) - Undrawn	—	11/23/2021	11/23/2023	1,467	—	(11)
						(4)	(15)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	8/26/2019	7/3/2025	2,981	(20)	(15)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(15)(18) - Undrawn	—	2/24/2022	2/24/2028	425	(4)	(5)
	First lien (3)(15)(18) - Undrawn	—	2/24/2022	2/26/2024	849	—	(10)
						(4)	(15)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	9/22/2021	9/22/2027	$1,666	$(17)	$(17)	(0.00)%
Associations, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	7/2/2021	7/2/2027	3,543	(18)	(18)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	9/8/2021	9/8/2027	503	(7)	(5)
	First lien (3)(15)(18) - Undrawn	—	9/8/2021	9/8/2023	1,290	(9)	(13)
						(16)	(18)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/15/2027	986	(10)	(12)
	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/16/2023	524	—	(7)
						(10)	(19)	(0.00)%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	11/1/2021	11/1/2027	2,446	(24)	(24)	(0.00)%
Infogain Corporation
Software	First lien (3)(15)(18) - Undrawn	—	7/30/2021	7/30/2026	3,540	(27)	(31)	(0.00)%
Specialtycare, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	6/18/2021	6/18/2026	559	(8)	(12)
	First lien (3)(15)(18) - Undrawn	—	6/18/2021	6/18/2023	946	(3)	(21)
						(11)	(33)	(0.00)%
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	12/20/2021	12/21/2027	1,043	(10)	(10)
	First lien (5)(15)(18) - Undrawn	—	12/20/2021	12/21/2023	2,568	(26)	(26)
						(36)	(36)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Undrawn	—	9/6/2019	9/6/2024	1,091	(16)	(37)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	6/30/2021	6/29/2027	$1,501	$(15)	$(15)
	First lien (3)(15)(18) - Undrawn	—	6/30/2021	6/29/2023	2,364	—	(24)
						(15)	(39)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (3)(15)(18) - Undrawn	—	5/11/2022	5/11/2028	1,394	(14)	(14)
	First lien (3)(15)(18) - Undrawn	—	5/11/2022	5/13/2024	3,097	—	(31)
						(14)	(45)	(0.00)%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare Information Technology	First lien (3)(15)(18) - Undrawn	—	12/20/2021	12/20/2028	3,600	(36)	(48)	(0.00)%
TigerConnect, Inc.
Healthcare Services	First lien (2)(15)(18) - Undrawn	—	2/16/2022	2/16/2023	1,232	—	(12)
	First lien (3)(15)(18) - Undrawn	—	2/16/2022	2/16/2028	4,267	(43)	(43)
						(43)	(55)	(0.01)%
Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (3)(18) - Undrawn	—	6/23/2022	6/25/2029	3,851	(29)	(29)
	First lien (3)(18) - Undrawn	—	6/23/2022	6/24/2024	3,851	—	(29)
						(29)	(58)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	3/1/2021	3/1/2023	10,664	—	(86)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	2/25/2022	2/25/2028	1,969	(10)	(10)
	First lien (3)(15)(18) - Undrawn	—	2/25/2022	2/25/2024	15,755	—	(79)
						(10)	(89)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	5/26/2022	5/26/2024	6,984	—	(70)
	First lien (3)(15)(18) - Undrawn	—	5/26/2022	9/30/2027	2,095	(21)	(21)
						(21)	(91)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	8/2/2021	8/2/2027	$2,354	$(24)	$(24)
	First lien (3)(15)(18) - Undrawn	—	8/2/2021	8/2/2023	7,269	—	(73)
						(24)	(97)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	6/24/2022	6/24/2024	4,886	—	(49)
	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/15/2027	2,670	(27)	(27)
	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/13/2023	2,718	—	(27)
						(27)	(103)	(0.01)%
Deca Dental Holdings LLC
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	8/26/2021	8/26/2027	2,018	(20)	(20)
	First lien (3)(15)(18) - Undrawn	—	8/26/2021	8/28/2023	9,080	—	(91)
						(20)	(111)	(0.01)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	12/22/2021	12/22/2027	3,659	(37)	(37)
	First lien (4)(15)(18) - Undrawn	—	1/13/2022	12/22/2023	8,247	—	(82)
	First lien (3)(15)(18) - Undrawn	—	12/22/2021	12/22/2023	25,420	—	(254)
						(37)	(373)	(0.03)%
Total Unfunded Debt Investments - United States						$(694)	$(1,516)	(0.11)%
Unfunded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)(18) - Undrawn	—	8/6/2021	7/9/2023	£6,738	$—	$(101)	(0.01)%
Total Unfunded Debt Investments - Jersey						$—	$(101)	(0.01)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(15)(18) - Undrawn	—	10/1/2021	10/1/2027	$4,439	$(44)	$(44)	(0.00)%
Total Unfunded Debt Investments - Netherlands						$(44)	$(44)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United Kingdom
Integro Parent Inc.**
Insurance Services	First lien (2)(15)(18) - Undrawn	—	5/10/2022	5/6/2023	$1,588	$—	$—
	First lien (3)(15)(18) - Undrawn	—	5/10/2022	5/6/2023	315	—	—
						$—	$—	—%
Total Unfunded Debt Investments - United Kingdom						$—	$—	—%
Total Unfunded Debt Investments						$(738)	$(1,661)	(0.12)%
Total Non-Controlled/Non-Affiliated Investments						$2,523,515	$2,456,609	179.95%
Non-Controlled/Affiliated Investments (44)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (24)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	13.00% (6.50% + 6.50%/PIK)*	12/11/2020	1/26/2027	$15,942	$15,820	$15,942	1.17%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(15)	15.00% PIK/Q(42)*	9/12/2019	9/12/2023	5	5	—	—%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	10.00% PIK/Q(42)*	3/30/2021	—	247	—	—
	First lien (3)(15)	11.00% (L + 10.00% PIK/M)(42)*	7/23/2020	—	3,409	—	—
						—	—	—%
Total Funded Debt Investments - United States						$15,825	$15,942	1.17%
Equity - United States
TVG-Edmentum Holdings, LLC (24)
Education	Ordinary shares (3)(15)	—	12/11/2020	—	48,899	$54,705	$131,103	9.60%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	7/31/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(15)	—	7/31/2017	—	2,786,000	1,282	401
						12,783	4,000	0.29%
Total Shares - United States						$67,488	$135,103	9.90%
Total Non-Controlled/Affiliated Investments						$83,313	$151,045	11.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Controlled Investments (45)
Funded Debt Investments - United States
New Benevis Topco, LLC (32)
New Benevis Holdco, Inc.
Healthcare Services	First lien (2)(15)	11.75% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	$34,310	$34,310	$34,310
	First lien (8)(15)	11.75% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	8,418	8,418	8,418
	First lien (3)(15)	11.75% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	4,133	4,133	4,133
	Subordinated (3)(15)	12.00% PIK/M*	10/6/2020	10/6/2025	17,581	15,509	14,475
						62,370	61,336	4.49%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)	14.00% PIK/Q*	12/17/2021	10/30/2026	33,889	21,086	33,889
	First lien (3)(15)	10.50% (L + 8.50%/Q)	12/17/2021	10/30/2026	16,000	16,000	16,000
						37,086	49,889	3.65%
UniTek Global Services, Inc.
Business Services	First lien (2)(15)	9.07% (L + 5.50% + 2.00% PIK/Q)*	6/29/2018	8/20/2024	12,740	12,740	12,740
	First lien (3)(15)	9.07% (L + 5.50% + 2.00% PIK/Q)*	3/16/2020	8/20/2024	9,432	8,820	9,432
	First lien (2)(15)	9.07% (L + 5.50% + 2.00% PIK/Q)*	6/29/2018	8/20/2024	2,548	2,548	2,548
	First lien (3)(15)	9.07% (L + 5.50% + 2.00% PIK/Q)*	6/29/2018	8/20/2024	1,366	1,244	1,366
	Second lien (3)(15)	15.00% PIK/Q*	12/16/2020	2/20/2025	10,736	10,736	10,244
						36,088	36,330	2.66%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	18.00% PIK/M*	10/30/2020	12/31/2024	19,913	19,913	19,913
	First lien (3)(15)(18) - Drawn	10.00% (L + 9.00% PIK/M)*	10/30/2020	12/31/2024	7,860	7,860	7,860
						27,773	27,773	2.03%
NHME Holdings Corp. (28)
National HME, Inc.
Healthcare Services	Second lien (3)(15)	12.00% PIK/Q* (42)	11/27/2018	5/27/2024	17,102	16,672	8,548
	Second lien (3)(15)	12.00% PIK/Q* (42)	11/27/2018	5/27/2024	21,647	19,840	—
						36,512	8,548	0.63%
Total Funded Debt Investments - United States						$199,829	$183,876	13.47%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	5/4/2018	—	—	$140,000	$140,000	10.25%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	5/5/2021	—	—	112,400	112,400	8.24%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	6/20/2018	—	—	$76,343	$97,244	7.12%
New Benevis Topco, LLC (32)
Healthcare Services	Ordinary shares (2)(15)	—	10/6/2020	—	269,027	27,154	34,400
	Ordinary shares (8)(15)	—	10/6/2020	—	66,007	6,662	8,440
	Ordinary shares (3)(15)	—	10/6/2020	—	60,068	6,105	7,681
						39,921	50,521	3.70%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)(27)	—	8/17/2018	—	13,999,195	13,999	11,217
	Preferred shares (3)(15)(27)	—	8/29/2019	—	8,320,378	8,320	7,273
	Preferred shares (3)(15)(26)(42)	—	6/30/2017	—	19,795,435	19,795	7,633
	Preferred shares (2)(15)(25)(42)	—	1/13/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)(25)(42)	—	1/13/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	1/13/2015	—	2,096,477	1,925	—
	Ordinary shares (3)(15)	—	1/13/2015	—	1,993,749	532	—
						78,964	26,123	1.91%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	10/6/2017	—	—	12,538	21,067	1.54%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	10/30/2020	—	100	11,155	16,000	1.17%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	9/30/2019	—	—	6,272	8,184	0.60%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	6/20/2018	—	—	861	1,051	0.08%
NHME Holdings Corp. (28)
Healthcare Services	Ordinary shares (3)(15)	—	11/27/2018	—	640,000	4,000	—	—%
QID TRH Holdings LLC (21)
Haven Midstream Holdings LLC
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—		—	80	—	—
	Profit Interest (6)(15)	—		—	5	—	—
						—	—	—%
NM GLCR LP
Net Lease	Membership interest (7)(15)	—	2/1/2018	—	—	—	—	—%
NM APP US LLC
Net Lease	Membership interest (7)(15)	—	9/13/2016	—	—	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

NM DRVT LLC
Net Lease	Membership interest (7)(15)	—	11/18/2016	—	—	$—	$—	—%
NM JRA LLC
Net Lease	Membership interest (7)(15)	—	8/12/2016	—	—	—	—	—%
NM KRLN LLC
Net Lease	Membership interest (7)(15)	—	11/15/2016	—	—	—	—	—%
Total Shares - United States						$482,454	$472,590	34.62%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	9/13/2016	—	—	$7,345	$12,314	0.90%
Total Shares - Canada						$7,345	$12,314	0.90%
Total Shares						$489,799	$484,904	35.52%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	12/16/2020	2/20/2025	8,523	$—	$23,757	1.74%
NHME Holdings Corp. (28)
Healthcare Services	Warrants (3)(15)	—	11/27/2018	—	160,000	1,000	—	—%
Total Warrants - United States						$1,000	$23,757	1.74%
Total Funded Investments						$690,628	$692,537	50.73%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	10/30/2020	12/31/2024	$2,977	$—	$—	—%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	12/17/2021	10/30/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States						—	—	—%
Total Controlled Investments						$690,628	$692,537	50.73%
Total Investments						$3,297,456	$3,300,191	241.74%

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
June 30, 2022
(in thousands, except shares)
(unaudited)

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
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of June 30, 2022, the par value U.S. dollar equivalent of the first lien term loan, drawn first lien term loan and the undrawn first lien term loan is $15,685, $7,727 and $8,206, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(19)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2022.
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
(21)The Company holds investments in multiple entities of Haven Midstream Holdings LLC. The Company holds 4.6% of the Class B profits interest in QID NGL, LLC (which at closing represented 97% of the ownership in the class B units in QID TRH Holdings, LLC), class A common units of Haven Midstream Holdings LLC, and holds a tranche A first lien term loan, a tranche B first lien term loan and a first lien revolver in Haven Midstream LLC. On April 14, 2022, Haven Midstream LLC ceased operations at its Haven KS natural gas processing plant due to a fire that caused extensive damage. Haven Midstream LLC is currently working with its insurance providers to assess coverage amounts and payout timing, and with various experts to assess rebuild options and viability.
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
June 30, 2022
(in thousands, except shares)
(unaudited)

(33)The Company holds ordinary shares in AAC Lender Holdings, LLC and a first lien term loan, first lien revolver and subordinated notes in American Achievement Corporation, a partially-owned subsidiary of AAC Lender Holdings, LLC.
(34)The Company holds preferred equity in Project Essential Super Parent, Inc. that is entitled to receive cumulative preferential dividends at a rate of L + 9.50% per annum.
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
(41)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc. The preferred equity is entitled to received cumulative preferential dividends at a rate of 11.75% per annum.
(42)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(43)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $19,401 as of June 30, 2022. See Note 2. Summary of Significant Accounting Policies, for details.
(44)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2022 and December 31, 2021 along with transactions during the six months ended June 30, 2022 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Permian Holdco 3, Inc. / Permian Trust	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sierra Hamilton Holdings Corporation	4,000	—	—	—	4,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	130,775	2,512	—	13,758	147,045	—	1,027	1,994	125
Total Non-Controlled/Affiliated Investments	$134,775	$2,512	$—	$13,758	$151,045	$—	$1,027	$1,994	$125

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

(45)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of June 30, 2022 and December 31, 2021, along with transactions during the six months ended June 30, 2022 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2021	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$27,347	$3,075	$—	$(21,874)	$8,548	$—	$1,575	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	109,595	2,867	—	(605)	111,857	—	3,672	—	750
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	34,759	4,014	—	5,000	43,773	—	2,033	—	261
NM APP CANADA CORP	9,422	—	—	2,892	12,314	—	—	500	—
NM APP US LLC	14,891	—	(5,080)	(9,811)	—	4,489	—	236	483
NM CLFX LP	24,676	—	—	(3,609)	21,067	—	—	782	—
NM DRVT LLC	7,984	—	(5,152)	(2,832)	—	3,421	—	131	475
NM JRA LLC	3,996	—	(2,043)	(1,953)	—	2,049	—	76	188
NM GLCR LP	50,687	—	(14,750)	(35,937)	—	35,713	—	413	2,150
NM KRLN LLC	244	97	(9,318)	8,977	—	(9,318)	—	—	—
NM NL Holdings, L.P.	107,870	24	(10,885)	235	97,244	—	—	4,355	—
NM GP Holdco, LLC	1,197	—	(138)	(8)	1,051	—	—	49	—
NM YI LLC	8,286	—	—	(102)	8,184	—	—	417	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	140,000	—	—	8,998	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	6,359	—
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	34,821	2,265	—	12,803	49,889	—	3,111	—	345
UniTek Global Services, Inc.	67,635	3,250	(65)	15,390	86,210	—	2,035	2,075	362
Total Controlled Investments	$755,810	$15,592	$(47,431)	$(31,434)	$692,537	$36,354	$12,426	$24,391	$5,014

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2022, 17.2% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
June 30, 2022
(unaudited)

June 30, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	56.28%
Second lien	17.68%
Subordinated	1.70%
Equity and other	24.34%
Total investments	100.00%

June 30, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	26.74%
Healthcare Services	16.20%
Business Services	15.13%
Education	8.12%
Investment Funds (includes investments in joint ventures)	7.65%
Consumer Services	4.72%
Net Lease	4.24%
Distribution & Logistics	3.12%
Specialty Chemicals & Materials	2.28%
Financial Services	2.13%
Healthcare Information Technology	2.06%
Information Technology	1.77%
Insurance Services	1.54%
Energy	1.45%
Packaging	1.19%
Consumer Products	0.61%
Federal Services	0.39%
Business Products	0.25%
Industrial Services	0.23%
Information Services	0.18%
Total investments	100.00%

June 30, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.56%
Fixed rates	12.44%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

June 30, 2022
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through June 30, 2022, NMFC raised approximately $942,661 in net proceeds from additional offerings of its common stock.
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
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to "triple net" leases and has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the

Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA-eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of June 30, 2022, the Company’s top five industry concentrations were software, healthcare services, business services, education and investment funds (which includes the Company's investments in its joint ventures).
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”). The Company consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB, NMF TRM, NMF Pioneer and NMF OEC and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2022.

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

Below is certain summarized property information for NMNLC as of June 30, 2022:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2022
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$98,295
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	21,067
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	12,314
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,184
					$139,860
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2022 and December 31, 2021, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $19,401 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2022, the Company recognized PIK and non-cash interest from investments of $7,292 and $15,815, respectively, and PIK and non-cash dividends from investments of $5,304 and $10,383, respectively. For the three and six months ended June 30, 2021, the Company recognized PIK and non-cash interest from investments of $5,530 and $11,368, respectively, and PIK and non-cash dividends from investments of $5,846 and $11,033, respectively.
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
To continue to qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
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
For the three and six months ended June 30, 2022, the Company recognized a total income tax provision of approximately $68 and $165, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2022, the Company recorded current income tax (benefit) expense of approximately $(87) and $8, respectively, and deferred income tax provision of approximately $155 and $157, respectively. For the three and six months ended June 30, 2021, the Company recognized a total income tax provision of approximately $22 and $138, respectively, for the Company’s consolidated subsidiaries. For the three and six months ended June 30, 2021, the Company recorded current income tax expense of approximately $22 and $23, respectively, and deferred income tax provision of approximately $0 and $115, respectively.
As of June 30, 2022 and December 31, 2021, the Company had $169 and $13, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740")

through December 31, 2021. The 2018 through 2021 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2021, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2022 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and six months ended June 30, 2022 and June 30, 2021, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 of its common stock under the Repurchase Program.
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
Note 3. Investments
At June 30, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,879,391	$1,857,335
Second lien	636,810	583,394
Subordinated	62,024	55,968
Equity and other	719,231	803,494
Total investments	$3,297,456	$3,300,191

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$889,044	$882,086
Healthcare Services	561,209	534,702
Business Services	558,848	499,368
Education	206,554	267,964
Investment Funds (includes investments in joint ventures)	252,400	252,400
Consumer Services	156,397	155,833
Net Lease	103,359	139,860
Distribution & Logistics	106,206	103,089
Specialty Chemicals & Materials	62,770	75,135
Financial Services	69,712	70,432
Healthcare Information Technology	68,483	68,097
Information Technology	58,604	58,553
Insurance Services	54,403	50,854
Energy	51,716	47,773
Packaging	40,434	39,378
Consumer Products	20,309	20,290
Federal Services	12,727	12,711
Business Products	10,766	8,179
Industrial Services	7,687	7,669
Information Services	5,828	5,818
Total investments	$3,297,456	$3,300,191

At December 31, 2021, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,682,541	$1,657,815
Second lien	645,370	627,356
Subordinated	54,996	50,742
Equity and other	743,585	838,451
Total investments	$3,126,492	$3,174,364
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$782,714	$781,304
Business Services	578,635	514,013
Healthcare Services	510,832	509,941
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,895	250,351
Net Lease	150,603	229,253
Consumer Services	111,464	111,140
Distribution & Logistics	106,211	104,112
Insurance Services	76,307	75,094
Specialty Chemicals & Materials	60,295	60,367
Information Technology	58,570	58,553
Financial Services	55,424	55,745
Healthcare Information Technology	52,804	52,946
Energy	47,702	38,759
Packaging	34,763	33,723
Federal Services	12,797	12,790
Business Products	10,764	10,586
Consumer Products	10,218	10,206
Industrial Services	7,368	7,362
Information Services	5,726	5,719
Total investments	$3,126,492	$3,174,364

As of June 30, 2022, the Company's aggregate principal amount of its second lien term loan in Integro Parent Inc. ("Integro") was $10,451. During the second quarter of 2022, the Company placed an aggregate principal amount of $3,658 of its second lien position on non-accrual status. As of June 30, 2022, the Company's position in Integro on non-accrual status had an aggregate cost basis of $3,637, an aggregate fair value of $2,369, total unearned interest income of $101 and $101, respectively, for the three and six months then ended and total unearned other income of $36 and $36, respectively, for the three and six months then ended.
During the second quarter of 2022, the Company placed its second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of June 30, 2022, the Company's second lien positions in National HME had an aggregate cost basis of $36,512, an aggregate fair value of $8,548, and total unearned interest income of $1,163 and $1,163, respectively, for the three and six months then ended.
As of June 30, 2022, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $29,678, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an aggregate principal amount of $12,787 of its first lien term loans on non-accrual status. As of June 30, 2022, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $12,769, an aggregate fair value of $7,211 and total unearned interest income of $310 and $606, respectively, for the three and six months then ended.
During the third quarter of 2021, the Company placed its second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of June 30, 2022, the Company's second lien position in Sierra had an aggregate cost basis of $5, an aggregate fair value of $0, and total unearned interest income of $0 and $0, respectively, for the three and six months then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of June 30, 2022, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $1,647 and $3,241, respectively, for the three and six months then ended. During the third quarter of 2021, the Company placed an aggregate principal amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of June 30, 2022, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $7,633 and total unearned dividend income of approximately $1,136 and $2,220, respectively, for the three and six months then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of June 30, 2022, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $956, an aggregate fair value of $0 and total unearned interest income of $5 and $9, respectively, for the three and six months then ended.
    As of June 30, 2022, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $98,487 and $0, respectively. As of June 30, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $182,299. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2022.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of June 30, 2022 and December 31, 2021, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $9,377 and $10,354, respectively, which is reflective of the higher inherent risk in this transaction.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2022, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2022 and December 31, 2021.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of June 30, 2022 and December 31, 2021, SLP III had total investments with an aggregate fair value of approximately $654,639 and $702,148, respectively, and debt outstanding under its credit facility of $514,500 and $510,900, respectively. As of June 30, 2022 and December 31, 2021, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2022 and December 31, 2021, SLP III had unfunded commitments in the form of delayed draws of $4,479 and $4,569, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
First lien investments (1)	$697,482	$709,517
Weighted average interest rate on first lien investments (2)	5.75%	4.50%
Number of portfolio companies in SLP III	82	80
Largest portfolio company investment (1)	$23,368	$23,489
Total of five largest portfolio company investments (1)	$93,960	$95,504

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of June 30, 2022:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare Services	5.17% (L + 3.50%)	12/23/2027	$2,412	$2,402	$2,215
Advisor Group Holdings, Inc.	Financial Services	6.17% (L + 4.50%)	7/31/2026	9,750	9,719	9,299
AG Parent Holdings, LLC	Healthcare Services	6.67% (L + 5.00%)	7/31/2026	12,188	12,149	11,689
Artera Services, LLC	Distribution & Logistics	5.75% (L + 3.50%)	3/6/2025	6,873	6,833	5,460
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	5.92% (L + 4.25%)	10/9/2026	5,865	5,827	5,528
athenahealth Group Inc.	Healthcare I.T.	5.01% (SOFR + 3.50%)	2/15/2029	3,235	3,220	2,986
BCPE Empire Holdings, Inc.	Distribution & Logistics	5.67% (L + 4.00%)	6/11/2026	4,280	4,254	4,024
BCPE Empire Holdings, Inc.	Distribution & Logistics	6.25% (SOFR + 4.63%)	6/11/2026	3,273	3,159	3,158
Bearcat Buyer, Inc.	Healthcare Services	6.50% (L + 4.25%)	7/9/2026	19,355	19,295	19,355
Bearcat Buyer, Inc.	Healthcare Services	6.50% (L + 4.25%)	7/9/2026	4,013	3,999	4,013
Bella Holding Company, LLC	Healthcare Services	5.42% (L + 3.75%)	5/10/2028	2,249	2,230	2,110
Bluefin Holding, LLC	Software	6.33% (L + 4.25%)	9/4/2026	9,750	9,657	9,714
Bluefin Holding, LLC	Software	7.08% (L + 5.00%)	9/4/2026	2,575	2,539	2,566
Bracket Intermediate Holding Corp.	Healthcare Services	5.22% (L + 4.25%)	9/5/2025	14,438	14,402	13,908
Brave Parent Holdings, Inc.	Software	5.67% (L + 4.00%)	4/18/2025	4,289	4,282	4,135
Brown Group Holding, LLC	Distribution & Logistics	5.54% (SOFR + 3.75%)	7/2/2029	7,063	6,886	6,815
Cano Health, LLC	Healthcare Services	5.63% (SOFR + 4.00%)	11/23/2027	10,286	10,251	9,482
Cardinal Parent, Inc.	Software	6.13% (L + 4.50%)	11/12/2027	6,950	6,865	6,620
CE Intermediate I, LLC	Software	5.40% (L + 4.00%)	11/10/2028	10,975	10,904	10,372
CentralSquare Technologies, LLC	Software	6.00% (L + 3.75%)	8/29/2025	14,475	14,457	13,064
CHA Holdings, Inc.	Business Services	6.75% (L + 4.50%)	4/10/2025	962	962	962
CommerceHub, Inc.	Software	6.25% (L + 4.00%)	12/29/2027	5,746	5,722	5,071
Confluent Health, LLC	Healthcare Services	5.67% (L + 4.00%)	11/30/2028	12,023	11,966	11,227
Confluent Health, LLC	Healthcare Services	5.67% (L + 4.00%)	11/30/2028	514	511	480
Confluent Medical Technologies, Inc.	Healthcare Products	5.80% (SOFR + 3.75%)	2/16/2029	6,983	6,949	6,511
Cornerstone OnDemand, Inc.	Software	5.42% (L + 3.75%)	10/16/2028	4,534	4,513	4,073
Covenant Surgical Partners, Inc.	Healthcare Services	5.62% (L + 4.00%)	7/1/2026	9,728	9,669	9,169
Covenant Surgical Partners, Inc.	Healthcare Services	5.67% (L + 4.00%)	7/1/2026	2,000	1,984	1,885
CRCI Longhorn Holdings, Inc.	Business Services	4.62% (L + 3.50%)	8/8/2025	14,438	14,403	13,138
Dealer Tire, LLC	Distribution & Logistics	5.92% (L + 4.25%)	12/12/2025	9,750	9,735	9,342
DG Investment Intermediate Holdings 2, Inc.	Business Services	5.42% (L + 3.75%)	3/31/2028	7,425	7,399	6,967
Dispatch Acquisition Holdings, LLC	Industrial Services	6.50% (L + 4.25%)	3/27/2028	14,062	13,912	12,867
Drilling Info Holdings, Inc.	Business Services	5.92% (L + 4.25%)	7/30/2025	18,292	18,247	17,926
EAB Global, Inc.	Education	4.74% (L + 3.50%)	8/16/2028	4,229	4,210	3,994
Energize Holdco LLC	Business Services	6.00% (L + 3.75%)	12/8/2028	12,550	12,492	11,923
eResearchTechnology, Inc.	Healthcare Services	6.17% (L + 4.50%)	2/4/2027	7,308	7,282	6,763
EyeCare Partners, LLC	Healthcare Services	6.00% (L + 3.75%)	2/18/2027	14,685	14,672	13,572
Foundational Education Group, Inc.	Education	6.07% (SOFR + 3.75%)	8/31/2028	9,453	9,367	9,074
Frontline Technologies Intermediate Holdings, LLC	Software	6.49% (L + 5.25%)	9/18/2023	6,368	6,368	6,368
Frontline Technologies Intermediate Holdings, LLC	Software	6.49% (L + 5.25%)	9/18/2023	1,987	1,987	1,987
Greenway Health, LLC	Healthcare I.T.	5.25% (L + 3.75%)	2/16/2024	14,294	14,298	12,954
Heartland Dental, LLC	Healthcare Services	5.17% (L + 3.50%)	4/30/2025	18,255	18,214	17,000
Help/Systems Holdings, Inc.	Software	5.63% (SOFR + 4.00%)	11/19/2026	18,161	18,033	17,077
Higginbotham Insurance Agency, Inc.	Insurance Services	7.17% (L + 5.50%)	11/25/2026	9,125	9,057	9,125
HighTower Holding, LLC	Financial Services	5.10% (L + 4.00%)	4/21/2028	4,802	4,760	4,490
Houghton Mifflin Harcourt Company	Education	6.88% (SOFR + 5.25%)	4/9/2029	5,667	5,497	5,153
Idera, Inc.	Software	4.82% (L + 3.75%)	3/2/2028	15,884	15,871	14,720
Kestra Advisor Services Holdings A, Inc.	Financial Services	6.51% (L + 4.25%)	6/3/2026	11,996	11,944	11,376
LI Group Holdings, Inc.	Software	5.25% (L + 3.75%)	3/11/2028	4,597	4,587	4,396
LSCS Holdings, Inc.	Healthcare Services	6.75% (L + 4.50%)	12/16/2028	7,605	7,570	7,244
Mamba Purchaser, Inc.	Healthcare Services	5.35% (L + 3.75%)	10/16/2028	5,759	5,732	5,480
Maverick Bidco Inc.	Software	4.99% (L + 3.75%)	5/18/2028	3,980	3,963	3,851
Mavis Tire Express Services Topco Corp.	Retail	5.63% (SOFR + 4.00%)	5/4/2028	4,197	4,179	3,924

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
MED ParentCo, LP	Healthcare Services	5.92% (L + 4.25%)	8/31/2026	$12,653	$12,576	$11,435
Mercury Borrower, Inc.	Business Services	5.81% (L + 3.50%)	8/2/2028	4,200	4,179	3,927
MH Sub I, LLC (Micro Holding Corp.)	Software	5.42% (L + 3.75%)	9/13/2024	10,750	10,727	10,145
Mitnick Corporate Purchaser, Inc.	Software	6.05% (SOFR + 4.75%)	5/2/2029	4,667	4,643	4,489
National Intergovernmental Purchasing Alliance Company	Business Services	5.75% (L + 3.50%)	5/23/2025	8,500	8,498	8,097
Navex Topco, Inc.	Software	4.92% (L + 3.25%)	9/5/2025	13,944	13,875	13,349
Netsmart, Inc.	Healthcare I.T.	5.67% (L + 4.00%)	10/1/2027	3,960	3,960	3,778
Outcomes Group Holdings, Inc.	Healthcare Services	4.92% (L + 3.25%)	10/24/2025	3,348	3,344	3,182
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	5.16% (SOFR + 4.00%)	2/26/2029	1,736	1,732	1,639
Peraton Corp.	Federal Services	5.42% (L + 3.75%)	2/1/2028	7,272	7,241	6,849
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	5.17% (L + 3.50%)	2/14/2025	5,689	5,687	5,381
Physician Partners, LLC	Healthcare Services	5.63% (SOFR + 4.00%)	12/26/2028	8,096	8,017	7,620
Planview Parent, Inc.	Software	5.67% (L + 4.00%)	12/17/2027	7,879	7,815	7,452
Premise Health Holding Corp.	Healthcare Services	5.75% (L + 3.50%)	7/10/2025	7,444	7,426	7,332
Project Ruby Ultimate Parent Corp.	Healthcare I.T.	4.92% (L + 3.25%)	3/10/2028	4,374	4,355	4,106
RealPage, Inc.	Business Services	4.67% (L + 3.00%)	4/24/2028	13,895	13,866	12,860
RLG Holdings, LLC	Packaging	5.92% (L + 4.25%)	7/7/2028	5,814	5,790	5,451
Sierra Enterprises, LLC	Food & Beverage	5.67% (L + 4.00%)	11/11/2024	2,394	2,393	2,277
Snap One Holdings Corp.	Distribution & Logistics	7.38% (L + 4.50%)	12/8/2028	6,656	6,593	6,090
Sovos Brands Intermediate, Inc.	Food & Beverage	4.25% (L + 3.50%)	6/8/2028	9,429	9,409	8,911
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	6.50% (L + 4.25%)	7/30/2025	11,996	11,981	11,261
Storable, Inc.	Software	5.38% (SOFR + 3.50%)	4/17/2028	3,843	3,835	3,619
Symplr Software, Inc.	Healthcare I.T.	6.65% (SOFR + 4.50%)	12/22/2027	15,800	15,680	15,010
Syndigo LLC	Software	5.82% (L + 4.50%)	12/15/2027	14,813	14,722	14,536
Therapy Brands Holdings LLC	Healthcare I.T.	4.79% (L + 4.00%)	5/18/2028	3,383	3,368	3,319
Thermostat Purchaser III, Inc.	Business Services	6.07% (L + 4.50%)	8/31/2028	5,923	5,896	5,597
TIBCO Software Inc.	Software	5.42% (L + 3.75%)	6/30/2026	7,539	7,526	7,418
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	5.42% (L + 3.75%)	7/28/2028	4,647	4,625	4,472
Valcour Packaging, LLC	Packaging	5.22% (L + 3.75%)	10/4/2028	4,527	4,514	4,267
Vetcor Professional Practices LLC	Consumer Services	5.05% (L + 4.25%)	7/2/2025	6,945	6,829	6,511
VT Topco, Inc.	Business Services	5.17% (L + 3.50%)	8/1/2025	2,743	2,743	2,613
VT Topco, Inc.	Business Services	5.42% (L + 3.75%)	8/1/2025	842	839	806
VT Topco, Inc.	Business Services	4.98% (L + 3.75%)	8/1/2025	31	31	30
Waystar Technologies, Inc.	Healthcare Services	5.67% (L + 4.00%)	10/22/2026	4,045	4,038	3,833
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 3.25%)	12/22/2028	4,169	4,156	3,934
Wrench Group LLC	Consumer Services	6.25% (L + 4.00%)	4/30/2026	7,864	7,847	7,491
YI, LLC	Healthcare Services	5.67% (L + 4.00%)	11/7/2024	9,540	9,537	9,206

Total Funded Investments				$693,003	$689,678	$654,895
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare I.T.	—	1/26/2024	$548	$—	$(42)
Confluent Health, LLC	Healthcare Services	—	11/30/2023	2,124	(6)	(141)
Therapy Brands Holdings LLC	Healthcare I.T.	—	5/18/2023	735	—	(14)
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	1,047	—	(58)
VT Topco, Inc.	Business Services	—	8/1/2023	25	—	(1)
Total Unfunded Investments				$4,479	$(6)	$(256)
Total Investments				$697,482	$689,672	$654,639

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2022.
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

Below is certain summarized financial information for SLP III as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and June 30, 2021:

Selected Balance Sheet Information:	June 30, 2022	December 31, 2021
Investments at fair value (cost of $689,672 and $701,743)	$654,639	$702,148
Cash and other assets	12,754	16,505
Receivable from unsettled securities sold	—	7,351
Total assets	$667,393	$726,004

Credit facility	$514,500	$510,900
Deferred financing costs (net of accumulated amortization of $4,083 and $3,338, respectively)	(2,453)	(3,198)
Payable for unsettled securities purchased	6,886	34,552
Distribution payable	5,450	5,031
Other liabilities	3,206	2,378
Total liabilities	527,589	549,663

Members' capital	$139,804	$176,341
Total liabilities and members' capital	$667,393	$726,004

Selected Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income	$8,724	$7,826	$16,654	$15,197
Other income	223	203	353	306
Total investment income	8,947	8,029	17,007	15,503

Interest and other financing expenses	3,656	2,691	6,406	5,275
Other expenses	217	197	436	368
Total expenses	3,873	2,888	6,842	5,643
Net investment income	5,074	5,141	10,165	9,860

Net realized (losses) gains on investments	(4)	359	(17)	571
Net change in unrealized (depreciation) appreciation of investments	(29,943)	743	(35,438)	5,552
Net (decrease) increase in members' capital	$(24,873)	$6,243	$(25,290)	$15,983
For the three and six months ended June 30, 2022, the Company earned approximately $4,360 and $8,998, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and six months ended June 30, 2021, the Company earned approximately $4,485 and $9,012, respectively, of dividend income related to SLP III, which is included in dividend income. As of June 30, 2022 and December 31, 2021, approximately $4,360 and $4,025, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2022, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2022 and December 31, 2021.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2022 and December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $489,753 and $504,948, respectively, and debt outstanding under its credit facility of $364,937 and $360,137, respectively. As of June 30, 2022 and December 31, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2022 and December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $4,277 and $6,103, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
First lien investments (1)	$521,079	513,298
Weighted average interest rate on first lien investments (2)	5.77%	4.64%
Number of portfolio companies in SLP IV	74	68
Largest portfolio company investment (1)	$22,099	22,215
Total of five largest portfolio company investments (1)	$94,413	99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2022:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADG, LLC	Healthcare Services	6.94% (L + 4.75% + 0.50% PIK)	9/28/2023	$16,606	$16,573	$16,606
ADMI Corp. (aka Aspen Dental)	Healthcare Services	5.17% (L + 3.50%)	12/23/2027	1,861	1,853	1,708
Advisor Group Holdings, Inc.	Financial Services	6.17% (L + 4.50%)	7/31/2026	11,637	11,564	11,099
Artera Services, LLC	Distribution & Logistics	5.75% (L + 3.50%)	3/6/2025	5,302	5,272	4,212
athenahealth Group Inc.	Healthcare Information Technology	5.01% (SOFR + 3.50%)	2/15/2029	2,311	2,300	2,133
Barracuda Networks, Inc.	Software	6.29% (SOFR + 4.50%)	5/17/2029	5,000	4,850	4,750
Bayou Intermediate II, LLC	Healthcare Services	5.79% (L + 4.50%)	8/2/2028	8,650	8,611	8,239
Bearcat Buyer, Inc.	Healthcare Services	6.50% (L + 4.25%)	7/9/2026	1,966	1,959	1,966
Bearcat Buyer, Inc.	Healthcare Services	6.50% (L + 4.25%)	7/9/2026	408	406	408
Bella Holding Company, LLC	Healthcare Services	5.42% (L + 3.75%)	5/10/2028	1,760	1,754	1,651
Bleriot US Bidco Inc.	Federal Services	6.25% (L + 4.00%)	10/30/2026	3,960	3,960	3,853
Bracket Intermediate Holding Corp.	Healthcare Services	5.22% (L + 4.25%)	9/5/2025	4,450	4,439	4,287
Brave Parent Holdings, Inc.	Software	5.67% (L + 4.00%)	4/18/2025	2,358	2,354	2,273
Brown Group Holding, LLC	Distribution & Logistics	5.54% (SOFR + 3.75%)	7/2/2029	5,438	5,302	5,247
Cano Health, LLC	Healthcare Services	5.63% (SOFR + 4.00%)	11/23/2027	8,090	8,084	7,458
CE Intermediate I, LLC	Software	5.40% (L + 4.00%)	11/10/2028	8,219	8,165	7,767
CentralSquare Technologies, LLC	Software	6.00% (L + 3.75%)	8/29/2025	14,475	14,457	13,064
Certara Holdco, Inc.	Healthcare Information Technology	5.17% (L + 3.50%)	8/15/2026	3,920	3,912	3,832
CHA Holdings, Inc.	Business Services	6.75% (L + 4.50%)	4/10/2025	10,862	10,841	10,862
CHA Holdings, Inc.	Business Services	6.75% (L + 4.50%)	4/10/2025	1,994	1,989	1,994
Confluent Health, LLC	Healthcare Services	5.67% (L + 4.00%)	11/30/2028	343	341	320
Confluent Health, LLC	Healthcare Services	5.67% (L + 4.00%)	11/30/2028	8,055	8,017	7,522
Confluent Medical Technologies, Inc.	Healthcare Products	5.80% (SOFR + 3.75%)	2/16/2029	6,983	6,949	6,511
Cornerstone OnDemand, Inc.	Software	5.42% (L + 3.75%)	10/16/2028	3,239	3,224	2,909
Dealer Tire, LLC	Distribution & Logistics	5.92% (L + 4.25%)	12/12/2025	10,694	10,677	10,246
Dispatch Acquisition Holdings, LLC	Industrial Services	6.50% (L + 4.25%)	3/27/2028	9,925	9,810	9,081
Drilling Info Holdings, Inc.	Business Services	5.92% (L + 4.25%)	7/30/2025	20,394	20,350	19,986
EAB Global, Inc.	Education	4.74% (L + 3.50%)	8/16/2028	8,454	8,416	7,984
Emerald 2 Limited	Business Services	5.17% (L + 3.50%)	7/12/2028	443	442	423
Energize Holdco LLC	Business Services	6.00% (L + 3.75%)	12/8/2028	9,045	9,003	8,593
eResearchTechnology, Inc.	Healthcare Services	6.17% (L + 4.50%)	2/4/2027	4,407	4,376	4,078
EyeCare Partners, LLC	Healthcare Services	6.00% (L + 3.75%)	11/15/2028	9,975	9,952	9,208
Foundational Education Group, Inc.	Education	6.07% (S + 3.75%)	8/31/2028	6,468	6,409	6,209
Geo Parent Corporation	Business Services	6.92% (L + 5.25%)	12/19/2025	9,760	9,517	9,516
Greenway Health, LLC	Healthcare Information Technology	5.25% (L + 3.75%)	2/16/2024	20,839	20,811	18,885
Heartland Dental, LLC	Healthcare Services	5.17% (L + 3.50%)	4/30/2025	3,554	3,546	3,310
Heartland Dental, LLC	Healthcare Services	5.64% (L + 4.00%)	4/30/2025	6,237	6,214	5,863
Help/Systems Holdings, Inc.	Software	5.63% (SOFR + 4.00%)	11/19/2026	9,859	9,829	9,270
Houghton Mifflin Harcourt Company	Education	6.88% (SOFR + 5.25%)	4/9/2029	4,048	3,929	3,681
Hunter Holdco 3 Limited	Healthcare Services	6.50% (L + 4.25%)	8/19/2028	3,949	3,914	3,762
Idera, Inc.	Software	4.82% (L + 3.75%)	3/2/2028	9,271	9,204	8,592
Kestra Advisor Services Holdings A, Inc.	Financial Services	6.51% (L + 4.25%)	6/3/2026	5,458	5,411	5,176
LSCS Holdings, Inc.	Healthcare Services	6.73% (L + 4.50%)	12/16/2028	8,713	8,675	8,300
Mamba Purchaser, Inc.	Healthcare Services	5.35% (L + 3.75%)	10/16/2028	4,113	4,095	3,915
Mandolin Technology Intermediate Holdings, Inc.	Software	4.99% (L + 3.75%)	7/31/2028	9,950	9,906	9,627
Maverick Bidco Inc.	Software	4.99% (L + 3.75%)	5/18/2028	7,960	7,926	7,701
Mavis Tire Express Services Topco Corp.	Retail	5.63% (SOFR + 4.00%)	5/4/2028	8,393	8,357	7,847
Mercury Borrower, Inc.	Business Services	5.81% (L + 3.50%)	8/2/2028	6,219	6,191	5,815
MH Sub I, LLC (Micro Holding Corp.)	Software	5.42% (L + 3.75%)	9/13/2024	7,858	7,842	7,416
National Intergovernmental Purchasing Alliance Company	Business Services	5.75% (L + 3.50%)	5/23/2025	1,321	1,322	1,258
Netsmart, Inc.	Healthcare Information Technology	5.67% (L + 4.00%)	10/1/2027	6,930	6,930	6,612

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
OEConnection LLC	Business Services	5.60% (L + 4.00%)	9/25/2026	$4,102	$4,074	$3,815
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	4.83% (SOFR + 4.00%)	2/26/2029	1,339	1,336	1,264
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	5.17% (L + 3.50%)	2/14/2025	9,923	9,903	9,386
Physician Partners, LLC	Healthcare Services	5.63% (SOFR + 4.00%)	12/26/2028	6,118	6,060	5,759
Premise Health Holding Corp.	Healthcare Services	5.75% (L + 3.50%)	7/10/2025	1,956	1,951	1,927
Project Boost Purchaser, LLC	Business Services	5.17% (L + 3.50%)	5/30/2026	2,475	2,470	2,305
RealPage, Inc.	Business Services	4.67% (L + 3.00%)	4/24/2028	4,963	4,946	4,593
RLG Holdings, LLC	Packaging	5.92% (L + 4.25%)	7/7/2028	4,743	4,722	4,447
Sierra Enterprises, LLC	Food & Beverage	5.67% (L + 4.00%)	11/11/2024	4,194	4,184	3,989
Snap One Holdings Corp.	Distribution & Logistics	7.38% (L + 4.50%)	12/8/2028	8,628	8,547	7,894
Sovos Brands Intermediate, Inc.	Food & Beverage	4.25% (L + 3.50%)	6/8/2028	8,290	8,272	7,834
Storable, Inc.	Software	5.03% (SOFR + 3.50%)	4/17/2028	3,980	3,959	3,748
Symplr Software, Inc.	Healthcare Information Technology	6.65% (SOFR + 4.50%)	12/22/2027	3,784	3,775	3,594
Syndigo LLC	Software	5.82% (L + 4.50%)	12/15/2027	9,809	9,792	9,626
Therapy Brands Holdings LLC	Healthcare Information Technology	4.79% (L + 4.00%)	5/18/2028	4,586	4,567	4,500
Thermostat Purchaser III, Inc.	Business Services	6.07% (L + 4.50%)	8/31/2028	4,231	4,211	3,998
TIBCO Software Inc.	Software	5.42% (L + 3.75%)	6/30/2026	2,962	2,947	2,915
Trader Interactive, LLC (fka Dominion Web Solutions LLC)	Business Services	5.42% (L + 3.75%)	7/28/2028	5,018	4,996	4,830
USIC Holdings, Inc.	Business Services	5.17% (L + 3.50%)	5/12/2028	3,819	3,807	3,498
Valcour Packaging, LLC	Packaging	5.22% (L + 3.75%)	10/4/2028	3,293	3,284	3,104
Vetcor Professional Practices LLC	Consumer Services	5.05% (L + 4.25%)	7/2/2025	9,921	9,756	9,302
Virtusa Corporation	Information Technology	5.38% (SOFR + 3.75%)	2/15/2029	2,291	2,270	2,169
VT Topco, Inc.	Business Services	5.97% (L + 3.75%)	8/1/2025	309	307	296
VT Topco, Inc.	Business Services	5.42% (L + 3.75%)	8/1/2025	8,419	8,386	8,061
WP CityMD Bidco LLC	Healthcare Services	5.50% (L + 3.25%)	12/22/2028	1,740	1,744	1,641
Wrench Group LLC	Consumer Services	6.25% (L + 4.00%)	4/30/2026	9,518	9,464	9,066
YI, LLC	Healthcare Services	5.67% (L + 4.00%)	11/7/2024	22,099	22,089	21,325
Zone Climate Services, Inc.	Consumer Services	6.40% (SOFR + 4.75%)	3/9/2028	9,975	9,784	9,875
Zone Climate Services, Inc.	Consumer Services	6.03% (SOFR + 4.75%)	3/9/2028	2,193	2,151	2,171
Total Funded Investments				$516,802	$513,984	$489,957
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare Information Technology	—	8/28/2023	$392	$—	$(30)
Confluent Health, LLC	Healthcare Services	—	11/30/2028	1,416	(7)	(94)
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	748	—	(41)
Therapy Brands Holdings LLC	Healthcare Information Technology	—	5/18/2023	1,470	—	(28)
VT Topco, Inc.	Business Services	—	8/1/2025	251	—	(11)
Total Unfunded Investments				$4,277	$(7)	$(204)
Total Investments				$521,079	$513,977	$489,753

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2022.
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

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2022.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.

Below is certain summarized consolidated financial information for SLP IV as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022:

Selected Consolidated Balance Sheet Information:	June 30, 2022	December 31, 2021
Investments at fair value (cost of $513,977 and $505,043, respectively)	$489,753	$504,948
Receivable from unsettled securities sold	—	2,595
Cash and other assets	8,896	12,912
Total assets	$498,649	$520,455

Credit facility	$364,937	$360,137
Deferred financing costs (net of accumulated amortization of $544 and $396, respectively)	(2,311)	(2,609)
Distribution payable	3,800	3,396
Payable for unsettled securities purchased	10,152	13,893
Other liabilities	2,738	1,910
Total liabilities	379,316	376,727

Members' capital	$119,333	$143,728
Total liabilities and members' capital	$498,649	$520,455

Selected Consolidated Statement of Operations Information:	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021(1)	June 30, 2022	June 30, 2021(1)
Interest income	$6,481	$3,227	$12,416	$3,227
Other income	52	14	155	14
Total investment income	6,533	3,241	12,571	3,241

Interest and other financing expenses	2,545	874	4,348	874
Other expenses	187	269	408	269
Total expenses	2,732	1,143	4,756	1,143
Net investment income	3,801	2,098	7,815	2,098

Net realized gains on investments	10	224	8	224
Net change in unrealized (depreciation) appreciation of investments	(20,419)	2,052	(24,129)	2,052
Net (decrease) increase in members' capital	$(16,608)	$4,374	$(16,306)	$4,374

(1)Reflects the results of operations for the period from May 5, 2021 through June 30, 2021.
For the three and six months ended June 30, 2022, the Company earned approximately $2,987 and $6,359, respectively, of dividend income related to SLP IV, which is included in dividend income. For the period from May 5, 2021 through June 30, 2021, the Company earned approximately $2,428 of dividend income related to SLP IV, which is included in dividend income. As of June 30, 2022 and December 31, 2021, approximately $2,987 and $2,670, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of June 30, 2022, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. At the time of this Quarterly Report on Form 10-Q, public health restrictions have been partially or fully lifted throughout most of the United States and globally. However, new variants of COVID-19, challenges regarding distribution, hesitancy and efficacy of COVID-19 vaccines and treatments, and the reintroduction of related advisories and restrictions may prolong the effects of the COVID-19 pandemic. To the extent its portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, the Company may have a material adverse impact on future net investment income, the fair value of its portfolio investments and its financial condition.
While general economic conditions have improved since the beginning of the COVID-19 pandemic, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. The COVID-19 pandemic has and continues to have an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. Any potential impact to the Company's results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company's control. These potential impacts, while uncertain, could adversely affect the Company's and its portfolio companies’ operating results.
Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and the Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2022:

	Total	Level I	Level II	Level III
First lien	$1,857,335	$—	$21,381	$1,835,954
Second lien	583,394	—	149,325	434,069
Subordinated	55,968	—	—	55,968
Equity and other	803,494	—	—	803,494
Total investments	$3,300,191	$—	$170,706	$3,129,485
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,657,815	$—	$22,672	$1,635,143
Second lien	627,356	—	308,236	319,120
Subordinated	50,742	—	—	50,742
Equity and other	838,451	—	—	838,451
Total investments	$3,174,364	$—	$330,908	$2,843,456

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2022	$3,046,993	$1,711,500	$446,914	$54,867	$833,712
Total gains or losses included in earnings:
Net realized gains (losses) on investments	16,518	(595)	—	—	17,113
Net change in unrealized (depreciation) appreciation	(27,799)	3,926	(15,042)	(143)	(16,540)
Purchases, including capitalized PIK and revolver fundings	266,387	243,696	2,495	1,244	18,952
Proceeds from sales and paydowns of investments	(206,787)	(150,322)	(6,722)	—	(49,743)
Transfers into Level III(1)	109,609	27,749	81,860	—	—
Transfers out of Level III(1)	(75,436)	—	(75,436)	—	—
Fair Value, June 30, 2022	$3,129,485	$1,835,954	$434,069	$55,968	$803,494
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,298)	$3,991	$(15,042)	$(144)	$9,897

(1)As of June 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2021	$2,640,571	$1,499,850	$394,918	$37,295	$708,508
Total gains or losses included in earnings:
Net realized gains (losses) on investments	79	79	—	—	—
Net change in unrealized appreciation (depreciation)	50,787	(5,916)	(1,160)	219	57,644
Purchases, including capitalized PIK and revolver fundings	88,862	64,896	1,410	468	22,088
Proceeds from sales and paydowns of investments	(40,734)	(33,353)	(7,381)	—	—
Transfers into Level III(1)	52,570	32,120	20,450	—	—
Transfers out of Level III(1)	(209,246)	(113,780)	(95,466)	—	—
Fair Value, June 30, 2021	$2,582,889	$1,443,896	$312,771	$37,982	$788,240
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$50,898	$(5,878)	$(1,087)	$219	$57,644

(1)As of June 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2021	$2,843,456	$1,635,143	$319,120	$50,742	$838,451
Total gains or losses included in earnings:
Net realized gains (losses) on investments	35,690	(664)	—	—	36,354
Net change in unrealized (depreciation) appreciation	(37,591)	5,861	(31,296)	(1,551)	(10,605)
Purchases, including capitalized PIK and revolver fundings	440,759	399,092	11,846	6,777	23,044
Proceeds from sales and paydowns of investments	(301,728)	(203,478)	(14,500)	—	(83,750)
Transfers into Level III(1)	158,899	—	158,899	—	—
Transfers out of Level III(1)	(10,000)	—	(10,000)	—	—
Fair Value, June 30, 2022	$3,129,485	$1,835,954	$434,069	$55,968	$803,494
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,878	$3,775	$(31,296)	$(1,551)	$30,950

(1)As of June 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2020	$2,737,857	$1,483,367	$570,033	$36,939	$647,518
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(11,991)	221	2	(5,150)	(7,064)
Net change in unrealized apppreciation	84,009	1,728	909	5,280	76,092
Purchases, including capitalized PIK and revolver fundings	265,432	190,066	2,759	913	71,694
Proceeds from sales and paydowns of investments	(218,872)	(144,632)	(74,240)	—	—
Transfers into Level III(1)	20,203	—	20,203	—	—
Transfers out of Level III(1)	(293,749)	(86,854)	(206,895)	—	—
Fair Value, June 30, 2021	$2,582,889	$1,443,896	$312,771	$37,982	$788,240
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$71,178	$1,312	$707	$130	$69,029

(1)As of June 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2022 and June 30, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2022 were as follows:

				Range
Type	Fair Value as of June 30, 2022	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,651,266	Market & income approach	EBITDA multiple	5.0x	38.0x	15.0x
			Revenue multiple	6.0x	19.5x	9.0x
			Discount rate	7.6%	16.0%	10.0%
	184,688	Other	N/A(1)	N/A	N/A	N/A
Second lien	427,300	Market & income approach	EBITDA multiple	8.8x	32.0x	15.6x
			Discount rate	10.4%	44.2%	12.5%
	6,769	Other	N/A(1)	N/A	N/A	N/A
Subordinated	55,968	Market & income approach	EBITDA multiple	8.0x	20.3x	13.8x
			Discount rate	12.4%	21.7%	17.0%
Equity and other	788,375	Market & income approach	EBITDA multiple	5.0x	26.5x	13.2x
			Revenue multiple	5.0x	19.5x	15.1x
			Discount rate	5.8%	38.6%	12.7%
	15,119	Other	N/A(1)	N/A	N/A	N/A
	$3,129,485

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
Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility, the NMFC Credit Facility and the DB Credit Facility (each defined below) are representative of market. The carrying values of the Holdings Credit Facility, NMFC Credit Facility and DB Credit Facility approximate fair value as of June 30, 2022, as the facilities are continually monitored and examined by both the borrower and the lender and are considered Level III. See Note 7. Borrowings, for details. The carrying value of the SBA-guaranteed debentures, the 2017A Unsecured Notes, the 2018A Unsecured Notes, the 2018B Unsecured Notes, the 2019A Unsecured Notes, the 2021A Unsecured Notes and the 2022A Unsecured Notes (each defined below) approximate fair value as of June 30, 2022 based on a comparison of market interest rates for the Company’s borrowings and similar entities and are considered Level III. The fair value of the Convertible Notes (defined below) as of June 30, 2022 was $201,451 which was based on quoted prices and considered Level II. See Note 7. Borrowings, for details. The carrying value of the collateralized agreement approximates fair value as of June 30, 2022 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
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
Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on February 23, 2022 at a virtual meeting, for a period of 12 months commencing on May 5, 2022. The Company's board of directors held such meeting by virtual means in reliance on relief provided by the U.S. Securities and Exchange Commission

(the "SEC") in response to the COVID-19 pandemic (the "COVID Relief"). As a condition of the COVID Relief, the Company's board of directors will ratify the approval of the Investment Management Agreement at its next in-person meeting. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee. On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement ("Amendment No. 1"). As described below, the sole purpose of Amendment No. 1 was to reduce the base management fee from 1.75% of the Company's gross assets to 1.4% of the Company's gross assets.
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2023, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and six months ended June 30, 2022, management fees waived were approximately $1,142 and $2,234, respectively. For the three and six months ended June 30, 2021, management fees waived were approximately $3,804 and $7,441, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of June 30, 2022), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Management fee	$11,770	$13,725	$23,323	$27,145
Less: management fee waiver	(1,142)	(3,804)	(2,234)	(7,441)
Total management fee	10,628	9,921	21,089	19,704
Incentive fee, excluding accrued capital gains incentive fees	$7,926	$7,298	$15,403	$14,546
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of June 30, 2022 and June 30, 2021, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on February 23, 2022, for a period of 12 months commencing on May 5, 2022. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2022, approximately $567 and $1,358, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $238, respectively, were waived by the Administrator. For the three and six months ended June 30, 2021, approximately $667 and $1,421, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $0, respectively, were waived by the Administrator. As of June 30, 2022 and December 31, 2021, approximately $644 and $545, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2022, the reimbursement to the Administrator represented approximately 0.02% and 0.03%, respectively, of the Company's gross assets. For the three and six months ended June 30, 2021, the reimbursement to the Administrator represented approximately 0.02% and 0.04%, respectively, of the Company's gross assets.

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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order on May 24, 2022, as amended on June 22, 2022, to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (each defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2022, the Company’s asset coverage ratio was 178.8%.
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
As of June 30, 2022, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$4,269	$2,446	$7,203	$5,160
Non-usage fee	$182	$330	$404	$693
Amortization of financing costs	$799	$737	$1,588	$1,240
Weighted average interest rate	2.9%	2.1%	2.6%	2.3%
Effective interest rate	3.6%	3.0%	3.3%	3.1%
Average debt outstanding	$583,817	$469,053	$567,033	$459,660
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Holdings Credit Facility was $615,463 and $545,263, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of June 30, 2022, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$1,055	$922	$1,926	$1,607
Non-usage fee	$50	$40	$93	$119
Amortization of financing costs	$53	$42	$115	$76
Weighted average interest rate	2.9%	2.5%	2.6%	2.6%
Effective interest rate	3.2%	2.8%	2.9%	2.9%
Average debt outstanding	$144,278	$145,868	$148,401	$125,276
As of June 30, 2022 and December 31, 2021, the outstanding balance on the NMFC Credit Facility was $120,895 and $127,192, which included £18,800 and £16,400, respectively, denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of June 30, 2022, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three and six months ended June 30, 2022, amortization of financing costs were $3 and $7, respectively. For the three and six months ended June 30, 2021, amortization of financing costs were $3 and $6, respectively.
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
As of June 30, 2022, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense(1)	$2,107	$1,474	$3,873	$3,133
Non-usage fee(1)	$80	$87	$133	$164
Amortization of financing costs	$270	$270	$537	$436
Weighted average interest rate	3.9%	2.8%	3.4%	2.9%
Effective interest rate	4.5%	3.5%	4.0%	3.5%
Average debt outstanding	$217,157	$210,973	$227,156	$214,743

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

As of June 30, 2022 and December 31, 2021, the outstanding balance on the DB Credit Facility was $189,300 and $226,300, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
NMNLC Credit Facility II—The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the most recent amendment on March 16, 2022, the NMNLC CA matures on February 25, 2023. The NMNLC Credit Facility II is guaranteed by the Company and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of June 30, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $10,000.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of December 7, 2021, the NMNLC Credit Facility II bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.75% per annum with a 0.35% floor and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20,000. As of the March 16, 2022 amendment and effective May 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10,000. For the three and six months ended June 30, 2022, interest expense, non-usage fees and amortization of financing costs were $82 and $200, $0 and $1, and $8 and $35, respectively and the weighted average interest rate and effective interest rate was 3.4% and 3.2% and 3.7% and 3.8%, respectively. For the three and six months ended June 30, 2021, interest expense, non-usage fees and amortization of financing costs were $0 and $0, $2 and $2, and $23 and $31, respectively. As of June 30, 2022 and December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $2,900 and $15,200, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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
No sinking fund is provided for the Convertible Notes. Holders of Convertible Notes may, at their option, convert their Convertible Notes into shares of the Company’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes. In addition, if certain corporate events occur, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
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

The following table summarizes certain key terms related to the convertible features of the Company’s Convertible Notes as of June 30, 2022:

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at June 30, 2022	10.0%
Conversion rate at June 30, 2022(1)(2)	65.8762
Conversion price at June 30, 2022(2)(3)	$15.18
Last conversion price calculation date	August 20, 2021

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2022 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$2,893	$2,893	$5,786	$5,786
Amortization of financing costs	$99	$99	$196	$196
Amortization of premium	$(25)	$(25)	$(51)	$(51)
Weighted average interest rate	5.8%	5.8%	5.8%	5.8%
Effective interest rate	5.9%	5.9%	5.9%	5.9%
Average debt outstanding	$201,250	$201,250	$201,250	$201,250
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Convertible Notes was $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
Unsecured Notes—On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, the Company repaid all $90,000 in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2019. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year, which commenced on October 15, 2019. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, which commenced on July 29, 2021. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000. In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, an option to offer to prepay all or a portion of the unsecured notes under its governance at par (plus a make-whole amount, if applicable), affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under the Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Third Supplement, Fourth Supplement, Fifth Supplement and Sixth Supplement all include additional financial covenants related to asset coverage as well as other terms.
On September 25, 2018, the Company closed a registered public offering of $50,000 in aggregate principal amount of five-year unsecured notes that mature on October 1, 2023 (the "5.75% Unsecured Notes" and together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, the 2021A Unsecured Notes and the 2022A Unsecured Notes, the "Unsecured Notes") pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, the Company issued an additional $1,750 aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$6,154	$5,958	$12,112	$12,485
Amortization of financing costs	$206	$201	$405	$1,457
Weighted average interest rate	4.7%	4.7%	4.7%	4.8%
Effective interest rate	4.8%	4.8%	4.8%	5.3%
Average debt outstanding	$524,687	$511,500	$518,130	$521,807
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $586,500 and $511,500, respectively, and the Company was in compliance with the terms of the NPA as of such dates, as applicable.
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
As of June 30, 2022 and December 31, 2021, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of June 30, 2022 and December 31, 2021, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2022:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$2,021	$2,021	$4,019	$4,019
Amortization of financing costs	$250	$250	$497	$497
Weighted average interest rate	2.7%	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%	3.0%
Average debt outstanding	$300,000	$300,000	$300,000	$300,000
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2022 and December 31, 2021, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 8. Regulation
The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. In order to continue to qualify and be subject to tax treatment as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2022, the Company had unfunded commitments on revolving credit facilities of $98,487, no outstanding bridge financing commitments and other future funding commitments of $182,299. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $86,989, no outstanding bridge financing commitments and other future funding commitments of $128,446. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of June 30, 2022 and December 31, 2021. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $62,086 and $6,800, respectively, which could require funding in the future.
COVID-19 Developments
The Company's operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of its business, including how it will impact the Company's portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of the Company's portfolio investments and the Company's financial condition.
While general economic conditions have improved since the beginning of the COVID-19 pandemic, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and the Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and six months ended June 30, 2022:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2021	97,907,441	$979	$1,272,796	$118,330	$(92,099)	$21,239	$1,321,245	$21,367	$1,342,612
Issuances of common stock	1,591,121	16	21,556	—	—	—	21,572	—	21,572
Offering costs	—	—	(52)	—	—	—	(52)	—	(52)
Distributions declared	—	—	—	(29,589)	—	—	(29,589)	(3,750)	(33,339)
Net increase (decrease) in net assets resulting from operations	—	—	—	29,573	17,596	(10,977)	36,192	855	37,047
Net assets at March 31, 2022	99,498,562	$995	$1,294,300	$118,314	$(74,503)	$10,262	$1,349,368	$18,472	$1,367,840
Issuances of common stock	1,218,366	12	16,565	—	—	—	16,577	—	16,577
Offering costs	—	—	(74)	—	—	—	(74)		(74)
Distributions declared	—	—	—	(30,215)	—	—	(30,215)	(4,190)	(34,405)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	123	123
Net increase (decrease) in net assets resulting from operations	—	—	—	31,396	14,849	(30,291)	15,954	(814)	15,140
Net assets at June 30, 2022	100,716,928	$1,007	$1,310,791	$119,495	$(59,654)	$(20,029)	$1,351,610	$13,591	$1,365,201

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
For the three and six months ended June 30, 2022, the Company sold 1,218,366 and 2,730,202, respectively, shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $16,577 and $37,051, respectively, including $132 and $427, respectively, of offering expenses, from these sales.
The Company generally uses net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2022, shares representing approximately $199,906 of its common stock remain available for issuance and sale under the Distribution Agreement.

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings per share—basic
Numerator for basic earnings per share:	$15,954	$75,812	$52,146	$127,302
Denominator for basic weighted average share:	100,596,188	96,828,217	99,510,862	96,827,782
Basic earnings per share:	$0.16	$0.78	$0.52	$1.31
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$15,954	$75,812	$52,146	$127,302
Adjustment for interest on Convertible Notes and incentive fees, net	2,314	2,314	4,629	4,629
Numerator for diluted earnings per share:	$18,268	$78,126	$56,775	$131,931
Denominator for basic weighted average share	100,596,188	96,828,217	99,510,862	96,827,782
Adjustment for dilutive effect of Convertible Notes	13,257,585	13,257,585	13,257,585	13,257,585
Denominator for diluted weighted average share	113,853,773	110,085,802	112,768,447	110,085,367
Diluted earnings per share:	$0.16	$0.71	$0.50	$1.20

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2022 and June 30, 2021, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Per share data(1):
Net asset value, January 1, 2022 and January 1, 2021, respectively	$13.49	$12.62
Net investment income	0.61	0.59
Net realized and unrealized (losses) gains	(0.08)	0.72
Total net increase	0.53	1.31
Distributions declared to stockholders from net investment income	(0.60)	(0.60)
Net asset value, June 30, 2022 and June 30, 2021, respectively	$13.42	$13.33
Per share market value, June 30, 2022 and June 30, 2021, respectively	$11.91	$13.17
Total return based on market value(2)	(9.00)%	21.38%
Total return based on net asset value(3)	3.95%	10.55%
Shares outstanding at end of period	100,716,928	96,906,988
Average weighted shares outstanding for the period	99,510,862	96,827,782
Average net assets for the period	$1,346,043	$1,233,423
Ratio to average net assets:
Net investment income	9.13%	9.51%
Total expenses, before waivers/reimbursements	12.42%	13.66%
Total expenses, net of waivers/reimbursements	12.05%	12.44%
Average debt outstanding—Holdings Credit Facility	$567,033	$459,660
Average debt outstanding—Unsecured Notes	518,130	521,807
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000
Average debt outstanding—DB Credit Facility	227,156	214,743
Average debt outstanding—Convertible Notes	201,250	201,250
Average debt outstanding—NMFC Credit Facility(4)	148,401	125,276
Average debt outstanding—NMNLC Credit Facility II	12,459	—
Asset coverage ratio(5)	178.75%	183.92%
Portfolio turnover	9.10%	9.02%

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
(4)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in GBP of £18,800 that has been converted to U.S. dollars.
(5)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended June 30, 2022.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 14. Subsequent Events

On July 15, 2022, the Company caused notices to be issued to holders of the Company's 2017A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $55,000 in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022.
On August 3, 2022, the Company’s board of directors declared a third quarter 2022 distribution of $0.30 per share payable on September 30, 2022 to holders of record as of September 16, 2022.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2022, and the related consolidated statements of operations, and changes in net assets for the three-month and six-month periods ended June 30, 2022 and 2021, the consolidated statement of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 8, 2022

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
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through June 30, 2022, we raised approximately $942.7 million in net proceeds from additional offerings of our common stock.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of June 30, 2022, our top five industry concentrations were software, healthcare services, business services, education and investment funds (which includes our investments in our joint ventures).
As of June 30, 2022, our net asset value was approximately $1,351.6 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,300.2 million in 107 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 10.3% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.1%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR"), Sterling Overnight Interbank Average Rate ("SONIA") and Secured Overnight Financing Rate ("SOFR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR, SONIA and SOFR contracts by the individual companies in our portfolio or other factors.

Recent Developments
On July 15, 2022, we caused notices to be issued to holders of the 2017A Unsecured Notes regarding the exercise of our option to repay all of the $55.0 million in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022.
On August 3, 2022, our board of directors declared a third quarter 2022 distribution of $0.30 per share payable on September 30, 2022 to holders of record as of September 16, 2022.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.
While general economic conditions have improved since the beginning of the COVID-19 pandemic, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
Valuation and Leveling of Portfolio Investments
At all times consistent with GAAP and the 1940 Act, we conduct a valuation of our assets, which impacts our net asset value.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2022.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2022.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of June 30, 2022, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of June 30, 2022 and December 31, 2021.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of LIBOR plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of June 30, 2022 and December 31, 2021, SLP III had total investments with an aggregate fair value of approximately $654.6 million and $702.1 million, respectively, and debt outstanding under its credit facility of $514.5 million and $510.9 million, respectively. As of June 30, 2022 and December 31, 2021, none of SLP III's investments were on non-accrual. Additionally, as of June 30, 2022 and December 31, 2021, SLP III had unfunded commitments in the form of delayed draws of $4.5 million and $4.6 million, respectively.
Below is a summary of SLP III's portfolio as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
First lien investments (1)	$697,482	$709,517
Weighted average interest rate on first lien investments (2)	5.75%	4.50%
Number of portfolio companies in SLP III	82	80
Largest portfolio company investment (1)	$23,368	$23,489
Total of five largest portfolio company investments (1)	$93,960	$95,504

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of June 30, 2022 and December 31, 2021 and additional information on certain summarized financial information for SLP III as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and June 30, 2021.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of June 30, 2022, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of June 30, 2022 and December 31, 2021.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of June 30, 2022 and December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $489.8 million and $504.9 million, respectively, and debt outstanding under its credit facility of $364.9 million and $360.1 million, respectively. As of June 30, 2022 and December 31, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of June 30, 2022 and December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $4.3 million and $6.1 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
First lien investments (1)	$521,079	$513,298
Weighted average interest rate on first lien investments (2)	5.77%	4.64%
Number of portfolio companies in SLP IV	74	68
Largest portfolio company investment (1)	$22,099	$22,215
Total of five largest portfolio company investments (1)	$94,413	$99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of June 30, 2022 and December 31, 2021 and additional information on certain summarized financial information for SLP IV as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of June 30, 2022.
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

Below is certain summarized property information for NMNLC as of June 30, 2022:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	June 30, 2022
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$98,295
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	21,067
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	12,314
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	8,184
					$139,860
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of June 30, 2022 and December 31, 2021, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $19.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of June 30, 2022 and December 31, 2021, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $9.4 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2022, we recognized PIK and non-cash interest from investments of approximately $7.3 million and $15.8 million, respectively, and PIK and non-cash dividends from investments of approximately $5.2 million and $10.3 million, respectively. For the three and six months ended June 30, 2021, we recognized PIK and non-cash interest from investments of approximately $5.6 million and $11.4 million, respectively, and PIK and non-cash dividends from investments of approximately $5.8 million and $11.0 million, respectively.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Rating of our portfolio companies as of June 30, 2022:

(in millions)	As of June 30, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$83.9	2.5%	$30.6	0.9%
Orange	57.5	1.7%	40.6	1.2%
Yellow	214.3	6.4%	205.3	6.2%
Green	2,971.8	89.4%	3,043.1	91.7%
	$3,327.5	100.0%	$3,319.6	100.0%
As of June 30, 2022, all investments in our portfolio had a Green Risk Rating with the exception of nine portfolio companies that had a Yellow Risk Rating, three portfolio companies that had an Orange Risk Rating and three portfolio companies that had a Red Risk Rating.
As of June 30, 2022, our aggregate principal amount of our second lien term loan in Integro Parent Inc. ("Integro") was $10.5 million. During the second quarter of 2022, we placed an aggregate principal amount of $3.7 million of our second lien position on non-accrual status. As of June 30, 2022, our position in Integro on non-accrual status had an aggregate cost basis of $3.6 million, an aggregate fair value of $2.4 million, total unearned interest income of $0.1 million and $0.1 million, respectively, for the three and six months then ended and total unearned other income of $36 thousand and $36 thousand , respectively, for the three and six months then ended. As of June 30, 2022, our Integro portfolio company has a Green Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of June 30, 2022, our second lien positions in National HME had an aggregate cost basis of $36.5 million, an aggregate fair value of $8.5 million, and total unearned interest income of $1.2 million and $1.2 million, respectively, for the three and six months then ended. As of June 30, 2022, our National HME portfolio company has a Red Risk Rating.
As of June 30, 2022, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $29.7 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $12.8 million of our first lien term loans on non-accrual status. As of June 30, 2022, our positions in AAC on non-accrual status had an aggregate cost basis of $12.8 million, an aggregate fair value of $7.2 million and total unearned interest income of $0.3 million and $0.6 million, respectively, for the three and six months then ended. As of June 30, 2022, our AAC portfolio company has a Red Risk Rating.
During the third quarter of 2021, we placed our second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of June 30, 2022, our second lien position in Sierra had an aggregate cost basis of $0.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million and $0.0 million, respectively, for the three and six months then ended. As of June 30, 2022, our Sierra portfolio company has a Red Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of June 30, 2022, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $1.6 million and $3.2 million, respectively, for the three and six months then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of June 30, 2022, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $7.6 million and total unearned dividend income of approximately $1.1 million and $2.2 million, respectively, for the three and six months then ended. As of June 30, 2022, our UniTek portfolio company has a Green Risk Rating.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. As of June 30, 2022, our Education Management Corporation portfolio company has an Orange Risk Rating and an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million and $0.0 million, respectively, for the three and six months then ended.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of June 30, 2022, our investment in this security has a Yellow Risk Rating and has an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $19.4 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,300.2 million in 107 portfolio companies at June 30, 2022 and approximately $3,174.4 million in 106 portfolio companies at December 31, 2021.
The following table shows our portfolio and investment activity for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
(in millions)	June 30, 2022	June 30, 2021
New investments in 38 and 22 portfolio companies, respectively	$397.1	$300.0
Debt repayments in existing portfolio companies	146.9	262.5
Sales of securities in 5 and 2 portfolio companies, respectively	145.8	7.0
Change in unrealized appreciation on 28 and 46 portfolio companies, respectively	49.9	115.5
Change in unrealized depreciation on 79 and 61 portfolio companies, respectively	(92.6)	(32.2)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2022 and June 30, 2021
Revenue

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Total interest income	$50,344	$47,081
Total dividend income	16,022	16,963
Other income	6,744	2,517
Total investment income	$73,110	$66,561
Our total investment income increased by approximately $6.5 million, or 10%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. For the three months ended June 30, 2022, total investment income of approximately $73.1 million consisted of approximately $41.0 million in cash interest from investments, approximately $7.3 million in PIK and non-cash interest from investments, $0.4 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.7 million, approximately $10.8 million in cash dividends from investments, approximately $5.2 million in PIK and non-cash dividends from investments and approximately $6.7 million in other income. The increase in interest income of approximately $3.3 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to a higher effective interest rate of our portfolio on larger invested balances. The decrease in dividend income for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily driven by a decrease in cash dividends from our investments in SLP III, SLP IV and NMNLC. Other income during the three months ended June 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 21 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Management fee	$11,770	$13,725
Less: management fee waiver	(1,142)	(3,804)
Total management fee	10,628	9,921
Incentive fee	7,926	7,298
Interest and other financing expenses	20,672	17,871
Administrative expenses	932	1,029
Professional fees	817	764
Other general and administrative expenses	518	466
Net expenses before income taxes	41,493	37,349
Income tax (benefit) expense	(87)	22
Net expenses after income taxes	$41,406	$37,371

Our total net operating expenses increased by approximately $3.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Our management fee increased by approximately $0.7 million, net of a management fee waiver, and our incentive fee increased by approximately $0.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in management and incentive fees was attributable to higher invested balances.
Interest and other financing expenses increased by approximately $2.8 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to larger drawn balances on the Holdings Credit Facility and NMFC Credit Facility, higher interest rates on those facilities and interest costs associated with the 2022A Unsecured Notes, issued on June 15, 2022. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 increased in line with invested capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net realized gains on investments	$16,518	$180
Net realized gains on foreign currency	40	—
Net change in unrealized (depreciation) appreciation of investments	(32,774)	49,808
Net change in unrealized depreciation on foreign currency	(193)	—
Provision for taxes	(155)	—
Net realized and unrealized (losses) gains	$(16,564)	$49,988
Our net realized gains and unrealized losses resulted in a net loss of approximately $16.6 million for the three months ended June 30, 2022 compared to net realized gains and unrealized gains resulting in a net gain of approximately $50.0 million for the same period in 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2022 was primarily driven by realized and unrealized losses in NM CLFX LP, NHME Holdings Corp. and Ansira Holdings, Inc. which was partially offset by unrealized appreciation in Haven Midstream LLC, UniTek and New Permian Holdco, Inc. and a realized gain in NM GLCR LP. The provision for income taxes was attributable to equity investments that are held as of June 30, 2022 in eight of our corporate subsidiaries. The net gain for the three months ended June 30, 2021 was primarily driven by unrealized appreciation on our investments in TVG-Edmentum Ultimate Holdings, LLC ("Edmentum"), NM CLFX LP and NM GLCR LP. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021
Revenue

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Total interest income	$98,222	$94,090
Total dividend income	32,794	32,625
Other income	11,057	7,554
Total investment income	$142,073	$134,269
Our total investment income increased by approximately $7.8 million, or 6%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, total investment income of approximately $142.1 million consisted of approximately $78.9 million in cash interest from investments, approximately $15.8 million in PIK and non-cash interest from investments, $0.4 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.1 million, approximately $22.5 million in cash dividends from investments, approximately $10.3 million in PIK and non-cash dividends from investments and approximately $11.1 million in other income. The increase in interest income of approximately $4.1 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to higher LIBOR and SOFR rates on larger invested balances. The dividend income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 remained relatively flat. Other income during the six months ended June 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 32 different portfolio companies.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Management fee	$23,323	$27,145
Less: management fee waiver	(2,234)	(7,441)
Total management fee	21,089	19,704
Incentive fee	15,403	14,546
Interest and other financing expenses	39,309	37,256
Administrative expenses	2,141	2,158
Professional fees	1,754	1,490
Other general and administrative expenses	995	908
Total expenses	80,691	76,062
Less: expenses waived and reimbursed	(238)	—
Net expenses before income taxes	80,453	76,062
Income tax expense	8	23
Net expenses after income taxes	$80,461	$76,085
Our total net operating expenses increased by approximately $4.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Our management fee increased by approximately $1.4 million, net of a management fee waiver, and our incentive fee increased by approximately $0.9 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in management and incentive fees was attributable to higher invested balances.
Interest and other financing expenses increased by approximately $2.1 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to larger drawn balances on the Holdings Credit Facility and NMFC Credit Facility and higher LIBOR rates on those facilities. Our total professional fees, administrative expenses and total other general and administrative expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 remained relatively flat.

Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net realized gains (losses) on investments	$35,690	$(10,316)
Net realized gains on foreign currency	385	—
Net change in unrealized (depreciation) appreciation of investments	(42,707)	83,280
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(2,021)	—
Net change in unrealized depreciation on foreign currency	(615)	—
Provision for taxes	(157)	(115)
Net realized and unrealized (losses) gains	$(9,425)	$72,849
Our net realized gains and unrealized losses resulted in a net loss of approximately $9.4 million for the six months ended June 30, 2022 compared to net realized losses and unrealized gains resulting in a net gain of approximately $72.8 million for the same period in 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2022 was primarily driven by unrealized depreciation in NM CLFX LP, NM APP US LLC, NHME Holdings Corp. and Ansira Holdings, Inc. which was partially offset by unrealized appreciation in UniTek, TVG-Edmentum Holdings, LLC, Haven Midstream LLC and New Permian Holdco, Inc. and a realized gain in NM GLCR LP. The provision for income taxes was attributable to equity investments that are held as of June 30, 2022 in eight of our corporate subsidiaries. The net gain for the six months ended June 30, 2021 was primarily driven by unrealized appreciation on our investments in Edmentum, NM CLFX LP and NM GLCR LP. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through June 30, 2022, we raised approximately $942.7 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of June 30, 2022, our asset coverage ratio was 178.8%.
At June 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $40.7 million and $58.1 million, respectively. Our cash used in operating activities during the six months ended June 30, 2022 and June 30, 2021 was approximately $79.1 million and $9.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
For the three and six months ended June 30, 2022, we sold 1,218,366 shares and 2,730,202 shares, respectively, of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $16.6 million and $37.1 million, respectively, including $0.1 million and $0.4 million, respectively, of offering expenses from these sales.

We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2022, shares representing approximately $199.9 million of its common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $280.8 million and $215.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2022 and December 31, 2021, we had commitment letters to purchase investments in an aggregate par amount of $62.1 million and $6.8 million, respectively. As of June 30, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of June 30, 2022, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Holdings Credit Facility was $615.5 million and $545.3 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Holdings Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021.
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

As of June 30, 2022, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
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
As of June 30, 2022 and December 31, 2021, the outstanding balance on the NMFC Credit Facility was $120.9 million and $127.2 million, which included £18.8 million and £16.4 million, respectively, denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars, and NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMFC Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021.
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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of June 30, 2022, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three and six months ended June 30, 2022 and June 30, 2021, amortization of financing costs were each less than $50.0 thousand, respectively.
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
As of June 30, 2022, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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

As of June 30, 2022 and December 31, 2021, the outstanding balance on the DB Credit Facility was $189.3 million and $226.3 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the DB Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021.
NMNLC Credit Facility II—The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the most recent amendment on March 16, 2022, the NMNLC CA matures on February 25, 2023. The NMNLC Credit Facility II is guaranteed by us and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of June 30, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $10.0 million.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of December 7, 2021, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.75% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20.0 million. As of the March 16, 2022 amendment and effective May 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10.0 million. As of June 30, 2022 and December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $2.9 million and $15.2 million, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMNLC Credit Facility II for the three and six months ended June 30, 2022 and June 30, 2021.
Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of unsecured convertible notes (the "Convertible Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the Convertible Notes. On June 7, 2019, we closed a registered public offering of an additional $86.3 million aggregate principal amount of the Convertible Notes. These additional Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of Convertible Notes that we issued in August 2018.
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

The following table summarizes certain key terms related to the convertible features of our Convertible Notes as of June 30, 2022:

Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at June 30, 2022	10.0%
Conversion rate at June 30, 2022(1)(2)	65.8762
Conversion price at June 30, 2022(2)(3)	$15.18
Last conversion price calculation date	August 20, 2021

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of our Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at June 30, 2022 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Convertible Notes for the three and six months ended June 30, 2022 and June 30, 2021.
Unsecured Notes
On May 6, 2016, we issued $50.0 million in aggregate principal amount of our 2016 Unsecured Notes (the "2016 Unsecured Notes"), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, we repaid all $90.0 million in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that mature on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, we issued $116.5 million in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On January 29, 2021, we issued $200.0 million in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, we issued $75.0 million in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the

"2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bear interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, which commenced on July 29, 2021. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
The NPA contains customary terms and conditions for unsecured notes issued, including, without limitation, an option to offer to prepay all or a portion of the unsecured notes under its governance at par (plus a make-whole amount if applicable), affirmative and negative covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act and a RIC under the Code, minimum stockholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes at NMFC or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of NMFC or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Third Supplement, Fourth Supplement, Fifth Supplement and Sixth Supplement all include additional financial covenants related to asset coverage as well as other terms.
On September 25, 2018, we closed a registered public offering of $50.0 million in aggregate principal amount of our 5.75% Unsecured Notes that mature on October 1, 2023 (the "5.75% Unsecured Notes", together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes and the 2022A Unsecured Notes, the "Unsecured Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, we issued an additional $1.8 million aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
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
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $586.5 million and $511.5 million, respectively, and we were in compliance with the terms of the NPA as of such dates, as applicable.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three and six months ended June 30, 2022 and June 30, 2021.
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
As of June 30, 2022 and December 31, 2021, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of June 30, 2022 and December 31, 2021, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of June 30, 2022 and December 31, 2021, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on our SBA-guaranteed debentures as of June 30, 2022 and costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2022 and June 30, 2021.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$615.5	$—	$—	$615.5	$—
Unsecured Notes(2)	586.5	195.0	116.5	275.0	—
SBA-guaranteed debentures(3)	300.0	—	37.5	84.2	178.3
Convertible Notes(4)	201.2	—	201.2	—	—
DB Credit Facility(5)	189.3	—	—	189.3	—
NMFC Credit Facility(6)	120.9	—	—	120.9	—
NMNLC Credit Facility II(7)	2.9	2.9	—	—	—
Total Contractual Obligations	$2,016.3	$197.9	$355.2	$1,284.9	$178.3

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($615.5 million as of June 30, 2022) must be repaid on or before April 20, 2026. As of June 30, 2022, there was approximately $114.5 million of possible capacity remaining under the Holdings Credit Facility.
(2)$55.0 million of the 2017A Unsecured Notes will mature on July 15, 2022 unless earlier repurchased, $90.0 million of the 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased, $50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased, $116.5 million of the 2019A Unsecured

Notes will mature on April 30, 2024 unless earlier repurchased, $200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased and $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased.
(3)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(4)The Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(5)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($189.3 million as of June 30, 2022) must be repaid on or before March 25, 2026. As of June 30, 2022, there was approximately $90.7 million of possible capacity remaining under the DB Credit Facility.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($120.9 million, which included £18.8 million denominated in GBP that has been converted to U.S. dollars as of June 30, 2022) must be repaid on or before June 4, 2026. As of June 30, 2022, there was approximately $77.6 million of available capacity remaining under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility ($2.9 million as of June 30, 2022) must be repaid on or before February 25, 2023. As of June 30, 2022, there was approximately $7.1 million of available capacity remaining under the NMNLC Credit Facility II.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the six months ended June 30, 2022 totaled approximately $59.8 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2022
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	$0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
				$0.60
December 31, 2021
Fourth Quarter	October 27, 2021	December 16, 2021	December 30, 2021	$0.30
Third Quarter	July 29, 2021	September 16, 2021	September 30, 2021	0.30
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
				$1.20
December 31, 2020
Fourth Quarter	October 28, 2020	December 16, 2020	December 30, 2020	$0.30
Third Quarter	July 29, 2020	September 16, 2020	September 30, 2020	0.30
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2022 approximately $0.6 million and $1.4 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0 and $0.2 million, respectively, were waived by the Administrator. As of June 30, 2022, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three and six months ended June 30, 2022, the reimbursement to the Administrator represented approximately 0.02% and 0.03%, respectively, of our gross assets.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks had reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Since then, the Federal Reserve has raise rates by an additional 2.00% and indicated that it would consider future rate hikes if inflation does not slow. During the six months ended June 30, 2022, certain of the loans held in our portfolio had floating LIBOR, SONIA or SOFR interest rates. As of June 30, 2022, approximately 86.03% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR, SONIA or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 13.97% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR, SONIA or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(2.09)%
Base Interest Rate	—%
+100 Basis Points	9.23%
+200 Basis Points	18.99%
+300 Basis Points	28.75%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of June 30, 2022. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended June 30, 2022.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the quarter ended June 30, 2022, we did not purchase any of our common stock in the open market in connection with our dividend reinvestment plan.
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2021, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2022 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the six months ended June 30, 2022.
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

10.1
Form of Sixth Supplement to Amended and Restated Note Purchase Agreement, dated June 15, 2022, by and between New Mountain Finance Corporation and the purchasers party thereto, relating to the 5.90% Series 2022A Senior Notes due June 15, 2027(5)

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
(4)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 17, 2022.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2022.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)