Form 10-Q
period 2022-09-30
New Mountain Finance Corp
filed 2022-11-08
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of November 8, 2022
Common stock, par value $0.01 per share	100,937,026

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,476,914 and $2,323,224, respectively)	$2,375,786	$2,283,779
Non-controlled/affiliated investments (cost of $84,624 and $80,801, respectively)	138,975	134,775
Controlled investments (cost of $697,365 and $722,467, respectively)	719,672	755,810
Total investments at fair value (cost of $3,258,903 and $3,126,492, respectively)	3,234,433	3,174,364
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	19,401	21,422
Cash and cash equivalents	48,919	58,077
Interest and dividend receivable	33,902	30,868
Other assets	11,338	11,081
Total assets	$3,347,993	$3,295,812
Liabilities
Borrowings
Holdings Credit Facility	$630,663	$545,263
Unsecured Notes	531,500	511,500
SBA-guaranteed debentures	300,000	300,000
Convertible Notes	201,340	201,417
DB Credit Facility	186,400	226,300
NMFC Credit Facility	127,210	127,192
NMNLC Credit Facility II	2,934	15,200
Deferred financing costs (net of accumulated amortization of $45,794 and $40,713, respectively)	(15,316)	(19,684)
Net borrowings	1,964,731	1,907,188
Management fee payable	10,602	10,164
Incentive fee payable	8,202	7,503
Interest payable	12,214	17,388
Payable for unsettled securities purchased	—	7,910
Payable to affiliates	275	556
Deferred tax liability	140	13
Other liabilities	6,731	2,478
Total liabilities	2,002,895	1,953,200
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 100,937,026 and 97,907,441 shares issued and outstanding, respectively	1,009	979
Paid in capital in excess of par	1,313,710	1,272,796
Accumulated undistributed earnings	17,236	47,470
Total net assets of New Mountain Finance Corporation	$1,331,955	$1,321,245
Non-controlling interest in New Mountain Net Lease Corporation	13,143	21,367
Total net assets	$1,345,098	$1,342,612
Total liabilities and net assets	$3,347,993	$3,295,812
Number of shares outstanding	100,937,026	97,907,441
Net asset value per share of New Mountain Finance Corporation	$13.20	$13.49
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$49,401	$40,540	$127,934	$119,919
PIK interest income	2,688	1,903	8,924	6,501
Dividend income	9	867	144	867
Non-cash dividend income	3,837	1,956	10,111	7,324
Other income	1,517	5,249	7,435	9,651
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	270	296	788	1,322
PIK interest income	264	182	773	182
Dividend income	—	288	—	288
Non-cash dividend income	1,042	831	3,036	3,881
Other income	62	79	187	284
From controlled investments:
Interest income (excluding PIK interest income)	2,914	1,253	6,285	3,570
PIK interest income	3,241	3,614	12,296	10,384
Dividend income	9,867	9,686	32,183	31,278
Non-cash dividend income	1,116	918	3,191	3,533
Other income	2,221	812	7,235	3,759
Total investment income	78,449	68,474	220,522	202,743
Expenses
Incentive fee	8,202	7,661	23,605	22,207
Management fee	11,717	13,740	35,040	40,885
Interest and other financing expenses	24,648	17,693	63,957	54,949
Administrative expenses	881	1,082	3,022	3,240
Professional fees	775	923	2,529	2,413
Other general and administrative expenses	545	490	1,540	1,398
Total expenses	46,768	41,589	129,693	125,092
Less: management fee waived (See Note 5)	(1,115)	(3,752)	(3,349)	(11,193)
Less: expenses waived and reimbursed (See Note 5)	—	—	(238)	—
Net expenses	45,653	37,837	126,106	113,899
Net investment income before income taxes	32,796	30,637	94,416	88,844
Income tax (benefit) expense	(13)	(8)	(5)	15
Net investment income	32,809	30,645	94,421	88,829
Net realized (losses) gains:
Non-controlled/non-affiliated investments	(239)	2,459	(903)	2,797
Non-controlled/affiliated investments	—	20,549	—	8,338
Controlled investments	17	—	36,371	1,557
Foreign currency	(166)	—	219	—
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	(31,944)	(19,951)	(56,975)	(22,601)
Non-controlled/affiliated investments	(13,381)	(20,469)	377	44,545
Controlled investments	20,398	9,684	(11,036)	30,600
Securities purchased under collateralized agreements to resell	—	—	(2,021)	—
Foreign currency	(10)	(13)	(625)	(13)
Benefit (provision) for taxes	30	1	(127)	(114)
Net realized and unrealized (losses) gains	(25,295)	(7,740)	(34,720)	65,109
Net increase in net assets resulting from operations	7,514	22,905	59,701	153,938
Less: Net decrease (increase) in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	191	(1,058)	150	(4,789)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$7,705	$21,847	$59,851	$149,149
Basic earnings per share	$0.08	$0.23	$0.60	$1.54
Weighted average shares of common stock outstanding - basic (See Note 11)	100,830,075	96,906,988	99,955,432	96,854,474
Diluted earnings per share	$0.08	$0.22	$0.59	$1.42
Weighted average shares of common stock outstanding - diluted (See Note 11)	114,087,660	110,164,573	113,213,017	110,112,059
Distributions declared and paid per share	$0.30	$0.30	$0.90	$0.90
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$32,809	$30,645	$94,421	$88,829
Net realized (losses) gains on investments and foreign currency	(388)	23,008	35,687	12,692
Net change in unrealized (depreciation) appreciation of investments and foreign currency	(24,937)	(30,749)	(68,259)	52,531
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	—	(2,021)	—
Benefit (provision) for taxes	30	1	(127)	(114)
Net increase in net assets resulting from operations	7,514	22,905	59,701	153,938
Less: Net decrease (increase) in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	191	(1,058)	150	(4,789)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	7,705	21,847	59,851	149,149
Capital transactions
Net proceeds from shares sold	2,955	—	40,006	—
Offering costs	(34)	—	(160)	—
Distributions declared to stockholders from net investment income	(30,281)	(29,072)	(90,085)	(87,168)
Reinvestment of distributions	—	—	1,098	1,049
Total net decrease in net assets resulting from capital transactions	(27,360)	(29,072)	(49,141)	(86,119)
Net (decrease) increase in net assets	(19,655)	(7,225)	10,710	63,030
New Mountain Finance Corporation net assets at the beginning of the period	1,351,610	1,292,130	1,321,245	1,221,875
New Mountain Finance Corporation net assets at the end of the period	1,331,955	1,284,905	1,331,955	1,284,905
Non-controlling interest in NMNLC	13,143	20,053	13,143	20,053
Net assets at the end of the period	$1,345,098	$1,304,958	$1,345,098	$1,304,958

Capital share activity
Shares sold	220,098	—	2,950,300	—
Shares issued from the reinvestment of distributions	—	—	79,285	79,646
Net increase in shares outstanding	220,098	—	3,029,585	79,646

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$59,701	$153,938
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(35,468)	(12,692)
Net realized gains on translation of assets and liabilities in foreign currencies	(219)	—
Net change in unrealized depreciation (appreciation) of investments	67,634	(52,544)
Net change in unrealized depreciation on translation of assets and liabilities in foreign currencies	625	13
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	2,021	—
Amortization of purchase discount	(4,437)	(6,681)
Amortization of deferred financing costs	5,082	5,660
Amortization of premium on Convertible Notes	(77)	(77)
Non-cash investment income	(35,585)	(33,226)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(526,743)	(769,167)
Proceeds from sales and paydowns of investments	466,516	816,218
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	321	597
Cash paid for purchase of drawn portion of revolving credit facilities	(185)	(832)
Cash paid on drawn revolvers	(30,438)	(25,310)
Cash repayments on drawn revolvers	33,589	24,980
Deferred tax asset	—	101
Interest and dividend receivable	(3,050)	(4,362)
Receivable from unsettled securities sold	—	29
Receivable from affiliates	—	117
Other assets	(275)	(3,907)
Increase (decrease) in operating liabilities:
Management fee payable	438	(431)
Incentive fee payable	699	307
Payable for unsettled securities purchased	(7,910)	(2,184)
Payable to affiliates	(281)	(551)
Interest payable	(5,174)	(6,059)
Deferred tax liability	127	13
Other liabilities	4,240	490
Contributions related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	—	250
Net cash flows (used in) provided by operating activities	(8,849)	84,690
Cash flows from financing activities
Net proceeds from shares sold	40,006	—
Offering costs paid	(132)	—
Distributions paid	(88,987)	(86,119)
Proceeds from Holdings Credit Facility	164,400	129,000
Repayment of Holdings Credit Facility	(79,000)	(85,900)
Proceeds from Unsecured Notes	75,000	200,000
Repayment of Unsecured Notes	(55,000)	(141,750)
Proceeds from NMFC Credit Facility	162,707	311,363
Repayment of NMFC Credit Facility	(158,000)	(326,500)
Proceeds from DB Credit Facility	108,600	77,500
Repayment of DB Credit Facility	(148,500)	(153,700)
Proceeds from NMNLC Credit Facility II	2,934	9,025
Repayment of NMNLC Credit Facility II	(15,200)	(3,180)
Contributions related to non-controlling interest in NMNLC	124	—
Distributions related to non-controlling interest in NMNLC	(8,197)	—
Deferred financing costs paid	(710)	(10,144)
Net cash flows provided by (used in) by financing activities	45	(80,405)
Net (decrease) increase in cash and cash equivalents	(8,804)	4,285
Effect of foreign exchange rate changes on cash and cash equivalents	(354)	106
Cash and cash equivalents at the beginning of the period	58,077	78,966
Cash and cash equivalents at the end of the period	$48,919	$83,357
Supplemental disclosure of cash flow information
Cash interest paid	$63,006	$53,643
Income taxes paid	74	15
Non-cash financing activities:
Value of shares issued in connection with the distribution reinvestment plan	$1,098	$1,049
Accrual for offering costs	30	27
Accrual for deferred financing costs	15	14

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(15)	9.92% (L + 5.75%/Q)	8/7/2019	5/22/2026	$67,448	$67,234	$66,846
	First lien (5)(15)	9.92% (L+ 5.75%/Q)	8/7/2019	5/22/2026	21,801	21,735	21,607
	First lien (3)(15)(18) - Drawn	9.92% (L + 5.75%/S)	8/7/2019	5/22/2026	4,142	4,116	4,105
						93,085	92,558	6.88%
PhyNet Dermatology LLC
Healthcare Services	First lien (2)(15)	9.31% (SOFR + 5.75%/S)	9/17/2018	8/16/2024	49,379	49,204	49,379
	First lien (2)(15)	9.31% (SOFR + 5.75%/S)	9/17/2018	8/16/2024	18,796	18,710	18,796
						67,914	68,175	5.07%
Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (2)(15)	8.29% (SOFR + 5.75%/S)	6/23/2022	6/25/2029	63,093	62,634	62,620	4.66%
Associations, Inc.
Consumer Services	First lien (2)(15)	8.88% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	35,558	35,424	35,558
	First lien (8)(15)	10.10% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	8,754	8,717	8,754
	First lien (2)(15)	10.26% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	8,754	8,717	8,754
	First lien (8)(15)	9.40% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	5,287	5,265	5,287
	First lien (8)(15)	8.88% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,206	4,189	4,206
						62,312	62,559	4.65%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (8)(15)	8.58% (L + 5.50%/M)	12/22/2021	12/22/2027	20,687	20,502	20,479
	First lien (4)(15)	8.58% (L + 5.50%/M)	1/13/2022	12/22/2027	9,822	9,734	9,724
	First lien (3)(15)(18) - Drawn	8.26% (L + 5.50%/M)	12/22/2021	12/22/2027	8,510	8,596	8,425
	First lien (4)(15)(18) - Drawn	8.26% (L + 5.50%/M)	12/22/2021	12/22/2027	2,761	2,789	2,733
	Subordinated (3)(15)	11.50% PIK/Q*	12/22/2021	12/22/2031	12,141	11,982	11,959
	Subordinated (4)(15)	11.50% PIK/Q*	1/13/2022	12/22/2031	4,761	4,699	4,690
						58,302	58,010	4.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

GC Waves Holdings, Inc.
Financial Services	First lien (5)(15)	8.62% (L + 5.50%/M)	8/13/2021	8/13/2026	$21,941	$21,843	$21,678
	First lien (2)(15)	8.62% (L + 5.50%/M)	8/13/2021	8/13/2026	13,244	13,164	13,086
	First lien (2)(15)	8.62% (L + 5.50%/M)	8/13/2021	8/13/2026	10,577	10,485	10,449
	First lien (3)(15)(18) - Drawn	8.62% (L + 5.50%/M)	4/11/2022	8/13/2026	4,486	4,442	4,432
						49,934	49,645	3.69%
CentralSquare Technologies, LLC
Software	Second lien (3)	11.17% (L + 7.50%/Q)	8/15/2018	8/31/2026	47,838	47,487	42,177
	Second lien (8)	11.17% (L + 7.50%/Q)	8/15/2018	8/31/2026	7,500	7,445	6,613
						54,932	48,790	3.63%
IG Intermediateco LLC
Infogain Corporation
Software	First lien (2)(15)	8.43% (SOFR + 5.75%/Q)	7/30/2021	7/28/2028	18,946	18,823	18,757
	First lien (8)(15)	8.04% (SOFR + 5.75%/Q)	7/15/2022	7/28/2028	7,943	7,866	7,864
	First lien (3)(15)(18) - Drawn	8.41% (SOFR + 5.75%/Q)	7/30/2021	7/30/2026	678	673	671
	Subordinated (3)(15)	11.90% (SOFR + 8.25%/Q)	7/15/2022	7/16/2029	17,245	17,033	17,029
						44,395	44,321	3.30%
iCIMS, Inc.
Software	First lien (8)(15)	9.49% (SOFR + 6.75%/Q)	8/17/2022	8/18/2028	44,287	43,905	43,901	3.27%
Brave Parent Holdings, Inc.
Software	Second lien (5)(15)	10.62% (L + 7.50%/M)	4/17/2018	4/17/2026	22,500	22,440	21,798
	Second lien (2)(15)	10.62% (L + 7.50%/M)	4/17/2018	4/17/2026	16,624	16,534	16,105
	Second lien (8)(15)	10.62% (L + 7.50%/M)	4/17/2018	4/17/2026	6,000	5,968	5,813
						44,942	43,716	3.25%
Deca Dental Holdings LLC
Healthcare Services	First lien (2)(15)	9.42% (L + 5.75%/Q)	8/26/2021	8/28/2028	37,956	37,625	37,220
	First lien (3)(15)(18) - Drawn	9.42% (L + 5.75%/Q)	8/26/2021	8/28/2028	3,995	3,959	3,918
	First lien (3)(15)(18) - Drawn	9.42% (L + 5.75%/Q)	8/26/2021	8/26/2027	1,413	1,398	1,385
						42,982	42,523	3.16%
Frontline Technologies Group Holdings, LLC
Software	First lien (4)	11.00% (P + 4.75%/Q)	9/18/2017	9/18/2023	21,447	21,417	21,447
	First lien (2)	11.00% (P + 4.75%/Q)	9/18/2017	9/18/2023	8,074	8,073	8,074
	First lien (2)	11.00% (P + 4.75%/Q)	9/18/2017	9/18/2023	7,461	7,447	7,461
	First lien (2)	11.00% (P + 4.75%/Q)	6/15/2021	9/18/2023	4,969	4,969	4,969
						41,906	41,951	3.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Recorded Future, Inc.
Software	First lien (8)(15)	8.13% (L + 5.25%/Q)	8/26/2019	7/3/2025	$24,531	$24,402	$24,408
	First lien (2)(15)	8.13% (L + 5.25%/Q)	3/26/2021	7/3/2025	12,684	12,615	12,621
						37,017	37,029	2.75%
Auctane, Inc.
Software	First lien (8)(15)	8.38% (L + 5.75%/M)	10/5/2021	10/5/2028	22,124	21,929	21,748
	First lien (2)(15)	8.38% (L + 5.75%/M)	10/5/2021	10/5/2028	14,962	14,830	14,708
						36,759	36,456	2.71%
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (2)(15)	8.63% (L + 5.75%/S)	3/30/2021	8/4/2025	17,628	17,567	17,415
	First lien (2)(15)	8.63% (L + 5.75%/S)	3/4/2021	8/4/2025	9,830	9,797	9,713
	First lien (3)(15)	9.13% (L + 6.25%/S)	12/19/2018	8/4/2025	5,842	5,820	5,842
	First lien (3)(15)(18) - Drawn	8.49% (L + 6.25%/S)	3/30/2021	8/4/2025	1,812	1,803	1,812
						34,987	34,782	2.59%
OEC Holdco, LLC (22)
OEConnection LLC
Business Services	Second lien (2)(15)	10.05% (L + 7.00%/M)	12/17/2021	9/25/2027	23,406	23,198	22,703
	Second lien (2)(15)	10.12% (L + 7.00%/M)	9/25/2019	9/25/2027	12,044	11,960	11,683
						35,158	34,386	2.56%
IG Investments Holdings, LLC
Business Services	First lien (2)(15)	9.67% (L + 6.00%/Q)	9/22/2021	9/22/2028	29,207	28,949	29,207
	First lien (2)(15)	9.67% (L + 6.00%/Q)	2/25/2022	9/22/2028	4,268	4,248	4,268
						33,197	33,475	2.49%
Anaplan, Inc.
Software	First lien (2)(15)	9.53% (SOFR + 6.50%/M)	6/21/2022	6/21/2029	33,618	33,291	33,282	2.47%
KAMC Holdings, Inc
Business Services	Second lien (2)(15)	10.94% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,653	16,279
	Second lien (8)(15)	10.94% (L + 8.00%/Q)	8/14/2019	8/13/2027	18,750	18,653	16,279
						37,306	32,558	2.42%
EAB Global, Inc.
Education	Second lien (2)(15)	8.92% (L + 6.50%/Q)	8/16/2021	8/16/2029	33,452	33,005	32,392	2.41%
MRI Software LLC
Software	First lien (5)	9.17% (L + 5.50%/Q)	1/31/2020	2/10/2026	21,936	21,869	21,442
	First lien (2)	9.17% (L + 5.50%/Q)	3/24/2021	2/10/2026	4,627	4,617	4,523
	First lien (2)	9.17% (L + 5.50%/Q)	1/31/2020	2/10/2026	3,181	3,171	3,109
	First lien (3)	9.17% (L + 5.50%/Q)	3/24/2021	2/10/2026	2,482	2,476	2,426
	First lien (3)	9.17% (L + 5.50%/Q)	1/31/2020	2/10/2026	812	809	794
						32,942	32,294	2.40%
Foreside Financial Group
Business Services	First lien (2)(15)	8.62% (L + 5.50%/M)	5/26/2022	9/30/2027	32,048	31,745	31,728
	First lien (3)(15)	8.62% (L + 5.50%/M)	5/26/2022	9/30/2027	314	310	310
						32,055	32,038	2.38%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

DCA Investment Holding, LLC
Healthcare Services	First lien (2)(15)	9.98% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	$19,714	$19,596	$19,696
	First lien (2)(15)	9.98% (SOFR + 6.00%/S)	2/25/2022	4/3/2028	7,063	7,031	7,057
	First lien (3)(15)	9.98% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	3,281	3,259	3,278
	First lien (3)(15)(18) - Drawn	9.98% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	1,644	1,636	1,642
						31,522	31,673	2.35%
Granicus, Inc.
Software	First lien (4)(15)	10.67% (L + 6.50%/S)	1/27/2021	1/29/2027	15,405	15,316	15,405
	First lien (8)(15)	10.67% (L + 6.50%/S)	1/27/2021	1/29/2027	5,959	5,923	5,959
	First lien (2)(15)	10.67% (L + 6.50%/S)	1/27/2021	1/29/2027	5,877	5,843	5,877
	First lien (2)(15)(18) - Drawn	10.17% (L + 6.00%/S)	4/23/2021	1/29/2027	2,758	2,735	2,758
						29,817	29,999	2.23%
TigerConnect, Inc.
Healthcare Services	First lien (2)(15)	9.98% (SOFR + 7.25% PIK/Q)*	2/16/2022	2/16/2028	29,868	29,594	29,570	2.20%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)(15)	9.12% (L + 6.00%/M)	12/20/2021	12/20/2028	28,060	27,804	27,780
	First lien (2)(15)	9.12% (L + 6.00%/M)	5/6/2022	12/20/2028	1,776	1,759	1,758
						29,563	29,538	2.20%
Foundational Education Group, Inc.
Education	Second lien (5)(15)	10.31% (SOFR + 6.50%/Q)	8/19/2021	8/31/2029	22,500	22,400	21,533
	Second lien (2)(15)	10.31% (SOFR + 6.50%/Q)	8/19/2021	8/31/2029	7,009	6,986	6,708
						29,386	28,241	2.10%
Fortis Solutions Group, LLC
Packaging	First lien (2)(15)	9.67% (L + 5.50%/S)	10/15/2021	10/13/2028	17,574	17,413	17,391
	First lien (8)(15)	9.67% (L + 5.50%/S)	10/15/2021	10/13/2028	10,221	10,130	10,115
	First lien (3)(15)(18) - Drawn	9.67% (L + 5.50%/S)	10/15/2021	10/15/2027	191	189	189
						27,732	27,695	2.06%
Syndigo LLC
Software	Second lien (4)(15)	10.51% (L + 8.00%/S)	12/14/2020	12/15/2028	22,500	22,359	21,281
	Second lien (2)(15)	10.51% (L + 8.00%/S)	2/16/2022	12/15/2028	5,697	5,710	5,388
						28,069	26,669	1.98%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(15)	9.88% (SOFR + 6.75%/M)	11/14/2019	11/19/2027	22,500	22,413	21,868
	Second lien (2)(15)	9.88% (SOFR + 6.75%/M)	11/14/2019	11/19/2027	4,208	4,178	4,090
						26,591	25,958	1.93%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

VT Topco, Inc.
Business Services	Second lien (2)(15)	9.87% (L + 6.75%/M)	7/30/2021	7/31/2026	$16,183	$16,135	$15,905
	Second lien (4)(15)	9.87% (L + 6.75%/M)	8/14/2018	7/31/2026	10,000	9,986	9,828
						26,121	25,733	1.91%
DOCS, MSO, LLC
Healthcare Services	First lien (8)(15)	8.85% (SOFR + 5.75%/Q)	6/1/2022	6/1/2028	18,760	18,760	18,706
	First lien (4)(15)	8.85% (SOFR + 5.75%/Q)	6/1/2022	6/1/2028	7,025	7,025	7,005
						25,785	25,711	1.91%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	10.37% (L + 7.25%/M)	8/2/2018	8/10/2026	18,266	18,226	17,637
	Second lien (8)(15)	10.37% (L + 7.25%/M)	8/2/2018	8/10/2026	7,500	7,484	7,242
						25,710	24,879	1.85%
Idera, Inc.
Software	Second lien (4)(15)	9.32% (L + 6.75%/M)	6/27/2019	3/2/2029	22,500	22,235	21,647
	Second lien (3)(15)	9.32% (L + 6.75%/M)	4/29/2021	3/2/2029	3,000	2,987	2,886
						25,222	24,533	1.82%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (8)(15)	8.28% (L + 6.00%/Q)	3/1/2021	3/1/2028	19,259	19,025	19,232
	First lien (2)(15)	8.28% (L + 6.00%/Q)	3/2/2021	3/1/2028	4,913	4,853	4,906
						23,878	24,138	1.79%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(15)	9.20% (SOFR + 5.50%/Q)	2/25/2022	2/25/2028	22,378	22,275	21,984
	First lien (3)(15)(18) - Drawn	8.71% (SOFR + 5.50%/S)	2/25/2022	2/25/2028	1,375	1,440	1,351
	First lien (3)(15)(18) - Drawn	10.75% (P + 4.50%/Q)	2/25/2022	2/25/2028	193	192	190
						23,907	23,525	1.75%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(15)	9.17% (L + 5.50%/Q)	8/2/2021	8/2/2028	22,138	21,947	21,567
	First lien (3)(15)(18) - Drawn	9.17% (L + 5.50%/Q)	8/2/2021	8/2/2028	1,946	1,927	1,895
						23,874	23,462	1.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Wealth Enhancement Group, LLC
Financial Services	First lien (2)(15)	8.54% (SOFR + 6.00%/S)	8/13/2021	10/4/2027	$18,988	$18,933	$18,988
	First lien (2)(15)	9.41% (SOFR + 6.00%/S)	1/10/2022	10/4/2027	1,257	1,245	1,257
	First lien (3)(15)(18) - Drawn	9.96% (SOFR + 6.00%/S)	5/2/2022	10/4/2027	1,255	1,289	1,255
	First lien (2)(15)	8.05% (SOFR + 6.00%/S)	1/10/2022	10/4/2027	843	835	843
						22,302	22,343	1.66%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (4)(15)	7.87% (L + 4.75%/M)	9/9/2019	9/4/2026	19,263	19,132	18,945
	First lien (4)(15)	7.87% (L + 4.75%/M)	2/1/2022	9/4/2026	3,217	3,175	3,163
						22,307	22,108	1.64%
Bullhorn, Inc.
Software	First lien (2)(15)	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	16,702	16,625	16,702
	First lien (2)(15)	9.42% (L + 5.75%/Q)	10/5/2021	9/30/2026	3,451	3,443	3,451
	First lien (2)(15)	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	773	768	773
	First lien (3)(15)(18) - Drawn	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	392	389	392
	First lien (2)(15)	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	346	345	346
	First lien (2)(15)	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	276	275	276
						21,845	21,940	1.63%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)(15)	11.92% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,927	21,256	1.58%
Cardinal Parent, Inc.
Software	First lien (4)	8.17% (L + 4.50%/Q)	10/30/2020	11/12/2027	12,005	11,935	11,434
	Second lien (4)(15)	11.42% (L + 7.75%/Q)	11/12/2020	11/13/2028	9,767	9,686	9,767
						21,621	21,201	1.58%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	6.57% (L + 3.50%/Q)	6/24/2019	8/28/2024	16,437	15,384	10,725
	First lien (8)(15)	6.57% (L + 3.50%/Q)	10/23/2019	8/28/2024	15,853	14,567	10,344
						29,951	21,069	1.57%
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	9.88% (SOFR + 6.75%/M)	11/23/2021	11/23/2027	10,076	10,010	10,002
	First lien (8)(15)	9.88% (SOFR + 6.75%/M)	5/10/2022	11/23/2027	9,950	9,880	9,875
	First lien (3)(15)(18) - Drawn	9.88% (SOFR + 6.75%/M)	11/23/2021	11/23/2027	878	874	871
						20,764	20,748	1.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (5)(15)	6.75% (L + 5.00%/S)	11/1/2019	10/31/2025	$17,907	$17,857	$17,576
	First lien (5)(15)	7.95% (L + 5.00%/S)	11/1/2019	10/31/2025	2,332	2,325	2,289
	First lien (3)(15)(18) - Drawn	7.92% (L + 5.00%/Q)	11/1/2019	10/31/2025	397	395	389
	First lien (5)(15)(18) - Drawn	7.81% (L + 5.00%/Q)	10/22/2021	10/31/2025	240	256	236
						20,833	20,490	1.52%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	8.82% (L + 5.75% PIK + 0.50%/M)(42)*	9/30/2015	9/30/2026	28,459	28,415	20,335
	First lien (3)(15)	16.57% (L + 13.50% PIK + 0.50%/M)(42)*	6/10/2021	9/30/2026	1,527	1,527	—
	Subordinated (3)(15)	3.28% (L + 1.00% PIK/Q)(42)*	3/16/2021	9/30/2026	5,230	—	—
						29,942	20,335	1.51%
Xactly Corporation
Software	First lien (4)(15)	10.06% (L + 7.25%/Q)	7/31/2017	7/31/2023	19,047	19,024	19,047
	First lien (3)(15)(18) - Drawn	10.82% (L + 7.25%/Q)	7/31/2017	7/31/2023	992	982	992
						20,006	20,039	1.49%
Ansira Holdings, Inc.
Business Services	First lien (8)(15)	9.31% (L + 6.50% PIK/M)(42)*	12/19/2016	12/20/2024	33,026	32,987	15,737
	First lien (3)(15)	9.57% (L + 6.50% PIK/M)(42)*	12/19/2016	12/20/2024	8,334	8,326	3,971
						41,313	19,708	1.47%
New Trojan Parent, Inc.
Healthcare Services	Second lien (2)(15)	10.37% (L + 7.25%/M)	1/22/2021	1/5/2029	26,762	26,650	19,480	1.45%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	9.87% (L + 6.75%/M)	3/18/2021	3/30/2029	20,313	20,269	19,049	1.42%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Drawn	8.43% (L + 4.25%/S)	9/6/2019	9/6/2024	1,030	1,015	1,000
	Second lien (8)(15)	9.83% (L + 7.75%/S)	9/6/2019	9/3/2027	18,000	18,000	17,505
						19,015	18,505	1.38%
MED Parentco, LP
Healthcare Services	Second lien (8)(15)	11.37% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,748	18,180	1.35%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	7.08% (L + 5.25%/S)	6/30/2021	6/29/2027	15,382	15,255	15,257
	First lien (2)(15)(18) - Drawn	9.26% (L + 5.25%/S)	6/30/2021	6/29/2027	2,889	2,862	2,865
						18,117	18,122	1.35%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	9.42% (L + 5.75%/Q)	12/20/2021	12/21/2027	$10,421	$10,328	$10,317
	First lien (5)(15)	9.42% (L + 5.75%/S)	12/20/2021	12/21/2027	3,498	3,464	3,463
	First lien (5)(15)	9.42% (L + 5.75%/Q)	12/20/2021	12/21/2027	3,476	3,445	3,441
	First lien (3)(15)(18) - Drawn	9.39% (L + 5.75%/Q)	12/20/2021	12/21/2027	280	277	277
	First lien (3)(15)(18) - Drawn	9.42% (L + 6.00%/S)	7/1/2022	12/21/2027	14	71	14
						17,585	17,512	1.30%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(15)	8.92% (L +5.25%/Q)	12/18/2018	11/29/2024	16,576	16,543	16,428	1.22%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(15)	8.81% (L + 6.00%/Q)	3/13/2020	2/6/2026	13,830	13,788	13,830
	First lien (5)(15)	11.67% (L + 8.00%/Q)	10/15/2020	8/6/2026	2,489	2,471	2,489
						16,259	16,319	1.21%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	10.67% (L +7.00% PIK/Q)*	11/1/2021	11/1/2028	14,508	14,387	14,160
	First lien (8)(15)	10.67% (L +7.00% PIK/Q)*	3/11/2022	11/1/2028	1,988	1,971	1,941
						16,358	16,101	1.20%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	8.06% (L + 5.50%/M)	2/20/2020	2/20/2026	15,828	15,779	15,828	1.18%
Hill International, Inc.
Business Services	First lien (2)(15)	9.88% (SOFR + 6.85%/M)	6/21/2017	11/5/2023	14,971	14,958	14,971	1.11%
CFS Management, LLC
Healthcare Services	First lien (2)(15)	9.73% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	11,410	11,388	10,913
	First lien (2)(15)	9.73% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	3,399	3,390	3,251
						14,778	14,164	1.05%
Daxko Acquisition Corporation
Software	First lien (8)(15)	8.62% (L + 5.50%/M)	10/15/2021	10/16/2028	13,177	13,060	12,808
	First lien (2)(15)	8.62% (L + 5.50%/M)	10/15/2021	10/16/2028	1,110	1,100	1,079
						14,160	13,887	1.03%
Castle Management Borrower LLC
Business Services	First lien (2)(15)	3.19% (L + 1.00%/Q)	5/31/2018	2/15/2025	14,440	14,418	13,550	1.01%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (8)(15)	10.95% (L + 8.25%/A)	9/5/2018	9/5/2024	13,444	13,418	13,444	1.00%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	11.12% (L + 8.00%/M)	6/28/2017	5/30/2025	14,500	14,416	13,083	0.97%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)(15)	7.65% (SOFR + 6.00%/S)	5/11/2022	5/11/2029	13,007	12,883	12,877
	First lien (3)(15)(18) - Drawn	8.71% (SOFR + 6.00%/Q)	5/11/2022	5/11/2028	186	184	184
						13,067	13,061	0.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

FR Arsenal Holdings II Corp.
Business Services	First lien (2)(15)	12.19% (L + 7.50% + 2.00% PIK/M)*	9/29/2016	11/8/2022	$14,622	$14,620	$12,553	0.93%
USRP Holdings, Inc.
Federal Services	First lien (2)(15)	9.17% (L + 5.50%/Q)	7/22/2021	7/23/2027	11,340	11,246	10,972
	First lien (3)(15)	9.17% (L + 5.50%/Q)	7/22/2021	7/23/2027	1,476	1,463	1,429
						12,709	12,401	0.92%
Calabrio, Inc.
Software	First lien (5)(15)	10.67% (L + 7.00%/Q)	4/16/2021	4/16/2027	12,347	12,273	12,347	0.92%
Apptio, Inc.
Software	First lien (8)(15)	8.46% (L + 6.00%/Q)	1/10/2019	1/10/2025	5,703	5,653	5,703
	First lien (2)(15)	8.46% (L + 6.00%/Q)	1/10/2019	1/10/2025	5,500	5,451	5,500
	First lien (3)(15)(18) - Drawn	8.46% (L + 6.00%/Q)	1/10/2019	1/10/2025	827	810	827
						11,914	12,030	0.89%
CHA Holdings, Inc.
Business Services	Second lien (4)(15)	12.42% (L + 8.75%/Q)	4/3/2018	4/10/2026	7,012	6,974	6,925
	Second lien (3)(15)	12.42% (L + 8.75%/Q)	4/3/2018	4/10/2026	4,453	4,429	4,398
						11,403	11,323	0.84%
Specialtycare, Inc.
Healthcare Services	First lien (2)(15)	8.03% (L + 5.75%/Q)	6/18/2021	6/19/2028	10,485	10,363	10,175
	First lien (3)(15)(18) - Drawn	8.23% (L + 5.75%/Q)	6/18/2021	6/19/2028	79	75	77
						10,438	10,252	0.76%
Quartz Holding Company
Software	Second lien (3)(15)	11.12% (L + 8.00%/M)	4/2/2019	4/2/2027	10,000	9,871	9,802	0.73%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	—	5/3/2013	—	14,500	14,500	9,377	0.70%
Vectra Co.
Business Products	Second lien (8)(15)	10.37% (L + 7.25%/M)	2/23/2018	3/8/2026	10,788	10,767	8,787	0.65%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	10.92% (L + 5.25% + 2.00% PIK/Q)*	7/19/2021	7/19/2027	8,296	8,219	7,736
	First lien (3)(15)(18) - Drawn	10.37% (L + 5.25% + 2.00% PIK/M)*	7/19/2021	7/19/2026	912	902	850
						9,121	8,586	0.64%
KPSKY Acquisition Inc.
Industrial Services	First lien (8)(15)	8.58% (L + 5.50%/M)	10/19/2021	10/19/2028	6,986	6,924	6,899
	First lien (2)(15)	10.75% (P + 4.50%)/Q	10/19/2021	10/19/2028	802	795	793
	First lien (2)(15)(18) - Drawn	10.75% (P + 4.50%/Q)	6/17/2022	10/19/2028	146	144	144
						7,863	7,836	0.58%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Energize Holdco LLC
Business Services	Second lien (2)(15)	9.87% (L + 6.75%/M)	11/19/2021	12/7/2029	$7,950	$7,913	$7,530	0.56%
Community Brands ParentCo, LLC
Software	First lien (2)(15)	8.88% (SOFR + 5.75%/M)	2/24/2022	2/24/2028	7,181	7,115	7,066	0.53%
Safety Borrower Holdings LLC
Information Services	First lien (2)(15)	8.81% (L + 5.25%/Q)	9/1/2021	9/1/2027	6,992	6,962	6,878
	First lien (3)(15)(18) - Drawn	10.50% (P + 4.25%/Q)	9/1/2021	9/1/2027	128	127	126
						7,089	7,004	0.52%
ADG, LLC
Healthcare Services	Second lien (3)(15)	13.13% (L + 10.00% PIK/M)*	10/3/2016	3/28/2024	7,179	7,159	6,280	0.47%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare Information Technology	First lien (8)(15)	9.93% (L + 7.25%/M)	5/6/2021	5/6/2027	6,242	6,191	6,242	0.46%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	8.56% (L + 5.75%/Q)	9/8/2021	9/8/2028	3,995	3,964	3,955
	First lien (2)(15)(18) - Drawn	8.56% (L + 5.75%/Q)	9/8/2021	9/8/2028	2,135	2,114	2,114
	First lien (3)(15)(18) - Drawn	11.00% (P + 4.75%/Q)	9/8/2021	9/8/2027	67	69	66
						6,147	6,135	0.46%
PPV Intermediate Holdings LLC
Consumer Services	First lien (4)(15)(18) - Drawn	9.29% (SOFR + 5.75%/Q)	8/30/2022	8/31/2029	129	142	128
	First lien (4)(15)	9.01% (SOFR + 5.75%/S)	8/30/2022	8/31/2029	5,933	5,874	5,874
						6,016	6,002	0.45%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (2)(15)	9.17% (L + 5.50%/Q)	11/26/2021	11/26/2027	5,174	5,126	5,027
	First lien (3)(15)(18) - Drawn	9.17% (L + 5.50%/Q)	11/26/2021	11/26/2024	422	418	415
						5,544	5,442	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Education Management Corporation (20)
Education Management II LLC
Education	First lien (2)	13.00% (L + 7.50%/M)(42)	1/5/2015	7/2/2020	$300	$292	$—
	First lien (3)	13.00% (L + 7.50%/M)(42)	1/5/2015	7/2/2020	169	165	—
	First lien (2)	9.75% (L + 6.50%/Q)(42)	1/5/2015	7/2/2020	206	200	—
	First lien (3)	9.75% (L + 6.50%/Q)(42)	1/5/2015	7/2/2020	116	113	—
	First lien (2)	11.75% (P + 8.50%/M)(42)	1/5/2015	7/2/2020	140	116	—
	First lien (3)	11.75% (P + 8.50%/M)(42)	1/5/2015	7/2/2020	79	65	—
	First lien (2)	11.75% (P + 8.50%/M)(42)	1/5/2015	7/2/2020	4	3	—
	First lien (3)	11.75% (P + 8.50%/M)(42)	1/5/2015	7/2/2020	2	2	—
						956	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (42)(43)	—	11/7/2014	—	—	—	—	—%
Total Funded Debt Investments - United States						$2,158,689	$2,068,701	153.79%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(15)	8.68% (L + 6.00%/M)	10/1/2021	9/29/2028	$35,000	$34,690	$34,650
	First lien (8)(15)	8.68% (L + 6.00%/M)	10/1/2021	9/29/2028	24,189	23,975	23,947
						58,665	58,597	4.36%
Total Funded Debt Investments - Netherlands						$58,665	$58,597	4.36%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	11.37% (L + 8.25%/M)	10/8/2019	10/8/2027	$34,459	$34,264	$34,459	2.56%
Integro Parent Inc.**
Insurance Services	First lien (2)(15)	13.80% (SOFR + 10.25% PIK/Q)*	10/9/2015	5/8/2023	4,026	4,022	4,026
	First lien (3)(15)	13.80% (SOFR + 10.25% PIK/Q)*	6/8/2018	5/8/2023	795	791	795
	Second lien (8)(15)	15.80% (SOFR + 12.25% PIK/Q)(42)*	10/9/2015	10/30/2023	11,068	10,821	7,169
						15,634	11,990	0.89%
Total Funded Debt Investments - United Kingdom						$49,898	$46,449	3.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	8.97% (SONIA + 7.00%/D)	8/6/2021	8/3/2028	£12,879	$17,627	$14,386
	First lien (3)(15)(16)	8.97% (SONIA + 7.00%/D)	8/6/2021	8/3/2028	£10,538	13,127	11,772
	First lien (3)(15)	10.38% (L + 7.00%/S)	8/6/2021	8/3/2028	$10,184	10,050	10,184
	First lien (3)(15)	9.31% (L + 7.00%/S)	8/6/2021	8/3/2028	$6,246	6,159	6,246
	First lien (3)(15)(16)	7.63% (EURIBOR + 7.00%/S)	8/6/2021	8/3/2028	€708	713	694
						47,676	43,282	3.22%
Total Funded Debt Investments - Jersey						$47,676	$43,282	3.22%
Total Funded Debt Investments						$2,314,928	$2,217,029	164.82%
Equity - United States
Dealer Tire Holdings, LLC (30)
Distribution & Logistics	Preferred shares (3)(15)	—	9/13/2021	—	56,271	$60,360	$59,862	4.45%
Symplr Software Intermediate Holdings, Inc. (31)
Healthcare Information Technology	Preferred shares (4)(15)	—	11/30/2018	—	7,500	11,572	11,467
	Preferred shares (3)(15)	—	11/30/2018	—	2,586	3,989	3,953
						15,561	15,420	1.15%
Knockout Intermediate Holdings I (41)
Software	Preferred shares (3)(15)	—	6/23/2022	—	15,150	14,961	14,961	1.11%
ACI Parent Inc. (36)
Healthcare Services	Preferred shares (3)(15)	—	8/2/2021	—	12,500	14,181	13,663	1.02%
Project Essential Super Parent, Inc. (34)
Software	Preferred shares (3)(15)	—	4/20/2021	—	10,000	11,501	11,645	0.87%
Diamond Parent Holdings Corp. (35)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	—	4/6/2021	—	10,000	11,518	11,304	0.84%
OEC Holdco, LLC (22)
Business Services	Preferred shares (12)(15)	—	12/17/2021	—	7,214	7,565	7,054	0.52%
HB Wealth Management, LLC (37)
Financial Services	Preferred shares (11)(15)	—	9/30/2021	—	48,303	4,797	5,125	0.38%
FS WhiteWater Holdings, LLC (38)
Consumer Services	Ordinary shares (5)(15)	—	12/20/2021	—	50,000	5,000	5,000	0.37%
Appriss Health Holdings, Inc. (23)
Appriss Health Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred shares (3)(15)	—	5/6/2021	—	2,333	2,681	2,678	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

OA Topco, L.P. (40)
Healthcare Information Technology	Ordinary shares (3)(15)	—	12/20/2021	—	2,000,000	$2,000	$2,000	0.15%
Pioneer Topco I, L.P. (39)
Software	Ordinary shares (13)(15)	—	11/1/2021	—	199,980	1,999	1,759	0.13%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	—	8/12/2013	—	372	83	158	0.01%
Education Management Corporation (20)
Education	Preferred shares (2)	—	1/5/2015	—	3,331	200	—
	Preferred shares (3)	—	1/5/2015	—	1,879	113	—
	Ordinary shares (2)	—	1/5/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	1/5/2015	—	1,688,976	56	—
						469	—	—%
AAC Lender Holdings, LLC (33)
Education	Ordinary shares (3)(15)	—	3/16/2021	—	758	—	—	—%
Total Shares - United States						152,676	150,629	11.20%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)(29)	—	9/1/2017	—	105,254	$10,446	$10,525	0.78%
Total Shares - Hong Kong						$10,446	$10,525	0.78%
Total Shares						$163,122	$161,154	11.98%
Total Funded Investments						$2,478,050	$2,378,183	176.80%
Unfunded Debt Investments - United States
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	1/25/2021	9/30/2026	$2,652	$—	$—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	9/24/2019	9/30/2026	460	(3)	—	—%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare Information Technology	First lien (3)(15)(18) - Undrawn	—	5/6/2021	5/6/2027	417	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	3/13/2020	2/6/2025	1,013	(5)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	2/20/2020	2/20/2026	1,799	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	3/30/2021	8/4/2025	$1,812	$(9)	$—	—%
Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	4/16/2021	4/16/2027	1,487	(11)	—	—%
Granicus, Inc.
Software	First lien (2)(15)(18) - Undrawn	—	4/23/2021	4/21/2023	1,822	—	—
	First lien (3)(15)(18) - Undrawn	—	1/27/2021	1/29/2027	2,414	(18)	—
						(18)	—	—%
Associations, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	7/2/2021	7/2/2027	3,543	(18)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	9/22/2021	9/22/2027	2,298	(23)	—	—%
Apptio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	1/10/2019	1/10/2025	1,240	(25)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)(18) - Undrawn	—	8/13/2021	10/4/2027	2,040	(6)	—
	First lien (3)(15)(18) - Undrawn	—	5/2/2022	5/2/2024	14,550	(36)	—
						(42)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	3/12/2021	3/10/2023	1,642	—	(1)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (3)(15)(18) - Undrawn	—	9/1/2021	9/1/2027	384	(2)	(6)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	11/26/2021	11/26/2024	483	(5)	(8)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	11/23/2021	11/23/2023	587	(7)	(4)
	First lien (3)(15)(18) - Undrawn	—	11/23/2021	5/24/2027	880	(7)	(7)
						(14)	(11)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

KPSKY Acquisition Inc.
Industrial Services	First lien (2)(15)(18) - Undrawn	—	6/17/2022	6/17/2024	$1,022	$—	$(13)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	9/8/2021	9/8/2027	492	(7)	(5)
	First lien (2)(15)(18) - Undrawn	—	9/8/2021	9/8/2023	815	(9)	(8)
						(16)	(13)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Undrawn	—	9/6/2019	9/6/2024	485	(7)	(14)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	3/1/2021	3/1/2023	10,664	—	(15)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	7/19/2021	7/19/2026	226	(3)	(15)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	8/26/2019	7/3/2025	2,981	(20)	(15)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	8/7/2019	5/22/2026	1,775	(11)	(16)	(0.00)%
PPV Intermediate Holdings LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	8/30/2022	8/31/2029	486	(5)	(5)
	First lien (4)(15)(18) - Undrawn	—	8/30/2022	8/31/2024	1,452	(15)	(15)
						(20)	(20)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(15)(18) - Undrawn	—	2/24/2022	2/24/2028	425	(4)	(7)
	First lien (3)(15)(18) - Undrawn	—	2/24/2022	2/26/2024	849	—	(14)
						(4)	(21)	(0.00)%
USRP Holdings, Inc.
Federal Services	First lien (3)(15)(18) - Undrawn	—	7/22/2021	7/23/2027	893	(9)	(29)	(0.00)%
Infogain Corporation
Software	First lien (3)(15)(18) - Undrawn	—	7/30/2021	7/30/2026	3,150	(24)	(31)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	6/30/2021	6/29/2027	$1,501	$(15)	$(12)
	First lien (2)(15)(18) - Undrawn	—	6/30/2021	6/29/2023	2,364	—	(19)
						(15)	(31)	(0.00)%
DOCS, MSO, LLC
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	6/1/2022	6/1/2028	2,405	—	(7)
	First lien (4)(15)(18) - Undrawn	—	6/1/2022	6/3/2024	2,457	—	(7)
	First lien (3)(15)(18) - Undrawn	—	6/1/2022	6/3/2024	6,561	—	(19)
						—	(33)	(0.00)%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare Information Technology	First lien (3)(15)(18) - Undrawn	—	12/20/2021	12/20/2028	3,600	(36)	(36)	(0.00)%
iCIMS, Inc.
Software	First lien (8)(15)(18) - Undrawn	—	8/17/2022	8/18/2024	11,763	—	—
	First lien (3)(15)(18) - Undrawn	—	8/17/2022	8/18/2028	4,218	(37)	(37)
						(37)	(37)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/16/2023	524	—	(15)
	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/15/2027	986	(10)	(26)
						(10)	(41)	(0.00)%
Specialtycare, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	6/18/2021	6/18/2026	559	(8)	(16)
	First lien (3)(15)(18) - Undrawn	—	6/18/2021	6/18/2023	868	—	(26)
						(8)	(42)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (3)(15)(18) - Undrawn	—	5/11/2022	5/11/2028	$1,363	$(14)	$(14)
	First lien (3)(15)(18) - Undrawn	—	5/11/2022	5/13/2024	3,097	—	(31)
						(14)	(45)	(0.00)%
TigerConnect, Inc.
Healthcare Services	First lien (2)(15)(18) - Undrawn	—	2/16/2022	2/16/2023	1,232	—	(12)
	First lien (3)(15)(18) - Undrawn	—	2/16/2022	2/16/2028	4,267	(43)	(43)
						(43)	(55)	(0.00)%
Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	6/23/2022	6/24/2024	3,851	—	(29)
	First lien (3)(15)(18) - Undrawn	—	6/23/2022	6/25/2029	3,851	(29)	(29)
						(29)	(58)	(0.00)%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	11/1/2021	11/1/2027	2,446	(24)	(62)	(0.01)%
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	12/20/2021	12/21/2027	1,120	(11)	(11)
	First lien (3)(15)(18) - Undrawn	—	7/1/2022	12/21/2024	5,741	(57)	(57)
						(68)	(68)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	5/26/2022	9/30/2027	2,095	(21)	(21)
	First lien (3)(15)(18) - Undrawn	—	5/26/2022	5/26/2024	6,670	—	(67)
						(21)	(88)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/13/2023	958	—	(10)
	First lien (3)(15)(18) - Undrawn	—	10/15/2021	10/15/2027	2,670	(27)	(28)
	First lien (3)(15)(18) - Undrawn	—	6/24/2022	6/24/2024	4,886	—	(51)
						(27)	(89)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	10/22/2021	10/22/2023	$1,838	$(18)	$(34)
	First lien (3)(15)(18) - Undrawn	—	11/1/2019	10/31/2025	3,571	(18)	(66)
						(36)	(100)	(0.01)%
MRI Software LLC
Software	First lien (3)(18) - Undrawn	—	1/31/2020	2/10/2026	2,002	(10)	(45)
	First lien (3)(18) - Undrawn	—	2/11/2022	8/16/2023	5,266	—	(118)
						(10)	(163)	(0.01)%
GC Waves Holdings, Inc.
Financial Services	First lien (3)(15)(18) - Undrawn	—	10/31/2019	8/13/2026	3,951	(30)	(47)
	First lien (3)(15)(18) - Undrawn	—	4/11/2022	4/11/2024	12,920	—	(155)
						(30)	(202)	(0.02)%
Deca Dental Holdings LLC
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	8/26/2021	8/26/2027	1,614	(16)	(31)
	First lien (3)(15)(18) - Undrawn	—	8/26/2021	8/28/2023	9,080	—	(176)
						(16)	(207)	(0.02)%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(15)(18) - Undrawn	—	8/2/2021	8/2/2027	2,354	(24)	(61)
	First lien (3)(15)(18) - Undrawn	—	8/2/2021	8/2/2023	6,287	—	(162)
						(24)	(223)	(0.02)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	12/22/2021	12/22/2027	3,659	(37)	(37)
	First lien (4)(15)(18) - Undrawn	—	1/13/2022	12/22/2023	5,486	(55)	(55)
	First lien (3)(15)(18) - Undrawn	—	12/22/2021	12/22/2023	16,910	(169)	(169)
						(261)	(261)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	2/25/2022	2/25/2028	$1,776	$(9)	$(31)
	First lien (3)(15)(18) - Undrawn	—	2/25/2022	2/25/2024	14,376	(72)	(253)
						(81)	(284)	(0.02)%
Total Unfunded Debt Investments - United States						$(1,092)	$(2,353)	(0.16)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(15)(18) - Undrawn	—	10/1/2021	10/1/2027	$4,439	$(44)	$(44)	(0.00)%
Total Unfunded Debt Investments - Netherlands						$(44)	$(44)	(0.00)%
Total Unfunded Debt Investments						$(1,136)	$(2,397)	(0.16)%
Total Non-Controlled/Non-Affiliated Investments						$2,476,914	$2,375,786	176.64%
Non-Controlled/Affiliated Investments (44)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (24)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	13.00% (6.50% + 6.50%/PIK)*	12/11/2020	1/26/2027	$16,207	$16,090	$16,207	1.20%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(15)	15.00% PIK/Q(42)*	9/12/2019	9/12/2023	5	5	—	—%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	10.00% PIK/Q (42)*	3/30/2021	—	247	—	—
	First lien (3)(15)	11.00% (L + 10.00% PIK/M)(42)*	7/23/2020	—	3,409	—	—
						—	—	—%
Total Funded Debt Investments - United States						$16,095	$16,207	1.20%
Equity - United States
TVG-Edmentum Holdings, LLC (24)
Education	Ordinary shares (3)(15)	—	12/11/2020	—	48,899	$55,746	$118,768	8.83%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	7/31/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(15)	—	7/31/2017	—	2,786,000	1,282	401
						12,783	4,000	0.30%
Total Shares - United States						$68,529	$122,768	9.13%
Total Non-Controlled/Affiliated Investments						$84,624	$138,975	10.33%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Controlled Investments (45)
Funded Debt Investments - United States
New Benevis Topco, LLC (32)
New Benevis Holdco, Inc.
Healthcare Services	First lien (2)(15)	13.17% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	$34,923	$34,923	$34,923
	First lien (8)(15)	13.17% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	8,568	8,568	8,568
	First lien (3)(15)	13.17% (L + 2.50% + 7.00% PIK/Q)*	10/6/2020	4/7/2025	4,207	4,207	4,207
	Subordinated (3)(15)	12.00% PIK/M*	10/6/2020	10/6/2025	18,126	16,180	14,501
						63,878	62,199	4.62%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)	14.00%/Q	12/17/2021	10/30/2026	33,889	21,086	33,889
	First lien (3)(15)	12.18% (L + 8.50%/Q)	12/17/2021	10/30/2026	11,972	11,972	11,972
						33,058	45,861	3.41%
UniTek Global Services, Inc.
Business Services	First lien (2)(15)	10.76% (SOFR + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	12,805	12,805	12,793
	First lien (3)(15)	10.76% (SOFR + 5.50% + 2.00% PIK/S)*	3/16/2020	8/20/2024	9,480	8,932	9,472
	First lien (2)(15)	10.76% (SOFR + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	2,561	2,561	2,558
	First lien (3)(15)	10.76% (SOFR + 5.50% + 2.00% PIK/S)*	6/29/2018	8/20/2024	1,373	1,264	1,372
	Second lien (3)(15)	15.00% PIK/Q*	12/16/2020	2/20/2025	11,148	11,148	10,385
	Second lien (3)(15)	15.00% PIK/Q*	7/29/2022	2/20/2025	4,942	4,942	4,604
						41,652	41,184	3.06%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	18.00% PIK/M*	10/30/2020	12/31/2024	20,830	20,830	20,830
	First lien (3)(15)(18) - Drawn	11.56% (L + 9.00% PIK/M)*	10/30/2020	12/31/2024	9,489	9,489	9,489
						30,319	30,319	2.25%
NHME Holdings Corp. (28)
National HME, Inc.
Healthcare Services	Second lien (3)(15)	12.00% PIK/Q(42)*	11/27/2018	5/27/2024	17,102	16,672	7,021
	Second lien (3)(15)	12.00% PIK/Q(42)*	11/27/2018	5/27/2024	21,647	19,840	—
						36,512	7,021	0.52%
Total Funded Debt Investments - United States						$205,419	$186,584	13.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	5/4/2018	—	—	$140,000	$140,000	10.41%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	5/5/2021	—	—	112,400	112,400	8.36%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	6/20/2018	—	—	76,371	95,356	7.09%
New Benevis Topco, LLC (32)
Healthcare Services	Ordinary shares (2)(15)	—	10/6/2020	—	269,027	27,154	34,454
	Ordinary shares (8)(15)	—	10/6/2020	—	66,007	6,662	8,453
	Ordinary shares (3)(15)	—	10/6/2020	—	60,068	6,106	7,693
						39,922	50,600	3.76%
QID TRH Holdings LLC (21)
Haven Midstream Holdings LLC
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—	10/1/2021	—	80	—	27,125
	Profit Interest (6)(15)	—	10/1/2021	—	5	—	83
						—	27,208	2.02%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)(27)	—	8/17/2018	—	14,699,155	14,699	12,350
	Preferred shares (3)(15)(27)	—	8/29/2019	—	8,736,397	8,736	7,830
	Preferred shares (3)(15)(26)(42)	—	6/30/2017	—	19,795,435	19,795	2,194
	Preferred shares (2)(15)(25)(42)	—	1/13/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)(25)(42)	—	1/13/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	1/13/2015	—	2,096,477	1,926	—
	Ordinary shares (3)(15)	—	1/13/2015	—	1,993,749	533	—
						80,082	22,374	1.66%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	10/6/2017	—	—	12,538	17,522	1.30%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	10/30/2020	—	100	11,155	16,000	1.19%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	9/30/2019	—	—	6,272	9,375	0.70%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	6/20/2018	—	—	861	1,038	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

NHME Holdings Corp. (28)
Healthcare Services	Ordinary shares (3)(15)	—	11/27/2018	—	640,000	$4,000	$—	—%
NM GLCR LP
Net Lease	Membership interest (7)(15)	—	2/1/2018	—	—	—	—	—%
NM APP US LLC
Net Lease	Membership interest (7)(15)	—	9/13/2016	—	—	—	—	—%
NM DRVT LLC
Net Lease	Membership interest (7)(15)	—	11/18/2016	—	—	—	—	—%
NM JRA LLC
Net Lease	Membership interest (7)(15)	—	8/12/2016	—	—	—	—	—%
NM KRLN LLC
Net Lease	Membership interest (7)(15)	—	11/15/2016	—	—	—	—	—%
Total Shares - United States						$483,601	$491,873	36.57%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	9/13/2016	—	—	$7,345	$11,620	0.86%
Total Shares - Canada						$7,345	$11,620	0.86%
Total Shares						$490,946	$503,493	37.43%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	12/16/2020	2/20/2025	13,305	$—	$29,595	2.20%
NHME Holdings Corp. (28)
Healthcare Services	Warrants (3)(15)	—	11/27/2018	—	160,000	1,000	—	—%
Total Warrants - United States						$1,000	$29,595	2.20%
Total Funded Investments						$697,365	$719,672	53.49%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	10/30/2020	12/31/2024	$1,577	$—	$—	—%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	12/17/2021	10/30/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States						—	—	—%
Total Controlled Investments						$697,365	$719,672	53.49%
Total Investments						$3,258,903	$3,234,433	240.46%

(1)New Mountain Finance Corporation (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Company, as the Collateral Manager, New Mountain Finance Holdings, L.L.C. ("NMF Holdings") as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian. See Note 7. Borrowings, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

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
(4)Investment is held in New Mountain Finance SBIC, L.P.
(5)Investment is held in New Mountain Finance SBIC II, L.P.
(6)Investment is held in NMF QID NGL Holdings, Inc.
(7)Investment is held in New Mountain Net Lease Corporation.
(8)Investment is pledged as collateral for the DB Credit Facility, a revolving credit facility among New Mountain Finance DB, L.L.C. as the Borrower and Deutsche Bank AG, New York Branch as the Facility Agent. See Note 7. Borrowings, for details.
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
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of September 30, 2022, the par value U.S. dollar equivalent of the first lien term loan, and drawn first lien term loan is $14,386, and $12,465, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(17)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
(18)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(19)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2022.
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
(21)The Company holds investments in multiple entities of Haven Midstream Holdings LLC. The Company holds 4.6% of the Class B profits interest in QID NGL, LLC (which at closing represented 97.0% of the ownership in the class B units in QID TRH Holdings, LLC), class A common units of Haven Midstream Holdings LLC, and holds a tranche A first lien term loan, a tranche B first lien term loan and a first lien revolver in Haven Midstream LLC.
(22)The Company holds preferred equity in OEC Holdco, LLC, and two second lien term loans in OEConnection LLC, a wholly-owned subsidiary of OEC Holdco, LLC. The preferred equity is entitled to receive prefenential dividends of 11.0% per annum.
(23)The Company holds investments in two wholly-owned subsidiaries of Appriss Health Holdings, Inc. The company holds a first lien term loan and a first lien revolver in Appriss Health, LLC, and preferred equity in Appriss Health Intermediate Holdings, Inc. The preferred equity is entitled to receive preferential dividends at a rate of 11.0% per annum.
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
(28)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as a Tranche A Term Loan and Tranche B Term Loan in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.
(29)The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

(30)The Company holds preferred equity in Dealer Tire Holdings, LLC that is entitled to receive cumulative preferential dividends at a rate of 7.0% per annum.
(31)The Company holds preferred equity in Symplr Software Intermediate Holdings, Inc. that is entitled to receive cumulative preferential dividends at a rate of L + 10.5% per annum.
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
(34)The Company holds preferred equity in Project Essential Super Parent, Inc. that is entitled to receive cumulative preferential dividends at a rate of L + 9.5% per annum.
(35)The Company holds investments in two wholly-owned subsidiary of Diamond Parent Holdings Corp. The Company holds three first lien term loans and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The preferred equity in Diligent Preferred Issuer Inc. is entitled to receive cumulative preferential dividends at a rate 10.5% per annum.

(36)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The preferred equity in ACI Parent Inc. is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
(37)The Company holds preferred equity in HB Wealth Management, LLC that is entitled to receive cumulative preferential dividends at a rate of 4.0% per annum.
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
(41)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc. The preferred equity is entitled to received cumulative preferential dividends at a rate of 11.75% per annum.
(42)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(43)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $19,401 as of September 30, 2022. See Note 2. Summary of Significant Accounting Policies, for details.
(44)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2022 and December 31, 2021 along with transactions during the nine months ended September 30, 2022 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Permian Holdco 3, Inc. / Permian Trust	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sierra Hamilton Holdings Corporation	4,000	—	—	—	4,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	130,775	3,823	—	377	134,975	—	1,561	3,036	187
Total Non-Controlled/Affiliated Investments	$134,775	$3,823	$—	$377	$138,975	$—	$1,561	$3,036	$187

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

(45)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of September 30, 2022 and December 31, 2021, along with transactions during the nine months ended September 30, 2022 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2021	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$27,347	$3,075	$—	$(23,401)	$7,021	$—	$1,575	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	109,595	4,377	—	(1,173)	112,799	—	5,753	—	1,125
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	34,759	6,560	—	5,000	46,319	—	3,215	—	389
NM APP CANADA CORP	9,422	—	—	2,198	11,620	—	—	635	500
NM APP US LLC	14,891	—	(5,080)	(9,811)	—	4,488	—	255	483
NM CLFX LP	24,676	—	—	(7,154)	17,522	—	—	1,169	—
NM DRVT LLC	7,984	—	(5,152)	(2,832)	—	3,439	—	173	475
NM JRA LLC	3,996	—	(2,043)	(1,953)	—	2,049	—	72	188
NM GLCR LP	50,687	—	(14,750)	(35,937)	—	35,713	—	400	2,150
NM KRLN LLC	244	97	(9,318)	8,977	—	(9,318)	—	—	—
NM NL Holdings, L.P.	107,870	52	(10,886)	(1,680)	95,356	—	—	6,330	—
NM GP Holdco, LLC	1,197	—	(137)	(22)	1,038	—	—	73	—
NM YI LLC	8,286	—	—	1,089	9,375	—	—	621	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	140,000	—	—	12,935	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	9,520	—
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	34,821	3,866	(5,628)	40,010	73,069	—	4,717	—	1,381
UniTek Global Services, Inc.	67,635	11,378	(1,513)	15,653	93,153	—	3,321	3,191	544
Total Controlled Investments	$755,810	$29,405	$(54,507)	$(11,036)	$719,672	$36,371	$18,581	$35,374	$7,235

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2022, 16.2% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
September 30, 2022
(unaudited)

September 30, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	54.73%
Second lien	17.73%
Subordinated	2.28%
Equity and other	25.26%
Total investments	100.00%

September 30, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	27.38%
Business Services	15.30%
Healthcare Services	14.90%
Investment Funds (includes investments in joint ventures)	7.80%
Education	7.66%
Consumer Services	5.51%
Net Lease	4.17%
Specialty Chemicals & Materials	3.03%
Distribution & Logistics	2.99%
Financial Services	2.38%
Healthcare Information Technology	2.13%
Information Technology	1.81%
Energy	1.56%
Packaging	1.26%
Consumer Products	0.64%
Federal Services	0.38%
Insurance Services	0.37%
Business Products	0.27%
Industrial Services	0.24%
Information Services	0.22%
Total investments	100.00%

September 30, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	87.64%
Fixed rates	12.36%
Total investments	100.00%

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
 December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Cardinal Parent, Inc.
Software	First lien (4)	5.25% (L + 4.50%/Q)	10/30/2020	11/12/2027	$12,096	$12,017	$12,083
	Second lien (4)(15)	8.50% (L + 7.75%/Q)	11/12/2020	11/13/2028	9,767	9,679	9,864
						21,696	21,947	1.63%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	19,878	19,746	19,803
	First lien (3)(18) - Drawn	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	1,919	1,905	1,912
						21,651	21,715	1.62%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)	8.47% (L + 8.25%/Q)	7/26/2018	7/30/2026	21,959	21,921	21,282	1.59%
MED Parentco, LP
Healthcare Services	Second lien (8)	8.35% (L + 8.25%/M)	8/2/2019	8/30/2027	20,857	20,735	20,883	1.56%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	20,313	20,265	20,465	1.52%
YLG Holdings, Inc.
Business Services	First lien (5)(15)	6.25% (L + 5.25%/S)	11/1/2019	10/31/2025	18,045	17,983	18,045
	First lien (5)(15)	6.25% (L + 5.25%/S)	11/1/2019	10/31/2025	2,350	2,341	2,350
						20,324	20,395	1.52%
Fortis Solutions Group, LLC
Packaging	First lien (8)(15)	6.25% (L + 5.50%/Q)	10/15/2021	10/13/2028	10,298	10,198	10,195
	First lien (2)(15)	6.25% (L + 5.50%/Q)	10/15/2021	10/13/2028	10,298	10,198	10,195
						20,396	20,390	1.52%
Bluefin Holding, LLC
Software	Second lien (8)(15)	7.93% (L + 7.75%/Q)	9/6/2019	9/3/2027	18,000	18,000	18,000
	First lien (3)(15)(18) - Drawn	4.41% (L + 4.25%/Q)	9/6/2019	9/6/2024	1,485	1,463	1,485
						19,463	19,485	1.45%
Bullhorn, Inc.
Software	First lien (2)(15)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	16,830	16,741	16,830
	First lien (2)(15)	6.75% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,075	1,072	1,075
	First lien (3)(15)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	779	773	779
	First lien (3)(15)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	349	347	349
	First lien (3)(15)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	278	277	278
						19,210	19,311	1.44%
Convey Health Solutions, Inc.**
Healthcare Services	First lien (4)(15)	5.50% (L + 4.75%/M)	9/9/2019	9/4/2026	19,263	19,108	19,263	1.43%
Xactly Corporation
Software	First lien (4)(15)	8.25% L + 7.25%/S)	7/31/2017	7/31/2023	19,047	19,005	19,047	1.42%
Infogain Corporation
Software	First lien (2)(15)	6.75% (L + 5.75%/S)	7/30/2021	7/28/2028	19,090	18,953	18,946	1.41%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

September 30, 2022
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through September 30, 2022, NMFC raised approximately $945,617 in net proceeds from additional offerings of its common stock.
New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator”), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations.
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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID"), NMF YP Holdings Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC") which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates its tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to "triple net" leases and has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. In some cases, the Company’s investments may also include equity interests. The Company's primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA-eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of September 30, 2022, the Company’s top five industry concentrations were software, business services, healthcare services, investment funds (which includes the Company's investments in its joint ventures) and education.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2022.

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

Below is certain summarized property information for NMNLC as of September 30, 2022:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2022
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$96,394
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	17,522
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	11,620
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,375
					$134,911
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2022 and December 31, 2021, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $19,401 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2022, the Company recognized PIK and non-cash interest from investments of $6,193 and $21,993, respectively, and PIK and non-cash dividends from investments of $5,995 and $16,338, respectively. For the three and nine months ended September 30, 2021, the Company recognized PIK and non-cash interest from investments of $5,699 and $17,067, respectively, and PIK and non-cash dividends from investments of $3,705 and $14,738, respectively.
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
For the three and nine months ended September 30, 2022, the Company recognized a total income tax benefit (provision) of approximately $43 and $(122), respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded a current income tax benefit of approximately $13 and $5, respectively, and deferred income tax benefit (provision) of approximately $30 and $(127), respectively. For the three and nine months ended September 30, 2021, the Company recognized a total income tax benefit (provision) of approximately $9 and $(129), respectively, for the Company’s consolidated subsidiaries. For the three and nine months ended September 30, 2021, the Company recorded current income tax (benefit) expense of approximately $(8) and $15, respectively, and deferred income tax benefit (provision) of approximately $1 and $(114), respectively.
As of September 30, 2022 and December 31, 2021, the Company had $140 and $13, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Share repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2021, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2022 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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
Note 3. Investments
At September 30, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,811,879	$1,770,125
Second lien	642,943	573,535
Subordinated	80,484	73,763
Equity and other	723,597	817,010
Total investments	$3,258,903	$3,234,433

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$898,673	$885,447
Business Services	566,853	494,874
Healthcare Services	520,449	482,067
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	198,050	247,882
Consumer Services	178,805	178,097
Net Lease	103,387	134,911
Specialty Chemicals & Materials	58,430	97,959
Distribution & Logistics	106,081	96,759
Financial Services	76,961	76,911
Healthcare Information Technology	69,009	68,858
Information Technology	58,621	58,553
Energy	54,262	50,319
Packaging	42,121	40,689
Consumer Products	20,750	20,737
Federal Services	12,700	12,372
Insurance Services	15,634	11,990
Business Products	10,767	8,787
Industrial Services	7,863	7,823
Information Services	7,087	6,998
Total investments	$3,258,903	$3,234,433

At December 31, 2021, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,682,541	$1,657,815
Second lien	645,370	627,356
Subordinated	54,996	50,742
Equity and other	743,585	838,451
Total investments	$3,126,492	$3,174,364

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$782,714	$781,304
Business Services	578,635	514,013
Healthcare Services	510,832	509,941
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,895	250,351
Net Lease	150,603	229,253
Consumer Services	111,464	111,140
Distribution & Logistics	106,211	104,112
Insurance Services	76,307	75,094
Specialty Chemicals & Materials	60,295	60,367
Information Technology	58,570	58,553
Financial Services	55,424	55,745
Healthcare Information Technology	52,804	52,946
Energy	47,702	38,759
Packaging	34,763	33,723
Federal Services	12,797	12,790
Business Products	10,764	10,586
Consumer Products	10,218	10,206
Industrial Services	7,368	7,362
Information Services	5,726	5,719
Total investments	$3,126,492	$3,174,364

During the third quarter of 2022, the Company placed its first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of September 30, 2022, the Company's positions in Ansira had an aggregate cost basis of $41,313, an aggregate fair value of $19,708, and total unearned interest income of $979 and $979, respectively, for the three and nine months then ended.
As of September 30, 2022, the Company's aggregate principal amount of its second lien term loan in Integro Parent Inc. ("Integro") was $11,068. During the second quarter of 2022, the Company placed an aggregate principal amount of $3,874 of its second lien position on non-accrual status. As of September 30, 2022, the Company's position in Integro on non-accrual status had an aggregate cost basis of $3,787, an aggregate fair value of $2,509, total unearned interest income of $117 and $218, respectively, for the three and nine months then ended and total unearned other income of $0 and $36, respectively, for the three and nine months then ended.
During the second quarter of 2022, the Company placed its second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of September 30, 2022, the Company's second lien positions in National HME had an aggregate cost basis of $36,512, an aggregate fair value of $7,021, and total unearned interest income of $1,488 and $2,651, respectively, for the three and nine months then ended.

As of September 30, 2022, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $29,986, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an aggregate principal amount of $12,911 of its first lien term loans on non-accrual status. As of September 30, 2022, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $12,893, an aggregate fair value of $8,134 and total unearned interest income of $382 and $988, respectively, for the three and nine months then ended.
During the third quarter of 2021, the Company placed its second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of September 30, 2022, the Company's second lien position in Sierra had an aggregate cost basis of $5, an aggregate fair value of $0, and total unearned interest income of $1 and $1, respectively, for the three and nine months then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of September 30, 2022, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $1,703 and $4,944, respectively, for the three and nine months then ended. During the third quarter of 2021, the Company placed an aggregate principal amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of September 30, 2022, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $2,194 and total unearned dividend income of approximately $1,190 and $3,410, respectively, for the three and nine months then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of September 30, 2022, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $956, an aggregate fair value of $0 and total unearned interest income of $8 and $17, respectively, for the three and nine months then ended.
    As of September 30, 2022, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $97,859 and $0, respectively. As of September 30, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $156,538. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2022.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of September 30, 2022 and December 31, 2021, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively, and a fair value of $9,377 and $10,354, respectively, which is reflective of the higher inherent risk in this transaction.

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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2022, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2022 and December 31, 2021.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of September 30, 2022 and December 31, 2021, SLP III had total investments with an aggregate fair value of approximately $635,750 and $702,148, respectively, and debt outstanding under its credit facility of $501,500 and $510,900, respectively. As of September 30, 2022 and December 31, 2021, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2022 and December 31, 2021, SLP III had unfunded commitments in the form of delayed draws of $4,171 and $4,569, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
First lien investments (1)	$681,054	$709,517
Weighted average interest rate on first lien investments (2)	7.30%	4.50%
Number of portfolio companies in SLP III	81	80
Largest portfolio company investment (1)	$18,355	$23,489
Total of five largest portfolio company investments (1)	$88,767	$95,504

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of September 30, 2022:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare Services	6.87% (L + 3.75%)	12/23/2027	$2,406	$2,396	$2,134
Advisor Group Holdings, Inc.	Financial Services	7.62% (L + 4.50%)	7/31/2026	9,725	9,696	9,258
AG Parent Holdings, LLC	Healthcare Services	8.12% (L + 5.00%)	7/31/2026	12,157	12,120	11,789
Artera Services, LLC	Distribution & Logistics	7.17% (L + 3.50%)	3/6/2025	6,855	6,820	5,633
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	7.37% (L + 4.25%)	10/9/2026	5,850	5,814	5,484
athenahealth Group Inc.	Healthcare I.T.	6.58% (SOFR + 3.50%)	2/15/2029	3,227	3,212	2,900
BCPE Empire Holdings, Inc.	Distribution & Logistics	7.12% (L + 4.00%)	6/11/2026	4,269	4,245	4,109
BCPE Empire Holdings, Inc.	Distribution & Logistics	7.76% (SOFR + 4.63%)	6/11/2026	3,265	3,158	3,175
Bella Holding Company, LLC	Healthcare Services	6.87% (L + 3.75%)	5/10/2028	2,243	2,225	2,098
Bluefin Holding, LLC	Software	6.33% (L + 4.25%)	9/4/2026	9,725	9,637	9,442
Bluefin Holding, LLC	Software	7.08% (L + 5.00%)	9/4/2026	2,569	2,535	2,494
Bracket Intermediate Holding Corp.	Healthcare Services	6.54% (L + 4.25%)	9/5/2025	14,400	14,367	13,662
Brave Parent Holdings, Inc.	Software	7.12% (L + 4.00%)	4/18/2025	4,277	4,271	4,095
Brown Group Holding, LLC	Distribution & Logistics	6.78% (SOFR + 3.75%)	7/2/2029	7,063	6,888	6,857
Cano Health, LLC	Healthcare Services	7.13% (SOFR + 4.00%)	11/23/2027	10,260	10,226	9,926
Cardinal Parent, Inc.	Software	8.17% (L + 4.50%)	11/12/2027	6,932	6,851	6,603
CE Intermediate I, LLC	Software	6.91% (L + 4.00%)	11/10/2028	10,948	10,879	10,236
CentralSquare Technologies, LLC	Software	7.42% (L + 3.75%)	8/29/2025	14,438	14,421	12,683
CHA Holdings, Inc.	Business Services	8.17% (L + 4.50%)	4/10/2025	959	959	943
CommerceHub, Inc.	Software	7.67% (L + 4.00%)	12/29/2027	5,731	5,709	5,177
Confluent Health, LLC	Healthcare Services	7.12% (L + 4.00%)	11/30/2028	11,993	11,938	10,614
Confluent Health, LLC	Healthcare Services	7.12% (L + 4.00%)	11/30/2028	712	708	630
Confluent Medical Technologies, Inc.	Healthcare Products	7.30% (SOFR + 3.75%)	2/16/2029	6,965	6,933	6,582
Cornerstone OnDemand, Inc.	Software	6.87% (L + 3.75%)	10/16/2028	4,523	4,503	3,822
Covenant Surgical Partners, Inc.	Healthcare Services	7.12% (L + 4.00%)	7/1/2026	2,000	1,983	1,860
Covenant Surgical Partners, Inc.	Healthcare Services	7.12% (L + 4.00%)	7/1/2026	9,704	9,648	9,025
CRCI Longhorn Holdings, Inc.	Business Services	6.18% (L + 3.50%)	8/8/2025	14,401	14,368	13,498
CVET Midco 2, L.P.	Software	8.14% (SOFR + 5.00%)	10/13/2029	6,965	6,547	6,539
Dealer Tire, LLC	Distribution & Logistics	7.37% (L + 4.25%)	12/12/2025	9,725	9,711	9,506
DG Investment Intermediate Holdings 2, Inc.	Business Services	6.87% (L + 3.75%)	3/31/2028	7,406	7,382	6,923
Discovery Purchaser Corporation	Specialty Chemicals & Materials	7.52% (SOFR + 4.38%)	10/4/2029	7,100	6,532	6,625
Dispatch Acquisition Holdings, LLC	Industrial Services	7.92% (L + 4.25%)	3/27/2028	14,027	13,882	11,572
Drilling Info Holdings, Inc.	Business Services	7.37% (L + 4.25%)	7/30/2025	18,245	18,202	17,606
EAB Global, Inc.	Education	6.31% (L + 3.50%)	8/16/2028	3,220	3,206	3,033
Energize Holdco LLC	Business Services	6.87% (L + 3.75%)	12/8/2028	12,519	12,462	11,893
eResearchTechnology, Inc.	Healthcare Services	7.62% (L + 4.50%)	2/4/2027	7,289	7,264	6,817
EyeCare Partners, LLC	Healthcare Services	7.42% (L + 3.75%)	2/18/2027	14,648	14,636	13,317
Foundational Education Group, Inc.	Education	7.56% (SOFR + 3.75%)	8/31/2028	9,429	9,346	9,161
Frontline Technologies Intermediate Holdings, LLC	Software	11.00% (P + 4.75%)	9/18/2023	10,000	10,000	10,000
Frontline Technologies Intermediate Holdings, LLC	Software	11.00% (P + 4.75%)	9/18/2023	6,368	6,368	6,368
Frontline Technologies Intermediate Holdings, LLC	Software	11.00% (P + 4.75%)	9/18/2023	1,987	1,987	1,987
Greenway Health, LLC	Healthcare I.T.	6.87% (L + 3.75%)	2/16/2024	14,257	14,260	12,840
Heartland Dental, LLC	Healthcare Services	6.62% (L + 3.50%)	4/30/2025	18,208	18,170	16,831
Help/Systems Holdings, Inc.	Software	7.13% (SOFR + 4.00%)	11/19/2026	18,116	17,993	16,702
Higginbotham Insurance Agency, Inc.	Insurance Services	8.37% (L + 5.25%)	11/25/2026	9,102	9,038	8,994
HighTower Holding, LLC	Financial Services	6.73% (L + 4.00%)	4/21/2028	4,790	4,750	4,461
Houghton Mifflin Harcourt Company	Education	8.38% (SOFR + 5.25%)	4/9/2029	5,667	5,502	5,185
Idera, Inc.	Software	6.32% (L + 3.75%)	3/2/2028	15,843	15,832	14,703
Kestra Advisor Services Holdings A, Inc.	Financial Services	7.93% (L + 4.25%)	6/3/2026	11,965	11,917	11,532
LI Group Holdings, Inc.	Software	6.87% (L + 3.75%)	3/11/2028	4,585	4,576	4,402
LSCS Holdings, Inc.	Healthcare Services	8.17% (L + 4.50%)	12/16/2028	7,586	7,552	7,283
Mamba Purchaser, Inc.	Healthcare Services	6.55% (L + 3.50%)	10/16/2028	5,744	5,719	5,464

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Maverick Bidco Inc.	Software	6.56% (L + 3.75%)	5/18/2028	$3,970	$3,954	$3,816
Maverick Bidco Inc.	Software	7.59% (SOFR + 5.00%)	5/18/2028	2,000	1,901	1,923
Mavis Tire Express Services Topco Corp.	Retail	7.25% (SOFR + 4.00%)	5/4/2028	4,184	4,167	3,937
MED ParentCo, LP	Healthcare Services	7.37% (L + 4.25%)	8/31/2026	12,621	12,548	10,702
Mercury Borrower, Inc.	Business Services	7.19% (L + 3.50%)	8/2/2028	4,189	4,170	3,823
MH Sub I, LLC (Micro Holding Corp.)	Software	6.87% (L + 3.75%)	9/13/2024	10,722	10,702	10,240
Mitnick Corporate Purchaser, Inc.	Software	7.39% (SOFR + 4.75%)	5/2/2029	4,667	4,644	4,449
National Intergovernmental Purchasing Alliance Company	Business Services	5.75% (L + 3.50%)	5/23/2025	8,500	8,498	8,266
Navex Topco, Inc.	Software	6.37% (L + 3.25%)	9/5/2025	10,916	10,866	10,597
Netsmart, Inc.	Healthcare I.T.	7.12% (L + 4.00%)	10/1/2027	3,950	3,950	3,777
Outcomes Group Holdings, Inc.	Healthcare Services	7.17% (L + 3.50%)	10/24/2025	3,340	3,336	3,198
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	6.78% (SOFR + 3.75%)	2/26/2029	1,732	1,728	1,587
Peraton Corp.	Federal Services	6.87% (L + 3.75%)	2/1/2028	7,253	7,224	6,893
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	6.62% (L + 3.50%)	2/14/2025	4,584	4,582	4,275
Physician Partners, LLC	Healthcare Services	7.13% (SOFR + 4.00%)	12/26/2028	8,076	8,000	7,632
Planview Parent, Inc.	Software	7.67% (L + 4.00%)	12/17/2027	7,859	7,798	7,499
Premise Health Holding Corp.	Healthcare Services	7.92% (SOFR + 3.75%)	7/10/2025	7,425	7,408	7,202
Project Ruby Ultimate Parent Corp.	Healthcare I.T.	6.37% (L + 3.25%)	3/10/2028	4,363	4,345	4,087
Project Ruby Ultimate Parent Corp.	Healthcare I.T.	8.89% (SOFR + 5.75%)	3/10/2028	5,000	4,851	4,850
RealPage, Inc.	Business Services	6.12% (L + 3.00%)	4/24/2028	10,185	10,164	9,558
RLG Holdings, LLC	Packaging	7.12% (L + 4.00%)	7/7/2028	5,800	5,775	5,471
Sierra Enterprises, LLC	Food & Beverage	7.12% (L + 4.00%)	11/11/2024	2,387	2,386	2,173
Snap One Holdings Corp.	Distribution & Logistics	7.38% (L + 4.50%)	12/8/2028	6,639	6,579	6,058
Sovos Brands Intermediate, Inc.	Food & Beverage	6.62% (L + 3.50%)	6/8/2028	9,429	9,410	9,013
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	7.92% (L + 4.25%)	7/30/2025	11,965	11,951	11,406
Storable, Inc.	Software	6.38% (SOFR + 3.50%)	4/17/2028	3,833	3,825	3,603
Symplr Software, Inc.	Healthcare I.T.	7.63% (SOFR + 4.50%)	12/22/2027	15,760	15,645	14,880
Syndigo LLC	Software	7.32% (L + 4.50%)	12/15/2027	14,775	14,689	14,338
Therapy Brands Holdings LLC	Healthcare I.T.	6.99% (L + 4.00%)	5/18/2028	3,374	3,360	3,223
Thermostat Purchaser III, Inc.	Business Services	7.57% (L + 4.50%)	8/31/2028	6,018	5,992	5,814
Valcour Packaging, LLC	Packaging	5.22% (L + 3.75%)	10/4/2028	4,516	4,503	4,143
VT Topco, Inc.	Business Services	6.87% (L + 3.75%)	8/1/2025	31	31	30
VT Topco, Inc.	Business Services	6.62% (L + 3.50%)	8/1/2025	2,736	2,736	2,637
VT Topco, Inc.	Business Services	6.87% (L + 3.75%)	8/1/2025	840	837	808
WatchGuard Technologies, Inc.	Software	8.28% (SOFR + 5.25%)	7/2/2029	5,303	4,960	4,949
Waystar Technologies, Inc.	Healthcare Services	7.12% (L + 4.00%)	10/22/2026	4,035	4,028	3,879
WP CityMD Bidco LLC	Healthcare Services	6.92% (L + 3.25%)	12/22/2028	4,159	4,132	3,986
Wrench Group LLC	Consumer Services	7.67% (L + 4.00%)	4/30/2026	7,844	7,828	7,589
YI, LLC	Healthcare Services	7.12% (L + 4.00%)	11/7/2024	9,515	9,512	9,309

Total Funded Investments				$676,883	$672,359	$636,093
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare I.T.	—	1/26/2024	$548	$—	$(56)
Confluent Health, LLC	Healthcare Services	—	11/30/2023	1,926	(9)	(221)
Therapy Brands Holdings LLC	Healthcare I.T.	—	5/18/2023	735	—	(33)
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	937	—	(32)
VT Topco, Inc.	Business Services	—	8/1/2023	25	—	(1)
Total Unfunded Investments				$4,171	$(9)	$(343)
Total Investments				$681,054	$672,350	$635,750

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2022.
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

Below is certain summarized financial information for SLP III as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and September 30, 2021:

Selected Balance Sheet Information:	September 30, 2022	December 31, 2021
Investments at fair value (cost of $672,350 and $701,743)	$635,750	$702,148
Cash and other assets	25,474	16,505
Receivable from unsettled securities sold	—	7,351
Total assets	$661,224	$726,004

Credit facility	$501,500	$510,900
Deferred financing costs (net of accumulated amortization of $3,708 and $3,338, respectively)	(2,074)	(3,198)
Payable for unsettled securities purchased	13,079	34,552
Distribution payable	4,922	5,031
Other liabilities	5,059	2,378
Total liabilities	522,486	549,663

Members' capital	$138,738	$176,341
Total liabilities and members' capital	$661,224	$726,004

Selected Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income	$11,113	$8,080	$27,767	$23,278
Other income	110	172	463	487
Total investment income	11,223	8,252	28,230	23,765

Interest and other financing expenses	5,468	2,679	11,875	7,954
Other expenses	205	207	641	585
Total expenses	5,673	2,886	12,516	8,539
Net investment income	5,550	5,366	15,714	15,226

Net realized (losses) gains on investments	(128)	(83)	(145)	488
Net change in unrealized (depreciation) appreciation of investments	(1,566)	887	(37,004)	6,439
Net increase (decrease) in members' capital	$3,856	$6,170	$(21,435)	$22,153
For the three and nine months ended September 30, 2022, the Company earned approximately $3,938 and $12,935, respectively, of dividend income related to SLP III, which is included in dividend income. For the three and nine months ended September 30, 2021, the Company earned approximately $3,675 and $12,687, respectively, of dividend income related to SLP III, which is included in dividend income. As of September 30, 2022 and December 31, 2021, approximately $3,938 and $4,025, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2022, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2022 and December 31, 2021.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2022 and December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $475,893 and $504,948, respectively, and debt outstanding under its credit facility of $359,537 and $360,137, respectively. As of September 30, 2022 and December 31, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of September 30, 2022 and December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $4,066 and $6,103, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
First lien investments (1)	$508,640	513,298
Weighted average interest rate on first lien investments (2)	7.19%	4.64%
Number of portfolio companies in SLP IV	73	68
Largest portfolio company investment (1)	$22,041	22,215
Total of five largest portfolio company investments (1)	$94,230	99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2022:

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADG, LLC	Healthcare Services	8.38% (L + 4.75% + 0.50%% PIK)	9/28/2023	$16,627	$16,601	$16,627
ADMI Corp. (aka Aspen Dental)	Healthcare Services	6.87% (L + 3.75%)	12/23/2027	1,856	1,849	1,646
Advisor Group Holdings, Inc.	Financial Services	7.62% (L + 4.50%)	7/31/2026	11,607	11,538	11,050
Artera Services, LLC	Distribution & Logistics	7.17% (L + 3.50%)	3/6/2025	5,288	5,261	4,345
athenahealth Group Inc.	Healthcare Information Technology	6.58% (SOFR + 3.50%)	2/15/2029	2,305	2,295	2,071
Barracuda Networks, Inc.	Software	7.53% (SOFR + 4.50%)	8/15/2029	5,000	4,852	4,715
Bayou Intermediate II, LLC	Healthcare Services	7.30% (L + 4.50%)	8/2/2028	8,628	8,591	8,218
Bella Holding Company, LLC	Healthcare Services	6.87% (L + 3.75%)	5/10/2028	1,755	1,750	1,641
Bleriot US Bidco Inc.	Federal Services	7.67% (L + 4.00%)	10/30/2026	3,950	3,950	3,831
Bracket Intermediate Holding Corp.	Healthcare Services	6.54% (L + 4.25%)	9/5/2025	4,439	4,428	4,211
Brave Parent Holdings, Inc.	Software	7.12% (L + 4.00%)	4/18/2025	2,351	2,348	2,251
Brown Group Holding, LLC	Distribution & Logistics	6.78% (SOFR + 3.75%)	7/2/2029	5,438	5,302	5,279
Cano Health, LLC	Healthcare Services	7.13% (SOFR + 4.00%)	11/23/2027	8,069	8,063	7,807
CE Intermediate I, LLC	Software	6.91% (L + 4.00%)	11/10/2028	8,198	8,145	7,665
CentralSquare Technologies, LLC	Software	7.42% (L + 3.75%)	8/29/2025	14,437	14,420	12,683
Certara Holdco, Inc.	Healthcare Information Technology	6.62% (L + 3.50%)	8/15/2026	3,910	3,902	3,788
CHA Holdings, Inc.	Business Services	8.17% (L + 4.50%)	4/10/2025	10,834	10,814	10,649
CHA Holdings, Inc.	Business Services	8.17% (L + 4.50%)	4/10/2025	1,989	1,984	1,955
Confluent Health, LLC	Healthcare Services	7.12% (L + 4.00%)	11/30/2028	8,035	7,998	7,111
Confluent Health, LLC	Healthcare Services	7.12% (L + 4.00%)	11/30/2028	475	473	420
Confluent Medical Technologies, Inc.	Healthcare Products	7.30% (SOFR + 3.75%)	2/16/2029	6,965	6,933	6,582
Corgi Bidco, Inc.	Software	8.14% (SOFR + 5.00%)	9/20/2029	2,687	2,525	2,522
Cornerstone OnDemand, Inc.	Software	6.87% (L + 3.75%)	10/16/2028	3,231	3,216	2,730
Dealer Tire, LLC	Distribution & Logistics	7.37% (L + 4.25%)	12/12/2025	10,666	10,651	10,426
Discovery Purchaser Corporation	Specialty Chemicals & Materials	7.52% (SOFR + 4.38%)	10/4/2029	5,400	4,968	5,039
Dispatch Acquisition Holdings, LLC	Industrial Services	7.92% (L + 4.25%)	3/27/2028	9,900	9,789	8,167
Drilling Info Holdings, Inc.	Business Services	7.37% (L + 4.25%)	7/30/2025	20,341	20,301	19,629
EAB Global, Inc.	Education	6.31% (L + 3.50%)	8/16/2028	6,438	6,410	6,064
Emerald 2 Limited	Business Services	6.92% (L + 3.25%)	7/12/2028	442	441	426
Energize Holdco LLC	Business Services	6.87% (L + 3.75%)	12/8/2028	9,023	8,982	8,572
eResearchTechnology, Inc.	Healthcare Services	7.62% (L + 4.50%)	2/4/2027	4,396	4,366	4,111
EyeCare Partners, LLC	Healthcare Services	7.42% (L + 3.75%)	11/15/2028	9,950	9,928	9,030
Foundational Education Group, Inc.	Education	7.56% (SOFR + 3.75%)	8/31/2028	6,451	6,395	6,268
Geo Parent Corporation	Business Services	8.37% (L + 5.25%)	12/19/2025	9,735	9,508	9,566
Greenway Health, LLC	Healthcare Information Technology	6.87% (L + 3.75%)	2/16/2024	20,784	20,760	18,718
Heartland Dental, LLC	Healthcare Services	6.62% (L + 3.50%)	4/30/2025	3,545	3,537	3,277
Heartland Dental, LLC	Healthcare Services	7.08% (L + 4.00%)	4/30/2025	6,221	6,200	5,792
Help/Systems Holdings, Inc.	Software	7.13% (SOFR + 4.00%)	11/19/2026	9,833	9,806	9,066
Houghton Mifflin Harcourt Company	Education	8.38% (SOFR + 5.25%)	4/9/2029	4,048	3,932	3,704
Hunter Holdco 3 Limited	Healthcare Services	7.92% (L + 4.25%)	8/19/2028	3,949	3,915	3,742
Idera, Inc.	Software	6.32% (L + 3.75%)	3/2/2028	9,248	9,183	8,582
Kestra Advisor Services Holdings A, Inc.	Financial Services	7.93% (L + 4.25%)	6/3/2026	5,444	5,400	5,247
LSCS Holdings, Inc.	Healthcare Services	8.17% (L + 4.50%)	12/16/2028	8,691	8,655	8,344
Mamba Purchaser, Inc.	Healthcare Services	6.55% (L + 3.50%)	10/16/2028	4,103	4,085	3,903
Mandolin Technology Intermediate Holdings, Inc.	Software	6.56% (L + 3.75%)	7/31/2028	9,925	9,883	9,565
Maverick Bidco Inc.	Software	6.56% (L + 3.75%)	5/18/2028	7,940	7,908	7,633
Maverick Bidco Inc.	Software	7.59% (SOFR + 5.00%)	5/18/2028	2,000	1,901	1,923
Mavis Tire Express Services Topco Corp.	Retail	7.25% (SOFR + 4.00%)	5/4/2028	8,369	8,334	7,874
Mercury Borrower, Inc.	Business Services	7.19% (L + 3.50%)	8/2/2028	6,203	6,177	5,660

Portfolio Company and Type of Investment	Industry	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
MH Sub I, LLC (Micro Holding Corp.)	Software	6.87% (L + 3.75%)	9/13/2024	$7,838	$7,824	$7,485
National Intergovernmental Purchasing Alliance Company	Business Services	5.75% (L + 3.50%)	5/23/2025	1,321	1,322	1,285
Netsmart, Inc.	Healthcare Information Technology	7.12% (L + 4.00%)	10/1/2027	6,912	6,912	6,610
OEConnection LLC	Business Services	7.56% (L + 4.00%)	9/25/2026	4,091	4,065	3,917
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	6.78% (SOFR + 3.75%)	2/26/2029	1,336	1,333	1,224
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	6.62% (L + 3.50%)	2/14/2025	7,996	7,981	7,456
Physician Partners, LLC	Healthcare Services	7.13% (SOFR + 4.00%)	12/23/2028	6,103	6,047	5,767
Premise Health Holding Corp.	Healthcare Services	7.92% (L + 3.50%)	7/10/2025	1,951	1,947	1,892
Project Boost Purchaser, LLC	Business Services	6.62% (L + 3.50%)	5/30/2026	2,469	2,464	2,344
RealPage, Inc.	Business Services	6.12% (L + 3.00%)	4/24/2028	3,638	3,626	3,414
RLG Holdings, LLC	Packaging	7.12% ( L+ 4.00%)	7/7/2028	4,731	4,711	4,463
Sierra Enterprises, LLC	Food & Beverage	7.12% (L + 4.00%)	11/11/2024	4,183	4,174	3,806
Snap One Holdings Corp.	Distribution & Logistics	7.38% (L + 4.50%)	12/8/2028	8,606	8,528	7,853
Sovos Brands Intermediate, Inc.	Food & Beverage	6.62% (L + 3.50%)	6/8/2028	8,290	8,272	7,924
Storable, Inc.	Software	6.38% (SOFR + 3.50%)	4/17/2028	3,970	3,950	3,732
Symplr Software, Inc.	Healthcare Information Technology	7.63% (SOFR + 4.50%)	12/22/2027	3,774	3,766	3,563
Syndigo LLC	Software	7.32% (L + 4.50%)	12/15/2027	9,784	9,768	9,495
Therapy Brands Holdings LLC	Healthcare Information Technology	6.99% (L + 4.00%)	5/18/2028	4,575	4,556	4,369
Thermostat Purchaser III, Inc.	Business Services	7.57% (L + 4.50%)	8/31/2028	4,299	4,280	4,153
USIC Holdings, Inc.	Business Services	6.62% (L + 3.50%)	5/12/2028	3,811	3,798	3,583
Valcour Packaging, LLC	Packaging	5.22% (L + 3.75%)	10/4/2028	3,286	3,277	3,015
Virtusa Corporation	Information Technology	6.81% (SOFR + 3.75%)	2/15/2029	2,286	2,265	2,150
VT Topco, Inc.	Business Services	6.87% (L + 3.75%)	8/1/2025	8,399	8,368	8,084
VT Topco, Inc.	Business Services	6.87% (L + 3.75%)	8/1/2025	309	309	298
WatchGuard Technologies, Inc.	Software	8.28% (SOFR + 5.25%)	7/2/2029	4,091	3,826	3,818
WP CityMD Bidco LLC	Healthcare Services	6.92% (L + 3.25%)	12/22/2028	1,735	1,724	1,663
Wrench Group LLC	Consumer Services	7.67% (L + 4.00%)	4/30/2026	9,493	9,443	9,185
YI, LLC	Healthcare Services	7.12% (L + 4.00%)	11/7/2024	22,041	22,032	21,563
Zone Climate Services, Inc.	Consumer Services	7.53% (SOFR + 4.75%)	3/9/2028	9,950	9,767	9,791
Zone Climate Services, Inc.	Consumer Services	7.60% (SOFR + 4.75%)	3/9/2028	2,187	2,147	2,152
Total Funded Investments				$504,574	$501,135	$476,179
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare Information Technology	—	1/26/2024	$392	$—	$(40)
Confluent Health, LLC	Healthcare Services	—	11/30/2023	1,284	(6)	(148)
Therapy Brands Holdings LLC	Healthcare Information Technology	—	5/18/2023	1,470	—	(66)
Thermostat Purchaser III, Inc.	Business Services	—	8/31/2023	669	—	(23)
VT Topco, Inc.	Business Services	—	8/1/2023	251	—	(9)
Total Unfunded Investments				$4,066	$(6)	$(286)
Total Investments				$508,640	$501,129	$475,893

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2022.
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

Below is certain summarized consolidated financial information for SLP IV as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022:

Selected Consolidated Balance Sheet Information:	September 30, 2022	December 31, 2021
Investments at fair value (cost of $501,129 and $505,043, respectively)	$475,893	$504,948
Receivable from unsettled securities sold	—	2,595
Cash and other assets	15,697	12,912
Total assets	$491,590	$520,455

Credit facility	$359,537	$360,137
Deferred financing costs (net of accumulated amortization of $845 and $396, respectively)	(2,160)	(2,609)
Payable for unsettled securities purchased	7,493	13,893
Distribution payable	4,022	3,396
Other liabilities	4,178	1,910
Total liabilities	373,070	376,727

Members' capital	$118,520	$143,728
Total liabilities and members' capital	$491,590	$520,455

Selected Consolidated Statement of Operations Information:	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021(1)
Interest income	$8,333	$5,806	$20,749	$9,034
Other income	102	143	257	157
Total investment income	8,435	5,949	21,006	9,191

Interest and other financing expenses	3,940	1,649	8,288	2,523
Other expenses	188	206	596	475
Total expenses	4,128	1,855	8,884	2,998
Net investment income	4,307	4,094	12,122	6,193

Net realized (losses) gains on investments	(85)	(85)	(77)	139
Net change in unrealized (depreciation) appreciation of investments	(1,013)	2,214	(25,142)	4,265
Net increase (decrease) in members' capital	$3,209	$6,223	$(13,097)	$10,597

(1)Reflects the results of operations for the period from May 5, 2021 through September 30, 2021.
For the three and nine months ended September 30, 2022, the Company earned approximately $3,161 and $9,520, respectively, of dividend income related to SLP IV, which is included in dividend income. For the three months ended September 30, 2021, and the period from May 5, 2021 through September 30, 2021, the Company earned approximately $2,670 and $5,098, respectively, of dividend income related to SLP IV, which is included in dividend income. As of September 30, 2022 and December 31, 2021, approximately $3,161 and $2,670, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of September 30, 2022, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2022:

	Total	Level I	Level II	Level III
First lien	$1,770,125	$—	$11,434	$1,758,691
Second lien	573,535	—	67,839	505,696
Subordinated	73,763	—	—	73,763
Equity and other	817,010	—	—	817,010
Total investments	$3,234,433	$—	$79,273	$3,155,160
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,657,815	$—	$22,672	$1,635,143
Second lien	627,356	—	308,236	319,120
Subordinated	50,742	—	—	50,742
Equity and other	838,451	—	—	838,451
Total investments	$3,174,364	$—	$330,908	$2,843,456

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2022	$3,129,485	$1,835,954	$434,069	$55,968	$803,494
Total gains or losses included in earnings:
Net realized gains on investments	62	45	—	—	17
Net change in unrealized (depreciation) appreciation	(24,503)	(19,170)	(13,958)	(526)	9,151
Purchases, including capitalized PIK and revolver fundings	147,022	116,907	7,422	18,321	4,372
Proceeds from sales and paydowns of investments	(176,517)	(175,045)	(1,448)	—	(24)
Transfers into Level III(1)	79,611	—	79,611	—	—
Fair Value, September 30, 2022	$3,155,160	$1,758,691	$505,696	$73,763	$817,010
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(24,455)	$(19,123)	$(13,958)	$(526)	$9,152

(1)As of September 30, 2022, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2021	$2,843,456	$1,635,143	$319,120	$50,742	$838,451
Total gains or losses included in earnings:
Net realized gains (losses) on investments	35,753	(618)	—	—	36,371
Net change in unrealized depreciation	(64,552)	(13,309)	(47,712)	(2,078)	(1,453)
Purchases, including capitalized PIK and revolver fundings	587,780	515,997	19,269	25,099	27,415
Proceeds from sales and paydowns of investments	(478,245)	(378,522)	(15,949)	—	(83,774)
Transfers into Level III(1)	230,968	—	230,968	—	—
Fair Value, September 30, 2022	$3,155,160	$1,758,691	$505,696	$73,763	$817,010
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(23,102)	$(13,414)	$(47,712)	$(2,078)	$40,102

(1)As of September 30, 2022, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2022 and September 30, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2022 were as follows:

				Range
Type	Fair Value as of September 30, 2022	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,581,331	Market & income approach	EBITDA multiple	3.5x	38.0x	15.7x
			Revenue multiple	4.0x	19.5x	8.9x
			Discount rate	9.0%	27.9%	11.5%
	177,360	Other	N/A(1)	N/A	N/A	N/A
Second lien	498,527	Market & income approach	EBITDA multiple	8.0x	33.0x	15.2x
			Discount rate	11.0%	43.8%	13.3%
	7,169	Other	N/A(1)	N/A	N/A	N/A
Subordinated	73,763	Market & income approach	EBITDA multiple	6.5x	24.5x	16.7x
			Discount rate	12.7%	23.9%	17.0%
Equity and other	789,644	Market & income approach	EBITDA multiple	5.0x	26.5x	12.7x
			Revenue multiple	4.0x	19.5x	6.9x
			Discount rate	6.1%	42.4%	12.9%
	27,366	Other	N/A(1)	N/A	N/A	N/A
	$3,155,160

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

The carrying value of the collateralized agreement approximates fair value as of September 30, 2022 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The Holdings Credit Facility, NMFC Credit Facility, DB Credit Facility, SBA-guaranteed debentures, Unsecured Notes and NMNLC Credit Facility II are considered Level III. The fair value of the 2018 Convertible Notes (defined below) was based on quoted prices and is considered Level II. See Note 7. Borrowings, for details.

The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	September 30, 2022
	Principal Amount	Fair Value
Holdings Credit Facility	$630,663	$617,558
Unsecured Notes	531,500	498,018
SBA-guaranteed debentures	300,000	257,090
Convertible Notes	201,250	199,238
DB Credit Facility	186,400	184,127
NMFC Credit Facility (1)	127,210	125,434
NMNLC Credit Facility II	2,934	2,933
Total Borrowings	$1,979,957	$1,884,398

(1)     As of September 30, 2022, the principal amount of the NMFC Credit Facility was $127,210, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of September 30, 2022, the fair value of the NMFC Credit Facility was $125,434, which included £22,531 denominated in GBP and €690 denominated in EUR that has been converted to U.S. dollars.
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
Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on February 23, 2022 at a virtual meeting for a period of 12 months commencing on May 5, 2022. The Company's board of directors held such meeting by virtual means in reliance on relief provided by the U.S. Securities and Exchange Commission (the "SEC") in response to the COVID-19 pandemic (the "COVID Relief"). As a condition of the COVID Relief, the Company's board of directors will ratify the approval of the Investment Management Agreement at its next in-person meeting. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee. On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement ("Amendment No. 1"). As described below, the sole purpose of Amendment No. 1 was to reduce the base management fee from 1.75% of the Company's gross assets to 1.4% of the Company's gross assets.
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2023, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three and nine months ended September 30, 2022, management fees waived were approximately $1,115 and $3,349, respectively. For the three and nine months ended September 30, 2021, management fees waived were approximately $3,752 and $11,193, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of September 30, 2022), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management fee	$11,717	$13,740	$35,040	$40,885
Less: management fee waiver	(1,115)	(3,752)	(3,349)	(11,193)
Total management fee	10,602	9,988	31,691	29,692
Incentive fee, excluding accrued capital gains incentive fees	$8,202	$7,661	$23,605	$22,207
Accrued capital gains incentive fees(1)	$—	$—	$—	$—

(1)As of September 30, 2022 and September 30, 2021, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on February 23, 2022 for a period of 12 months commencing on May 5, 2022. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2022, approximately $496 and $1,854, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $238, respectively, were waived by the Administrator. For the three and nine months ended September 30, 2021, approximately $616 and $2,037, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $0, respectively, were waived by the Administrator. As of September 30, 2022 and December 31, 2021, approximately $496 and $545, respectively, of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2022, the reimbursement to the Administrator represented approximately 0.01% and 0.05%, respectively, of the Company's gross assets. For the three and nine months ended September 30, 2021, the reimbursement to the Administrator represented approximately 0.02% and 0.06%, respectively, of the Company's gross assets.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order (as defined below) on May 24, 2022, as amended on June 22, 2022.
On August 30, 2022, the Company received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (each defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2022, the Company’s asset coverage ratio was 179.3%.
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
As of September 30, 2022, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$6,734	$2,446	$13,937	$7,606
Non-usage fee	$154	$311	$558	$1,004
Amortization of financing costs	$807	$806	$2,395	$2,046
Weighted average interest rate	4.4%	2.0%	3.2%	2.2%
Effective interest rate	5.0%	2.9%	3.9%	3.0%
Average debt outstanding	$607,585	$483,131	$580,699	$467,570
As of September 30, 2022 and December 31, 2021, the outstanding balance on the Holdings Credit Facility was $630,663 and $545,263, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of September 30, 2022, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
As of the most recent amendment on June 4, 2021, the NMFC Credit Facility generally bears interest at a rate of LIBOR, Sterling Overnight Interbank Average Rate ("SONIA") or Euro Interbank Offered Rate ("EURIBOR") plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). Prior to June 4, 2021, the NMFC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$1,872	$655	$3,798	$2,262
Non-usage fee	$25	$69	$118	$188
Amortization of financing costs	$60	$61	$175	$137
Weighted average interest rate	4.3%	2.2%	3.2%	2.5%
Effective interest rate	4.5%	2.7%	3.5%	2.8%
Average debt outstanding	$171,850	$117,146	$156,303	$122,537
As of September 30, 2022 and December 31, 2021, the outstanding balance on the NMFC Credit Facility was $127,210 and $127,192, which included £22,850 and £16,400, respectively, denominated in British Pound Sterling ("GBP") and €700 and €0, respectively, denominated in Euro ("EUR") that has been converted to U.S. dollars. NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of September 30, 2022, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three and nine months ended September 30, 2022, amortization of financing costs were $4 and $10, respectively. For the three and nine months ended September 30, 2021, amortization of financing costs were $2 and $8, respectively.
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
As of September 30, 2022, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense(1)	$2,682	$1,384	$6,555	$4,517
Non-usage fee(1)	$103	$105	$236	$269
Amortization of financing costs	$272	$272	$809	$708
Weighted average interest rate	5.3%	2.8%	4.0%	2.9%
Effective interest rate	6.1%	3.5%	4.7%	3.5%
Average debt outstanding	$199,442	$198,938	$217,817	$209,417

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of September 30, 2022 and December 31, 2021, the outstanding balance on the DB Credit Facility was $186,400 and $226,300, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.

NMNLC Credit Facility II—The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the amendment on March 16, 2022, the NMNLC Credit Facility II matures on February 25, 2023. As of the amendment on November 1, 2022, the NMNLC Credit Facility II will mature on November 1, 2024. The NMNLC Credit Facility II is guaranteed by the Company and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of September 30, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10,000.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.75% per annum with a 0.35% floor and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20,000. As of the March 16, 2022 amendment and effective May 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10,000. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $27,500 and the facility bears interest at a rate of SOFR plus 2.25%. For the three and nine months ended September 30, 2022, interest expense, non-usage fees and amortization of financing costs were $25 and $225, $1 and $2, and $5 and $40, respectively and the weighted average interest rate and effective interest rate was 5.0% and 3.4% and 6.1% and 4.0%, respectively. For the three and nine months ended September 30, 2021, interest expense, non-usage fees and amortization of financing costs were $27 and $27, $1 and $3, and $24 and $55, respectively. As of September 30, 2022 and December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $2,934 and $15,200, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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
No sinking fund is provided for the 2018 Convertible Notes. Holders of 2018 Convertible Notes may, at their option, convert their 2018 Convertible Notes into shares of the Company’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date of the 2018 Convertible Notes. In addition, if certain corporate events occur, holders of the 2018 Convertible Notes may require the Company to repurchase for cash all or part of their 2018 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2018 Convertible Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the repurchase date.
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

The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes as of September 30, 2022:

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at September 30, 2022	10.0%
Conversion rate at September 30, 2022(1)(2)	65.8762
Conversion price at September 30, 2022(2)(3)	$15.18
Last conversion price calculation date	August 20, 2022

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at September 30, 2022 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the 2018 Convertible Notes for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$2,893	$2,893	$8,679	$8,679
Amortization of financing costs	$100	$100	$296	$296
Amortization of premium	$(26)	$(26)	$(77)	$(77)
Weighted average interest rate	5.8%	5.8%	5.8%	5.8%
Effective interest rate	5.9%	5.9%	5.9%	5.9%
Average debt outstanding	$201,250	$201,250	$201,250	$201,250
As of September 30, 2022 and December 31, 2021, the outstanding balance on the 2018 Convertible Notes was $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
Unsecured Notes—On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, the Company repaid all $90,000 in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On July 15, 2022, the Company caused notices to be issued to holders of the Company's 2017A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $55,000 in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year, which commenced on November 15, 2016. The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2018. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2018. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2019. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year, which commenced on October 15, 2019. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, which commenced on July 29, 2021. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000. In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$6,512	$5,958	$18,624	$18,443
Amortization of financing costs	$202	$204	$607	$1,661
Weighted average interest rate	4.8%	4.7%	4.7%	4.7%
Effective interest rate	5.0%	4.8%	4.9%	5.2%
Average debt outstanding	$539,870	$511,500	$525,456	$518,333
As of September 30, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $531,500 and $511,500, respectively, and the Company was in compliance with the terms of the NPA as of such dates, as applicable.
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
As of September 30, 2022 and December 31, 2021, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of September 30, 2022 and December 31, 2021, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2022:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$2,042	$2,042	$6,061	$6,061
Amortization of financing costs	$253	$253	$750	$750
Weighted average interest rate	2.7%	2.7%	2.7%	2.7%
Effective interest rate	3.0%	3.0%	3.0%	3.0%
Average debt outstanding	$300,000	$300,000	$300,000	$300,000

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2022 and December 31, 2021, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2022, the Company had unfunded commitments on revolving credit facilities of $97,859, no outstanding bridge financing commitments and other future funding commitments of $156,538. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $86,989, no outstanding bridge financing commitments and other future funding commitments of $128,446. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of September 30, 2022 and December 31, 2021. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $62,239 and $6,800, respectively, which could require funding in the future.
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
Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three and nine months ended September 30, 2022:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2021	97,907,441	$979	$1,272,796	$118,330	$(92,099)	$21,239	$1,321,245	$21,367	$1,342,612
Issuances of common stock	1,591,121	16	21,556	—	—	—	21,572	—	21,572
Offering costs	—	—	(52)	—	—	—	(52)	—	(52)
Distributions declared	—	—	—	(29,589)	—	—	(29,589)	(3,750)	(33,339)
Net increase (decrease) in net assets resulting from operations	—	—	—	29,573	17,596	(10,977)	36,192	855	37,047
Net assets at March 31, 2022	99,498,562	$995	$1,294,300	$118,314	$(74,503)	$10,262	$1,349,368	$18,472	$1,367,840
Issuances of common stock	1,218,366	12	16,565	—	—	—	16,577	—	16,577
Offering costs	—	—	(74)	—	—	—	(74)		(74)
Distributions declared	—	—	—	(30,215)	—	—	(30,215)	(4,190)	(34,405)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	123	123
Net increase (decrease) in net assets resulting from operations	—	—	—	31,396	14,849	(30,291)	15,954	(814)	15,140
Net assets at June 30, 2022	100,716,928	$1,007	$1,310,791	$119,495	$(59,654)	$(20,029)	$1,351,610	$13,591	$1,365,201
Issuances of common stock	220,098	2	2,953	—	—	—	2,955	—	2,955
Offering costs	—	—	(34)	—	—	—	(34)	—	(34)
Distributions declared	—	—	—	(30,281)	—	—	(30,281)	(257)	(30,538)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	32,527	(390)	(24,432)	7,705	(191)	7,514
Net assets at September 30, 2022	100,937,026	$1,009	$1,313,710	$121,741	$(60,044)	$(44,461)	$1,331,955	$13,143	$1,345,098

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
For the three and nine months ended September 30, 2022, the Company sold 220,098 and 2,950,300, respectively, shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $2,956 and $40,007, respectively, including $12 and $439, respectively, of offering expenses, from these sales.
The Company generally uses net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2022, shares representing approximately $196,938 of its common stock remain available for issuance and sale under the Distribution Agreement.

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings per share—basic
Numerator for basic earnings per share:	$7,705	$21,847	$59,851	$149,149
Denominator for basic weighted average share:	100,830,075	96,906,988	99,955,432	96,854,474
Basic earnings per share:	$0.08	$0.23	$0.60	$1.54
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$7,705	$21,847	$59,851	$149,149
Adjustment for interest on 2018 Convertible Notes and incentive fees, net	2,314	2,314	6,943	6,943
Numerator for diluted earnings per share:	$10,019	$24,161	$66,794	$156,092
Denominator for basic weighted average share	100,830,075	96,906,988	99,955,432	96,854,474
Adjustment for dilutive effect of 2018 Convertible Notes	13,257,585	13,257,585	13,257,585	13,257,585
Denominator for diluted weighted average share	114,087,660	110,164,573	113,213,017	110,112,059
Diluted earnings per share:	$0.08	$0.22	$0.59	$1.42

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended September 30, 2022 there was anti-dilution. For the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Per share data(1):
Net asset value, January 1, 2022 and January 1, 2021, respectively	$13.49	$12.62
Net investment income	0.94	0.91
Net realized and unrealized (losses) gains (2)	(0.33)	0.63
Total net increase	0.61	1.54
Distributions declared to stockholders from net investment income	(0.90)	(0.90)
Net asset value, September 30, 2022 and September 30, 2021, respectively	$13.20	$13.26
Per share market value, September 30, 2022 and September 30, 2021, respectively	$11.53	$13.31
Total return based on market value(3)	(9.64)%	25.41%
Total return based on net asset value(4)	4.54%	12.42%
Shares outstanding at end of period	100,937,026	96,906,988
Average weighted shares outstanding for the period	99,955,432	96,854,474
Average net assets for the period	$1,348,479	$1,253,263
Ratio to average net assets:
Net investment income	9.27%	9.48%
Total expenses, before waivers/reimbursements	12.85%	13.35%
Total expenses, net of waivers/reimbursements	12.50%	12.15%
Average debt outstanding—Holdings Credit Facility	$580,699	$467,570
Average debt outstanding—Unsecured Notes	525,456	518,333
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000
Average debt outstanding—DB Credit Facility	217,817	209,417
Average debt outstanding—2018 Convertible Notes	201,250	201,250
Average debt outstanding—NMFC Credit Facility(5)	156,303	122,537
Average debt outstanding—NMNLC Credit Facility II(6)	8,939	1,533
Asset coverage ratio(7)	179.28%	183.99%
Portfolio turnover	14.38%	25.47%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders, which is based on actual rate per share).
(2)Includes the effective of common stock issuances per share, which for the nine months ended September 30, 2022 and September 30, 2021 were $0.01 and $0.00, respectively.
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
(5)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that has been converted to U.S. dollars.
(6)For the nine months ended September 30, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to September 30, 2021.

(7)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended September 30, 2022.
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 14. Subsequent Events

On October 27, 2022, the Company entered into a private placement purchase agreement with several purchasers, each of whom is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) or a “qualified institutional buyer” within the meaning of Rule 144A promulgated under the Securities Act (the “Purchasers”), for the sale of $200,000 in aggregate principal amount of the Company's 7.50% convertible notes due 2025 (the “2022 Convertible Notes”). Oppenheimer & Co. Inc. acted as a placement agent for the offering. Subject to the terms and conditions of an indenture, dated as of August 20, 2018, as supplemented by a third supplemental indenture dated as of November 2, 2022 (together, the “2018C Indenture”), between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) governing the 2022 Convertible Notes that was entered into in connection with the closing of the offering, the 2022 Convertible Notes are convertible into shares of the Company’s common stock (together with cash in lieu of fractional shares) at an initial conversion rate of 70.4225 shares of the Company’s common stock per $1,000 principal amount of 2022 Convertible Notes (subject to adjustments by the Company as provided in the 2018C Indenture), which is equal to a conversion price of approximately $14.20 per share of the Company's common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. A holder may convert its 2022 Convertible Notes in whole or in part any time prior to the close of business on the scheduled business day immediately preceding the maturity date of October 15, 2025. The 2022 Convertible Notes will accrue interest at an annual rate of 7.50%, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2023. The Company will use the net proceeds from the 2022 Convertible Notes to launch a tender offer for its existing 2018 Convertible Notes and then, to the extent any net proceeds remain, to repay other outstanding indebtedness and for general corporate purposes.
On November 2, 2022, the Company’s board of directors declared a fourth quarter 2022 distribution of $0.32 per share payable on December 30, 2022 to holders of record as of December 16, 2022.
On November 4, 2022, the Company launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 4, 2022, up to $201,250 aggregate principal amount of outstanding 2018 Convertible Notes for cash in an amount equal to $1,000 per $1,000 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "Tender Offer"). The Tender Offer will expire at 11:59 P.M., New York City time, on December 6, 2022.
On November 7, 2022, the Company’s board of directors appointed John R. Kline as the Chief Executive Officer of the Company, effective January 1, 2023, in addition to continuing in his role as President and a director. Mr. Kline joined New Mountain in 2008 and has been a senior executive within New Mountain Capital's credit effort since its inception that year. Also on November 7, 2022, the Company’s board of directors received and accepted the resignation of Robert A. Hamwee as Chief Executive Officer and appointed him Vice Chairman of the board of directors, effective January 1, 2023, with the continued ability to allocate half of his time to activities outside of credit and NMFC. As part of his responsibilities, Mr.

Hamwee will continue to: (i) serve as a director of the Company and (ii) serve as a senior member of the Investment Committee of the Company’s Investment Adviser. The Company’s Investment Adviser believes that its management team, with the overall support of New Mountain Capital’s team of 215 professionals, is adequately staffed to support the Company.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of September 30, 2022, and the related consolidated statements of operations, and changes in net assets for the three-month and nine-month periods ended September 30, 2022 and 2021, the consolidated statement of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 8, 2022

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor.; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through September 30, 2022, we raised approximately $945.6 million in net proceeds from additional offerings of our common stock.

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
•NMF Ancora Holdings Inc. ("NMF Ancora"), NMF QID Holdings, Inc. ("NMF QID") NMF YP Holdings Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.
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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of September 30, 2022, our top five industry concentrations were software, business services, healthcare services, investment funds (which includes our investments in our joint ventures) and education.
As of September 30, 2022, our net asset value was approximately $1,332.0 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,234.4 million in 107 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.3% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.8%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR"), Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR, SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.

Recent Developments
On October 27, 2022, we entered into a private placement purchase agreement with several purchasers, each of whom is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) or a “qualified institutional buyer” within the meaning of Rule 144A promulgated under the Securities Act (the “Purchasers”), for the sale of $200.0 million in aggregate principal amount of the 7.50% convertible notes due 2025 (the “2022 Convertible Notes”). Oppenheimer & Co. Inc. acted as a placement agent for the offering. Subject to the terms and conditions of an indenture, dated as of August 20, 2018, as supplemented by a third supplemental indenture as of November 2, 2022 (together, the “2018C Indenture”), between us and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) governing the 2022 Convertible Notes entered into in connection with the closing of the offering, the 2022 Convertible Notes are convertible into shares of our common stock (together with cash in lieu of fractional shares) at an initial conversion rate of 70.4225 shares of our common stock per $1,000 principal amount of 2022 Convertible Notes (subject to adjustments by us as provided in the 2018C Indenture), which is equal to a conversion price of approximately $14.20 per share of our common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. A holder may convert its 2022 Convertible Notes in whole or in part any time prior to the close of business on the scheduled business day immediately preceding the maturity date of October 15, 2025. The 2022 Convertible Notes will accrue interest at an annual rate of 7.50% and will be payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2023. We will use the net proceeds from the 2022 Convertible Notes to launch a tender offer for its existing 2018 Convertible Notes and then, to the extent any net proceeds remain, to repay other outstanding indebtedness and for general corporate purposes.
On November 2, 2022, our board of directors declared a fourth quarter 2022 distribution of $0.32 per share payable on December 30, 2022 to holders of record as of December 16, 2022.
On November 4, 2022, we launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 4, 2022, up to $201.3 million aggregate principal amount of outstanding 2018 Convertible Notes for cash in an amount equal to $1,000 per $1,000 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "Tender Offer"). The Tender Offer will expire at 11:59 P.M. New York City time, on December 6, 2022.
On November 7, 2022, our board of directors appointed John R. Kline as the Chief Executive Officer, effective January 1, 2023, in addition to continuing in his role as President and a director. Mr. Kline joined New Mountain in 2008 and has been a senior executive within New Mountain Capital's credit effort since its inception that year. Also on November 7, 2022, our board of directors received and accepted the resignation of Robert A. Hamwee as Chief Executive Officer and appointed him Vice Chairman of the board of directors, effective January 1, 2023, with the continued ability to allocate half of his time to activities outside of credit and NMFC. As part of his responsibilities, Mr. Hamwee will continue to: (i) serve as a director and (ii) serve as a senior member of the Investment Committee of our Investment Adviser. Our Investment Adviser believes that our management team, with the overall support of New Mountain Capital’s team of 215 professionals, is adequately staffed to support NMFC.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2022.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2022.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of September 30, 2022, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of September 30, 2022 and December 31, 2021.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of LIBOR plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of September 30, 2022 and December 31, 2021, SLP III had total investments with an aggregate fair value of approximately $635.8 million and $702.1 million, respectively, and debt outstanding under its credit facility of $501.5 million and $510.9 million, respectively. As of September 30, 2022 and December 31, 2021, none of SLP III's investments were on non-accrual. Additionally, as of September 30, 2022 and December 31, 2021, SLP III had unfunded commitments in the form of delayed draws of $4.2 million and $4.6 million, respectively.
Below is a summary of SLP III's portfolio as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
First lien investments (1)	$681,054	$709,517
Weighted average interest rate on first lien investments (2)	7.30%	4.50%
Number of portfolio companies in SLP III	81	80
Largest portfolio company investment (1)	$18,355	$23,489
Total of five largest portfolio company investments (1)	$88,767	$95,504

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of September 30, 2022 and December 31, 2021 and additional information on certain summarized financial information for SLP III as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and September 30, 2021.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of September 30, 2022, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of September 30, 2022 and December 31, 2021.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of September 30, 2022 and December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $475.9 million and $504.9 million, respectively, and debt outstanding under its credit facility of $359.5 million and $360.1 million, respectively. As of September 30, 2022 and December 31, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of September 30, 2022 and December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $4.1 million and $6.1 million, respectively.

Below is a summary of SLP IV's consolidated portfolio as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
First lien investments (1)	$508,640	$513,298
Weighted average interest rate on first lien investments (2)	7.19%	4.64%
Number of portfolio companies in SLP IV	73	68
Largest portfolio company investment (1)	$22,041	$22,215
Total of five largest portfolio company investments (1)	$94,230	$99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of September 30, 2022 and December 31, 2021 and additional information on certain summarized financial information for SLP IV as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021, and the period from May 5, 2021 through September 30, 2021.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of September 30, 2022.
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
Below is certain summarized property information for NMNLC as of September 30, 2022:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	September 30, 2022
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$96,394
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	17,522
NM APP Canada, Corp.	A.P. Plasman, Inc.	9/30/2031	Canada	436	11,620
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,375
					$134,911
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral, ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of September 30, 2022 and December 31, 2021, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $19.4 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of September 30, 2022 and December 31, 2021, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $9.4 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2022, we recognized PIK and non-cash interest from investments of approximately $6.2 million and $22.0 million, respectively, and PIK and non-cash dividends from investments of approximately $6.0 million and $16.3 million, respectively. For the three and nine months ended September 30, 2021, we recognized PIK and non-cash interest from investments of approximately $5.7 million and $17.1 million, respectively, and PIK and non-cash dividends from investments of approximately $3.7 million and $14.7 million, respectively.
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
Other income: Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-

term in nature and may expire unfunded. A fee is received for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Rating of our portfolio companies as of September 30, 2022:

(in millions)	As of September 30, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$95.6	2.9%	$30.7	0.9%
Orange	46.0	1.4%	32.9	1.0%
Yellow	195.1	5.9%	166.5	5.1%
Green	2,952.3	89.8%	3,023.7	93.0%
	$3,289.0	100.0%	$3,253.8	100.0%
As of September 30, 2022, all investments in our portfolio had a Green Risk Rating with the exception of eight portfolio companies that had a Yellow Risk Rating, three portfolio companies that had an Orange Risk Rating and three portfolio companies that had a Red Risk Rating.

During the third quarter of 2022, we placed our first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of September 30, 2022, our first lien positions in Ansira on non-accrual status had an aggregate cost basis of $41.3 million, an aggregate fair value of $19.7 million, total unearned interest income of $1.0 million and $1.0 million, respectively, for the three and nine months then ended. As of September 30, 2022, our Ansira portfolio company has a Red Risk Rating.
As of September 30, 2022, our aggregate principal amount of our second lien term loan in Integro Parent Inc. ("Integro") was $11.1 million. During the second quarter of 2022, we placed an aggregate principal amount of $3.9 million of our second lien position on non-accrual status. As of September 30, 2022, our position in Integro on non-accrual status had an aggregate cost basis of $3.8 million, an aggregate fair value of $2.5 million, total unearned interest income of $0.1 million and $0.2 million, respectively, for the three and nine months then ended and total unearned other income of $0 and $36 thousand, respectively, for the three and nine months then ended. As of September 30, 2022, our Integro portfolio company has a Green Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of September 30, 2022, our second lien positions in National HME had an aggregate cost basis of $36.5 million, an aggregate fair value of $7.0 million, and total unearned interest income of $1.5 million and $2.7 million, respectively, for the three and nine months then ended. As of September 30, 2022, our National HME portfolio company has a Red Risk Rating.
As of September 30, 2022, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $30.0 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $12.9 million of our first lien term loans on non-accrual status. As of September 30, 2022, our positions in AAC on non-accrual status had an aggregate cost basis of $12.9 million, an aggregate fair value of $8.1 million and total unearned interest income of $0.4 million and $1.0 million, respectively, for the three and nine months then ended. As of September 30, 2022, our AAC portfolio company has an Orange Risk Rating.
During the third quarter of 2021, we placed our second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of September 30, 2022, our second lien position in Sierra had an aggregate cost basis of $0.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million and $0.0 million, respectively, for the three and nine months then ended. As of September 30, 2022, our Sierra portfolio company has a Red Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of September 30, 2022, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $1.7 million and $4.9 million, respectively, for the three and nine months then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of September 30, 2022, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $2.2 million and total unearned dividend income of approximately $1.2 million and $3.4 million, respectively, for the three and nine months then ended. As of September 30, 2022, our UniTek portfolio company has a Green Risk Rating.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. As of September 30, 2022, our Education Management Corporation portfolio company has an Orange Risk Rating and an aggregate cost basis of $1.4 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million and $0.0 million, respectively, for the three and nine months then ended.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of September 30, 2022, our investment in this security has a Yellow Risk Rating and has an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $19.4 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,234.4 million in 107 portfolio companies at September 30, 2022 and approximately $3,174.4 million in 106 portfolio companies at December 31, 2021.

The following table shows our portfolio and investment activity for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021
New investments in 44 and 46 portfolio companies, respectively	$526.6	$769.4
Debt repayments in existing portfolio companies	289.3	710.5
Sales of securities in 9 and 8 portfolio companies, respectively	177.2	105.7
Change in unrealized appreciation on 25 and 38 portfolio companies, respectively	67.2	107.7
Change in unrealized depreciation on 85 and 80 portfolio companies, respectively	(134.8)	(55.2)
Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2022 and September 30, 2021
Revenue

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Total interest income	$58,778	$47,788
Total dividend income	15,871	14,546
Other income	3,800	6,140
Total investment income	$78,449	$68,474
Our total investment income increased by approximately $10.0 million, or 15%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, total investment income of approximately $78.4 million consisted of approximately $50.6 million in cash interest from investments, approximately $6.2 million in PIK and non-cash interest from investments, $0.7 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $1.3 million, approximately $9.8 million in cash dividends from investments, approximately $6.0 million in PIK and non-cash dividends from investments and approximately $3.8 million in other income. The increase in interest income of approximately $11.0 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to a higher effective interest rate of our portfolio on larger invested balances. The increase in dividend income for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by an increase in cash dividends from our investments in SLP III and SLP IV, partially offset by a decrease in cash dividends from our investment in NMNLC. Other income during the three months ended September 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 13 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Management fee	$11,717	$13,740
Less: management fee waiver	(1,115)	(3,752)
Total management fee	10,602	9,988
Incentive fee	8,202	7,661
Interest and other financing expenses	24,648	17,693
Administrative expenses	881	1,082
Professional fees	775	923
Other general and administrative expenses	545	490
Net expenses before income taxes	45,653	37,837
Income tax benefit	(13)	(8)
Net expenses after income taxes	$45,640	$37,829

Our total net operating expenses increased by approximately $7.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Our management fee increased by approximately $0.6 million, net of a management fee waiver, and our incentive fee increased by approximately $0.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in management and incentive fees was attributable to higher invested balances.
Interest and other financing expenses increased by approximately $7.0 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to larger drawn balances on the Holdings Credit Facility and DB Credit Facility, higher interest rates on those facilities and interest costs associated with the 2022A Unsecured Notes, issued on June 15, 2022, partially offset by lower interest costs on the 2017A Unsecured Notes, which were repaid on July 14, 2022. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 remained relatively consistent.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net realized (losses) gains on investments	$(222)	$23,008
Net realized losses on foreign currency	(166)	—
Net change in unrealized depreciation of investments	(24,927)	(30,736)
Net change in unrealized depreciation on foreign currency	(10)	(13)
Benefit for taxes	30	1
Net realized and unrealized losses	$(25,295)	$(7,740)
Our net realized and unrealized losses resulted in a net loss of approximately $25.3 million for the three months ended September 30, 2022 compared to net realized gains and unrealized losses resulting in a net loss of approximately $7.7 million for the same period in 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2022 was primarily driven by realized and unrealized losses in TVG-Edmentum Ultimate Holdings, LLC ("Edmentum"), Ansira, New Trojan Parent, Inc., TMK Hawk Parent, Corp. and NM CLFX LP, which was partially offset by unrealized appreciation in Haven Midstream LLC, AAC and Phynet Dermatology LLC. The provision for income taxes was attributable to equity investments that are held as of September 30, 2022 in eight of our corporate subsidiaries. The net loss for the three months ended September 30, 2021 was primarily driven by unrealized depreciation in Tenawa Resource Management LLC ("Tenawa"), CentralSquare Technologies, LLC and UniTek and was partially offset by unrealized appreciation on our investments in New Benevis Topco, LLC and NM GLCR LP. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Total investment income	$78,449	$68,474
Net expenses after income taxes	45,640	37,829
Net investment income	32,809	30,645
Less: Net investment income related to non-controlling interests in NMNLC	282	307
Net investment income related to NMFC	$32,527	$30,338

Net change in realized (losses) gains on investments	(222)	23,008
Net change in realized losses on foreign currency	(166)	—
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	2	—
Net change in realized (losses) gains of investments related to NMFC	$(390)	$23,008

Net change in unrealized depreciation of investments	(24,927)	(30,736)
Net change in unrealized depreciation on foreign currency	(10)	(13)
Benefit for taxes	30	1
Less: Net change in unrealized (depreciation) appreciation of investments related to non-controlling interest in NMNLC	(475)	751
Net change in unrealized depreciation of investments related to NMFC	$(24,432)	$(31,499)

Results of Operations for the Nine Months Ended September 30, 2022 and September 30, 2021
Revenue

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Total interest income	$157,000	$141,878
Total dividend income	48,665	47,171
Other income	14,857	13,694
Total investment income	$220,522	$202,743
Our total investment income increased by approximately $17.8 million, or 9%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, total investment income of approximately $220.5 million consisted of approximately $129.5 million in cash interest from investments, approximately $22.0 million in PIK and non-cash interest from investments, $1.1 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $4.4 million, approximately $32.3 million in cash dividends from investments, approximately $16.3 million in PIK and non-cash dividends from investments and approximately $14.9 million in other income. The increase in interest income of approximately $15.1 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to higher LIBOR and SOFR rates on larger invested balances. The increase in dividend income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by an increase in cash dividends from our investments in SLP III and SLP IV, partially offset by a decrease in cash dividends from our investment in NMNLC. Other income during the nine months ended September 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 36 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Management fee	$35,040	$40,885
Less: management fee waiver	(3,349)	(11,193)
Total management fee	31,691	29,692
Incentive fee	23,605	22,207
Interest and other financing expenses	63,957	54,949
Administrative expenses	3,022	3,240
Professional fees	2,529	2,413
Other general and administrative expenses	1,540	1,398
Total expenses	126,344	113,899
Less: expenses waived and reimbursed	(238)	—
Net expenses before income taxes	126,106	113,899
Income tax (benefit) expense	(5)	15
Net expenses after income taxes	$126,101	$113,914
Our total net operating expenses increased by approximately $12.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Our management fee increased by approximately $2.0 million, net of a management fee waiver, and our incentive fee increased by approximately $1.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in management and incentive fees was attributable to higher invested balances.
Interest and other financing expenses increased by approximately $9.0 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to larger drawn balances on the Holdings Credit Facility and DB Credit Facility, higher interest rates on those facilities and interest costs associated with the 2022A Unsecured Notes, issued on June 15, 2022, partially offset by lower interest costs on the 2017A Unsecured Notes, which were repaid on July 14, 2022. Our total professional fees, administrative expenses and total other general and administrative expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 remained relatively consistent.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net realized gains on investments	$35,468	$12,692
Net realized gains on foreign currency	219	—
Net change in unrealized (depreciation) appreciation of investments	(67,634)	52,544
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	(2,021)	—
Net change in unrealized depreciation on foreign currency	(625)	(13)
Provision for taxes	(127)	(114)
Net realized and unrealized (losses) gains	$(34,720)	$65,109
Our net realized gains and unrealized losses resulted in a net loss of approximately $34.7 million for the nine months ended September 30, 2022 compared to net realized and unrealized gains resulting in a net gain of approximately $65.1 million for the same period in 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2022 was primarily driven by unrealized depreciation in NM CLFX LP, NM APP US LLC, NHME Holdings Corp. and Ansira Holdings, Inc. which was partially offset by unrealized appreciation in Haven Midstream LLC, UniTek and New Permian Holdco, Inc. and a realized gain in NM GLCR LP. The provision for income taxes was attributable to equity investments that are held as of September 30, 2022 in eight of our corporate subsidiaries. The net gain for the nine months ended September 30, 2021 was primarily driven by realized gains and unrealized appreciation on our investments in Edmentum and unrealized appreciation on our investments in NM CLFX LP and NM GLCR LP, which offset unrealized depreciation on our investments in AAC,

Tenawa and UniTek. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.
Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Total investment income	$220,522	$202,743
Net expenses after income taxes	126,101	113,914
Net investment income	94,421	88,829
Less: Net investment income related to non-controlling interests in NMNLC	924	977
Net investment income related to NMFC	$93,497	$87,852

Net change in realized gains on investments	35,468	12,692
Net change in realized gains on foreign currency	219	—
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	3,634	—
Net change in realized gains of investments related to NMFC	$32,053	$12,692

Net change in unrealized (depreciation) appreciation of investments	(67,634)	52,544
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(2,021)	—
Net change in unrealized depreciation on foreign currency	(625)	(13)
Provision for taxes	(127)	(114)
Less: Net change in unrealized (depreciation) appreciation of investments related to non-controlling interest in NMNLC	(4,708)	3,812
Net change in unrealized (depreciation) appreciation of investments related to NMFC	$(65,699)	$48,605
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through September 30, 2022, we raised approximately $945.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the 2018 Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of September 30, 2022, our asset coverage ratio was 179.3%.
At September 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $48.9 million and $58.1 million, respectively. Our cash (used in) provided by operating activities during the nine months ended September 30, 2022 and September 30, 2021 was approximately $(8.8) million and $84.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

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
For the three and nine months ended September 30, 2022, we sold 220,098 shares and 2,950,300 shares, respectively, of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $2.9 million and $40.0 million, respectively, including $0.0 million and $0.4 million, respectively, of offering expenses from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2022, shares representing approximately $196.9 million of our common stock remain available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $254.4 million and $215.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2022 and December 31, 2021, we had commitment letters to purchase investments in an aggregate par amount of $62.2 million and $6.8 million, respectively. As of September 30, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of September 30, 2022, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
As of September 30, 2022 and December 31, 2021, the outstanding balance on the Holdings Credit Facility was $630.7 million and $545.3 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Holdings Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021.

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
As of September 30, 2022, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
As of the most recent amendment on June 4, 2021, the NMFC Credit Facility generally bears interest at a rate of LIBOR, SONIA or EURIBOR plus 2.10% per annum or the prime rate plus 1.10% per annum, and charges a commitment fee, based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA). Prior to June 4, 2021, the NMFC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee based on the unused facility amount multiplied by 0.375% per annum (as defined in the RCA).
As of September 30, 2022 and December 31, 2021, the outstanding balance on the NMFC Credit Facility was $127.2 million and $127.2 million, which included £22.9 million and £16.4 million, respectively, denominated in British Pound Sterling ("GBP") and €0.7 million and €0.0 million, respectively, denominated in Euro ("EUR") that has been converted to U.S. dollars. NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMFC Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021.
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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of September 30, 2022, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three and nine months ended September 30, 2022 and September 30, 2021, amortization of financing costs were each less than $50.0 thousand, respectively.
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
As of September 30, 2022, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.

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
As of September 30, 2022 and December 31, 2021, the outstanding balance on the DB Credit Facility was $186.4 million and $226.3 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the DB Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021.
NMNLC Credit Facility II—The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the amendment on March 16, 2022, the NMNLC Credit Facility II matures on February 25, 2023. As of the amendment on November 1, 2022, the NMNLC Credit Facility II will mature on November 1, 2024. The NMNLC Credit Facility II is guaranteed by us and proceeds from the NMNLC Credit Facility II are able to be used for funding of additional acquisition properties. As of September 30, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10.0 million.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of SOFR plus 2.75% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20.0 million. As of the March 16, 2022 amendment and effective May 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10.0 million. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $27.5 million and the facility bears interest at a rate of SOFR plus 2.25%. As of September 30, 2022 and December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $2.9 million and $15.2 million, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMNLC Credit Facility II for the three and nine months ended September 30, 2022 and September 30, 2021.
Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of unsecured convertible notes (the "2018 Convertible Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes. On June 7, 2019, we closed a registered public offering of an additional $86.3 million aggregate principal amount of the 2018 Convertible Notes. These additional 2018 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of 2018 Convertible Notes that we issued in August 2018.
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
The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes as of September 30, 2022:

2018 Convertible Notes
Initial conversion premium	10.0%
Initial conversion rate(1)	65.8762
Initial conversion price	$15.18
Conversion premium at September 30, 2022	10.0%
Conversion rate at September 30, 2022(1)(2)	65.8762
Conversion price at September 30, 2022(2)(3)	$15.18
Last conversion price calculation date	August 20, 2022

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of our 2018 Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at September 30, 2022 was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary.
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
As of September 30, 2022 and December 31, 2021, the outstanding balance on the 2018 Convertible Notes was $201.2 million and $201.2 million, respectively, and NMFC was in compliance with the terms of the 2018A Indenture on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the 2018 Convertible Notes for the three and nine months ended September 30, 2022 and September 30, 2021.
Unsecured Notes
On May 6, 2016, we issued $50.0 million in aggregate principal amount of our 2016 Unsecured Notes (the "2016 Unsecured Notes"), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, we repaid all $90.0 million in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On July 15,

2022, we caused notices to be issued to holders of our 2017A Unsecured Notes regarding the exercise of our option to repay all of our $55.0 million in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that mature on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, we issued $116.5 million in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On January 29, 2021, we issued $200.0 million in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, we issued $75.0 million in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, which commenced on July 29, 2021. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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

As of September 30, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $531.5 million and $511.5 million, respectively, and we were in compliance with the terms of the NPA as of such dates, as applicable.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2022 and September 30, 2021.
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
As of September 30, 2022 and December 31, 2021, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of September 30, 2022 and December 31, 2021, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of September 30, 2022 and December 31, 2021, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on our SBA-guaranteed debentures as of September 30, 2022 and costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2022 and September 30, 2021.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$630.7	$—	$—	$630.7	$—
Unsecured Notes(2)	531.5	140.0	116.5	275.0	—
SBA-guaranteed debentures(3)	300.0	—	103.8	30.9	165.3
Convertible Notes(4)	201.2	201.2	—	—	—
DB Credit Facility(5)	186.4	—	—	186.4	—
NMFC Credit Facility(6)	127.2	—	—	127.2	—
NMNLC Credit Facility II(7)	2.9	2.9	—	—	—
Total Contractual Obligations	$1,979.9	$344.1	$220.3	$1,250.2	$165.3

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($630.7 million as of September 30, 2022) must be repaid on or before April 20, 2026. As of September 30, 2022, there was approximately $99.3 million of possible capacity remaining under the Holdings Credit Facility.
(2)$90.0 million of the 2018A Unsecured Notes will mature on January 30, 2023 unless earlier repurchased, $50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased, $116.5 million of the 2019A Unsecured Notes will mature on April 30, 2024 unless earlier repurchased, $200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased and $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased.
(3)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(4)The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us.
(5)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($189.3 million as of September 30, 2022) must be repaid on or before March 25, 2026. As of September 30, 2022, there was approximately $93.6 million of possible capacity remaining under the DB Credit Facility.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($127.2 million, which included £22.9 million denominated in GBP and €0.7 million denominated in EUR that have been converted to U.S. dollars as of September 30, 2022) must be repaid on or before June 4, 2026. As of September 30, 2022, there was approximately $71.3 million of available capacity remaining under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility ($2.9 million as of September 30, 2022) must be repaid on or before February 25, 2023. As of September 30, 2022, there was approximately $7.1 million of available capacity remaining under the NMNLC Credit Facility II.

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
Distributions and Dividends
Distributions declared and paid to stockholders for the nine months ended September 30, 2022 totaled approximately $90.1 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2022
Third Quarter	August 3, 2022	September 16, 2022	September 30, 2022	$0.30
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
				$0.90
December 31, 2021
Fourth Quarter	October 27, 2021	December 16, 2021	December 30, 2021	$0.30
Third Quarter	July 29, 2021	September 16, 2021	September 30, 2021	0.30
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
				$1.20
December 31, 2020
Fourth Quarter	October 28, 2020	December 16, 2020	December 30, 2020	$0.30
Third Quarter	July 29, 2020	September 16, 2020	September 30, 2020	0.30
Second Quarter	April 29, 2020	June 16, 2020	June 30, 2020	0.30
First Quarter	February 19, 2020	March 13, 2020	March 27, 2020	0.34
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2022 approximately $0.5 million and $1.9 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0 and $0.2 million, respectively, were waived by the Administrator. As of September 30, 2022, approximately $0.5 million of indirect administrative expenses were included in payable to affiliates. For the three and nine months ended September 30, 2022, the reimbursement to the Administrator represented approximately 0.01% and 0.05%, respectively, of our gross assets.
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

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks had reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Since then, the Federal Reserve has raise rates by an additional 3.50%, most recently by 0.75% in November 2022, and indicated that it would consider future rate hikes if inflation does not slow. During the nine months ended September 30, 2022, certain of the loans held in our portfolio had floating LIBOR, SONIA or SOFR interest rates. As of September 30, 2022, approximately 85.60% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR, SONIA or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 14.40% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR, SONIA or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(1.58)%
Base Interest Rate	—%
+100 Basis Points	6.31%
+200 Basis Points	12.68%
+300 Basis Points	19.04%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of September 30, 2022. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended September 30, 2022.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the nine months ended September 30, 2022, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 97,086 shares of our common stock for approximately $1.2 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the nine months ended September 30, 2022.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2022	—	$—	—	$—
February 2022	—	—	—	—
March 2022	—	—	—	—
April 2022	—	—	—	—
May 2022	—	—	—	—
June 2022	—	—	—	—
July 2022	97,086	12.20	—	—
August 2022	—	—	—	—
September 2022	—	—	—	—
Total	97,086	$12.20	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2021, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2022 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the nine months ended September 30, 2022.
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

4.2
Third Supplemental Indenture, dated as of November 2, 2022, relating to the 7.50% Notes due 2025, by and between New Mountain Finance Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee(6)

10.1
Form of Private Placement Purchase Agreement, dated as of October 27, 2022, by and among New Mountain Finance Corporation and the investor named therein, on behalf of itself and the accounts listed on Exhibit A thereto for whom such investor holds contractual and investment authority, relating to the 7.50% Convertible Notes due October 15, 2025(5)

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
(4)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 28, 2022.
(6)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on November 2, 2022.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2022.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer
(Principal Financial and Accounting Officer)