Form 10-K
period 2022-12-31
New Mountain Finance Corp
filed 2023-02-27
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of New Mountain Finance Corporation on June 30, 2022, based on the closing price on that date of $11.91, on the NASDAQ Global Select Market ("NASDAQ") was $1,077.8 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Description	Shares as of February 27, 2023
Common stock, par value $0.01 per share	100,937,026
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K are incorporated by reference into Part III on this Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

PART I
Item 1.    Business
New Mountain Finance Corporation ("NMFC", the "Company", "we", "us" or "our") is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, we are obligated to comply with certain regulatory requirements. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through December 31, 2022, we have raised approximately $945.6 million in net proceeds from additional offerings of common stock.
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
•NMF Ancora Holdings, Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.

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
New Mountain Finance Advisers BDC, L.L.C.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. For additional information on the Investment Committee, see "Investment Committee".

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
Investment Objective and Portfolio
Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, our investments may also include equity interests.
We make investments through both primary originations and open-market secondary purchases. We primarily target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $10.0 million and $200.0 million. Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, each of SBIC I's and SBIC II's investment objective is to generate current income and capital appreciation under our investment criteria. However, SBIC I’s and SBIC II's investments must be in SBA eligible small businesses. For additional information on SBA regulations, see "SBA Regulation". Our portfolio may be concentrated in a limited number of industries. As of December 31, 2022, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and education. Our targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $125.0 million. This investment size may vary proportionately as the size of our capital base changes. At December 31, 2022, our portfolio consisted of 107 portfolio companies and was invested 54.5% in first lien loans, 17.4% in second lien loans, 2.4% in subordinated debt and 25.7% in equity and other, as measured at fair value versus 106 portfolio companies invested 52.2% in first lien loans, 19.8% in second lien loans, 1.6% in subordinated debt and 26.4% in equity and other, as measured at fair value at December 31, 2021.
The fair value of our investments, as determined in good faith by the board of directors, was approximately $3,221.2 million in 107 portfolio companies at December 31, 2022 and approximately $3,174.4 million in 106 portfolio companies at December 31, 2021.

The following table shows our portfolio and investment activity for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
(in millions)	2022	2021
New investments in 50 and 62 portfolio companies, respectively	$620.7	$1,134.9
Debt repayments in existing portfolio companies	395.1	857.8
Sales of securities in 9 and 13 portfolio companies, respectively	188.8	208.9
Change in unrealized appreciation on 21 and 36 portfolio companies, respectively	81.3	136.7
Change in unrealized depreciation on 92 and 92 portfolio companies, respectively	(165.4)	(44.3)
At December 31, 2022 and December 31, 2021, our weighted average yield to maturity at cost ("YTM at Cost") was approximately 11.3% and 9.1%, respectively. This YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. At December 31, 2022 and December 31, 2021, our weighted average yield to maturity at cost for investments ("YTM at Cost for Investments") was approximately 10.0% and 8.4%, respectively. This YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR"), Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR, SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2022, calculated as a percentage of total assets as of December 31, 2022:

Portfolio Company	Percent of Total Assets
NMFC Senior Loan Program III LLC	4.2%
TVG-Edmentum Holdings, LLC/Edmentum Ultimate Holdings, LLC	3.8%
New Benevis Topco, LLC/New Benevis Holdco, Inc.	3.4%
NMFC Senior Loan Program IV LLC	3.4%
UniTek Global Services, Inc.	3.1%
NM NL Holdings LP/NM GP Holdco LLC	2.8%
GS Acquisitionco, Inc.	2.6%
Knockout Intermediate Holdings I Inc./Kaseya Inc.	2.3%
PhyNet Dermatology LLC	2.0%
Dealer Tire Holdings, LLC	2.0%
Total	29.6%

Industry Type	Percent of Total Assets
Software	26.7%
Business Services	17.7%
Healthcare	16.3%
Investment Fund (includes investments in joint ventures)	7.5%
Education	7.1%
Consumer Services	3.7%
Net Lease	3.6%
Distribution & Logistics	3.1%
Financial Services	2.9%
Energy	1.8%
Total	90.4%

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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Kyle Peterson served on the Investment Committee from August 2021 to July 2022. Beginning in August 2022, A. Joe Delgado was appointed to the Investment Committee for a one year term. Effective January 1, 2023, Laura C. Holson joined the Investment Committee as a new permanent member. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. Members of our investment team are encouraged to share information and views on credit with the Investment Committee early in their analysis. This process improves the quality of the analysis and allows the deal team members to work more efficiently.
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
•First Lien Loans and Bonds.  First lien loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate, may contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may also include unitranche loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.These first lien loans and bonds may include payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.
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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green, with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Rating of our portfolio companies as of December 31, 2022:

(in millions)	As of December 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$72.0	2.2%	$24.3	0.7%
Orange	66.5	2.0%	42.7	1.3%
Yellow	216.0	6.6%	184.0	5.8%
Green	2,935.5	89.2%	2,986.8	92.2%
	$3,290.0	100.0%	$3,237.8	100.0%

Exit Strategies/Refinancing
We exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity, or (iv) the sale of the debt investment by us. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
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
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company, as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the United States, it must be operated for the purpose of investing in or lending to primarily private or thinly traded companies and it must make significant managerial assistance available to those companies whose securities are considered Qualifying Assets (as defined below) for the BDC. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.
We have a board of directors. A majority of our board of directors must be persons who are not "interested persons", as that term is defined in Section 2(a)(19) of the 1940 Act (the "independent directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, to provide additional shareholder protection we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On October 8, 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions.

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
Taxation as a Regulated Investment Company
We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as distributions. Rather, distributions paid by us generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income recognized by us.
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
We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income that we recognized for the preceding years, but were not distributed during such years, and on which we did not pay U.S. federal income tax (the "Excise Tax Avoidance Requirement"). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
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
•at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and
•no more than 25.0% of the value of our assets is invested in (1) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (2) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) the securities of certain "qualified publicly traded partnerships" (the "Diversification Tests").
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

Failure to Qualify as a Regulated Investment Company
If we fail to satisfy the 90.0% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain U.S. federal income tax at corporate rates or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to our stockholders as ordinary dividend income and, subject to certain limitations under the Code, may qualify as "qualified dividends" that are subject to U.S. federal income tax at a rate of 20.0%. Subject to certain limitations under the Code, corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain.
Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.
SBA Regulation
On August 1, 2014 and August 25, 2017, SBIC I and SBIC II, our wholly owned subsidiaries, received licenses from the SBA to operate as SBICs under Section 301(c) of the 1958 Act, respectively. SBIC I and SBIC II have an investment strategy and philosophy substantially similar to ours and make similar types of investments in accordance with SBA regulations.
An SBIC license allows each of SBIC I and SBIC II to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and other customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. In June 2018, the limit of SBA leverage available to an individual SBIC eligible for two tiers of leverage was increased from $150.0 million with at least $75.0 million in regulatory capital to $175.0 million with at least $87.5 million in regulatory capital, subject to SBA approval. The maximum leverage available to a group of SBICs under common control is $350.0 million. Currently, SBIC I and SBIC II operate under the prior $150.0 million leverage limit. SBA-guaranteed debentures are non-recourse, have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity. SBIC I and SBIC II are subject to regulation and oversight by the SBA, including requirements with respect to reporting financial information, such as the extent of capital impairment, if applicable, on a regular basis. The SBA, as a creditor, will have a superior claim to SBIC I's and SBIC II's assets over our stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC I and SBIC II upon an event of default.
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
SBICs are designed to stimulate the flow of private investor capital to eligible "small businesses" as defined by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest 25.0% of its investment capital to "smaller enterprises", as defined by the SBA. The definition of a smaller enterprise generally includes businesses that (together with their affiliates) have a tangible net worth not exceeding $6.0 million for the most recent fiscal year and have average net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. However, once an SBIC has invested in an eligible small business, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company's initial public offering, if any.
The SBA generally prohibits an SBIC from providing financing to small businesses with certain characteristics, such as relending businesses or businesses with the majority of their employees located outside the United States, and businesses engaged in certain prohibited industries, such as project finance, real estate, farmland, financial intermediaries or "passive" (i.e. non-operating) businesses. Without prior SBA approval, an SBIC may not provide financing or a commitment to a small business in an amount equal to more than approximately 30.0% of the SBIC's regulatory capital in any one company and its affiliates.
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
•We will be subject to U.S. federal income tax at corporate rates on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
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
•The Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities.
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
Management Services
The Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Investment Adviser serves pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of our board of directors, the Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser:
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2023, the Investment Adviser has entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the year ended December 31, 2022, total management fees waived was approximately $4.4 million.

Incentive Fees
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our "Pre-Incentive Fee Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there is none as of December 31, 2022), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the year ended December 31, 2022, no incentive fees were waived. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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
Board Consideration of the Investment Management Agreement
Our board of directors initially approved our Investment Management Agreement between the Company and the Adviser on March 25, 2014. Thereafter, our stockholders approved the Investment Management Agreement on May 6, 2014. The Investment Management Agreement first became effective on May 8, 2014. Our board of directors determined at a virtual meeting held on November 1, 2021 to approve Amendment No. 1 to the Investment Management Agreement, the sole purpose of which was to reduce the base management fee. On January 24, 2023, our board of directors held a board meeting to consider the re-approval of our Investment Management Agreement. In its consideration of the re-approval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things:
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
Based on the information reviewed and the discussions detailed above, our board of directors, including a majority of the independent directors, concluded that the fees payable to the Investment Adviser pursuant to the Investment Management Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. As a result, our board of directors re-approved the Investment Management Agreement for a period of 12 months commencing on March 1, 2023, Our board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of our board of directors may have given different weights to different factors.
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
As of December 31, 2022, 16.7% of our total assets were non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2022.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2022.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). If our asset ratio coverage is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of our senior securities may preclude us from making distributions to our stockholders. However, at December 31,

2022, none of our senior securities have provisions that may preclude us from making distributions to stockholders. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. We will include our assets and liabilities and all of our wholly-owned direct and indirect subsidiaries for purposes of calculating the asset coverage ratio. We received exemptive relief from the SEC on November 5, 2014, allowing us to modify the asset coverage requirement to exclude SBA-guaranteed debentures from this calculation. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.
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
RISKS RELATED TO OUR BUSINESS AND STRUCTURE
We are currently operating in a period of capital markets disruption and economic uncertainty
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic continues to rapidly evolve and has led to the re-introduction of certain public health restrictions (as described below). Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruptions in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic persists, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.
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
Further, current market conditions may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Adverse developments in the credit markets may impair our ability to secure debt financing.
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, rising interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

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
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine; and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

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
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of business restrictions, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chain disruptions, significant reduction in demand of certain goods and services and practical aspects of their operations, labor difficulties and shortages, and commodity inflation, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
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
Following the November 2022 elections in the United States, the Democratic Party controls the Presidency and the Senate, with the Republican Party controlling the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
We may suffer credit losses.
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the United States and many other economies have recently been experiencing.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been on-going discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Various presidential administrations, along with Congress, have created significant uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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
We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky, Robert A. Hamwee, John R. Kline and Laura C. Holson, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2022 consisted of over 215 employees and senior advisors of New Mountain Capital and its affiliates to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.
The Investment Committee, which oversees our investment activities, is provided by the Investment Adviser. The Investment Committee currently consists of six members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
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
As of December 31, 2022, we had $619.0 million, $40.4 million, $186.4 million, $316.8 million, $531.5 million, $300.0 million and $3.8 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the 2018 Convertible Notes and 2022 Convertible Notes (the "Convertible Notes"), the Unsecured Notes, the SBA-guaranteed debentures and the NMNLC Credit Facility II respectively. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Unsecured Notes, the SBA-guaranteed debentures and the NMNLC Credit Facility II had weighted average interest rates of 3.9%, 3.5%, 4.7%, 4.8%, 2.7% and 3.5% respectively, for the year ended December 31, 2022. The interest rates on the 2018 Convertible Notes and 2022 Convertible Notes are 5.75% and 7.5%, respectively, per annum.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense and adjusted for unsettled securities purchased. The calculations in the table below are hypothetical. Actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3,354.9 million in total assets as of December 31, 2022, (ii) a weighted average cost of borrowings of 4.5%, which assumes the weighted average interest rates as of December 31, 2022 for the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the SBA-guaranteed debentures, the Unsecured Notes and the NMNLC Credit Facility II and the interest rate as of December 31, 2022 for the Convertible Notes, (iii) $1,997.9 million in debt outstanding and (iv) $1,314.5 million in net assets.

Assumed Return on Our Portfolio (net of interest expense)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder	(32.3)%	(19.6)%	(6.8)%	6.0%	18.7%
If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.
The Holdings Credit Facility includes covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Holdings Credit Facility also includes a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in the Holdings Credit Facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax at corporate rates (and any applicable state and local taxes).
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the 2018 Convertible Notes, the 2022 Convertible Notes and the NMNLC Credit Facility II mature on April 20, 2026, June 4, 2026, March 25, 2026, August 15, 2023, October 15, 2025 and November 1, 2024, respectively. Our $90.0 million in 2018A Unsecured Notes matured on January 30, 2023, our $50.0 million in 2018B Unsecured Notes will mature on June 28, 2023, our $116.5 million in 2019A Unsecured Notes will mature on April 30, 2024, our $200.0 million in 2021A Unsecured Notes will mature on January 29, 2026 and our $75.0 million in 2022A Unsecured Notes will mature on June 15, 2027. The SBA-guaranteed debentures have ten year maturities and will begin to mature on March 1, 2025. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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
SBA-guaranteed debentures are non-recourse to us, have a ten year maturity, and may be prepaid at any time without penalty. Pooling of issued SBA-guaranteed debentures occurs in March and September of each year. The interest rate of SBA-guaranteed debentures is fixed at the time of pooling at a market-driven spread over ten year U.S. Treasury Notes. The interest rate on debentures issued prior to the next pooling date is LIBOR plus 30 basis points. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Recent legislation raised the limit the amount that any single SBIC may borrow to two tiers of leverage capped from $150.0 million to $175.0 million, subject to SBA approval, where each tier is equivalent to the SBIC's regulatory capital, which generally equates to the amount of equity capital in the SBIC. Currently, SBIC I and SBIC II operate under the prior $150.0 million cap. The amount of SBA-guaranteed debentures that SBICs under common control can have outstanding is $350.0 million, subject to SBA approval.
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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order, as amended by a subsequent order granted on August 30, 2022, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies.
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
We may issue debt securities, preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150.0% after each issuance of senior securities (which means we can borrow $2 for every $1 of our equity). As a result of our SEC exemptive order, we are permitted to exclude the senior securities issued by SBIC I and SBIC II from the definition of senior securities in the 150.0% asset coverage ratio we are required to maintain under the 1940 Act. If our asset coverage ratio is not at least 150.0%, we would be unable to issue additional senior securities, and certain provisions of certain of our senior securities may preclude us from making distributions to our stockholders. For example, our 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes and 2022A Unsecured Notes contain a covenant that prohibits us from declaring or paying a distribution to our stockholders unless we satisfy the asset coverage ratio immediately after the distribution. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

The following table summarizes our indebtedness as of December 31, 2022:

Borrowing	Maturity Date	Permitted Borrowing	Total Outstanding
		(in millions)	(in millions)
Holdings Credit Facility	April 20, 2026	$730.0	$619.0
DB Credit Facility	March 25, 2026	280.0	186.4
NMFC Credit Facility(1)	June 4, 2026	198.5	40.4
Unsecured Management Company Revolver	December 31, 2024	50.0	—
NMNLC Credit Facility II(2)	November 1, 2024	27.5	3.8
2018 Convertible Notes	August 15, 2023	N/A	116.8
2022 Convertible Notes	October 15, 2025	N/A	200.0
2018A Unsecured Notes	January 30, 2023	N/A	90.0
2018B Unsecured Notes	June 28, 2023	N/A	50.0
2019A Unsecured Notes	April 30, 2024	N/A	116.5
2021A Unsecured Notes	January 29, 2026	N/A	200.0
2022A Unsecured Notes	June 15, 2027	N/A	75.0
SBA-guaranteed debentures	Beginning March 1, 2025	N/A	300.0
			$1,997.9

(1)Under the NMFC Credit Facility, we may borrow in United States dollars or certain other permitted currencies. As of December 31, 2022, we had borrowings denominated in British Pound Sterling ("GBP") of £22.9 million and in Euro ("EUR") of €0.7 million that have been converted to U.S. dollars.
(2)As of the November 1, 2022 amendment, NMNLC and NM CLFX LP are co-borrowers on the NMNLC Credit Facility II and the maximum amount of revolving borrowings available to all borrowers is $27.5 million, of which $26.3 million is outstanding as of December 31, 2022.
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
We will be subject to U.S. federal income tax at corporate rates on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
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
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute (or are deemed to distribute) to our stockholders on an annual basis at least 90.0% of our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we are subject to certain financial covenants contained in the Holdings Credit Facility and other debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax (and any applicable state and local taxes).
•The source-of-income requirement will be satisfied if at least 90.0% of our allocable share of our gross income for each year is derived from dividends and interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, the securities, other than securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or the securities of certain “qualified publicly traded partnerships”. Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to maintain our tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax at corporate rates (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.
You may have current tax liabilities on distributions you reinvest in our common stock.
Under the dividend reinvestment plan, if you own shares of our common stock registered in your own name, you will have all cash distributions automatically reinvested in additional shares of our common stock unless you opt out of the dividend reinvestment plan by delivering notice by phone, internet or in writing to the plan administrator at least three days prior to the payment date of the next dividend or distribution. If you have not “opted out” of the dividend reinvestment plan, you will be deemed to have received, and be required to include income for U.S. federal income tax purposes, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your U.S. federal income tax liability on the value of the common stock received.
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
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a U.S. federal income tax at corporate rates (and any applicable state and local taxes).
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
In December 2015 the United Nations, of which the United States is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
The Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities.
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
We and our service providers are currently impacted by restrictions being enacted by governments and private entities in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including an increase in the ability of employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.
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
Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.
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
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the United States and many other economies have recently experienced. Among other things, these companies:
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
Our portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2022, our investments in the software and the business services industries represented approximately 27.9% and 18.4%, respectively, of the fair value of our portfolio. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.
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
Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited.
In November 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4.

In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
LIBOR, the London Interbank Offered Rate, is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the ICE Benchmark Administration ("IBA") (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.
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
New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interst Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace US dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference US dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. Regulation ZZ could apply to certain of our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our

LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, to negotiate modifications to credit agreements governing such instruments, in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.
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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of our affiliates, including NMF SLF Inc., New Mountain Guardian III BDC, L.L.C. and New Mountain Guardian IV BDC, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
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
Item 3.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2022. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Distributions
New Mountain Finance Corporation's ("NMFC", the "Company", "we", "us" or "our") common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of our common stock, the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and the quarterly distributions per share for each fiscal quarter for the years ended December 31, 2022 and December 31, 2021.

		Closing Sales Price (2)
Fiscal Year Ended	NAV Per Share (1)	High	Low	(Discount) Premium of High Closing Sales Price to NAV (3)	(Discount) Premium of Low Closing Sales Price to NAV (3)	Declared Distributions Per Share (4)(5)
December 31, 2022
Fourth Quarter	$13.02	$12.80	$11.40	(1.71)%	(12.46)%	$0.32
Third Quarter	$13.20	$13.50	$11.26	2.27%	(14.70)%	$0.30
Second Quarter	$13.42	$13.91	$11.20	3.65%	(16.54)%	$0.30
First Quarter	$13.56	$13.85	$12.94	2.14%	(4.57)%	$0.30
December 31, 2021
Fourth Quarter	$13.49	$14.07	$13.14	4.30%	(2.59)%	$0.30
Third Quarter	$13.26	$13.65	$12.83	2.94%	(3.24)%	$0.30
Second Quarter	$13.33	$13.68	$12.55	2.63%	(5.85)%	$0.30
First Quarter	$12.85	$13.39	$11.36	4.20%	(11.60)%	$0.30

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
As of February 23, 2023, we had twelve stockholders of record and one beneficial owner whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. Since our initial public offering on May 19, 2011, our shares of common stock have traded at times at both a discount and a premium to the net assets attributable to those shares. As of February 23, 2023, our shares of common stock traded at a discount of approximately 1.2% of the NAV attributable to those shares as of December 31, 2022. It is not possible to predict whether the shares offered hereby will trade at, above, or below NAV.
Distributions
We intend to pay quarterly distributions to our stockholders in amounts sufficient to maintain our status as a regulated investment company ("RIC"). We intend to distribute approximately our entire net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment. The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital, which is a return of a portion of a stockholders original investment in our common stock, for U.S. federal income tax purposes. Generally, a return of capital will reduce an investor's adjusted tax basis in our stock for U.S. federal income tax purposes, which will result in a higher tax liability when the stock is sold. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.
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
Unregistered Sales of Equity Securities
We did not engage in unregistered sales of equity securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the year ended December 31, 2022, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 198,058 shares of our common stock for $2.4 million in the open market in order to satisfy the reinvestment portion of our distribution.
The following table outlines purchases by our dividend reinvestment administrator of our common stock for this purpose during the year ended December 31, 2022.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2022	—	$—	—	$—
February 2022	—	—	—	—
March 2022	—	—	—	—
April 2022	—	—	—	—
May 2022	—	—	—	—
June 2022	—	—	—	—
July 2022	97,086	12.20	—	—
August 2022	—	—	—	—
September 2022	—	—	—	—
October 2022	100,972	11.66	—	—
November 2022	—	—	—	—
December 2022	—	—	—	—
Total	198,058	$11.92	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2022, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2023 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the year ended December 31, 2022.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2022. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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
04/29/22
08/31/22
12/30/22
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	N/A	(1)
Offering expenses borne by us (as a percentage of offering price)	N/A	(2)
Dividend reinvestment plan expenses (per sales transaction fee)	$15.00	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock)
Base management fees	3.55%	(4)
Incentive fees payable under the Investment Management Agreement	2.27%	(5)
Interest payments on borrowed funds	8.40%	(6)
Other expenses	0.82%	(7)
Acquired fund fees and expenses	2.08%	(8)
Total annual expenses	17.12%	(9)
Base management fee waiver	(0.33)%	(10)
Total annual expenses after the base management fee waiver	16.79%	(9)(10)

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
(4)The base management fee as of November 1, 2021 pursuant to Amendment No. 1 to the Investment Management Agreement is based on an annual rate of 1.4% of our average gross assets for the two most recent quarters, which equals our total assets on the Consolidated Statements of Assets and Liabilities less cash and cash equivalents. Prior to November 1, 2021, pursuant to the Investment Management Agreement, the base management fee was calculated at an annual rate of 1.75% of our average gross assets for the two most recent quarters less (i) the borrowings under the New Mountain SPV Funding LLC Loan and Security Agreement, as amended and restated, dated October 27, 2020 (the "SLF Credit Facility") and (ii) cash and cash equivalents. We have not invested, and currently do not invest, in derivatives. To the extent we invest in derivatives in the future, we will use the actual value of the derivatives, as reported on our Consolidated Statements of Assets and Liabilities, for purposes of calculating our base management fee. The base management fee reflected in the table above is based on the year ended December 31, 2022 and is calculated without deducting any management fees waived.
(5)Assumes that annual incentive fees earned by the Investment Adviser remain consistent with the gross incentive fees earned by the Investment Adviser during the year ended December 31, 2022 and calculated without deducting any incentive fees waived. As of December 31, 2022, we did not have a capital gains incentive fee accrual. As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Management Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2022. For more detailed information about the incentive fee calculations, see Item 1 — Business — Investment Management Agreement in this Annual Report on Form 10-K.
(6)We may borrow funds from time to time to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if the economic situation is otherwise conducive to doing so. The costs associated with these borrowings are indirectly borne by our stockholders. As of December 31, 2022, we had $619.0 million, $40.4 million, $186.4 million, $316.8 million, $531.5 million, $300.0 million and $3.8 million of indebtedness outstanding under the Holdings Credit Facility, the NMFC Credit Facility, the DB Credit Facility, the Convertible Notes, the Unsecured Notes, the SBA-guaranteed debentures and the NMNLC Credit Facility II, respectively. Under the NMFC Credit Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, we had borrowings denominated in British Pound Sterling ("GBP") of £22.9 million and Euro ("EUR") of €0.7 million that have been converted to United States dollars. For purposes of this calculation, we have assumed the December 31, 2022 amounts outstanding under the Holdings Credit Facility, NMFC Credit Facility, DB Credit Facility, Convertible Notes, Unsecured Notes, SBA-guaranteed debentures and NMNLC Credit Facility II, and have computed interest expense using an assumed interest rate of 6.3% for the Holdings Credit Facility, 5.8% for the NMFC Credit Facility, 7.3% for the DB Credit Facility, 6.9% for the Convertible Notes, 4.8% for the Unsecured Notes, 2.7% for the SBA-guaranteed debentures and 6.6% for the NMNLC Credit Facility II, which were the rates payable as of December 31, 2022. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K.
(7)"Other expenses" include our overhead expenses, including payments by us under the Administration Agreement based on the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. Pursuant to the Administration Agreement, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. This expense ratio is calculated without deducting any expenses waived or reimbursed by the Administrator. For the year ended December 31, 2022, the indirect administrative expenses that our Administrator did not waive of approximately $2.2 million represented approximately 0.07% of our gross assets. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.
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
(10)Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2023, the Investment Adviser entered into a fee waiver agreement (the “Fee Waiver Agreement”) pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. The base management fee waiver reflected in the table above is based on the base management fees waived during the year ended December 31, 2022. See Item 8 — Financial Statements and Supplementary Data — Note 5. Agreements in this Annual Report on Form 10-K.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return without realization of any capital gains	$149	$400	$601	$944
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return completely in the form of net realized capital gains	$157	$419	$625	$965
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

Financial Highlights
The following information sets forth NMFC's financial highlights for the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per share data(1):
Net asset value at the beginning of the period	$13.49	$12.62	$13.26	$13.22	$13.63
Net investment income	1.18	1.21	1.20	1.37	1.39
Net realized and unrealized (losses) gains(2)	(0.43)	0.86	(0.60)	0.03	(0.44)
Total net increase	0.75	2.07	0.60	1.40	0.95
Distributions declared to stockholders from net investment income	(1.22)	(1.20)	(1.24)	(1.36)	(1.36)
Net asset value at the end of the period	$13.02	$13.49	$12.62	$13.26	$13.22
Per share market value at the end of the period	$12.37	$13.70	$11.36	$13.74	$12.58
Total return based on market value(3)	(0.56)%	31.91%	(5.24)%	20.45%	2.70%
Total return based on net asset value(4)	5.71%	16.97%	5.52%	10.90%	7.16%
Shares outstanding at end of period	100,937,026	97,907,441	96,827,342	96,827,342	76,106,372
Average weighted shares outstanding for the period	100,202,847	96,952,959	96,827,342	85,209,378	76,022,375
Average net assets for the period	$1,344,266	$1,261,338	$1,168,043	$1,154,615	$1,026,313
Ratio to average net assets:
Net investment income	8.82%	9.32%	10.05%	10.15%	10.33%
Total expenses, before waivers/reimbursements	13.35%	13.11%	14.56%	14.87%	12.90%
Total expenses, net of waivers/reimbursements	13.01%	12.05%	13.39%	13.80%	12.22%
Average debt outstanding—Holdings Credit Facility	$581,367	$478,016	$526,645	$598,129	$384,433
Average debt outstanding—Convertible Notes (5)	228,806	201,250	201,250	234,332	197,058
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000	285,852	179,408	158,471
Average debt outstanding—Unsecured Notes	526,829	516,611	453,250	414,949	266,296
Average debt outstanding—NMFC Credit Facility(6)	133,053	132,685	155,497	105,533	117,719
Average debt outstanding—DB Credit Facility(7)	209,898	209,307	233,649	113,967	49,833
Average debt outstanding—NMNLC Credit Facility(8)	—	—	—	1,471	3,570
Average debt outstanding—NMNLC Credit Facility II(9)	7,195	3,501	—	—	—
Asset coverage ratio(10)	177.42%	181.21%	180.68%	173.98%	181.37%
Portfolio turnover	18.01%	35.33%	15.43%	11.58%	36.75%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018 were $0.01, $(0.01), $0.00, $0.08 and $0.00, respectively.
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
(5)For the year ended December 31, 2022, average debt outstanding includes the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that have been converted to U.S. dollars. As of December 31, 2021, the Company had borrowings denominated in GBP of £16,400 that has been converted to U.S. dollars.
(7)For the year ended December 31, 2018, average debt outstanding represents the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K for details.
(8)For the year ended December 31, 2020, average debt outstanding represents the period from January 1, 2020 to September 23, 2020 (maturity of the NMNLC Credit Facility). For the year ended December 31, 2018, average debt outstanding represents the period from September 21, 2018 (commencement of the NMNLC Credit Facility) to December 31, 2018. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Borrowings in this Annual Report on Form 10-K for details.
(9)For the year ended December 31, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to December 31, 2021.
(10)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

The following information sets forth NMFC's financial highlights for the years ended December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Per share data(1):
Net asset value at the beginning of the period	$13.46	$13.08	$13.83	$14.38	$14.06
Net investment income	1.38	1.36	1.38	1.10	—
Net realized and unrealized gains (losses)(2)	0.15	0.38	(0.77)	(0.80)	—
Net increase (decrease) in net assets resulting from operations allocated from NMF Holdings:
Net investment income(3)	—	—	—	0.44	1.45
Net realized and unrealized gains (losses)(2)(3)	—	—	—	0.19	0.35
Total net increase	1.53	1.74	0.61	0.93	1.80
Dividends declared to stockholders from net investment income	(1.36)	(1.36)	(1.36)	(1.36)	(1.45)
Dividends declared to stockholders from net realized gains	—	—	—	(0.12)	(0.03)
Net asset value at the end of the period	$13.63	$13.46	$13.08	$13.83	$14.38
Per share market value the end of the period	$13.55	$14.10	$13.02	$14.94	$15.04
Total return based on market value(4)	5.54%	19.68%	(4.00)%	9.66%	11.62%
Total return based on net asset value(5)	11.77%	13.98%	4.32%	6.56%	13.27%
Shares outstanding at end of period	75,935,093	69,717,814	64,005,387	57,997,890	45,224,755
Average weighted shares outstanding for the period	74,171,268	64,918,191	59,715,290	51,846,164	35,092,722
Average net assets for the period	$1,011,562	$863,193	$832,805	$749,732	$502,822
Ratio to average net assets(6):
Net investment income	10.10%	10.21%	9.91%	10.68%	10.10%
Total expenses, before waivers/reimbursements	10.23%	9.91%	9.28%	7.65%	8.53%
Total expenses, net of waivers/reimbursements	9.45%	9.27%	8.57%	7.41%	8.13%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for dividends declared to stockholders which is based on actual rate per share).
(2)Includes the accretive effect of common stock issuances per share, which for the years ended December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013 were $0.05, $0.02, $0.06, $0.05, and $0.04 respectively.
(3)For the years ended December 31, 2014 and December 31, 2013, per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.
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
(6)Ratio to average net assets for the years ended December 31, 2014 and December 31, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned. For the year ended December 31, 2014, the Company is reflecting its net investment income and expenses as well as its proportionate share of the Predecessor Operating Company's net investment income and expenses. For the year ended December 31, 2013, the Company is reflecting its proportionate share of the Predecessor Operating Company's net investment income and expenses.

The following information sets forth the financial highlights for NMFC for the years ended December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 and NMF Holdings for the year ended December 31, 2013.

	NMFC Year Ended December 31,				NMF Holdings Year Ended December 31,
	2017	2016	2015	2014	2013
Average debt outstanding—Holdings Credit Facility(1)	$345,174	$341,055	$394,945	$243,693	$184,124
Average debt outstanding—SLF Credit Facility(2)	—	—	—	208,377	214,317
Average debt outstanding—Convertible Notes(3)	155,250	125,227	115,000	115,000	—
Average debt outstanding—SBA-guaranteed debentures(4)	132,572	119,819	71,921	29,167	—
Average debt outstanding—NMFC Credit Facility(5)	54,853	66,876	60,477	11,227	—
Average debt outstanding—Unsecured Notes(6)	117,877	65,500	—	—	—
Asset coverage ratio(7)	240.76%	259.34%	234.05%	226.70%	257.73%
Portfolio turnover(8)	41.98%	36.07%	33.93%	29.51%	40.52%

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

The following table sets forth selected financial and other data for NMF Holdings when it was the Predecessor Operating Company for the year ended December 31, 2013.

Year Ended December 31,
2013
Total return based on net asset value(1)	13.27%
Average net assets for the period	$630,156
Ratio to average net assets:
Net investment income	10.10%
Total expenses (gross)	8.64%
Total expenses (net of reimbursable expenses)	8.13%
Net assets, end of year	$688,516
Average debt outstanding—Holdings Credit Facility	$184,124
Average debt outstanding—SLF Credit Facility	$214,317
Weighted average common membership units outstanding for the year	44,021,920
Asset coverage ratio	257.73%
Portfolio turnover	40.52%

(1)Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the respective year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. Total return does not reflect sales load.

Item 6.    Reserved

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in this Annual Report on Form 10-K.
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

Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through December 31, 2022, we raised approximately $945.6 million in net proceeds from additional offerings of our common stock.
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
•NMF Ancora Holdings, Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); we consolidate our tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.

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
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2022, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and education.
As of December 31, 2022, our net asset value was approximately $1,314.5 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,221.2 million in 107 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 11.3% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 10.0%. The

YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use LIBOR, SONIA, SOFR and EURIBOR curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR, SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On January 24, 2023, our board of directors declared a first quarter 2023 distribution of $0.32 per share payable on March 31, 2023 to holders of record as of March 17, 2023.
On January 30, 2023, we caused notices to be issued to holders of our 2018A Unsecured Notes regarding the exercise of our option to repay all of the $90.0 million in aggregate principal amount of issued and outstanding 2018A Unsecured Notes, which was repaid on January 27, 2023.
On February 27, 2023, Shiraz Y. Kajee, Chief Financial Officer and Treasurer, resigned, effective April 1, 2023. Mr. Kajee's departure is not related to any disagreement relating to our accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise). Mr. Kajee will remain in his current capacity through his departure on April 1, 2023. We have engaged an executive search firm to find our next Chief Financial Officer.
Our board of directors will appoint Laura C. Holson as the interim Chief Financial Officer and Treasurer upon Mr. Kajee's departure, which will become effective April 1, 2023, until we complete our search for Mr. Kajee's permanent successor. In addition, Ms. Holson will continue in her role as Chief Operating Officer. The Investment Adviser believes that its management team, with the overall support of New Mountain Capital, is adequately staffed to support our business.

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
Basis of Accounting
We consolidate our wholly-owned direct and indirect subsidiaries: NMF Holdings, NMF Servicing, NMFDB, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB, NMF TRM, NMF Pioneer and

NMF OEC and our majority-owned consolidated subsidiary, NMNLC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2022.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2022.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2022, we and SkyKnight II have committed and contributed $140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of LIBOR plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of December 31, 2022 and December 31, 2021, SLP III had total investments with an aggregate fair value of approximately $639.3 million and $702.1 million, respectively, and debt outstanding under its credit facility of $512.1 million and $510.9 million, respectively. As of December 31, 2022 and December 31, 2021, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2022 and December 31, 2021, SLP III had unfunded commitments in the form of delayed draws of $2.9 million and $4.6 million, respectively.

Below is a summary of SLP III's portfolio as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
First lien investments (1)	$690,017	$709,517
Weighted average interest rate on first lien investments (2)	8.51%	4.50%
Number of portfolio companies in SLP III	83	80
Largest portfolio company investment (1)	$18,197	$23,489
Total of five largest portfolio company investments (1)	$85,948	$95,504

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for a listing of the individual investments in SLP III's portfolio as of December 31, 2022 and December 31, 2021, and additional information on certain summarized financial information for SLP III as of December 31, 2022 and December 31, 2021 and for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2022, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2022 and December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $473.8 million and $504.9 million, respectively, and debt outstanding under its credit facility of $365.5 million and $360.1 million, respectively. As of December 31, 2022 and December 31, 2021, none of SLP IV’s investments were on non-accrual. Additionally, as of December 31, 2022 and December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $2.0 million and $6.1 million, respectively.
Below is a summary of SLP IV's consolidated portfolio as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
First lien investments (1)	$510,372	$513,298
Weighted average interest rate on first lien investments (2)	8.54%	4.64%
Number of portfolio companies in SLP IV	74	68
Largest portfolio company investment (1)	$21,982	$22,215
Total of five largest portfolio company investments (1)	$93,734	$99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

See Item 8.—Financial Statements and Supplementary Data—Note 3. Investments in this Annual Report on Form 10-K for a listing of individual investments in SLP IV's consolidated portfolio as of December 31, 2022 and December 31, 2021, and additional information on certain summarized financial information for SLP IV as of December 31, 2022 and December 31, 2021, for the year ended December 31, 2022 and for the period from May 5, 2021 to December 31, 2021.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of December 31, 2022.

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
Below is certain summarized property information for NMNLC as of December 31, 2022:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2022
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$95,333
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	16,172
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,481
					$120,986
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2022 and December 31, 2021, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $16.5 million and $21.4 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
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

On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of December 31, 2022 and December 31, 2021, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $8.0 million and $10.4 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2022 and December 31, 2021, we recognized PIK and non-cash interest from investments of approximately $17.3 million and $23.3 million, respectively, and PIK and non-cash dividends from investments of approximately $22.5 million and $19.5 million, respectively.
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

The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green, with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Rating of our portfolio companies as of December 31, 2022:

(in millions)	As of December 31, 2022
Investment Rating	Cost	Percent	Fair Value	Percent
Red	$72.0	2.2%	$24.3	0.7%
Orange	66.5	2.0%	42.7	1.3%
Yellow	216.0	6.6%	184.0	5.8%
Green	2,935.5	89.2%	2,986.8	92.2%
	$3,290.0	100.0%	$3,237.8	100.0%
As of December 31, 2022, all investments in our portfolio had a Green Risk Rating with the exception of nine portfolio companies that had a Yellow Risk Rating, five portfolio companies that had an Orange Risk Rating and two portfolio companies that had a Red Risk Rating.
During the third quarter of 2022, we placed our first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of December 31, 2022, our first lien positions in Ansira on non-accrual status had an aggregate cost basis of $41.4 million, an aggregate fair value of $18.6 million, total unearned interest income of $2.1 million for the year then ended. As of December 31, 2022, Ansira has a Red Risk Rating.
As of December 31, 2022, our aggregate principal amount of our second lien term loan in Integro Parent Inc. ("Integro") was $11.5 million. During the second quarter of 2022, we placed an aggregate principal amount of $4.0 million of our second lien position on non-accrual status. As of December 31, 2022, our position in Integro on non-accrual status had an aggregate cost basis of $3.9 million, an aggregate fair value of $3.1 million, total unearned interest income of $0.4 million and total unearned other income of $0.0 million for the year then ended. As of December 31, 2022, Integro has a Green Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of December 31, 2022, our second lien positions in National HME had an aggregate cost basis of $25.3 million, an aggregate fair value of $5.4 million. During the fourth quarter of 2022, we reversed $11.2 million of previously recorded PIK interest in National HME and $1.5 million of previously recorded other income in NHME Holdings Corp. as we believe this PIK interest and other income will ultimately not be collectible. As of December 31, 2022, National HME and NHME Holdings Corp. have a Red Risk Rating.
As of December 31, 2022, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $30.4 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.1 million of our first lien term loans on non-accrual status. As of December 31, 2022, our positions in AAC on non-accrual status had an aggregate cost basis of $13.0 million, an aggregate fair value of $8.2 million and total unearned interest income of $1.5 million for the year then ended. As of December 31, 2022, AAC has an Orange Risk Rating.
During the third quarter of 2021, we placed our second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of December 31, 2022, our second lien position in Sierra had an aggregate cost basis of $0.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the year then ended. As of December 31, 2022, Sierra has a Red Risk Rating.

During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of December 31, 2022, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $6.7 million for the year then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of December 31, 2022, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $6.5 million and total unearned dividend income of approximately $4.7 million for the year then ended. As of December 31, 2022, UniTek has a Green Risk Rating.

During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. As of December 31, 2022, Education Management Corporation had an aggregate cost basis of $1.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the year then ended. As of December 31, 2022, Education Management Corporation has an Orange Risk Rating.
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of December 31, 2022, our investment in this security has a Yellow Risk Rating and has an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $16.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,221.2 million in 107 portfolio companies at December 31, 2022 and approximately $3,174.4 million in 106 portfolio companies at December 31, 2021.
The following table shows our portfolio and investment activity for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
(in millions)	2022	2021
New investments in 50 and 62 portfolio companies, respectively	$620.7	$1,134.9
Debt repayments in existing portfolio companies	395.1	857.8
Sales of securities in 9 and 13 portfolio companies, respectively	188.8	208.9
Change in unrealized appreciation on 21 and 36 portfolio companies, respectively	81.3	136.7
Change in unrealized depreciation on 92 and 92 portfolio companies, respectively	(165.4)	(44.3)

Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 15. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.

Results of Operations for the Years Ended December 31, 2022 and December 31, 2021
Results of Operations for the fiscal year ended December 31, 2020 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in NMFC's Annual Report on Form 10-K filed on February 28, 2022, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2022	2021
Total interest income	$212,193	$189,581
Total dividend income	65,885	62,347
Other income	16,552	19,031
Total investment income	$294,630	$270,959
Our total investment income increased by approximately $23.7 million, or 9%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For the year ended December 31, 2022, total investment income of $294.6 million consisted of approximately $186.8 million in cash interest from investments, approximately $17.3 million in PIK and non-cash interest from investments, approximately $2.5 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $5.6 million, approximately $43.3 million in cash dividends from investments, approximately $22.5 million in PIK and non-cash dividends from investments and approximately $16.6 million in other income. The increase in interest income of approximately $22.6 million from the year ended December 31, 2021 to the year ended December 31, 2022, was primarily due to higher SOFR and LIBOR rates on larger invested balances, which was partially offset by the reversal of $11.2 million of previously recorded PIK interest income related to our second lien positions in National HME, Inc., which was deemed to no longer be collectible. The increase in dividend income from the year ended December 31, 2021 to the year ended December 31, 2022 was primarily due to an increase in cash dividends from our investments in SLP III, SLP IV and NMNLC and PIK dividends related to new investments. Other income during the year ended December 31, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 40 different portfolio companies. In addition, total other income during the year ended December 31, 2022 included a reversal of $1.5 million of consultant fees previously recorded as other income related to our ordinary shares in NHME Holdings Corp., which was deemed to no longer be collectible.
Operating Expenses

	Year Ended December 31,
(in thousands)	2022	2021
Management fee	$46,617	$52,960
Less: management fee waiver	(4,402)	(13,104)
Total management fee	42,215	39,856
Total incentive fee	29,901	29,710
Interest and other financing expenses	92,421	73,098
Administrative fees	4,131	4,461
Professional fees	3,433	3,197
Other general and administrative expenses	2,338	1,923
Total expenses	174,439	152,245
Less: expenses waived and reimbursed	(238)	(244)
Net expenses before income taxes	174,201	152,001
Income tax expense	825	118
Net expenses after income taxes	$175,026	$152,119
Our total net operating expenses increased by approximately $22.9 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Our management fee, net of a management fee waiver, increased by approximately $2.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in management fees was attributable to higher invested balances. Our incentive fee for the year ended December 31, 2022 as compared to the year ended December 31, 2021 remained relatively flat.

Interest and other financing expenses increased by approximately $19.3 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to higher LIBOR rates on our floating rate borrowings and higher interest expense on our 2022A Unsecured Notes, issued in the second quarter, and our 2022 Convertibles Notes, issued in the fourth quarter. Higher interest expense was partially offset by lower interest expense on our 2017A Unsecured Notes, which were fully repaid in the third quarter, and lower interest expense on the 2018 Convertible Notes, which were partially repaid in the fourth quarter as a result of our tender offer to purchase $84.4 million aggregate principal amount of outstanding 2018 Convertible Notes. Our total professional fees, administrative fees, net of expenses waived and reimbursed, and other general and administrative expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2022	2021
Net realized gains (losses) on investments	52,703	$(3,864)
Net realized gains on foreign currency	827	15
Net change in unrealized (depreciation) appreciation of investments	(84,134)	92,386
Net change in unrealized depreciation on foreign currency	(1,115)	(81)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(4,883)	—
Provision for taxes	(8,474)	(114)
Net realized and unrealized (losses) gains	$(45,076)	$88,342
Our net realized gains and unrealized losses resulted in a net loss of approximately $45.1 million for the year ended December 31, 2022 compared to the net realized losses and unrealized gains resulting in a net gain of approximately $88.3 million for the same period in 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2022 was primarily driven by unrealized depreciation on our investments in NM CLFX LP, Ansira, National HME and TVG-Edmentum Holdings, LLC, which was partially offset by unrealized appreciation in Haven Midstream LLC, Unitek and New Permian Holdco, Inc. and realized gains in NM GLCR LP and Haven Midstream Holdings LLC. The provision for income taxes was primarily attributable to our equity investment in Haven Midstream Holdings LLC that is held as of December 31, 2022. The net gain for the year ended December 31, 2021 was primarily driven by realized gains and unrealized appreciation on our investments in TVG-Edmentum Holdings, LLC and unrealized appreciation on our investments in New Benevis Topco, LLC, NM CLFX LP and NM GLCR LP, which offset realized losses on our investments in Tenawa Resource Holdings LLC and unrealized depreciation on our investments in AAC and UniTek. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation

	Year Ended December 31,
(in thousands)	2022	2021	2020
Total investment income	$294,630	$270,959	$273,711
Net expenses after income taxes	175,026	152,119	156,367
Net investment income	119,604	118,840	117,344
Less: Net investment income related to non-controlling interests in NMNLC	1,107	1,326	812
Net investment income related to NMFC	$118,497	$117,514	$116,532

Net change in realized gains (losses) on investments	52,703	(3,864)	(3,614)
Net change in realized gains on NMNLC	—	—	812
Net change in realized gains on foreign currency	827	15	—
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	4,054	—	—
Net change in realized gains (losses) of investments related to NMFC	$49,476	$(3,849)	$(2,802)

Net change in unrealized (depreciation) appreciation of investments	(84,134)	92,386	(52,906)
Net change in unrealized depreciation of NMNLC	—	—	(812)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(4,883)	—	—
Net change in unrealized depreciation on foreign currency	(1,115)	(81)	—
(Provision) benefit for taxes	(8,474)	(114)	1,013
Less: Net change in unrealized (depreciation) appreciation of investments related to non-controlling interest in NMNLC	(5,365)	4,457	2,552
Net change in unrealized (depreciation) appreciation of investments related to NMFC	$(93,241)	$87,734	$(55,257)
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through December 31, 2022, we raised approximately $945.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2022, our asset coverage ratio was 177.42%.

At December 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $71.2 million and $58.1 million, respectively. Our cash provided by (used in) operating activities during the years ended December 31, 2022 and December 31, 2021, was approximately $35.0 million and $(22.1) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
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
For the year ended December 31, 2022, we sold 2,950,300 shares of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $40.0 million, including $0.4 million of offering expenses from these sales. For the year ended December 31, 2021, we sold 914,175 shares of common stock under the Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $12.4 million, including $0.2 million of offering expenses, from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2022 and December 31, 2021, shares representing approximately $196.9 million and $237.4 million, respectively, of our common stock remains available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $224.1 million and $215.4 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2022 and December 31, 2021, we had commitment letters to purchase investments in an aggregate par amount of $45.6 million and $6.8 million, respectively. As of December 31, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of December 31, 2022, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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
As of December 31, 2022 and December 31, 2021, the outstanding balance on the Holdings Credit Facility was $619.0 million and $545.3 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Holdings Credit Facility for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
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
As of December 31, 2022, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
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
As of December 31, 2022 and December 31, 2021, the outstanding balance on the NMFC Credit Facility was $40.4 million and $127.2 million, respectively, which included £22.9 million and £16.4 million, respectively, denominated in British Pound Sterling ("GBP") and €0.7 million and €0.0 million. respectively, denominated in Euro ("EUR") that have been converted to U.S. dollars. NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the NMFC Credit Facility for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of December 31, 2022, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the years ended December 31, 2022 and December 31, 2021, amortization of financing costs were each less than $50.0 thousand, respectively.
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
As of December 31, 2022, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
As of December 31, 2022 and December 31, 2021, the outstanding balance on the DB Credit Facility was $186.4 million and $226.3 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the DB Credit Facility for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
NMNLC Credit Facilities —The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, by and between NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender (the "NMNLC Revolving Credit Agreement"), was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by us and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.
The NMNLC Credit Facility bore interest at a rate of LIBOR plus 2.50% per annum or the prime rate plus 1.50% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.15% per annum (as defined in the
NMNLC Revolving Credit Agreement). See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in
this Annual Report on Form 10-K for additional information on costs incurred on the NMNLC Credit Facility for the year ended December 31, 2020.
The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the amendment on November 1, 2022, NM CLFX LP has been added as a co-borrower and the NMNLC CA will mature on November 1, 2024. The NMNLC Credit Facility II is guaranteed by us and proceeds from the NMNLC Credit Facility II are able to be used for refinancing existing loans on the properties held.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). From December 7, 2021 to November 1, 2022, the NMNLC Credit Facility II bore interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.75% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.25%.
Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20 million. As of the March 16, 2022 amendment and effective May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10 million. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $27.5 million, of which $26.3 million is outstanding for all borrowers. As of December 31, 2022 and December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $3.8 million and $15.2 million, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the NMNLC Credit Facility for the year ended December 31, 2020 and on the NMNLC Credit Facility II for the years ended December 31, 2022 and December 31, 2021.
Convertible Notes
2018 Convertible Notes—On August 20, 2018, we closed a registered public offering of $100.0 million aggregate principal amount of unsecured convertible notes (the “2018 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a first supplemental indenture thereto, dated August 20, 2018 (together the “2018A Indenture”). On August 30, 2018, in connection with the registered public offering, we issued an additional $15.0 million aggregate principal amount of the 2018 Convertible Notes pursuant to the exercise of an overallotment option by the underwriter of the 2018 Convertible Notes. On June 7, 2019, we closed a registered public offering of an additional $86.3 million aggregate principal amount of the 2018 Convertible Notes. These additional 2018 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $115.0 million aggregate principal amount of 2018 Convertible Notes that we issued in August 2018.
The 2018 Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on February 15 and August 15 of each year. The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018A Indenture. We may not redeem the 2018 Convertible Notes prior to May 15, 2023. On or after May 15, 2023, we may redeem the 2018 Convertible Notes for cash, in whole or from time to time in part, at our option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100.0% of the principal amount of the 2018 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.
On November 4, 2022, we launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 4, 2022, up to $201.25 million aggregate principal amount of outstanding 2018 Convertible Notes for cash in an amount equal to $1,000 per $1,000 principal amount of 2018 Convertible Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "Tender Offer"). The Tender Offer expired on December 6, 2022. As of the expiration of the Tender Offer, $84.43 million aggregate principal amount of the 2018 Convertible Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. The Company accepted for purchase all of the 2018 Convertible Notes that were validly tendered and not validly withdrawn at the expiration of the Tender Offer. Following settlement of the Tender Offer on December 9, 2022, approximately $116.8 million aggregate principal amount of the 2018 Convertible Notes remained outstanding.
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
2022 Convertible Notes—On November 2, 2022, we closed a registered public offering of $200.0 million aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a third supplemental indenture thereto, dated November 2, 2022 (together the “2018C Indenture”).
The 2022 Convertible Notes bear interest at an annual rate of 7.50%, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2023. The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018C Indenture. We may not redeem the 2022 Convertible Notes prior to July 15, 2025. On or after July 15, 2025, we may redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at our option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2022 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.

The following table summarizes certain key terms related to the convertible features of the 2018 Convertible Notes and the 2022 Convertible Notes (the "Convertible Notes") as of December 31, 2022:

	2018 Convertible Notes	2022 Convertible Notes
Initial conversion premium	10.0%	N/A
Initial conversion rate(1)	65.8762	70.4225
Initial conversion price	$15.18	$14.20
Conversion premium at December 31, 2022	10.0%	N/A
Conversion rate at December 31, 2022(1)(2)	65.8762	70.5365
Conversion price at December 31, 2022(2)(3)	$15.18	$14.18
Last conversion price calculation date	August 20, 2022	December 16, 2022

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of our Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at December 31, 2022 on the 2018 Convertible Notes was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary. The conversion price in effect at December 31, 2022 on the 2022 Convertible Notes was calculated on December 16, 2022.
The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter for the 2018 Convertible Notes and $0.30 per share per quarter for the 2022 Convertible Notes and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $13.80 per share for the 2018 Convertible Notes and $12.38 per share for the 2022 Convertible Notes. In no event will the total number of shares of common stock issuable upon conversion exceed 72.4637 per $1 principal amount of the 2018 Convertible Notes and 80.7754 per $1 principal amount of the 2022 Convertible Notes. We have determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
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
As of December 31, 2022 and December 31, 2021 the outstanding balance on the 2018 Convertible Notes was $116.8 million and $201.2 million, respectively. As of December 31, 2022, the outstanding balance on the 2022 Convertible notes was $200.0 million. NMFC was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such date.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Convertible Notes for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

Unsecured Notes
On May 6, 2016, we issued $50.0 million in aggregate principal amount of our 2016 Unsecured Notes (the "2016 Unsecured Notes"), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, we entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40.0 million in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, we repaid all $90.0 million in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On July 15, 2022, we caused notices to be issued to holders of our 2017A Unsecured Notes regarding the exercise of our option to repay all of our $55.0 million in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that matured on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, we issued $116.5 million in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On January 29, 2021, we issued $200.0 million in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, we issued $75.0 million in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bore interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, which commenced on July 29, 2021. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 14, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
On September 25, 2018, we closed a registered public offering of $50.0 million in aggregate principal amount of our 5.75% Unsecured Notes that mature on October 1, 2023 (the "5.75% Unsecured Notes", together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes and 2022A Unsecured Notes, the "Unsecured Notes"), pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, we issued an additional $1.8 million aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.
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

As of December 31, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $531.5 million and $511.5 million, respectively, and we were in compliance with the terms of the NPA as of such dates, as applicable.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Unsecured Notes for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
SBA-guaranteed debentures—On August 1, 2014 and August 25, 2017, respectively, SBIC I and SBIC II received SBIC licenses from the SBA to operate as SBICs.
The SBIC license allows SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse to us and have a ten year maturity with interest payable semi-annually. The principal amount of SBA-guaranteed debentures may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with ten year maturities. The SBA, as a creditor, will have a superior claim to the assets of SBIC I and SBIC II over our stockholders in the event SBIC I and SBIC II are liquidated or the SBA exercises remedies upon an event of default.
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
As of December 31, 2022 and December 31, 2021, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of December 31, 2022 and December 31, 2021, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2022 and December 31, 2021, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
See Item 8.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Annual Report on Form 10-K for additional information and costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$619.0	$—	$—	$619.0	$—
Unsecured Notes(2)	531.5	140.0	116.5	275.0	—
Convertible Notes(3)	316.8	116.8	200.0	—	—
SBA-guaranteed debentures(4)	300.0	—	103.8	30.9	165.3
DB Credit Facility(5)	186.4	—	—	186.4	—
NMFC Credit Facility(6)	40.4	—	—	40.4	—
NMNLC Credit Facility II(7)	3.8	—	3.8	—	—
Total Contractual Obligations	$1,997.9	$256.8	$424.1	$1,151.7	$165.3

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($619.0 million as of December 31, 2022) must be repaid on or before April 20, 2026. As of December 31, 2022, there was approximately $111.0 million of possible capacity remaining under the Holdings Credit Facility.
(2)$90.0 million of the 2018A Unsecured Notes matured on January 30, 2023, $50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased, $116.5 million of the 2019A Unsecured Notes will mature on April 30, 2024 unless earlier repurchased, $200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased and $75.0 million of the 2022A Unsecured Notes that will mature on June 15, 2027 unless earlier repurchased.
(3)The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us. The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(4)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(5)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($186.4 million as of December 31, 2022) must be repaid on or before March 25, 2026. As of December 31, 2022, there was approximately $93.6 million of possible capacity remaining under the DB Credit Facility.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($40.4 million, which included £22.9 million denominated in GBP and €0.7 million denominated in EUR that have been converted to U.S. dollars as of December 31, 2022) must be repaid on or before June 4, 2026. As of December 31, 2022, there was approximately $158.2 million of available capacity remaining under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility must be repaid on or before November 1, 2024. As of December 31, 2022, the outstanding borrowings for all borrowers was $26.3 million, of which $3.8 million was outstanding for NMNLC.
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

Distributions and Dividends
Distributions declared and paid to stockholders for the year ended December 31, 2022 totaled $122.4 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the years ended December 31, 2022 and December 31, 2021:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2022
Fourth Quarter	November 2, 2022	December 16, 2022	December 30, 2022	$0.32
Third Quarter	August 3, 2022	September 16, 2022	September 30, 2022	0.30
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
				$1.22
December 31, 2021
Fourth Quarter	October 27, 2021	December 16, 2021	December 30, 2021	$0.30
Third Quarter	July 29, 2021	September 16, 2021	September 30, 2021	0.30
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
				$1.20
Tax characteristics of all distributions paid are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2022 and December 31, 2021, total distributions were $122.4 million and $116.5 million, respectively, of which the distributions were comprised of approximately 70.59% and 90.99%, respectively, of ordinary income, 20.79% and 0.00%, respectively, of long-term capital gains and approximately 8.62% and 9.01%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2022 approximately $2.4 million of indirect administrative expenses were included in administrative expenses, of which approximately $0.2 million were waived by the Administrator. As of December 31, 2022, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the year ended December 31, 2022, the reimbursement to the Administrator represented approximately 0.07% of our gross assets.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions.
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
On March 30, 2020, we entered into the Unsecured Management Company Revolver with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $30.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2022. On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. On December 17, 2021, we entered into Amendment No. 1 to the Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which lowered the interest rate and extended the maturity date from December 31, 2022 to December 31, 2024. Refer to Item 8 — Financial Statements and Supplementary Data — Note 7. Borrowings, for discussion of the Unsecured Management Company Revolver.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. In addition, in a prolonged low interest rate environment, including a reduction of base rates, such as LIBOR, SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2022, certain of the loans held in our portfolio had floating LIBOR, SONIA or SOFR interest rates. As of December 31, 2022, approximately 86.66% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR, SONIA or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 13.34% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR, SONIA or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.08)%
Base Interest Rate	—%
+100 Basis Points	8.34%
+200 Basis Points	16.68%
+300 Basis Points	25.02%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value – Investments — Refer to Footnotes 2, 3, and 4 in the consolidated financial statements

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

February 27, 2023

We have served as the Company's auditor since 2008.

New Mountain Finance Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,523,522 and $2,323,224, respectively)	$2,400,425	$2,283,779
Non-controlled/affiliated investments (cost of $85,971 and $80,801, respectively)	130,787	134,775
Controlled investments (cost of $650,474 and $722,467, respectively)	690,035	755,810
Total investments at fair value (cost of $3,259,967 and $3,126,492, respectively)	3,221,247	3,174,364
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	16,539	21,422
Cash and cash equivalents	71,190	58,077
Interest and dividend receivable	36,154	30,868
Other assets	9,797	11,081
Total assets	$3,354,927	$3,295,812
Liabilities
Borrowings
Holdings Credit Facility	$618,963	$545,263
Unsecured Notes	531,500	511,500
Convertible Notes	316,853	201,417
SBA-guaranteed debentures	300,000	300,000
DB Credit Facility	186,400	226,300
NMFC Credit Facility	40,359	127,192
NMNLC Credit Facility II	3,785	15,200
Deferred financing costs (net of accumulated amortization of $47,531 and $40,713, respectively)	(17,199)	(19,684)
Net borrowings	1,980,661	1,907,188
Management fee payable	10,524	10,164
Incentive fee payable	6,296	7,503
Interest payable	19,627	17,388
Payable for unsettled securities purchased	—	7,910
Payable to affiliates	78	556
Deferred tax liability	8,487	13
Other liabilities	3,063	2,478
Total liabilities	2,028,736	1,953,200
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized and $100,937,026 and $97,907,441 shares issued and outstanding, respectively	1,009	979
Paid in capital in excess of par	1,305,945	1,272,796
Accumulated undistributed earnings	7,519	47,470
Total net assets of New Mountain Finance Corporation	$1,314,473	$1,321,245
Non-controlling interest in New Mountain Net Lease Corporation	11,718	21,367
Total net assets	$1,326,191	$1,342,612
Total liabilities and net assets	$3,354,927	$3,295,812
Number of shares outstanding	100,937,026	97,907,441
Net asset value per share of New Mountain Finance Corporation	$13.02	$13.49

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2022	2021	2020
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$184,367	$159,189	$184,705
PIK interest income	11,767	8,582	9,057
Dividend income	193	915	—
Non-cash dividend income	14,071	10,153	9,235
Other income	9,156	14,106	5,133
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	1,062	1,579	2,042
PIK interest income	1,043	434	(1,083)
Dividend income	—	288	2,611
Non-cash dividend income	4,109	4,835	(3,085)
Other income	250	345	1,282
From controlled investments:
Interest income (excluding PIK interest income)	9,438	5,470	7,803
PIK interest income	4,516	14,327	9,028
Dividend income	43,149	41,659	32,347
Non-cash dividend income	4,363	4,497	7,297
Other income	7,146	4,580	7,339
Total investment income	294,630	270,959	273,711
Expenses
Interest and other financing expenses	92,421	73,098	78,047
Management fee	46,617	52,960	53,032
Incentive fee	29,901	29,710	29,211
Professional fees	3,433	3,197	3,537
Administrative expenses	4,131	4,461	4,408
Other general and administrative expenses	2,338	1,923	1,845
Total expenses	178,841	165,349	170,080
Less: management and incentive fees waived (see Note 5)	(4,402)	(13,104)	(12,811)
Less: expenses waived and reimbursed (see Note 5)	(238)	(244)	(924)
Net expenses	174,201	152,001	156,345
Net investment income before income taxes	120,429	118,958	117,366
Income tax expense	825	118	22
Net investment income	119,604	118,840	117,344
Net realized gains (losses):
Non-controlled/non-affiliated investments	(737)	(3,167)	(4,305)
Non-controlled/affiliated investments	—	8,338	(3,497)
Controlled investments	53,440	(9,035)	4,188
New Mountain Net Lease Corporation	—	—	812
Foreign currency	827	15	—
Net change in unrealized (depreciation) appreciation:
Non-controlled/non-affiliated investments	(81,197)	(23,466)	(47,907)
Non-controlled/affiliated investments	(9,156)	66,505	(3,233)
Controlled investments	6,219	49,347	(1,766)
Securities purchased under collateralized agreements to resell	(4,883)	—	—
Foreign currency	(1,115)	(81)	—
New Mountain Net Lease Corporation	—	—	(812)
(Provision) benefit for taxes	(8,474)	(114)	1,013
Net realized and unrealized (losses) gains	(45,076)	88,342	(55,507)
Net increase in net assets resulting from operations	74,528	207,182	61,837
Less: Net increase (decrease) in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	204	(5,783)	(3,364)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$74,732	$201,399	$58,473
Basic earnings per share	$0.75	$2.08	$0.60
Weighted average shares of common stock outstanding—basic (See Note 12)	100,202,847	96,952,959	96,827,342
Diluted earnings per share	$0.74	$1.91	$0.60
Weighted average shares of common stock outstanding—diluted (See Note 12)	115,426,198	110,210,545	110,084,927
Distributions declared and paid per share	$1.22	$1.20	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Increase (decrease) in net assets resulting from operations
Net investment income	$119,604	$118,840	$117,344
Net realized gains (losses) on investments, New Mountain Net Lease Corporation ("NMNLC") and foreign currency	53,530	(3,849)	(2,802)
Net change in unrealized (depreciation) appreciation of investments, NMNLC and foreign currency	(85,249)	92,305	(53,718)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	(4,883)	—	—
(Provision) benefit for taxes	(8,474)	(114)	1,013
Net increase in net assets resulting from operations	74,528	207,182	61,837
Less: Net decrease (increase) in net assets resulting from operations related to non-controlling interests in NMNLC	204	(5,783)	(3,364)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	74,732	201,399	58,473
Capital transactions
Net proceeds from shares sold	40,006	12,427	—
Offering costs	(222)	(231)	—
Distributions declared to stockholders from net investment income	(122,386)	(116,453)	(120,066)
Reinvestment of distributions	1,098	2,228	—
Total net decrease in net assets resulting from capital transactions	(81,504)	(102,029)	(120,066)
Net (decrease) increase in net assets	(6,772)	99,370	(61,593)
New Mountain Finance Corporation net assets at the beginning of the period	1,321,245	1,221,875	1,283,468
New Mountain Finance Corporation net assets at the end of the period	1,314,473	1,321,245	1,221,875
Non-controlling interest in NMNLC	11,718	21,367	15,014
Net assets at the end of the period	$1,326,191	$1,342,612	$1,236,889

Capital share activity
Shares sold	2,950,300	914,175	—
Shares issued from the reinvestment of distributions	79,285	165,924	—
Net increase in shares outstanding	3,029,585	1,080,099	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$74,528	$207,182	$61,837
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments and New Mountain Net Lease Corporation ("NMNLC")	(52,703)	3,864	2,802
Net realized gains on translation of assets and liabilities in foreign currencies	(827)	(15)	—
Net change in unrealized depreciation (appreciation) of investments and NMNLC	84,134	(92,386)	53,718
Net change in unrealized depreciation on translation of assets and liabilities in foreign currencies	1,115	81	—
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	4,883	—	—
Amortization of purchase discount	(5,631)	(8,567)	(10,325)
Amortization of deferred financing costs	6,837	7,388	4,935
Amortization of premium on Convertible Notes	(130)	(103)	(103)
Non-cash investment income	(40,037)	(50,377)	(37,483)
(Increase) decrease in operating assets:
Proceeds from sale of non-controlling interest in NMNLC	—	—	11,315
Purchase of investments and delayed draw facilities	(620,885)	(1,134,752)	(444,126)
Proceeds from sales and paydowns of investments	583,840	1,066,740	641,776
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	370	811	299
Cash paid for purchase of drawn portion of revolving credit facilities	(185)	(978)	(14,037)
Cash paid for drawn revolvers	(41,078)	(32,671)	(53,319)
Cash repayments on drawn revolvers	42,827	27,107	67,473
Interest and dividend receivable	(5,260)	(2,457)	3,389
Receivable from affiliates	—	117	160
Deferred tax asset	—	101	(101)
Receivable from unsettled securities sold	—	9,019	(9,019)
Other assets	1,333	(5,105)	(2,066)
(Decrease) increase in operating liabilities:
Interest payable	2,239	1,801	(897)
Management fee payable	360	(255)	121
Incentive fee payable	(1,207)	149	(292)
Payable for unsettled securities purchased	(7,910)	(18,932)	25,062
Deferred tax benefit (liability)	8,474	13	(912)
Payable to affiliates	(478)	(311)	194
Other liabilities	397	479	321
Contributions related to non-controlling interest in NMNLC	—	—	335
Net cash flows provided by (used in) operating activities	35,006	(22,057)	301,057
Cash flows from financing activities
Net proceeds from shares sold	40,006	12,427	—
Distributions paid	(121,288)	(114,225)	(120,066)
Offering costs paid	(204)	(205)	(278)
Proceeds from Holdings Credit Facility	277,400	211,000	16,000
Repayment of Holdings Credit Facility	(203,700)	(115,900)	(227,400)
Proceeds from Unsecured Notes	75,000	200,000	—
Repayment from Unsecured Notes	(55,000)	(141,750)	—
Proceeds from Convertible Notes	200,000	—	—
Repayment of Convertible Notes	(84,434)	—	—
Proceeds from SBA-guaranteed debentures	—	—	75,000
Proceeds from NMFC Credit Facility	212,707	336,505	125,000
Repayment of NMFC Credit Facility	(297,000)	(374,500)	(148,000)
Proceeds from DB Credit Facility	108,600	144,000	87,000
Repayment of DB Credit Facility	(148,500)	(161,700)	(73,000)
Proceeds from NMNLC Credit Facility II	5,288	24,225	—
Repayment from NMNLC Credit Facility II	(16,703)	(9,025)	—
Contributions related to non-controlling interest in NMNLC	124	1,792	—
Distributions related to non-controlling interest in NMNLC	(9,569)	(1,222)	—
Deferred financing costs paid	(4,229)	(10,222)	(4,921)
Net cash flows (used in) provided by financing activities	(21,502)	1,200	(270,665)
Net increase (decrease) in cash and cash equivalents	13,504	(20,857)	30,392
Effect of foreign exchange rate changes on cash and cash equivalents	(391)	(32)	—
Cash and cash equivalents at the beginning of the period	58,077	78,966	48,574
Cash and cash equivalents at the end of the period	$71,190	$58,077	$78,966
Supplemental disclosure of cash flow information
Cash interest paid	$81,826	$61,703	$72,099
Income taxes paid	901	65	112
Non-cash operating activities:
Non-cash activity on investments	$—	$34,650	$107,018
Non-cash financing activities:
Value of shares issued in connection with reinvestment of distributions	$1,098	$2,228	$—
Accrual for offering costs	68	21	—
Accrual for deferred financing costs	152	11	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(15)	L(Q)	5.75%	9.92%	08/2019	05/2026	$67,275	$67,074	$66,675
	First lien (5)(15)	L(Q)	5.75%	9.92%	08/2019	05/2026	21,745	21,683	21,551
								88,757	88,226	6.65%
PhyNet Dermatology LLC
Healthcare	First lien (2)(15)	SOFR(S)	6.25%	10.80%	09/2018	08/2024	49,270	49,116	49,270
	First lien (2)(15)	SOFR(S)	6.25%	10.80%	09/2018	08/2024	18,726	18,663	18,726
								67,779	67,996	5.13%
Associations, Inc.
Business Services	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	10.36%	07/2021	07/2027	35,786	35,657	35,786
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.26%	07/2021	07/2027	8,810	8,774	8,810
	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.29%	07/2021	07/2027	8,810	8,773	8,810
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	10.97%	07/2021	07/2027	5,321	5,300	5,321
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	10.36%	07/2021	07/2027	4,233	4,217	4,233
								62,721	62,960	4.75%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (8)(15)	L(M)	5.50%	9.89%	12/2021	12/2027	20,634	20,457	20,378
	First lien (3)(15)(18) - Drawn	L(M)	5.50%	9.82%	12/2021	12/2027	12,357	12,369	12,204
	First lien (4)(15)	L(M)	5.50%	9.89%	01/2022	12/2027	9,797	9,713	9,676
	First lien (4)(15)(18) - Drawn	L(M)	5.50%	9.82%	12/2021	12/2027	4,009	4,013	3,959
	Subordinated (3)(15)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	12,494	12,337	11,908
	Subordinated (4)(15)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	4,900	4,838	4,670
								63,727	62,795	4.73%
GC Waves Holdings, Inc.
Financial Services	First lien (5)(15)	L(M)	5.50%	9.88%	08/2021	08/2026	21,885	21,793	21,623
	First lien (2)(15)(18) - Drawn	L(M)	5.50%	9.88%	04/2022	08/2026	16,611	16,450	16,411
	First lien (2)(15)	L(M)	5.50%	9.88%	08/2021	08/2026	13,211	13,135	13,052
	First lien (2)(15)	L(M)	5.50%	9.88%	08/2021	08/2026	10,551	10,465	10,424
	First lien (3)(15)(18) - Drawn	L(M)	5.50%	9.88%	10/2019	08/2026	988	980	976
								62,823	62,486	4.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (2)(15)	SOFR(Q)	5.75%	10.33%	06/2022	06/2029	$63,093	$62,647	$62,172	4.69%
iCIMS, Inc.
Software	First lien (8)(15)	SOFR(Q)*	3.38% + 3.88%/PIK	11.52%	08/2022	08/2028	44,287	43,917	43,901
	First lien (2)(15)	SOFR(Q)	7.25%	11.52%	10/2022	08/2028	7,366	7,303	7,311
								51,220	51,212	3.86%
CentralSquare Technologies, LLC
Software	Second lien (3)	L(Q)	7.50%	12.23%	08/2018	08/2026	47,838	47,505	40,941
	Second lien (8)	L(Q)	7.50%	12.23%	08/2018	08/2026	7,500	7,448	6,419
								54,953	47,360	3.57%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(15)	SOFR(M)	5.75%	10.17%	07/2021	07/2028	18,898	18,780	18,545
	First lien (8)(15)	SOFR(M)	5.75%	10.17%	07/2022	07/2028	7,923	7,849	7,775
	First lien (3)(15)(18) - Drawn	SOFR(M)	5.75%	10.17%	07/2021	07/2026	1,068	1,060	1,048
	Subordinated (3)(15)	SOFR(Q)	8.25%	12.93%	07/2022	07/2029	17,245	17,039	16,846
								44,728	44,214	3.33%
Brave Parent Holdings, Inc.
Software	Second lien (5)(15)	SOFR(M)	7.50%	11.88%	04/2018	04/2026	22,500	22,443	21,798
	Second lien (2)(15)	SOFR(M)	7.50%	11.88%	04/2018	04/2026	16,624	16,540	16,104
	Second lien (8)(15)	SOFR(M)	7.50%	11.88%	04/2018	04/2026	6,000	5,970	5,813
								44,953	43,715	3.30%
Deca Dental Holdings LLC
Healthcare	First lien (2)(15)	L(Q)	5.75%	10.48%	08/2021	08/2028	37,860	37,541	36,232
	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	10.48%	08/2021	08/2028	3,985	3,950	3,814
	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	10.48%	08/2021	08/2027	2,623	2,597	2,510
								44,088	42,556	3.21%
Recorded Future, Inc.
Software	First lien (8)(15)	L(Q)	5.25%	9.98%	08/2019	07/2025	24,469	24,351	24,263
	First lien (2)(15)	L(Q)	5.25%	9.98%	03/2021	07/2025	12,652	12,589	12,546
								36,940	36,809	2.78%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (8)(15)	L(M)	5.75%	10.13%	10/2021	10/2028	22,069	21,880	21,694
	First lien (2)(15)	L(M)	5.75%	10.13%	10/2021	10/2028	14,925	14,797	14,671
								36,677	36,365	2.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Avalara, Inc.
Software	First lien (8)(15)	SOFR(Q)	7.25%	11.83%	10/2022	10/2028	$22,500	$22,226	$22,307
	First lien (2)(15)	SOFR(Q)	7.25%	11.83%	10/2022	10/2028	12,880	12,723	12,769
								34,949	35,076	2.64%
OEC Holdco, LLC (22)
OEConnection LLC
Software	Second lien (2)(15)	SOFR(M)	7.00%	11.42%	12/2021	09/2027	23,406	23,206	22,687
	Second lien (2)(15)	SOFR(M)	7.00%	11.42%	09/2019	09/2027	12,044	11,963	11,674
								35,169	34,361	2.59%
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (2)(15)	L(M)	5.75%	10.13%	03/2021	08/2025	17,583	17,528	17,371
	First lien (2)(15)	L(M)	5.75%	10.13%	03/2021	08/2025	9,805	9,774	9,688
	First lien (3)(15)	L(M)	6.25%	10.63%	12/2018	08/2025	5,827	5,807	5,827
	First lien (3)(15)(18) - Drawn	L(M)	6.25%	10.63%	03/2021	08/2025	1,087	1,082	1,087
								34,191	33,973	2.56%
IG Investments Holdings, LLC
Business Services	First lien (2)(15)	L(M)	6.00%	10.38%	09/2021	09/2028	29,134	28,884	28,731
	First lien (2)(15)	L(M)	6.00%	10.38%	02/2022	09/2028	4,257	4,238	4,198
	First lien (3)(15)(18) - Drawn	L(M)	6.00%	10.39%	09/2021	09/2027	919	910	906
								34,032	33,835	2.55%
Foreside Financial Group, LLC
Business Services	First lien (2)(15)	L(M)	5.50%	9.88%	05/2022	09/2027	31,968	31,678	31,648
	First lien (3)(15)	L(M)	5.50%	9.88%	05/2022	09/2027	2,072	2,052	2,051
								33,730	33,699	2.54%
MRI Software LLC
Software	First lien (5)(15)	L(Q)	5.50%	10.23%	01/2020	02/2026	21,879	21,817	21,383
	First lien (2)(15)	L(Q)	5.50%	10.23%	03/2021	02/2026	4,615	4,606	4,511
	First lien (2)(15)	L(Q)	5.50%	10.23%	01/2020	02/2026	3,173	3,163	3,101
	First lien (3)(15)	L(Q)	5.50%	10.23%	03/2021	02/2026	3,664	3,656	3,581
	First lien (3)(15)	L(Q)	5.50%	10.23%	01/2020	02/2026	810	807	791
								34,049	33,367	2.52%
Anaplan, Inc.
Software	First lien (2)(15)	SOFR(M)	6.50%	10.82%	06/2022	06/2029	33,618	33,300	33,282	2.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Granicus, Inc.
Software	First lien (4)(15)	L(M)*	5.50% + 1.50%/PIK	11.14%	01/2021	01/2027	$15,405	$15,320	$15,405
	First lien (8)(15)	L(M)*	5.50% + 1.50%/PIK	11.14%	01/2021	01/2027	5,959	5,925	5,959
	First lien (2)(15)	L(M)*	5.50% + 1.50%/PIK	11.14%	01/2021	01/2027	5,877	5,845	5,877
	First lien (2)(15)	L(M)	6.00%	10.14%	04/2021	01/2027	4,579	4,540	4,579
	First lien (3)(15)(18) - Drawn	L(M)	6.50%	10.69%	01/2021	01/2027	810	804	810
								32,434	32,630	2.46%
EAB Global, Inc.
Education	Second lien (2)(15)	L(Q)	6.50%	10.69%	08/2021	08/2029	33,452	33,017	32,392	2.44%
DCA Investment Holding, LLC
Healthcare	First lien (2)(15)	SOFR(S)	6.41%	10.39%	03/2021	04/2028	19,660	19,546	19,278
	First lien (2)(15)	SOFR(S)	6.41%	10.39%	02/2022	04/2028	7,046	7,014	6,909
	First lien (3)(15)	SOFR(S)	6.41%	10.39%	03/2021	04/2028	3,273	3,252	3,209
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.41%	10.39%	03/2021	04/2028	2,836	2,823	2,781
								32,635	32,177	2.43%
KAMC Holdings, Inc.
Business Services	Second lien (2)(15)	L(Q)	8.00%	12.65%	08/2019	08/2027	18,750	18,657	15,938
	Second lien (8)(15)	L(Q)	8.00%	12.65%	08/2019	08/2027	18,750	18,657	15,937
								37,314	31,875	2.40%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare	First lien (2)(15)	L(M)	5.75%	10.13%	12/2021	12/2028	27,989	27,742	27,763
	First lien (2)(15)	L(M)	5.75%	10.13%	05/2022	12/2028	1,772	1,755	1,757
								29,497	29,520	2.23%
TigerConnect, Inc.
Healthcare	First lien (8)(15)	SOFR(Q)*	3.63% + 3.63%/PIK	11.49%	02/2022	02/2028	29,868	29,604	29,151
	First lien (2)(15)(18) - Drawn	SOFR(Q)*	3.63% + 3.63%/PIK	11.49%	02/2022	02/2028	277	277	270
								29,881	29,421	2.22%
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(15)	SOFR(S)	6.00%	10.00%	08/2021	10/2027	18,949	18,896	18,827
	First lien (2)(15)	SOFR(S)	6.00%	9.41%	01/2022	10/2027	1,254	1,243	1,246
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.00%	10.31%	05/2022	10/2027	7,478	7,481	7,430
	First lien (2)(15)	SOFR(S)	6.00%	10.46%	01/2022	10/2027	841	833	835
								28,453	28,338	2.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Fortis Solutions Group, LLC
Packaging	First lien (2)(15)	L(Q)	5.50%	10.23%	10/2021	10/2028	$17,529	$17,374	$17,119
	First lien (8)(15)	L(Q)	5.50%	10.23%	10/2021	10/2028	10,195	10,108	9,957
	First lien (3)(15)	L(Q)	5.50%	10.23%	10/2021	10/2028	875	866	855
	First lien (3)(15)(18) - Drawn	L(S)	5.50%	9.67%	10/2021	10/2027	381	378	372
								28,726	28,303	2.13%
Foundational Education Group, Inc.
Education	Second lien (5)(15)	SOFR(Q)	6.50%	11.34%	08/2021	08/2029	22,500	22,401	20,810
	Second lien (2)(15)	SOFR(Q)	6.50%	11.34%	08/2021	08/2029	7,009	6,987	6,483
								29,388	27,293	2.06%
Syndigo LLC
Software	Second lien (4)(15)	L(S)	8.00%	13.21%	12/2020	12/2028	22,500	22,363	21,067
	Second lien (2)(15)	L(S)	8.00%	13.21%	02/2022	12/2028	5,697	5,710	5,334
								28,073	26,401	1.99%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(15)	SOFR(Q)	5.50%	10.23%	02/2022	02/2028	22,321	22,223	21,875
	First lien (2)(15)	SOFR(Q)	5.50%	10.23%	02/2022	02/2028	4,024	4,004	3,943
								26,227	25,818	1.95%
NMC Crimson Holdings, Inc.
Healthcare	First lien (8)(15)	L(Q)	6.00%	9.74%	03/2021	03/2028	19,259	19,033	19,124
	First lien (2)(15)	L(Q)	6.00%	9.74%	03/2021	03/2028	4,913	4,855	4,879
	First lien (3)(15)(18) - Drawn	L(M)	6.00%	10.39%	03/2021	03/2028	1,635	1,611	1,624
								25,499	25,627	1.93%
VT Topco, Inc.
Business Services	Second lien (2)(15)	L(M)	6.75%	11.13%	07/2021	07/2026	16,183	16,137	15,711
	Second lien (4)(15)	L(M)	6.75%	11.13%	08/2018	07/2026	10,000	9,987	9,708
								26,124	25,419	1.92%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(15)	SOFR(Q)	6.75%	10.94%	11/2019	11/2027	22,500	22,417	21,409
	Second lien (2)(15)	SOFR(Q)	6.75%	10.94%	11/2019	11/2027	4,208	4,179	4,004
								26,596	25,413	1.92%
DOCS, MSO, LLC
Healthcare	First lien (8)(15)	SOFR(S)	5.75%	10.54%	06/2022	06/2028	18,760	18,760	18,246
	First lien (4)(15)	SOFR(S)	5.75%	10.54%	06/2022	06/2028	7,025	7,025	6,833
								25,785	25,079	1.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	L(M)	7.25%	11.63%	08/2018	08/2026	$18,266	$18,229	$17,409
	Second lien (8)(15)	L(M)	7.25%	11.63%	08/2018	08/2026	7,500	7,485	7,148
								25,714	24,557	1.85%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(15)	L(M)*	4.50% + 1.25%/PIK	10.13%	08/2021	08/2028	22,082	21,898	21,338
	First lien (3)(15)(18) - Drawn	L(M)*	4.50% + 1.25%/PIK	10.13%	08/2021	08/2028	2,840	2,813	2,744
	First lien (3)(15)(18) - Drawn	L(M)	5.50%	9.88%	08/2021	08/2027	259	256	250
								24,967	24,332	1.83%
Idera, Inc.
Software	Second lien (4)(15)	L(Q)	6.75%	10.50%	06/2019	03/2029	22,500	22,243	21,168
	Second lien (3)(15)	L(Q)	6.75%	10.50%	04/2021	03/2029	3,000	2,986	2,822
								25,229	23,990	1.81%
Bullhorn, Inc.
Software	First lien (2)(15)	L(Q)	5.75%	10.48%	09/2019	09/2026	16,659	16,586	16,659
	First lien (2)(15)	L(Q)	5.75%	10.48%	10/2021	09/2026	3,442	3,435	3,442
	First lien (2)(15)	L(Q)	5.75%	10.48%	09/2019	09/2026	771	766	771
	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	10.48%	09/2019	09/2026	392	389	392
	First lien (2)(15)	L(Q)	5.75%	10.48%	09/2019	09/2026	345	344	345
	First lien (2)(15)	L(Q)	5.75%	10.48%	09/2019	09/2026	275	274	275
								21,794	21,884	1.65%
Convey Health Solutions, Inc.
Healthcare	First lien (4)(15)	SOFR(Q)	5.25%	9.93%	09/2019	09/2026	19,215	19,091	18,639
	First lien (4)(15)	SOFR(Q)	5.25%	9.93%	02/2022	09/2026	3,208	3,169	3,112
								22,260	21,751	1.64%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)(15)	L(Q)	8.25%	12.98%	07/2018	07/2026	21,959	21,928	21,324	1.61%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	L(Q)	3.50%	8.26%	06/2019	08/2024	16,395	15,474	10,657
	First lien (8)(15)	L(Q)	3.50%	8.26%	10/2019	08/2024	15,813	14,687	10,277
								30,161	20,934	1.58%
Cardinal Parent, Inc.
Software	First lien (4)(15)	L(Q)	4.50%	9.23%	10/2020	11/2027	11,974	11,908	11,490
	Second lien (4)(15)	L(Q)	7.75%	12.46%	11/2020	11/2028	9,767	9,689	9,432
								21,597	20,922	1.58%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	SOFR(Q)	6.75%	10.99%	11/2021	11/2027	$10,051	$9,987	$9,882
	First lien (8)(15)	SOFR(Q)	6.75%	10.99%	05/2022	11/2027	9,925	9,857	9,758
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	10.99%	11/2021	11/2027	876	873	861
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	10.99%	11/2021	05/2027	147	146	145
								20,863	20,646	1.56%
YLG Holdings, Inc.
Business Services	First lien (5)(15)	L(S)	5.00%	9.93%	11/2019	10/2025	17,861	17,815	17,393
	First lien (5)(15)	L(S)	5.00%	9.93%	11/2019	10/2025	2,326	2,319	2,265
	First lien (5)(15)(18) - Drawn	L(S)	5.00%	9.90%	10/2021	10/2025	495	506	482
								20,640	20,140	1.52%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	L(M)(42)*	5.75%/PIK + 0.50%	10.38%	09/2015	09/2026	28,829	28,787	20,599
	First lien (3)(15)	L(M)(42)*	13.50%/PIK + 0.50%	18.13%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(15)	L(Q)(42)*	1.00%/PIK	4.75%	03/2021	09/2026	5,230	—	—
								30,314	20,599	1.55%
New Trojan Parent, Inc.
Healthcare	Second lien (2)(15)	L(M)	7.25%	11.63%	01/2021	01/2029	26,762	26,653	20,101	1.52%
Xactly Corporation
Software	First lien (4)(15)	L(Q)	7.25%	11.99%	07/2017	07/2023	19,047	19,030	19,047
	First lien (3)(15)(18) - Drawn	L(M)	7.25%	11.59%	07/2017	07/2023	992	982	992
								20,012	20,039	1.51%
Ansira Holdings, Inc.
Business Services	First lien (8)(15)	L(Q)(42)*	6.50%/PIK	10.91%	12/2016	12/2024	32,953	33,059	14,829
	First lien (3)(15)	L(Q)(42)*	6.50%/PIK	11.15%	12/2016	12/2024	8,316	8,308	3,742
	First lien (3)(15)(18) - Drawn	SOFR(Q)*	2.00% + 8.00%/PIK	14.42%	11/2022	12/2024	313	313	313
								41,680	18,884	1.42%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Drawn	L(S)	5.75%	9.93%	09/2019	09/2024	1,212	1,194	1,177
	Second lien (8)(15)	L(Q)	7.75%	12.48%	09/2019	09/2027	18,000	18,000	17,338
								19,194	18,515	1.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	L(S)	5.25%	10.18%	06/2021	06/2027	$15,382	$15,260	$15,257
	First lien (2)(15)(18) - Drawn	L(S)	5.25%	9.40%	06/2021	06/2027	2,889	2,863	2,865
								18,123	18,122	1.37%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	SOFR(M)	6.75%	11.07%	03/2021	03/2029	20,313	20,270	18,053	1.36%
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	L(Q)	5.75%	10.48%	12/2021	12/2027	10,395	10,306	10,110
	First lien (5)(15)	L(Q)	5.75%	10.48%	12/2021	12/2027	3,489	3,456	3,393
	First lien (5)(15)	L(Q)	5.75%	10.48%	12/2021	12/2027	3,467	3,437	3,372
	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	10.50%	12/2021	12/2027	490	485	477
	First lien (3)(15)(18) - Drawn	L(Q)	6.00%	10.53%	07/2022	12/2027	589	635	584
								18,319	17,936	1.35%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	L(Q)*	7.00%/PIK	11.73%	11/2021	11/2028	14,900	14,782	14,706
	First lien (8)(15)	L(Q)*	7.00%/PIK	11.73%	03/2022	11/2028	2,042	2,025	2,016
								16,807	16,722	1.26%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(15)	L(Q)	6.00%	10.41%	03/2020	02/2026	13,795	13,755	13,795
	First lien (5)(15)	L(Q)	8.00%	12.73%	10/2020	08/2026	2,482	2,466	2,482
								16,221	16,277	1.23%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(15)	L(Q)	5.25%	9.98%	12/2018	11/2024	16,533	16,503	16,241	1.22%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	L(M)	5.25%	9.42%	02/2020	02/2026	15,788	15,742	15,788	1.19%
MED Parentco, LP
Healthcare	Second lien (8)	L(M)	8.25%	12.63%	08/2019	08/2027	20,857	20,752	15,726	1.19%
Daxko Acquisition Corporation
Software	First lien (8)(15)	L(M)	5.50%	9.88%	10/2021	10/2028	13,144	13,031	12,776
	First lien (2)(15)	L(M)	5.50%	9.88%	10/2021	10/2028	1,107	1,097	1,076
	First lien (3)(15)(18) - Drawn	P(Q)	4.50%	12.00%	10/2021	10/2027	33	33	32
								14,161	13,884	1.05%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
CFS Management, LLC
Healthcare	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	11.84%	08/2019	07/2024	$11,392	$11,372	$10,637
	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	11.84%	08/2019	07/2024	3,393	3,386	3,168
								14,758	13,805	1.04%
Castle Management Borrower LLC
Business Services	First lien (8)(15)	L(Q)	2.19%	3.19%	05/2018	02/2025	14,288	14,269	13,605	1.03%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (8)(15)	L(A)	8.25%	10.95%	09/2018	09/2024	13,444	13,421	13,444	1.01%
Calabrio, Inc.
Software	First lien (5)(15)	L(Q)	7.00%	11.73%	04/2021	04/2027	12,347	12,277	12,347
	First lien (3)(15)(18) - Drawn	L(Q)	7.00%	11.75%	04/2021	04/2027	850	843	850
								13,120	13,197	1.00%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(S)	6.00%	10.62%	05/2022	05/2029	12,974	12,854	12,845
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.00%	10.61%	05/2022	05/2028	294	291	291
								13,145	13,136	0.99%
FR Arsenal Holdings II Corp.
Business Services	First lien (2)(15)	L(M)*	7.50% + 2.00%/PIK	13.88%	09/2016	01/2023	14,582	14,579	13,123	0.99%
Apptio, Inc.
Software	First lien (8)(15)	L(Q)	6.00%	9.94%	01/2019	01/2025	5,703	5,658	5,703
	First lien (2)(15)	L(Q)	6.00%	9.94%	01/2019	01/2025	5,500	5,456	5,500
	First lien (3)(15)(18) - Drawn	L(Q)	6.00%	9.94%	01/2019	01/2025	1,240	1,215	1,240
								12,329	12,443	0.94%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	L(M)	8.00%	12.38%	06/2017	05/2025	14,500	14,423	12,418	0.94%
USRP Holdings, Inc.
Business Services	First lien (2)(15)	L(Q)	5.50%	10.23%	07/2021	07/2027	11,311	11,222	10,945
	First lien (3)(15)	L(Q)	5.50%	10.23%	07/2021	07/2027	1,473	1,460	1,425
								12,682	12,370	0.93%
CHA Holdings, Inc.
Business Services	Second lien (4)(15)	L(Q)	8.75%	13.48%	04/2018	04/2026	7,012	6,976	6,923
	Second lien (3)(15)	L(Q)	8.75%	13.48%	04/2018	04/2026	4,453	4,430	4,396
								11,406	11,319	0.85%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Specialtycare, Inc.
Healthcare	First lien (2)(15)	L(Q)	5.75%	9.49%	06/2021	06/2028	$10,458	$10,341	$10,019
	First lien (3)(15)(18) - Drawn	L(M)	4.00%	8.29%	06/2021	06/2026	212	209	204
	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	9.76%	06/2021	06/2028	79	75	75
								10,625	10,298	0.78%
Quartz Holding Company
Software	Second lien (3)(15)	L(M)	8.00%	12.38%	04/2019	04/2027	10,000	9,877	9,802	0.74%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	L(Q)*	5.25% + 2.00%/PIK	11.98%	07/2021	07/2027	8,317	8,244	7,411
	First lien (3)(15)(18) - Drawn	L(M)*	5.25% + 2.00%/PIK	11.63%	07/2021	07/2026	916	906	817
								9,150	8,228	0.62%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	—	—	—	05/2013	—	14,500	14,500	7,995	0.60%
KPSKY Acquisition Inc.
Business Services	First lien (8)(15)	L(M)	5.50%	9.89%	10/2021	10/2028	6,968	6,908	6,662
	First lien (2)(15)	P(Q)	4.50%	12.00%	10/2021	10/2028	801	794	766
	First lien (2)(15)(18) - Drawn	P(Q)	4.50%	12.00%	06/2022	10/2028	145	144	139
								7,846	7,567	0.57%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second lien (2)(15)	L(M)	6.75%	11.13%	11/2021	12/2029	7,950	7,914	7,488	0.56%
DS Admiral Bidco, LLC
Software	First lien (2)	SOFR(M)	7.00%	11.51%	12/2022	12/2029	7,547	7,434	7,434	0.56%
Vectra Co.
Business Products	Second lien (8)(15)	L(M)	7.25%	11.63%	02/2018	03/2026	10,788	10,769	7,004	0.53%
Community Brands ParentCo, LLC
Software	First lien (2)(15)	SOFR(M)	5.75%	10.17%	02/2022	02/2028	7,163	7,100	6,928	0.52%
Safety Borrower Holdings LLC
Software	First lien (2)(15)	L(S)	5.25%	10.41%	09/2021	09/2027	6,975	6,946	6,861	0.52%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	L(M)	5.75%	10.13%	09/2021	09/2028	3,985	3,956	3,917
	First lien (2)(15)(18) - Drawn	L(M)	5.75%	10.13%	09/2021	09/2028	2,791	2,757	2,744
								6,713	6,661	0.50%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(15)	SOFR(M)	5.75%	9.12%	08/2022	08/2029	6,629	6,565	6,500
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	10.03%	08/2022	08/2029	131	134	129
								6,699	6,629	0.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare	First lien (8)(15)	L(M)	7.25%	11.54%	05/2021	05/2027	$6,234	$6,186	$6,234	0.47%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (2)(15)	L(Q)	5.50%	10.23%	11/2021	11/2027	5,161	5,115	5,014
	First lien (3)(15)(18) - Drawn	L(Q)	5.50%	10.23%	11/2021	11/2024	422	418	410
								5,533	5,424	0.41%
ADG, LLC
Healthcare	Second lien (3)(15)	L(M)*	10.00%/PIK	14.38%	10/2016	03/2024	7,430	7,413	4,984	0.38%
Virtusa Corporation
Software	Subordinated (3)	FIXED(S)	7.13%	7.13%	10/2022	12/2028	5,000	3,824	3,817	0.29%
Education Management Corporation (20)
Education Management II LLC
Education	First lien (2)	P(M)(42)	7.50%	13.00%	01/2015	07/2020	300	292	—
	First lien (3)	P(M)(42)	7.50%	13.00%	01/2015	07/2020	169	165	—
	First lien (2)	P(Q)(42)	6.50%	9.75%	01/2015	07/2020	205	199	—
	First lien (3)	P(Q)(42)	6.50%	9.75%	01/2015	07/2020	115	112	—
	First lien (2)	P(Q)(42)	8.50%	11.75%	01/2015	07/2020	139	115	—
	First lien (3)	P(Q)(42)	8.50%	11.75%	01/2015	07/2020	79	65	—
	First lien (2)	P(Q)(42)	8.50%	11.75%	01/2015	07/2020	4	3	—
	First lien (3)	P(Q)(42)	8.50%	11.75%	01/2015	07/2020	2	2	—
								953	—	—%
PPVA Fund, L.P.
Business Services	Collateralized Financing (42)(43)	—	—	—	11/2014	—	—	—	—	—%
Total Funded Debt Investments - United States								$2,194,600	$2,081,746	156.97%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(15)	L(M)	6.00%	10.29%	10/2021	09/2028	$35,000	$34,700	$34,436
	First lien (8)(15)	L(M)	6.00%	10.29%	10/2021	09/2028	24,189	23,982	23,800
								58,682	58,236	4.39%
Total Funded Debt Investments - Netherlands								$58,682	$58,236	4.39%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	L(M)	8.25%	12.63%	10/2019	10/2027	$34,459	$34,271	$34,356	2.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Integro Parent Inc.
Business Services	First lien (2)(15)	SOFR(Q)*	12.25%/PIK	16.83%	10/2015	05/2023	$4,187	$4,184	$4,187
	First lien (3)(15)	SOFR(Q)*	12.25%/PIK	16.83%	06/2018	05/2023	827	823	828
	Second lien (3)(15)	SOFR(Q)(42)*	12.25%/PIK	16.83%	10/2015	10/2023	11,510	11,109	8,718
								16,116	13,733	1.04%
Total Funded Debt Investments - United Kingdom								$50,387	$48,089	3.63%
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	SONIA(D)	7.00%	10.95%	08/2021	08/2028	£12,879	$17,634	$15,562
	First lien (3)(15)(16)	SONIA(D)	7.00%	10.95%	08/2021	08/2028	£10,538	13,133	12,734
	First lien (3)(15)	L(S)	7.00%	10.38%	08/2021	08/2028	$10,184	10,055	10,184
	First lien (3)(15)	L(S)	7.00%	11.78%	08/2021	08/2028	$6,246	6,162	6,246
	First lien (3)(15)(16)	EURIBOR(S)	7.00%	7.63%	08/2021	08/2028	€708	714	757
								47,698	45,483	3.43%
Total Funded Debt Investments - Jersey								$47,698	$45,483	3.43%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)	SOFR(M)	7.25%	11.48%	12/2022	12/2029	$3,454	$3,402	$3,402	0.26%
Total Funded Debt Investments - Australia								$3,402	$3,402	0.26%
Total Funded Debt Investments								$2,354,769	$2,236,956	168.68%
Equity - United States
Dealer Tire Holdings, LLC (30)
Distribution & Logistics	Preferred shares (3)(15)	—	—	—	09/2021	—	56,271	$65,202	$65,688	4.95%
Symplr Software Intermediate Holdings, Inc. (31)
Healthcare	Preferred shares (4)(15)	—	—	—	11/2018	—	7,500	11,986	11,396
	Preferred shares (3)(15)	—	—	—	11/2018	—	2,586	4,132	3,929
								16,118	15,325	1.16%
Knockout Intermediate Holdings I Inc. (41)
Software	Preferred shares (3)(15)	—	—	—	06/2022	—	15,150	14,961	14,661	1.11%
ACI Parent Inc. (36)
Healthcare	Preferred shares (3)(15)	—	—	—	08/2021	—	12,500	14,605	14,068	1.06%
Project Essential Super Parent, Inc. (34)
Software	Preferred shares (3)(15)	—	—	—	04/2021	—	10,000	11,885	11,569	0.87%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Diamond Parent Holdings Corp. (35)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	—	—	—	04/2021	—	10,000	$11,518	$11,304	0.85%
OEC Holdco, LLC (22)
Software	Preferred shares (12)(15)	—	—	—	12/2021	—	7,214	7,565	7,214	0.54%
HB Wealth Management, LLC (37)
Financial Services	Preferred shares (11)(15)	—	—	—	09/2021	—	48,303	4,794	5,126	0.39%
FS WhiteWater Holdings, LLC (38)
Consumer Services	Ordinary shares (5)(15)	—	—	—	12/2021	—	50,000	5,000	4,686	0.35%
Appriss Health Holdings, Inc. (23)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (3)(15)	—	—	—	05/2021	—	2,333	2,755	2,628	0.20%
OA Topco, L.P. (40)
Healthcare	Ordinary shares (3)(15)	—	—	—	12/2021	—	2,000,000	2,000	2,000	0.15%
Pioneer Topco I, L.P. (39)
Software	Ordinary shares (13)(15)	—	—	—	11/2021	—	199,980	1,999	1,631	0.12%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	—	—	—	08/2013	—	372	83	158	0.01%
Education Management Corporation (20)
Education	Preferred shares (2)	—	—	—	01/2015	—	3,331	200	—
	Preferred shares (3)	—	—	—	01/2015	—	1,879	113	—
	Ordinary shares (2)	—	—	—	01/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	—	—	01/2015	—	1,688,976	56	—
								469	—	—%
AAC Lender Holdings, LLC (33)
Education	Ordinary shares (3)(15)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$158,954	$156,058	11.77%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)(29)	—	—	—	09/2017	—	108,620	$10,782	$10,748	0.81%
Total Shares - Hong Kong								$10,782	$10,748	0.81%
Total Shares								$169,736	$166,806	12.58%
Total Funded Investments								$2,524,505	$2,403,762	181.25%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - United States
Ansira Holdings, Inc
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2022	11/2024	$1,161	$—	$—	—%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	09/2026	460	(3)	—	—%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2021	05/2027	417	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	03/2020	02/2025	1,013	(5)	—	—%
Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	04/2021	04/2027	637	(5)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	—	—	02/2020	02/2026	1,799	(9)	—	—%
Granicus, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	01/2027	1,604	(12)	—	—%
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	08/2025	2,537	(13)	—	—%
Apptio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2019	01/2025	827	(17)	—	—%
Associations, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	3,543	(18)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Safety Borrower Holdings LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	$512	$(3)	$(8)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	09/2024	303	(5)	(9)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	559	(5)	(9)
	First lien (2)(15)(18) - Undrawn	—	—	—	09/2021	09/2023	152	(1)	(3)
								(6)	(12)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2024	483	(5)	(14)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	1,379	(14)	(19)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2023	587	(7)	(10)
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	05/2027	734	(6)	(12)
								(13)	(22)	(0.00)%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2029	355	(7)	(7)
	First lien (4)(15)(18) - Undrawn	—	—	—	08/2022	08/2024	885	—	(17)
								(7)	(24)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(25)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	07/2025	2,981	(20)	(25)	(0.00)%
USRP Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	893	(9)	(29)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2028	$3,600	$(36)	$(29)	(0.00)%
Avalara, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2022	10/2028	3,538	(44)	(30)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2027	1,501	(15)	(12)
	First lien (2)(15)(18) - Undrawn	—	—	—	06/2021	06/2023	2,364	—	(19)
								(15)	(31)	(0.00)%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2027	2,446	(24)	(32)	(0.00)%
iCIMS, Inc.
Software	First lien (8)(15)(18) - Undrawn	—	—	—	08/2022	08/2024	11,763	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2028	4,218	(37)	(37)
								(37)	(37)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2023	524	—	(15)
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	953	(10)	(27)
								(10)	(42)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	425	(4)	(14)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	849	—	(28)
								(4)	(42)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2028	1,254	(13)	(13)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	3,097	—	(31)
								(13)	(44)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
KPSKY Acquisition Inc.
Business Services	First lien (2)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	$1,022	$—	$(45)	(0.00)%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(15)(18) - Undrawn	—	—	—	04/2022	04/2024	757	—	(9)
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2019	08/2026	2,963	(22)	(36)
								(22)	(45)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2026	347	(5)	(15)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2023	868	—	(36)
								(5)	(51)	(0.00)%
Infogain Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	2,759	(21)	(52)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	05/2026	5,917	(36)	(53)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	03/2023	9,029	—	(63)	(0.00)%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	10/2027	2,040	(6)	(13)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	8,327	(21)	(53)
								(27)	(66)	(0.00)%
DCA Investment Holding, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	03/2023	450	—	(9)
	First lien (3)(18) - Undrawn	—	—	—	12/2022	12/2024	3,936	—	(59)
								—	(68)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	09/2027	2,095	(21)	(21)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	4,907	—	(49)
								(21)	(70)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	$910	$(9)	$(25)
	First lien (3)(15)(18) - Undrawn	—	—	—	07/2022	12/2024	5,165	(52)	(52)
								(61)	(77)	(0.01)%
Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	3,851	—	(56)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2029	3,851	(29)	(56)
								(29)	(112)	(0.01)%
TigerConnect, Inc.
Healthcare	First lien (2)(15)(18) - Undrawn	—	—	—	02/2022	02/2023	955	—	(23)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	(102)
								(43)	(125)	(0.01)%
MRI Software LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2020	02/2026	2,002	(10)	(45)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	08/2023	4,074	—	(92)
								(10)	(137)	(0.01)%
YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	—	—	10/2021	10/2023	1,584	(16)	(41)
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2019	10/2025	3,968	(20)	(104)
								(36)	(145)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2023	81	—	(2)
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	2,479	(25)	(58)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	4,886	—	(114)
								(25)	(174)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	$2,095	$(21)	$(71)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2023	5,386	—	(181)
								(21)	(252)	(0.02)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	(45)
	First lien (4)(15)(18) - Undrawn	—	—	—	01/2022	12/2023	4,231	(42)	(52)
	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2023	13,041	(130)	(162)
								(209)	(259)	(0.02)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	(39)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	11,718	—	(234)
								(10)	(273)	(0.02)%
DOCS, MSO, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(66)
	First lien (4)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	2,457	—	(67)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	6,561	—	(180)
								—	(313)	(0.02)%
Deca Dental Holdings LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	404	(4)	(17)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2023	9,080	—	(390)
								(4)	(407)	(0.03)%
Total Unfunded Debt Investments - United States								$(934)	$(3,261)	(0.25)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	$4,439	$(44)	$(71)	(0.01)%
Total Unfunded Debt Investments - Netherlands								$(44)	$(71)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(18) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$(5)	—%
Total Unfunded Debt Investments - Australia								$(5)	$(5)	—%
Total Unfunded Debt Investments								$(983)	$(3,337)	(0.25)%
Total Non-Controlled/Non-Affiliated Investments								$2,523,522	$2,400,425	181.00%
Non-Controlled/Affiliated Investments (44)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (24)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	FIXED(Q)*	6.50% + 6.50%/PIK	13.00%	12/2020	01/2027	$16,473	$16,362	$16,473	1.24%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(15)	FIXED(Q)(42)*	15.00%/PIK	15.00%	09/2019	09/2023	5	5	—	—%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	FIXED(Q)(42)*	10.00%/PIK	10.00%	03/2021	—	247	—	—
	First lien (3)(15)	L(M)(42)*	10.00%/PIK	11.00%	07/2020	—	3,409	—	—
								—	—	—%
Total Funded Debt Investments - United States								$16,367	$16,473	1.24%
Equity - United States
TVG-Edmentum Holdings, LLC
Education	Ordinary shares (3)(15)	—	—	—	12/2020	—	48,899	$56,821	$110,314	8.32%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	—	—	07/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(15)	—	—	—	07/2017	—	2,786,000	1,282	401
								12,783	4,000	0.30%
Total Shares - United States								$69,604	$114,314	8.62%
Total Non-Controlled/Affiliated Investments								$85,971	$130,787	9.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
Controlled Investments (45)
Funded Debt Investments - United States
New Benevis Topco, LLC (32)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(15)	L(Q)*	2.50% + 7.00%/PIK	14.23%	10/2020	04/2025	$35,541	$35,541	$35,541
	First lien (8)(15)	L(Q)*	2.50% + 7.00%/PIK	14.23%	10/2020	04/2025	8,720	8,720	8,720
	First lien (3)(15)	L(Q)*	2.50% + 7.00%/PIK	14.23%	10/2020	04/2025	4,282	4,282	4,282
	Subordinated (3)(15)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2025	18,687	16,874	14,950
								65,417	63,493	4.79%
UniTek Global Services, Inc.
Business Services	First lien (2)(15)	SOFR(S)*	5.50% + 2.00%/PIK	10.76%	06/2018	08/2024	22,367	21,885	22,367
	First lien (2)(15)	SOFR(S)*	5.50% + 2.00%/PIK	10.76%	06/2018	08/2024	3,949	3,855	3,949
	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	12/2020	02/2025	11,575	11,574	10,384
	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	07/2022	02/2025	5,131	5,131	4,603
								42,445	41,303	3.11%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	FIXED(M)*	18.00%/PIK	18.00%	10/2020	12/2024	21,779	21,779	21,779
	First lien (3)(15)(18) - Drawn	L(M)*	9.00%/PIK	13.12%	10/2020	12/2024	9,785	9,785	9,785
								31,564	31,564	2.38%
NHME Holdings Corp. (28)
National HME, Inc.
Healthcare	Second lien (3)(15)	FIXED(Q)(42)*	12.00%/PIK	12.00%	11/2018	05/2024	13,013	12,583	5,381
	Second lien (3)(15)	FIXED(Q)(42)*	12.00%/PIK	12.00%	11/2018	05/2024	14,500	12,693	—
								25,276	5,381	0.41%
Total Funded Debt Investments - United States								$164,702	$141,741	10.69%
Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2018	—	—	$140,000	$140,000	10.56%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2021	—	—	112,400	112,400	8.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	$76,370	$94,305	7.11%
New Benevis Topco, LLC (32)
Healthcare	Ordinary shares (2)(15)	—	—	—	10/2020	—	269,027	27,154	34,490
	Ordinary shares (8)(15)	—	—	—	10/2020	—	66,007	6,662	8,462
	Ordinary shares (3)(15)	—	—	—	10/2020	—	60,068	6,106	7,701
								39,922	50,653	3.82%
QID TRH Holdings LLC (21)
Haven Midstream Holdings LLC(21)
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—	—	—	10/2021	—	80	—	35,679
	Profit Interest (6)(15)	—	—	—	10/2021	—	5	—	109
								—	35,788	2.70%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	—	—	10/2020	—	100	11,155	26,000	1.96%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)(27)	—	—	—	08/2018	—	15,434,113	15,434	11,626
	Preferred shares (3)(15)(27)	—	—	—	08/2019	—	9,173,217	9,173	7,670
	Preferred shares (3)(15)(26)(42)	—	—	—	06/2017	—	19,795,435	19,795	6,491
	Preferred shares (2)(15)(25)(42)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)(25)(42)	—	—	—	01/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	—	—	01/2015	—	2,096,477	1,926	—
	Ordinary shares (3)(15)	—	—	—	01/2015	—	1,993,749	533	—
								81,254	25,787	1.94%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	—	—	10/2017	—	—	12,538	16,172	1.22%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	—	—	09/2019	—	—	6,272	9,481	0.71%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	861	1,028	0.08%
NHME Holdings Corp.(28)
Healthcare	Ordinary shares (3)(15)	—	—	—	11/2018	—	640,000	4,000	—	—%
NM GLCR LP
Net Lease	Membership interest (7)(15)	—	—	—	02/2018	—	—	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets
NM APP US LLC
Net Lease	Membership interest (7)(15)	—	—	—	09/2016	—	—	$—	$—	—%
NM DRVT LLC
Net Lease	Membership interest (7)(15)	—	—	—	11/2016	—	—	—	—	—%
NM JRA LLC
Net Lease	Membership interest (7)(15)	—	—	—	08/2016	—	—	—	—	—%
NM KRLN LLC
Net Lease	Membership interest (7)(15)	—	—	—	11/2016	—	—	—	—	—%
Total Shares - United States								$484,772	$511,614	38.58%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	—	—	09/2016	—	—	$—	$—	—%
Total Shares - Canada								$—	$—	—%
Total Shares								$484,772	$511,614	38.58%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	—	—	12/2020	02/2025	13,305	$—	$36,680	2.77%
NHME Holdings Corp. (28)
Healthcare	Warrants (3)(15)	—	—	—	11/2018	—	160,000	1,000	—	—%
Total Warrants - United States								$1,000	$36,680	2.77%
Total Funded Investments								$650,474	$690,035	52.03%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	—	—	10/2020	12/2024	$1,577	$—	$—	—%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	10/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States								—	—	—%
Total Controlled Investments								$650,474	$690,035	52.03%
Total Investments								$3,259,967	$3,221,247	242.89%

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
December 31, 2022
(in thousands, except shares)

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
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2022, the par value U.S. dollar equivalent of the first lien term loan, and drawn first lien term loan is $15,562 and $13,941, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(17)Par amount is denominated in United States Dollar unless otherwise noted, British Pound ("£") and/or Euro ("€").
(18)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(19)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2022.
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
(21)The Company holds investments in multiple entities of Haven Midstream Holdings LLC. The Company holds 4.6% of the Class B profits interest in QID NGL, LLC (which at closing represented 97% of the ownership in the class B units in QID TRH Holdings, LLC), class A common units of Haven Midstream Holdings LLC., and holds a first lien revolver in Haven Midstream Holdings LLC.
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
(28)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as a Tranche A Term Loan and Tranche B Term Loan in National HME, Inc., a whollyowned subsidiary of NHME Holdings Corp.
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
December 31, 2022
(in thousands, except shares)

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
(40)The Company holds ordinary shares in OA Topco, L.P., and a first lien term loan and a first lien revolver in OA Buyer, Inc., a wholly-owned subsidiary of OA Topco, L.P.
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
(43)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $16,539 as of December 31, 2022. See Note 2. Summary of Significant Accounting Policies, for details.
(44)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2022 and December 31, 2021 along with transactions during the year ended December 31, 2022 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Permian Holdco 3, Inc. / Permian Trust	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sierra Hamilton Holdings Corporation	4,000	—	—	—	4,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	130,775	5,168	—	(9,156)	126,787	—	2,105	4,109	250
Total Non-Controlled/Affiliated Investments	$134,775	$5,168	$—	$(9,156)	$130,787	$—	$2,105	$4,109	$250

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

(45)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of December 31, 2022 and December 31, 2021 along with transactions during the year ended December 31, 2022 in which the issuer was a controlled investment, is as follows:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Edmentum Inc.	$—	$—	$—	$—	$—	$54	$—	$—	$—
National HME, Inc./NHME Holdings Corp.	27,347	(8,161)	—	(13,805)	5,381	—	(9,661)	—	(1,500)
New Benevis Topco, LLC / New Benevis Holdco, Inc.	109,595	5,914	—	(1,363)	114,146	—	8,057	—	1,500
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	34,759	7,805	—	15,000	57,564	—	4,504	—	511
NM APP CANADA CORP	9,422	—	(7,345)	(2,077)	—	4,212	—	620	713
NM APP US LLC	14,891	—	(5,080)	(9,811)	—	4,489	—	255	483
NM CLFX LP	24,676	—	—	(8,504)	16,172	—	—	1,596	—
NM DRVT LLC	7,984	—	(5,152)	(2,832)	—	3,439	—	173	475
NM JRA LLC	3,996	—	(2,043)	(1,953)	—	2,049	—	72	188
NM GLCR LP	50,687	—	(14,750)	(35,937)	—	35,713	—	400	2,150
NM KRLN LLC	244	97	(9,319)	8,978	—	(9,318)	—	—	—
NM NL Holdings, L.P.	107,870	53	(10,885)	(2,733)	94,305	—	—	8,453	—
NM GP Holdco, LLC	1,197	1	(138)	(32)	1,028	—	—	94	—
NM YI LLC	8,286	—	—	1,195	9,481	—	—	828	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	140,000	—	—	17,485	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	13,173	—
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	34,821	3,865	(38,685)	35,787	35,788	12,802	6,316	—	1,902
UniTek Global Services, Inc.	67,635	13,378	(1,549)	24,306	103,770	—	4,738	4,363	724
Total Controlled Investments	$755,810	$22,952	$(94,946)	$6,219	$690,035	$53,440	$13,954	$47,512	$7,146

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
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2022, 15.3% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
December 31, 2022

December 31, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	54.45%
Second lien	17.42%
Subordinated	2.38%
Equity and other	25.75%
Total investments	100.00%

December 31, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	27.85%
Business Services	18.39%
Healthcare	17.01%
Investment Funds (includes investments in joint ventures)	7.84%
Education	7.43%
Consumer Services	3.85%
Net Lease	3.76%
Distribution & Logistics	3.18%
Financial Services	2.98%
Energy	1.91%
Specialty Chemicals & Materials	1.87%
Information Technology	1.81%
Packaging	1.26%
Consumer Products	0.64%
Business Products	0.22%
Total investments	100.00%

December 31, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	88.53%
Fixed rates	11.47%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation
December 31, 2022
(in thousands, except share data)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through December 31, 2022, NMFC raised approximately $945,617 in net proceeds from additional offerings of its common stock.
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
•NMF Ancora Holdings, Inc. ("NMF Ancora"), NMF QID NGL Holdings, Inc. ("NMF QID"), NMF YP Holdings, Inc. ("NMF YP"), NMF Permian Holdings, LLC ("NMF Permian"), NMF HB, Inc. ("NMF HB"), NMF TRM, LLC ("NMF TRM"), NMF Pioneer, Inc. ("NMF Pioneer") and NMF OEC, Inc. ("NMF OEC"), which serve as tax blocker corporations by holding equity or equity-like investments in portfolio companies organized as limited liability companies (or other forms of pass-through entities); the Company consolidates its tax blocker corporations for accounting purposes but the tax blocker corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies; and
•New Mountain Finance Servicing, L.L.C. ("NMF Servicing"), which serves as the administrative agent on certain investment transactions.

New Mountain Net Lease Corporation ("NMNLC") is a majority-owned consolidated subsidiary of the Company, which acquires commercial real estate properties that are subject to "triple net" leases and has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a real estate investment trust, or REIT, within the meaning of Section 856(a) of the Code.
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent the Company invests in the “last out” tranche. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In some cases, the Company’s investments may also include equity interests. The Company’s primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of December 31, 2022, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and education.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its wholly-owned direct and indirect subsidiaries: NMF Holdings, NMFDB, NMF Servicing, SBIC I, SBIC I GP, SBIC II, SBIC II GP, NMF Ancora, NMF QID, NMF YP, NMF Permian, NMF HB, NMF TRM, NMF Pioneer and NMF OEC and its majority-owned consolidated subsidiary: NMNLC. For majority-owned consolidated subsidiaries, the third-party equity interest is referred to as non-controlling interest. The net income attributable to non-controlling interests for such subsidiaries is presented as “Net increase (decrease) in net assets resulting from operations related to non-controlling interest” in the Company’s Consolidated Statements of Operations. The portion of shareholders' equity that is attributable to non-controlling interests for such subsidiaries is presented as “Non-controlling interest”, a component of total equity, on the Company’s Consolidated Statements of Assets and Liabilities.
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
The Company’s consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements have been included.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2022.
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

Below is certain summarized property information for NMNLC as of December 31, 2022:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	December 31, 2022
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$95,333
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	16,172
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,481
					$120,986
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of December 31, 2022 and December 31, 2021, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $16,539 and $21,422, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company recognized PIK and non-cash interest from investments of $17,326, $23,343 and $17,002, respectively, and PIK and non-cash dividends from investments of $22,543, $19,485 and $13,447, respectively.
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

Other income:    Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Other income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
For the year ended December 31, 2022, the Company recognized a total income tax expense of approximately $9,299 for the Company's consolidated subsidiaries. For the year ended December 31, 2022, the Company recorded current income tax expense of approximately $825 and deferred income tax provision of approximately $8,474. For the year ended December 31, 2021, the Company recognized a total income tax expense of approximately $232 for the Company's consolidated subsidiaries. For the year ended December 31, 2021, the Company recorded current income tax expense of approximately $118 and deferred income tax provision of approximately $114. For the year ended December 31, 2020, the Company recognized a total income tax benefit of approximately $991 for the Company's consolidated subsidiaries. For the year ended December 31, 2020, the Company recorded current income tax expense of approximately $22 and deferred income tax benefit of approximately $1,013.
As of December 31, 2022 and December 31, 2021, the Company had $8,487 and $13 of deferred tax liabilities, respectively, primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
    Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740")

through December 31, 2022. The 2019 through 2022 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2022, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2023 or until $50,000 of its outstanding shares of common stock have been repurchased. During the years ended December 31, 2022 and December 31, 2021, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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
Note 3. Investments
At December 31, 2022, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,816,091	$1,753,967
Second lien	632,990	561,207
Subordinated	85,774	76,659
Equity and other	725,112	829,414
Total investments	$3,259,967	$3,221,247
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$916,259	$897,008
Business Services	661,079	592,868
Healthcare	586,311	548,383
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,117	239,301
Consumer Services	126,392	123,880
Net Lease	96,041	120,986
Distribution & Logistics	111,096	102,410
Financial Services	96,021	95,839
Energy	55,507	61,564
Specialty Chemicals & Materials	25,363	60,268
Information Technology	58,638	58,165
Packaging	43,124	40,547
Consumer Products	20,850	20,624
Business Products	10,769	7,004
Total investments	$3,259,967	$3,221,247

At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,682,541	$1,657,815
Second lien	645,370	627,356
Subordinated	54,996	50,742
Equity and other	743,585	838,451
Total investments	$3,126,492	$3,174,364

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$782,714	$781,304
Business Services	578,635	514,013
Healthcare Services	510,832	509,941
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,895	250,351
Net Lease	150,603	229,253
Consumer Services	111,464	111,140
Distribution & Logistics	106,211	104,112
Insurance Services	76,307	75,094
Specialty Chemicals & Materials	60,295	60,367
Information Technology	58,570	58,553
Financial Services	55,424	55,745
Healthcare Information Technology	52,804	52,946
Energy	47,702	38,759
Packaging	34,763	33,723
Federal Services	12,797	12,790
Business Products	10,764	10,586
Consumer Products	10,218	10,206
Industrial Services	7,368	7,362
Information Services	5,726	5,719
Total investments	$3,126,492	$3,174,364
During the third quarter of 2022, the Company placed its first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of December 31, 2022, the Company's positions in Ansira had an aggregate cost basis of $41,367, an aggregate fair value of $18,571, and total unearned interest income of $2,097 for the year then ended.
As of December 31, 2022, the Company's aggregate principal amount of its second lien term loan in Integro Parent Inc. ("Integro") was $11,510. During the second quarter of 2022, the Company placed an aggregate principal amount of $4,029 of its second lien position on non-accrual status. As of December 31, 2022, the Company's position in Integro on non-accrual status had an aggregate cost basis of $3,888, an aggregate fair value of $3,051, total unearned interest income of $375 for the year then ended and total unearned other income of $36 for the year then ended.

During the second quarter of 2022, the Company placed its second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of December 31, 2022, the Company's second lien positions in National HME had an aggregate cost basis of $25,276, an aggregate fair value of $5,381. During the fourth quarter of 2022, the Company reversed $11,236 of previously recorded PIK interest in National HME and $1,500 of previously recorded other income in NHME Holdings Corp. as the Company believes this PIK interest and other income will ultimately not be collectible.

As of December 31, 2022, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $30,356, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an aggregate principal amount of $13,059 of its first lien term loans on non-accrual status. As of December 31, 2022, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $13,042, an aggregate fair value of $8,240 and total unearned interest income of $1,459 for the year then ended.
During the third quarter of 2021, the Company placed its second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of December 31, 2022, the Company's second lien position in Sierra had an aggregate cost basis of $5, an aggregate fair value of $0, and total unearned interest income of $1 for the year then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of December 31, 2022, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $6,705 for the year then ended. During the third quarter of 2021, the Company placed an aggregate principal amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of December 31, 2022, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $6,491 and total unearned dividend income of approximately $4,656 for the year then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of December 31, 2022, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $953, an aggregate fair value of $0 and total unearned interest income of $26 for the year then ended.
As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $100,315 and $0, respectively. As of December 31, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $123,748. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2022.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of December 31, 2022, the SPP Agreement has a cost basis of $14,500 and a fair value of $7,995, which is reflective of the higher inherent risk in this transaction.

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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of December 31, 2022, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Prior to July 8, 2021, the credit facility bore interest at a rate of LIBOR plus 1.70%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of December 31, 2022 and December 31, 2021, SLP III had total investments with an aggregate fair value of approximately $639,327 and $702,148, respectively, and debt outstanding under its credit facility of $512,100 and $510,900, respectively. As of December 31, 2022 and December 31, 2021, none of SLP III's investments were on non-accrual. Additionally, as of December 31, 2022 and December 31, 2021, SLP III had unfunded commitments in the form of delayed draws of $2,948 and $4,569, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of December 31, 2022 and December 31, 2021 :

	December 31, 2022	December 31, 2021
First lien investments (1)	$690,017	$709,517
Weighted average interest rate on first lien investments (2)	8.51%	4.50%
Number of portfolio companies in SLP III	83	80
Largest portfolio company investment (1)	$18,197	$23,489
Total of five largest portfolio company investments (1)	$85,948	$95,504

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of December 31, 2022:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	L(M)	3.75%	8.13%	12/2027	$2,400	$2,391	$2,194
Advisor Group Holdings, Inc.	Financial Services	L(M)	4.50%	8.88%	07/2026	9,700	9,672	9,512
AG Parent Holdings, LLC	Healthcare	L(M)	5.00%	9.38%	07/2026	12,125	12,092	11,769
Artera Services, LLC	Distribution & Logistics	L(Q)	3.50%	8.23%	03/2025	6,838	6,806	5,624
AssuredPartners, Inc.	Insurance Services	SOFR(M)	4.25%	8.57%	02/2027	1,995	1,926	1,985
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	L(M)	4.25%	8.63%	10/2026	5,835	5,801	4,989
athenahealth Group Inc.	Healthcare	SOFR(M)	3.50%	7.82%	02/2029	6,912	6,644	6,258
BCPE Empire Holdings, Inc.	Distribution & Logistics	L(M)	4.00%	8.38%	06/2026	4,258	4,235	4,141
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.63%	9.05%	06/2026	3,257	3,156	3,205
Bella Holding Company, LLC	Healthcare	L(M)	3.75%	8.13%	05/2028	2,238	2,220	2,123
Bluefin Holding, LLC	Software	L(Q)	5.75%	10.48%	09/2026	9,700	9,617	9,418
Bluefin Holding, LLC	Software	L(Q)	5.75%	10.48%	09/2026	2,562	2,530	2,488
Bracket Intermediate Holding Corp.	Healthcare	L(Q)	4.25%	7.99%	09/2025	14,362	14,333	13,689
Brave Parent Holdings, Inc.	Software	L(M)	4.00%	8.38%	04/2025	4,266	4,260	4,145
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	7.91%	07/2029	7,045	6,875	7,033
Cano Health, LLC	Healthcare	SOFR(M)	4.00%	8.42%	11/2027	9,508	9,476	7,642
Cardinal Parent, Inc.	Software	L(Q)	4.50%	9.23%	11/2027	9,922	9,709	9,522
CE Intermediate I, LLC	Software	L(Q)	4.00%	8.59%	11/2028	10,920	10,854	10,388
CentralSquare Technologies, LLC	Software	L(Q)	3.75%	8.48%	08/2025	14,400	14,385	12,488
CHA Holdings, Inc.	Business Services	L(Q)	4.50%	9.23%	04/2025	957	957	945
CommerceHub, Inc.	Software	SOFR(S)	4.00%	8.78%	12/2027	5,717	5,695	5,274
Confluent Health, LLC	Healthcare	L(M)	4.00%	8.38%	11/2028	11,962	11,909	10,212
Confluent Health, LLC	Healthcare	L(M)	4.00%	8.38%	11/2028	1,499	1,492	1,280
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	8.33%	02/2029	6,947	6,916	6,617
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	9.93%	09/2026	12,967	12,598	12,578
Cornerstone OnDemand, Inc.	Software	L(M)	3.75%	8.13%	10/2028	4,511	4,492	4,049
Covenant Surgical Partners, Inc.	Healthcare	L(Q)	4.00%	8.41%	07/2026	2,000	1,984	1,710
Covenant Surgical Partners, Inc.	Healthcare	L(Q)	4.00%	8.41%	07/2026	9,680	9,628	8,276
CRCI Longhorn Holdings, Inc.	Business Services	L(M)	3.50%	7.77%	08/2025	14,363	14,333	13,597
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.58%	10/2029	6,965	6,556	6,539
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	8.13%	03/2028	7,388	7,364	7,088
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	8.82%	12/2027	9,725	9,690	9,628
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	7.97%	10/2029	7,100	6,543	6,499
Dispatch Acquisition Holdings, LLC	Industrial Services	L(Q)	4.25%	8.98%	03/2028	15,606	15,196	13,265
Drilling Info Holdings, Inc.	Business Services	L(M)	4.25%	8.63%	07/2025	18,197	18,159	17,560
EAB Global, Inc.	Education	L(M)	3.50%	7.88%	08/2028	3,212	3,199	3,098
Energize Holdco LLC	Business Services	L(M)	3.75%	8.13%	12/2028	12,488	12,433	11,863
eResearchTechnology, Inc.	Healthcare	L(M)	4.50%	8.88%	02/2027	7,271	7,247	6,459
EyeCare Partners, LLC	Healthcare	L(Q)	3.75%	8.48%	02/2027	14,611	14,599	12,431
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.59%	08/2028	9,405	9,326	8,840
Greenway Health, LLC	Healthcare	L(Q)	3.75%	8.48%	02/2024	14,219	14,221	9,971
Heartland Dental, LLC	Healthcare	L(M)	3.75%	8.13%	04/2025	18,160	18,126	16,847
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.19%	11/2026	18,068	17,953	16,335
Higginbotham Insurance Agency, Inc.	Business Services	L(M)	5.25%	9.63%	11/2026	9,079	9,018	8,972
HighTower Holding, LLC	Financial Services	L(Q)	4.00%	8.28%	04/2028	4,778	4,739	4,402
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	9.67%	04/2029	5,652	5,493	5,394
Idera, Inc.	Software	L(Q)	3.75%	7.50%	03/2028	15,803	15,792	14,944

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Kestra Advisor Services Holdings A, Inc.	Financial Services	L(Q)	4.25%	8.98%	06/2026	$11,935	$11,889	$11,572
LI Group Holdings, Inc.	Software	L(M)	3.75%	8.13%	03/2028	4,573	4,565	4,493
LSCS Holdings, Inc.	Healthcare	L(M)	4.50%	8.88%	12/2028	7,567	7,534	7,236
Mamba Purchaser, Inc.	Healthcare	L(M)	3.50%	7.89%	10/2028	5,730	5,706	5,486
Maverick Bidco Inc.	Software	L(Q)	3.75%	8.16%	05/2028	3,960	3,945	3,763
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.28%	05/2028	2,000	1,905	1,901
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	8.50%	05/2028	4,174	4,157	3,993
MED ParentCo, LP	Healthcare	L(M)	4.25%	8.63%	08/2026	12,588	12,520	10,800
Mercury Borrower, Inc.	Business Services	L(Q)	3.50%	8.25%	08/2028	4,179	4,160	3,996
MH Sub I, LLC (Micro Holding Corp.)	Software	L(M)	3.75%	8.13%	09/2024	10,695	10,677	10,406
Mitnick Corporate Purchaser, Inc.	Software	SOFR(Q)	4.75%	8.94%	05/2029	4,655	4,633	4,373
National Intergovernmental Purchasing Alliance Company	Business Services	SOFR(Q)	3.50%	8.08%	05/2025	8,485	8,483	8,416
Navex Topco, Inc.	Software	L(M)	3.25%	7.64%	09/2025	10,887	10,841	10,811
Netsmart, Inc.	Healthcare	L(M)	4.00%	8.38%	10/2027	3,940	3,940	3,805
Outcomes Group Holdings, Inc.	Healthcare	L(Q)	3.25%	7.98%	10/2025	3,331	3,327	3,237
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	7.84%	02/2029	1,728	1,724	1,682
Peraton Corp.	Federal Services	L(M)	3.75%	8.13%	02/2028	7,235	7,206	7,082
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	L(M)	3.50%	7.88%	02/2025	4,573	4,570	4,321
Physician Partners, LLC	Healthcare	SOFR(M)	4.00%	8.42%	12/2028	5,627	5,575	5,383
Planview Parent, Inc.	Software	L(Q)	4.00%	8.73%	12/2027	10,832	10,598	10,109
Premise Health Holding Corp.	Healthcare	L(S)	3.75%	7.92%	07/2025	7,405	7,390	7,183
Project Ruby Ultimate Parent Corp.	Healthcare	L(M)	3.25%	7.63%	03/2028	4,352	4,335	4,124
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	5.75%	10.07%	03/2028	4,988	4,844	4,838
RealPage, Inc.	Software	L(M)	3.00%	7.38%	04/2028	10,159	10,139	9,687
RLG Holdings, LLC	Packaging	L(M)	4.00%	8.38%	07/2028	5,785	5,761	5,462
Sierra Enterprises, LLC	Food & Beverage	L(Q)	4.00%	8.41%	11/2024	2,381	2,380	1,661
Snap One Holdings Corp.	Distribution & Logistics	L(M)	4.50%	8.88%	12/2028	6,622	6,564	6,093
Sovos Brands Intermediate, Inc.	Food & Beverage	L(Q)	3.50%	7.91%	06/2028	9,429	9,410	9,225
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	L(Q)	4.00%	8.73%	07/2025	11,933	11,921	11,692
Storable, Inc.	Software	SOFR(M)	3.50%	7.98%	04/2028	3,823	3,816	3,657
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	8.69%	12/2027	15,720	15,610	13,205
Syndigo LLC	Software	L(M)	4.50%	8.84%	12/2027	14,738	14,655	14,340
Therapy Brands Holdings LLC	Software	L(M)	4.00%	8.35%	05/2028	4,099	4,082	3,853
Thermostat Purchaser III, Inc.	Business Services	L(Q)	4.50%	9.23%	08/2028	6,003	5,978	5,800
USI, Inc. (fka Compass Investors Inc.)	Insurance Services	SOFR(Q)	3.75%	8.33%	11/2029	5,486	5,377	5,441
Valcour Packaging, LLC	Packaging	L(S)	3.75%	7.98%	10/2028	4,504	4,492	3,772
VT Topco, Inc.	Business Services	L(M)	3.75%	8.13%	08/2025	31	31	30
VT Topco, Inc.	Business Services	L(M)	3.50%	7.88%	08/2025	2,729	2,729	2,647
VT Topco, Inc.	Business Services	L(M)	3.75%	8.13%	08/2025	838	835	815
WatchGuard Technologies, Inc.	Software	SOFR(M)	5.25%	9.57%	07/2029	5,290	4,957	5,075
Waystar Technologies, Inc.	Healthcare	L(M)	4.00%	8.38%	10/2026	4,025	4,018	3,972
WP CityMD Bidco LLC	Healthcare	L(M)	3.25%	7.63%	12/2028	4,148	4,123	4,145
Wrench Group LLC	Consumer Services	L(Q)	4.00%	8.73%	04/2026	7,824	7,809	7,565
YI, LLC	Healthcare	L(M)	4.00%	8.38%	11/2024	9,490	9,487	9,174
Total Funded Investments						$687,069	$681,338	$639,607

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare	—	—	—	01/2024	$847	$(44)	$(80)
Confluent Health, LLC	Healthcare	—	—	—	11/2023	1,139	(6)	(167)
Thermostat Purchaser III, Inc.	Business Services	—	—	—	08/2023	937	—	(32)
VT Topco, Inc.	Business Services	—	—	—	08/2023	25	—	(1)
Total Unfunded Investments						$2,948	$(50)	$(280)
Total Investments						$690,017	$681,288	$639,327

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2022.
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

Below is certain summarized financial information for SLP III as of December 31, 2022 and December 31, 2021 and for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

Selected Balance Sheet Information:	December 31, 2022	December 31, 2021
Investments at fair value (cost of $681,288 and $701,743, respectively)	$639,327	$702,148
Cash and other assets	17,149	16,505
Receivable from unsettled securities sold	—	7,351
Total assets	$656,476	$726,004

Credit facility	$512,100	$510,900
Deferred financing costs (net of accumulated amortization of $4,840 and $3,338, respectively)	(1,695)	(3,198)
Payable for unsettled securities purchased	—	34,552
Distribution payable	5,688	5,031
Other liabilities	6,492	2,378
Total liabilities	522,585	549,663

Members' capital	$133,891	$176,341
Total liabilities and members' capital	$656,476	$726,004

	Year Ended December 31,
Selected Statement of Operations Information:	2022	2021	2020
Interest income	$41,382	$31,240	$27,476
Other income	774	573	576
Total investment income	42,156	31,813	28,052

Interest and other financing expenses	19,274	10,624	11,872
Other expenses	863	804	747
Net expenses	20,137	11,428	12,619
Net investment income	22,019	20,385	15,433

Net realized (losses) gains on investments	(247)	572	262
Net change in unrealized (depreciation) appreciation of investments	(42,366)	6,360	(418)
Net (decrease) increase in members' capital	$(20,594)	$27,317	$15,277

For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company earned approximately $17,485, $16,712 and $11,864, respectively, of dividend income related to SLP III, which is included in dividend income. As of December 31, 2022 and December 31, 2021 approximately $4,550 and $4,025, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of December 31, 2022 and December 31, 2021, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026 and bears interest at a rate of LIBOR plus 1.60% per annum. As of December 31, 2022 and December 31, 2021, SLP IV had total investments with an aggregate fair value of approximately $473,762 and $504,948, respectively, and debt outstanding under its credit facility of $365,537 and $360,137, respectively. As of December 31, 2022, none of SLP IV’s investments were on non-accrual. Additionally, as of December 31, 2022 and December 31, 2021, SLP IV had unfunded commitments in the form of delayed draws of $1,973 and $6,103, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2022:

	December 31, 2022	December 31, 2021
First lien investments (1)	$510,372	$513,298
Weighted average interest rate on first lien investments (2)	8.54%	4.64%
Number of portfolio companies in SLP IV	74	68
Largest portfolio company investment (1)	$21,982	$22,215
Total of five largest portfolio company investments (1)	$93,734	$99,875

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of December 31, 2022:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
ADG, LLC	Healthcare	L (M)	4.75% + 0.50%/PIK	9.69%	09/2023	$16,335	$16,315	$15,674
ADMI Corp. (aka Aspen Dental)	Healthcare	L (M)	3.75%	8.13%	12/2027	1,852	1,844	1,693
Advisor Group Holdings, Inc.	Financial Services	L (M)	4.50%	8.88%	07/2026	11,577	11,513	11,353
Artera Services, LLC	Distribution & Logistics	L (Q)	3.50%	8.23%	03/2025	5,275	5,251	4,339
athenahealth Group Inc.	Healthcare	SOFR (M)	3.50%	7.82%	02/2029	2,397	2,387	2,171
Barracuda Parent, LLC	Software	SOFR (Q)	4.50%	8.59%	08/2029	5,000	4,856	4,822
Bayou Intermediate II, LLC	Healthcare	L (Q)	4.50%	8.96%	08/2028	8,607	8,571	8,305
Bella Holding Company, LLC	Healthcare	L (M)	3.75%	8.13%	05/2028	1,751	1,746	1,661
Bleriot US Bidco Inc.	Federal Services	L (Q)	4.00%	8.73%	10/2026	3,940	3,940	3,907
Bracket Intermediate Holding Corp.	Healthcare	L (Q)	4.25%	7.99%	09/2025	4,427	4,418	4,220
Brave Parent Holdings, Inc.	Software	L (M)	4.00%	8.38%	04/2025	2,345	2,342	2,278
Brown Group Holding, LLC	Distribution & Logistics	SOFR (Q)	3.75%	7.91%	07/2029	5,424	5,293	5,416
Cano Health, LLC	Healthcare	SOFR (M)	4.00%	8.42%	11/2027	7,478	7,473	6,011
CE Intermediate I, LLC	Software	L (Q)	4.00%	8.59%	11/2028	8,178	8,127	7,779
CentralSquare Technologies, LLC	Software	P (Q)	3.75%	8.48%	08/2025	14,400	14,385	12,488
Certara Holdco, Inc.	Healthcare	L (M)	3.50%	7.88%	08/2026	3,900	3,893	3,849
CHA Holdings, Inc.	Business Services	L (Q)	4.50%	9.23%	04/2025	1,984	1,979	1,960
CHA Holdings, Inc.	Business Services	L (Q)	4.50%	9.23%	04/2025	10,806	10,788	10,679
Confluent Health, LLC	Healthcare	L (M)	4.00%	8.68%	11/2028	999	991	853
Confluent Health, LLC	Healthcare	L (M)	4.00%	8.38%	11/2028	8,014	7,979	6,842
Confluent Medical Technologies, Inc.	Healthcare	SOFR (Q)	3.75%	8.33%	02/2029	6,948	6,916	6,617
Convey Health Solutions, Inc.	Healthcare	SOFR (Q)	5.25%	9.83%	09/2026	4,988	4,846	4,838
Cornerstone OnDemand, Inc.	Software	L (M)	3.75%	8.13%	10/2028	3,222	3,209	2,892
CVET Midco 2, L.P.	Software	SOFR (Q)	5.00%	9.58%	10/2029	2,687	2,529	2,522
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR (M)	4.50%	8.82%	12/2027	10,666	10,640	10,559
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR (Q)	4.38%	7.97%	10/2029	5,400	4,976	4,943
Dispatch Acquisition Holdings, LLC	Industrial Services	L (Q)	4.25%	8.98%	03/2028	9,875	9,769	8,393
Drilling Info Holdings, Inc.	Business Services	L (M)	4.25%	8.63%	07/2025	20,288	20,251	19,578
EAB Global, Inc.	Education	L (M)	3.50%	7.88%	08/2028	6,422	6,395	6,193
Emerald 2 Limited	Business Services	L (Q)	3.25%	7.98%	07/2028	441	440	437
Energize Holdco LLC	Business Services	L (M)	3.75%	8.13%	12/2028	9,000	8,961	8,550
eResearchTechnology, Inc.	Healthcare	L (M)	4.50%	8.88%	02/2027	4,384	4,357	3,895
EyeCare Partners, LLC	Healthcare	L (Q)	3.75%	8.48%	11/2028	9,925	9,904	8,445
Foundational Education Group, Inc.	Education	SOFR (Q)	3.75%	8.59%	08/2028	6,435	6,381	6,048
Geo Parent Corporation	Business Services	SOFR (Q)	5.25%	9.44%	12/2025	9,709	9,499	9,470
Greenway Health, LLC	Healthcare	L (Q)	3.75%	8.48%	02/2024	20,729	20,710	14,536
Heartland Dental, LLC	Healthcare	L (M)	3.75%	8.13%	04/2025	3,535	3,529	3,280
Heartland Dental, LLC	Healthcare	L (M)	4.00%	8.39%	04/2025	6,206	6,186	5,785
Help/Systems Holdings, Inc.	Software	SOFR (Q)	4.00%	8.19%	11/2026	9,808	9,782	8,867
Houghton Mifflin Harcourt Company	Education	SOFR (M)	5.25%	9.67%	04/2029	4,037	3,926	3,854
Hunter Holdco 3 Limited	Healthcare	L (Q)	4.25%	8.98%	08/2028	3,949	3,916	3,886
Idera, Inc.	Software	L (Q)	3.75%	7.50%	03/2028	9,224	9,162	8,723
Kestra Advisor Services Holdings A, Inc.	Financial Services	L (Q)	4.25%	8.98%	06/2026	5,430	5,389	5,265
LSCS Holdings, Inc.	Healthcare	L (M)	4.50%	8.88%	12/2028	8,669	8,634	8,290
Mamba Purchaser, Inc.	Healthcare	L (M)	3.50%	7.89%	10/2028	4,092	4,075	3,919
Mandolin Technology Intermediate Holdings, Inc.	Software	L (Q)	3.75%	8.16%	07/2028	9,900	9,859	9,281
Maverick Bidco Inc.	Software	SOFR (Q)	5.00%	9.28%	05/2028	2,000	1,905	1,901
Maverick Bidco Inc.	Software	L (Q)	3.75%	8.16%	05/2028	7,921	7,889	7,527

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Mavis Tire Express Services Topco Corp.	Retail	SOFR (M)	4.00%	8.50%	05/2028	$8,348	$8,314	$7,985
Mercury Borrower, Inc.	Business Services	L (Q)	3.50%	8.25%	08/2028	6,188	6,162	5,917
MH Sub I, LLC (Micro Holding Corp.)	Software	L (M)	3.75%	8.13%	09/2024	7,818	7,805	7,606
National Intergovernmental Purchasing Alliance Company	Business Services	SOFR (Q)	3.50%	8.08%	05/2025	1,319	1,320	1,308
Netsmart, Inc.	Healthcare	L (M)	4.00%	8.38%	10/2027	6,894	6,895	6,658
OEConnection LLC	Software	SOFR (M)	4.00%	8.42%	09/2026	4,081	4,056	3,899
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR (Q)	3.75%	7.84%	02/2029	1,333	1,330	1,298
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	L (M)	3.50%	7.88%	02/2025	7,975	7,962	7,537
Physician Partners, LLC	Healthcare	SOFR (M)	4.00%	8.42%	12/2028	4,252	4,214	4,068
Premise Health Holding Corp.	Healthcare	L (S)	3.75%	7.92%	07/2025	1,946	1,942	1,888
Project Boost Purchaser, LLC	Business Services	L (M)	3.50%	7.88%	05/2026	2,463	2,458	2,377
RealPage, Inc.	Software	L (M)	3.00%	7.38%	04/2028	3,628	3,617	3,460
RLG Holdings, LLC	Packaging	L (M)	4.00%	8.38%	07/2028	4,719	4,700	4,456
Sierra Enterprises, LLC	Food & Beverage	L (Q)	4.00%	8.41%	11/2024	4,172	4,164	2,910
Snap One Holdings Corp.	Distribution & Logistics	L (M)	4.50%	8.88%	12/2028	8,584	8,509	7,898
Sovos Brands Intermediate, Inc.	Food & Beverage	L (Q)	3.50%	7.91%	06/2028	8,290	8,273	8,110
STATS Intermediate Holdings, LLC	Business Services	SOFR (Q)	7.25%	11.52%	07/2026	2,294	2,204	2,202
Storable, Inc.	Software	SOFR (M)	3.50%	7.98%	04/2028	3,960	3,940	3,788
Symplr Software, Inc.	Healthcare	SOFR (Q)	4.50%	8.69%	12/2027	3,765	3,756	3,163
Syndigo LLC	Software	L (M)	4.50%	8.84%	12/2027	9,760	9,744	9,497
Therapy Brands Holdings LLC	Software	L (M)	4.00%	8.35%	05/2028	6,030	6,004	5,668
Thermostat Purchaser III, Inc.	Business Services	L (Q)	4.50%	9.23%	08/2028	4,288	4,270	4,143
USIC Holdings, Inc.	Business Services	L (M)	3.50%	7.88%	05/2028	3,801	3,788	3,638
Valcour Packaging, LLC	Packaging	L (S)	3.75%	7.98%	10/2028	3,276	3,268	2,744
Virtusa Corporation	Information Technology	SOFR (M)	3.75%	8.17%	02/2029	2,281	2,260	2,208
VT Topco, Inc.	Business Services	L (M)	3.75%	6.16%	08/2025	308	306	293
VT Topco, Inc.	Business Services	L (M)	3.75%	8.13%	08/2025	8,378	8,350	8,154
WatchGuard Technologies, Inc.	Software	SOFR (M)	5.25%	9.57%	07/2029	4,081	3,824	3,915
Wrench Group LLC	Consumer Services	L (Q)	4.00%	8.73%	04/2026	9,469	9,421	9,155
YI, LLC	Healthcare	L (M)	4.00%	8.38%	11/2024	21,982	21,975	21,251
Zone Climate Services, Inc.	Business Services	SOFR (S)	4.75%	8.62%	03/2028	9,950	9,773	9,791
Zone Climate Services, Inc.	Business Services	SOFR (S)	4.75%	8.64%	03/2028	2,187	2,149	2,152
Total Funded Investments						$508,399	$504,879	$473,931
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare	—	—	—	01/2024	$294	$—	$(28)
Confluent Health, LLC	Healthcare	—	—	—	11/2023	759	(4)	(111)
Thermostat Purchaser III, Inc.	Business Services	—	—	—	08/2023	669	—	(23)
VT Topco, Inc.	Business Services	—	—	—	08/2023	251	—	(7)
Total Unfunded Investments						$1,973	$(4)	$(169)
Total Investments						$510,372	$504,875	$473,762

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2022.
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

Below is certain summarized consolidated financial information for SLP IV as of December 31, 2022 and December 31, 2021, for the year ended December 31, 2022 and for the period from May 5, 2021 through December 31, 2021:

Selected Consolidated Balance Sheet Information:	December 31, 2022	December 31, 2021
Investments at fair value (cost of $504,875 and $505,043, respectively)	$473,762	$504,948
Receivable from unsettled securities sold	—	2,595
Cash and other assets	12,853	12,912
Total assets	$486,615	$520,455

Credit facility	$365,537	$360,137
Deferred financing costs (net of accumulated amortization of $997 and $396, respectively)	(2,008)	(2,609)
Payable for unsettled securities purchased	—	13,893
Distribution payable	4,648	3,396
Other liabilities	5,410	1,910
Total liabilities	373,587	376,727

Members' capital	$113,028	$143,728
Total liabilities and members' capital	$486,615	$520,455

Selected Consolidated Statement of Operations Information:	Year Ended
	December 31, 2022	December 31, 2021(1)
Interest income	$31,017	$14,821
Other income	561	234
Total investment income	31,578	15,055

Interest and other financing expenses	13,580	4,163
Other expenses	757	773
Total expenses	14,337	4,936
Net investment income	17,241	10,119

Net realized (losses) gains on investments	(164)	183
Net change in unrealized (depreciation) appreciation of investments	(31,018)	5,033
Net (decrease) increase in members' capital	$(13,941)	$15,335

(1)Reflects the results of operations for the period from May 5, 2021 through December 31, 2021.
For the year ended December 31, 2022 and for the period from May 5, 2021 through December 31, 2021, the Company earned approximately $13,173 and $7,767 of dividend income related to SLP IV, respectively, which is included in dividend income. As of December 31, 2022 and December 31, 2021, approximately $3,653 and $2,670, respectively of dividend income related to SLP IV was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rules 3-09 and 4-08(g), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as "significant subsidiaries." This determination is made based upon an analysis performed, pursuant to which the Company must determine if any of its portfolio companies are considered a "significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of December 31, 2022, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. At the time of this Annual Report on Form 10-K, public health restrictions have been partially or fully lifted throughout most of the United States and globally. However, new variants of COVID-19, challenges regarding distribution, hesitancy and efficacy of COVID-19 vaccines and treatments, and the reintroduction of related advisories and restrictions may prolong the effects of the COVID-19 pandemic. To the extent its portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, the Company may have a material adverse impact on future net investment income, the fair value of its portfolio investments and its financial condition.
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
Note 4. Fair Value
Pursuant to Rule 2a-5, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that “quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable.” Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,753,967	$—	$—	$1,753,967
Second lien	561,207	—	81,139	480,068
Subordinated	76,659	—	3,817	72,842
Equity and other	829,414	—	—	829,414
Total investments	$3,221,247	$—	$84,956	$3,136,291
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,657,815	$—	$22,672	$1,635,143
Second lien	627,356	—	308,236	319,120
Subordinated	50,742	—	—	50,742
Equity and other	838,451	—	—	838,451
Total investments	$3,174,364	$—	$330,908	$2,843,456

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2021	$2,843,456	$1,635,143	$319,120	$50,742	$838,451
Total gains or losses included in earnings:
Net realized gains on investments	52,934	12,351	—	—	40,583
Net change in unrealized (depreciation) appreciation of investments	(70,607)	(33,350)	(42,375)	(4,318)	9,436
Purchases, including capitalized PIK and revolver fundings	693,202	621,319	9,187	26,418	36,278
Proceeds from sales and paydowns of investments	(604,861)	(493,579)	(15,948)	—	(95,334)
Transfers into Level III(1)	222,167	12,083	210,084	—	—
Fair value, December 31, 2022	$3,136,291	$1,753,967	$480,068	$72,842	$829,414
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(30,244)	$(36,175)	$(42,817)	$(4,318)	$53,066

(1)As of December 31, 2022, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Except as noted in the tables above, there were no other transfers in or out of Level I, II or III during the years ended December 31, 2022 and December 31, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2022 were as follows:

				Range
Type	Fair Value as of December 31, 2022	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,663,116	Market & income approach	EBITDA multiple	4.8x	38.0x	15.3x
			Revenue multiple	5.0x	19.5x	9.5x
			Discount rate	8.3%	29.4%	11.1%
	90,851	Other	N/A(2)	N/A	N/A	N/A
Second lien	471,350	Market & income approach	EBITDA multiple	8.2x	32.0x	15.2x
			Discount rate	11.2%	47.1%	13.7%
	8,718	Other	N/A(2)	N/A	N/A	N/A
Subordinated	72,842	Market & income approach	EBITDA multiple	8.0x	23.5x	16.3x
			Discount rate	13.5%	29.7%	17.0%
Equity and other	793,468	Market & income approach	EBITDA multiple	4.8x	26.5x	13.0x
			Revenue multiple	10.5x	19.5x	14.6x
			Discount rate	6.4%	44.0%	13.0%
	35,946	Other	N/A(2)	N/A	N/A	N/A
	$3,136,291

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2021 were as follows:

				Range
Type	Fair Value as of December 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,478,445	Market & income approach	EBITDA multiple	4.5x	32.5x	14.7x
			Revenue multiple	4.0x	19.5x	7.0x
			Discount rate	4.8%	17.0%	7.6%
	55,326	Market quote	Broker quote	N/A	N/A	N/A
	101,372	Other	N/A(2)	N/A	N/A	N/A
Second lien	253,587	Market & income approach	EBITDA multiple	7.5x	32.0x	15.2x
			Discount rate	7.5%	28.2%	11.3%
	22,528	Market quote	Broker quote	N/A	N/A	N/A
	43,005	Other	N/A(2)	N/A	N/A	N/A
Subordinated	39,798	Market & income approach	EBITDA multiple	8.0x	14.5x	11.5x
			Discount rate	11.1%	18.4%	16.0%
	10,944	Other	N/A(2)	N/A	N/A	N/A
Equity and other	824,151	Market & income approach	EBITDA multiple	5.0x	26.5x	12.7x
			Revenue multiple	5.0x	19.5x	14.3x
			Discount rate	4.0%	31.3%	10.0%
	14,300	Other	N/A(2)	N/A	N/A	N/A
	$2,843,456

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The carrying value of the collateralized agreement approximates fair value as of December 31, 2022 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The Holdings Credit Facility, NMFC Credit Facility, DB Credit Facility, SBA-guaranteed debentures, Unsecured Notes and NMNLC Credit Facility II are considered Level III. The fair value of the 2018 Convertible Notes and 2022 Convertible Notes (the "Convertible Notes") were based on quoted prices and are considered Level II. See Note 7. Borrowings, for details.

The following are the principal amounts and fair values of the Company’s borrowings as of December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	December 31, 2022
	Principal Amount	Fair Value
Holdings Credit Facility	$618,963	$604,971
Unsecured Notes	531,500	499,551
SBA-guaranteed debentures	300,000	250,442
Convertible Notes	316,816	317,071
DB Credit Facility	186,400	183,734
NMFC Credit Facility (1)	40,359	39,699
NMNLC Credit Facility II	3,785	3,775
Total Borrowings	$1,997,823	$1,899,243

(1)     As of December 31, 2022, the principal amount of the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the fair value of the NMFC Credit Facility was $39,699, which included £22,476 denominated in GBP and €689 denominated in EUR that has been converted to U.S. dollars.
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
Note 5. Agreements
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which was most recently re-approved by the Company's board of directors on January 24, 2023, at an in-person meeting, for a period of 12 months commencing on March 1, 2023. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and an incentive fee. On November 1, 2021, the Company entered into Amendment No. 1 to the Investment Management Agreement (“Amendment No. 1”). As described below, the sole purpose of Amendment No. 1 was to reduce the base management fee from 1.75% of the Company’s gross assets to 1.4% of the Company’s gross assets.
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

Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2023, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, management fees waived were approximately $4,402, $13,104 and $12,311, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company's “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of December 31, 2022), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020 incentive fees waived were approximately $0, $0 and $500, respectively. The Investment Adviser cannot recoup incentive fees that the Investment Adviser has previously waived.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Management fee	$46,617	$52,960	$53,032
Less: management fee waiver	(4,402)	(13,104)	(12,311)
Total management fee	42,215	39,856	40,721
Incentive fee, excluding accrued capital gains incentive fees	$29,901	$29,710	$29,211
Less: incentive fee waiver	—	—	(500)
Total incentive fee	29,901	29,710	28,711
Accrued capital gains incentive fees(1)	$—	$—	$—

(1)As of December 31, 2022, December 31, 2021 and December 31, 2020, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on January 24, 2023, for a period of 12 months commencing on March 1, 2023. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, approximately $2,459, $2,827 and $2,651, respectively, of indirect administrative expenses were included in administrative expenses of which $238, $244 and $924, respectively, were waived by the Administrator. As of December 31, 2022 and December 31, 2021, $605 and $545, respectively, of indirect administrative expenses were included in payable to affiliates. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the reimbursement to the Administrator represented approximately 0.07%, 0.08% and 0.06%, respectively, of the Company's gross assets.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of December 31, 2022, the Company’s asset coverage ratio was 177.42%.
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
As of December 31, 2022, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Interest expense	$22,542	$10,210	$14,164
Non-usage fee	$743	$1,282	$1,304
Amortization of financing costs	$2,956	$2,852	$1,507
Weighted average interest rate	3.9%	2.1%	2.7%
Effective interest rate	4.5%	3.0%	3.2%
Average debt outstanding	$581,367	$478,016	$526,645
As of December 31, 2022, December 31, 2021 and December 31, 2020, the outstanding balance on the Holdings Credit Facility was $618,963, $545,263 and $450,163, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of December 31, 2022, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Interest expense	$4,608	$3,171	$5,023
Non-usage fee	$247	$213	$126
Amortization of financing costs	$229	$199	$137
Weighted average interest rate	3.5%	2.4%	3.2%
Effective interest rate	3.8%	2.7%	3.4%
Average debt outstanding	$133,053	$132,685	$155,497
As of December 31, 2022, the outstanding balance on the NMFC Credit Facility was $40,359, which included £22,850 denominated in British Pound Sterling ("GBP") and €700 denominated in Euro ("EUR") that has been converted to U.S. dollars. As of December 31, 2021, the outstanding balance on the NMFC Credit Facility was $127,192, which included £16,400 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2020, the outstanding balance on the NMFC Credit Facility was $165,500. NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.

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
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of December 31, 2022, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the year ended December 31, 2022, and December 31, 2021, amortization of financing costs were $14 and $11, respectively.
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
As of December 31, 2022, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Interest expense(1)	$9,816	$5,985	$8,499
Non-usage fee(1)	$355	$362	$236
Amortization of financing costs	$1,082	$981	$641
Weighted average interest rate	4.7%	2.9%	3.6%
Effective interest rate	5.4%	3.5%	4.0%
Average debt outstanding	$209,898	$209,307	$233,649

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.

As of December 31, 2022, December 31, 2021 and December 31, 2020 the outstanding balance on the DB Credit Facility was $186,400, $226,300 and $244,000, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
NMNLC Credit Facilities— The Revolving Credit Agreement (together with the related guarantee and security agreement, the “NMNLC Credit Facility”), dated September 21, 2018, by and between NMNLC, as the Borrower, and KeyBank National Association, as the Administrative Agent and Lender (the "NMNLC Revolving Credit Agreement"), was structured as a senior secured revolving credit facility and matured on September 23, 2020. The NMNLC Credit Facility was guaranteed by the Company and proceeds from the NMNLC Credit Facility were able to be used for funding of additional acquisition properties.
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
The Credit Agreement (together with the related guarantee and security agreement, the "NMNLC CA"), dated February 26, 2021, by and between NMNLC, as the Borrower, and City National Bank, as the Lender (the "NMNLC Credit Facility II"), is structured as a senior secured revolving credit facility. As of the most recent amendment on November 1, 2022, NM CLFX LP has been added as a co-borrower and the NMNLC CA will mature on November 1, 2024. The NMNLC Credit Facility II is guaranteed by the Company and proceeds from the NMNLC Credit Facility II are able to be used for refinancing existing loans on properties held.
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). From December 7, 2021 through November 1, 2022, the NMNLC Credit Facility II bore interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus 2.75% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.25%.
Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20,000. As of the March 16, 2022 amendment and effective May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10,000. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II is $27,500, of which $26,339 is outstanding as of December 31, 2022.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facillity II for the years ended December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2022	2021
Interest expense	$252	$93
Non-usage fee	$3	$3
Amortization of financing costs	$58	$83
Weighted average interest rate	3.5%	2.7%
Effective interest rate	4.4%	5.1%
Average debt outstanding	$7,195	$3,501
As of December 31, 2022 and December 31, 2021, the outstanding balance on the NMNLC Credit Facility II was $3,785 and $15,200, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
Convertible Notes
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
On November 4, 2022, the Company launched a tender offer to purchase, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 4, 2022, up to $201,250 aggregate principal amount of outstanding 2018 Convertible Notes for cash in an amount equal to $1,000 per $1,000 principal amount of Notes purchased (exclusive of accrued and unpaid interest on such notes) (the "Tender Offer"). The Tender Offer expired on December 6, 2022. As of the expiration of the Tender Offer, $84,434 aggregate principal amount of the 2018 Convertible Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. The Company accepted for purchase all of the 2018 Convertible Notes that were validly tendered and not validly withdrawn at the expiration of the Tender Offer. Following settlement of the Tender Offer on December 9, 2022, approximately $116,816 aggregate principal amount of the 2018 Convertible Notes remained outstanding.
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
2022 Convertible Notes—On November 2, 2022, the Company closed a registered public offering of $200,000 aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a third supplemental indenture thereto, dated November 2, 2022 (together the “2018C Indenture”).
The 2022 Convertible Notes bear interest at an annual rate of 7.50%, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2023. The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted, repurchased or redeemed pursuant to the terms of the 2018C Indenture. The Company may not redeem the 2022 Convertible Notes prior to July 15, 2025. On or after July 15, 2025, the Company may redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at our option at a redemption price, subject to an exception for redemption dates occurring after a record date but on or prior to the interest payment date, equal to the sum of (i) 100% of the principal amount of the 2022 Convertible Notes to be redeemed, (ii) accrued and unpaid interest thereon to, but excluding, the redemption date and (iii) a make-whole premium.

The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes and the 2022 Convertible Notes (the "Convertible Notes") as of December 31, 2022.

	2018 Convertible Notes	2022 Convertible Notes
Initial conversion premium	10.0%	N/A
Initial conversion rate(1)	65.8762	70.4225
Initial conversion price	$15.18	$14.20
Conversion premium at December 31, 2022	10.0%	N/A
Conversion rate at December 31, 2022(1)(2)	65.8762	70.5365
Conversion price at December 31, 2022(2)(3)	$15.18	$14.18
Last conversion price calculation date	August 20, 2022	December 16, 2022

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at December 31, 2022 on the 2018 Convertible Notes was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary. The conversion price in effect at December 31, 2022 on the 2022 Convertible Notes was calculated on December 16, 2022.
The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.34 per share per quarter for the 2018 Convertible Notes and $0.30 per share per quarter for the 2022 Convertible Notes and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $13.80 per share for the 2018 Convertible Notes and $12.38 per share for the 2022 Convertible Notes. In no event will the total number of shares of common stock issuable upon conversion exceed 72.4637 per $1 principal amount of the 2018 Convertible Notes and 80.7754 per $1 principal amount of the 2022 Convertible Notes. The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2022(1)	2021	2020
Interest expense	$13,734	$11,572	$11,572
Amortization of financing costs	$694	$395	$396
Amortization of premium	$(130)	$(103)	$(103)
Weighted average interest rate	6.0%	5.8%	5.8%
Effective interest rate	6.2%	5.9%	5.9%
Average debt outstanding	$228,806	$201,250	$201,250

(1)For the year ended December 31, 2022, amounts reported include interest and amortization of financing costs related to the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.

As of December 31, 2022, December 31, 2021 and December 31, 2020, the outstanding balance on the Convertible Notes was $316,816, $201,250 and $201,250, respectively, and NMFC was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such date.

Unsecured Notes
On May 6, 2016, the Company issued $50,000 in aggregate principal amount of five-year unsecured notes (the “2016 Unsecured Notes”), pursuant to a note purchase agreement, dated May 4, 2016, to an institutional investor in a private placement. On September 30, 2016, the Company entered into an amended and restated note purchase agreement (the "NPA") and issued an additional $40,000 in aggregate principal amount of 2016 Unsecured Notes to institutional investors in a private placement. On February 16, 2021, the Company repaid all $90,000 in aggregate principal amount of the issued and outstanding 2016 Unsecured Notes. On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On July 15, 2022, the Company caused notices to be issued to holders of the Company's 2017A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $55,000 in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, the Company issued $90,000 in aggregate principal amount of five year unsecured notes that matured on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2016 Unsecured Notes bore interest at an annual rate of 5.313%, payable semi-annually on May 15 and November 15 of each year. The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bear interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year, which commenced on July 29, 2021. The 2022A Unsecured Notes bear interest at an annual rate of 5.900% payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 14, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000.  In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
On September 25, 2018, the Company closed a registered public offering of $50,000 in aggregate principal amount of five-year unsecured notes that mature on October 1, 2023 (the "5.75% Unsecured Notes" and together with the 2016 Unsecured Notes, 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes and 2022A Unsecured Notes, the "Unsecured Notes") pursuant to an indenture, dated August 20, 2018, as supplemented by a second supplemental indenture thereto, dated September 25, 2018 (together, the "2018B Indenture"). On October 17, 2018, in connection with the registered public offering, the Company issued an additional $1,750 aggregate principal amount of the 5.75% Unsecured Notes pursuant to the exercise of an overallotment option by the underwriters of the 5.75% Unsecured Notes.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2022(1)	2021(2)	2020
Interest expense	$25,033	$24,401	$23,839
Amortization of financing costs	$801	$1,864	$1,276
Weighted average interest rate	4.8%	4.7%	5.3%
Effective interest rate	4.9%	5.1%	5.5%
Average debt outstanding	$526,829	$516,611	$453,250

(1)For the year ended December 31, 2022, amounts reported include interest and amortization of financing costs related to the 2022A Unsecured Notes for the period from June 15, 2022 (issuance date of the 2022A Unsecured Notes) to December 31, 2022.
(2)For the year ended December 31, 2021, amounts reported include interest and amortization of financing costs related to the 2021A Unsecured Notes for the period from January 29, 2021 (issuance date of the 2021A Unsecured Notes) to December 31, 2021.
As of December 31, 2022, December 31, 2021 and December 31, 2020, the outstanding balance on the Unsecured Notes was $531,500, $511,500 and $453,250, respectively, and the Company was in compliance with the terms of the NPA as of such dates, as applicable.
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
As of December 31, 2022 and December 31, 2021, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of December 31, 2022 and December 31, 2021, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of December 31, 2022.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Interest expense	$8,104	$8,104	$8,006
Amortization of financing costs	$1,002	$1,002	$958
Weighted average interest rate	2.7%	2.7%	2.8%
Effective interest rate	3.0%	3.0%	3.1%
Average debt outstanding	$300,000	$300,000	$285,852
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of December 31, 2022, December 31, 2021 and December 31, 2020, SBIC I and SBIC II were in compliance with SBA regulatory requirements.
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $100,315, no outstanding bridge financing commitments and other future funding commitments of $123,748. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $86,989, no outstanding bridge financing commitments and other future funding commitments of $128,446. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of December 31, 2022 and revolver borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility and the Unsecured Management Company Revolver as of December 31, 2021. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $45,634 and $6,800, respectively, which could require funding in the future.
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
Note 10. Distributions
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to return of capital distributions were as follows:

	Year Ended December 31,
	2022	2021	2020
Undistributed net investment income	$33,152	$10,476	$18,182
Distributions in excess of net realized gains	(25,449)	—	—
Additional paid-in-capital	(7,703)	(10,476)	(18,182)
For U.S. federal income tax purposes, distributions paid to stockholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were estimated to be as follows:

	Year Ended December 31,
	2022	2021	2020
Ordinary income (non-qualified)	$86,388	$105,963	$101,547
Ordinary income (qualified)	—	—	—
Capital gains	25,449	—	—
Return of capital	10,549	10,490	18,519
Total	$122,386	$116,453	$120,066
As of December 31, 2022, December 31, 2021 and December 31, 2020, the costs of investments for the Company for tax purposes were $3,209,491, $3,114,145 and $2,950,729, respectively.

	December 31, 2022(1)(2)	December 31, 2021(1)(2)	December 31, 2020(1)(2)
Tax cost	$3,209,491	$3,114,145	$2,950,729
Gross unrealized appreciation on investments	438,214	343,520	190,217
Gross unrealized depreciation on investments	(409,919)	(298,616)	(181,579)
Total investments at fair value	$3,237,786	$3,159,049	$2,959,367

(1)Includes securities purchased under collateralized agreement to resell.
(2)Excludes investments attributable to non-controlling interest in NMNLC.
At December 31, 2022, December 31, 2021 and December 31, 2020, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly as well as through undistributed income.
As of December 31, 2022, December 31, 2021 and December 31, 2020, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2022	2021	2020
Accumulated capital gains (capital loss carryforwards)	$—	$(25,837)	$(56,486)
Other temporary differences	8,538	9,722	10,695
Undistributed ordinary income	—	—	—
Unrealized (appreciation) depreciation	(1,019)	63,585	(2,973)
Total	$7,519	$47,470	$(48,764)
The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its net ordinary income earned for the calendar year and (2) 98.2% of its capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2022, the Company does not expect to incur any excise taxes. For the years ended December 31, 2021 and December 31, 2020, the Company did not incur any excise taxes.

The following information is hereby provided with respect to distributions declared during the calendar years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(unaudited)	2022	2021	2020
Distributions per share	$1.22	$1.20	$1.24
Ordinary dividends	70.59%	90.99%	84.58%
Long-term capital gains	20.79%	—%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(1)	64.49%	74.53%	79.13%
Qualified short-term capital gains(1)	—%	—%	—%
Return of capital	8.62%	9.01%	15.42%

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

Note 11. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	Total Net Assets of NMFC	Non-Controlling Interest in NMNLC	Total Net Assets
	Shares	Par Amount
Net assets at December 31, 2019	96,827,342	$968	$1,287,853	$91,333	$(85,448)	$(11,238)	$1,283,468	$—	$1,283,468
Distributions declared	—	—	—	(120,066)	—	—	(120,066)	(726)	(120,792)
Purchase of non-controlling interest in NMNLC	—	—	—	—	—	—	—	12,376	12,376
Net increase (decrease) in net assets resulting from operations	—	—	—	116,532	(2,802)	(55,257)	58,473	3,364	61,837
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(18,182)	18,182	—	—	—	—	—
Net assets at December 31, 2020	96,827,342	$968	$1,269,671	$105,981	$(88,250)	$(66,495)	$1,221,875	$15,014	$1,236,889
Issuances of common stock	1,080,099	11	14,644	—	—	—	14,655	—	14,655
Offering costs	—	—	(231)	—	—	—	(231)	—	(231)
Distributions declared	—	—	—	(116,453)	—	—	(116,453)	(1,222)	(117,675)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	1,792	1,792
Net increase (decrease) in net assets resulting from operations	—	—	—	117,514	(3,849)	87,734	201,399	5,783	207,182
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(11,288)	11,288	—	—	—	—	—
Net assets at December 31, 2021	97,907,441	$979	$1,272,796	$118,330	$(92,099)	$21,239	$1,321,245	$21,367	$1,342,612
Issuances of common stock	3,029,585	30	41,074	—	—	—	41,104	—	41,104
Offering costs	—	—	(222)	—	—	—	(222)	—	(222)
Distributions declared	—	—	—	(122,386)	—	—	(122,386)	(9,569)	(131,955)
Contributions related to non-controlling interest in NMNLC	—	—	—	—	—	—	—	124	124
Net increase (decrease) in net assets resulting from operations	—	—	—	118,497	49,476	(93,241)	74,732	(204)	74,528
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	(7,703)	33,152	(25,449)	—	—	—	—
Net assets at December 31, 2022	100,937,026	$1,009	$1,305,945	$147,593	$(68,072)	$(72,002)	$1,314,473	$11,718	$1,326,191
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
For the year ended December 31, 2022, the Company sold 2,950,300 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $40,007, including $439 of offering expenses, from these sales. For the year ended December 31, 2021, the Company sold 914,175 shares of common stock under the Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $12,427, including $189 of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of December 31, 2022 and December 31, 2021, shares representing approximately $196,938 and $237,384, respectively, of its common stock remain available for issuance and sale under the Distribution Agreement.

Note 12. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company's net assets per share resulting from operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2022	2021	2020
Earnings per share—basic
Numerator for basic earnings per share:	$74,732	$201,399	$58,473
Denominator for basic weighted average share:	100,202,847	96,952,959	96,827,342
Basic earnings per share:	$0.75	$2.08	$0.60
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$74,732	$201,399	$58,473
Adjustment for interest on Convertible Notes and incentive fees, net	10,987	9,258	9,258
Numerator for diluted earnings per share:	$85,719	$210,657	$67,731
Denominator for basic weighted average share	100,202,847	96,952,959	96,827,342
Adjustment for dilutive effect of Convertible Notes	15,223,351	13,257,586	13,257,585
Denominator for diluted weighted average share	115,426,198	110,210,545	110,084,927
Diluted earnings per share	$0.74	$1.91	$0.60

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the years ended December 31, 2022 and December 31, 2021, there was no anti-dilution. For the year ended December 31, 2020, there was anti-dilution.

Note 13. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per share data(1):
Net asset value at the beginning of the period	$13.49	$12.62	$13.26	$13.22	$13.63
Net investment income	1.18	1.21	1.20	1.37	1.39
Net realized and unrealized (losses) gains(2)	(0.43)	0.86	(0.60)	0.03	(0.44)
Total net increase	0.75	2.07	0.60	1.40	0.95
Distributions declared to stockholders from net investment income	(1.22)	(1.20)	(1.24)	(1.36)	(1.36)
Net asset value at the end of the period	$13.02	$13.49	$12.62	$13.26	$13.22
Per share market value at the end of the period	$12.37	$13.70	$11.36	$13.74	$12.58
Total return based on market value(3)	(0.56)%	31.91%	(5.24)%	20.45%	2.70%
Total return based on net asset value(4)	5.71%	16.97%	5.52%	10.90%	7.16%
Shares outstanding at end of period	100,937,026	97,907,441	96,827,342	96,827,342	76,106,372
Average weighted shares outstanding for the period	100,202,847	96,952,959	96,827,342	85,209,378	76,022,375
Average net assets for the period	$1,344,266	$1,261,338	$1,168,043	$1,154,615	$1,026,313
Ratio to average net assets:
Net investment income	8.82%	9.32%	10.05%	10.15%	10.33%
Total expenses, before waivers/reimbursements	13.35%	13.11%	14.56%	14.87%	12.90%
Total expenses, net of waivers/reimbursements	13.01%	12.05%	13.39%	13.80%	12.22%
Average debt outstanding—Holdings Credit Facility	$581,367	$478,016	$526,645	$598,129	$384,433
Average debt outstanding—Convertible Notes (5)	228,806	201,250	201,250	234,332	197,058
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000	285,852	179,408	158,471
Average debt outstanding—Unsecured Notes	526,829	516,611	453,250	414,949	266,296
Average debt outstanding—NMFC Credit Facility(6)	133,053	132,685	155,497	105,533	117,719
Average debt outstanding—DB Credit Facility(7)	209,898	209,307	233,649	113,967	49,833
Average debt outstanding—NMNLC Credit Facility(8)	—	—	—	1,471	3,570
Average debt outstanding—NMNLC Credit Facility II(9)	7,195	3,501	—	—	—
Asset coverage ratio(10)	177.42%	181.21%	180.68%	173.98%	181.37%
Portfolio turnover	18.01%	35.33%	15.43%	11.58%	36.75%

(1)Per share data is based on weighted average shares outstanding for the respective period (except for distributions declared to stockholders which is based on actual rate per share).
(2)Includes the effect of common stock issuances per share, which for the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018 were $0.01, $(0.01), $0.00, $0.08 and $0.00, respectively.
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
(5)For the year ended December 31, 2022, average debt outstanding includes the 2022 Convertible Notes for the period from November 2, 2022 (issuance of the 2022 Convertible Notes) to December 31, 2022.
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in GBP of £22,850 and borrowings denominated in EUR of €700 that has been converted to U.S. dollars. As of December 31, 2021, the Company had borrowings denominated in GBP of £16,400 that has been converted to U.S. dollars.
(7)For the year ended December 31, 2018, average debt outstanding represents the period from December 14, 2018 (commencement of the DB Credit Facility) to December 31, 2018.
(8)For the year ended December 31, 2020, average debt outstanding represents the period from January 1, 2020 to September 23, 2020 (maturity of the NMNLC Credit Facility). For the year ended December 31, 2018, average debt outstanding represents the period from September 21, 2018 (commencement of the NMNLC Credit Facility to December 31, 2018.
(9)For the year ended December 31, 2021, average debt outstanding represents the period from February 26, 2021 (commencement of the NMNLC Credit Facility II) to December 31, 2021.
(10)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Senior Securities
Information about our senior securities as of December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014 and information about NMF Holdings' senior securities as of December 31, 2013 are shown in the following table.

Class and Year (1)	Total Amount Outstanding Exclusive of Treasury Securities (2)	Asset Coverage Per Unit (3)	Involuntary Liquidating Preference Per Unit (4)	Average Market Value Per Unit (5)
December 31, 2022
Holdings Credit Facility	$619.0	$1,774	—	N/A
2018 Convertible Notes	116.8	1,774	—	N/A
2022 Convertible Notes	200.0	1,774	—	N/A
Unsecured Notes	531.5	1,774	—	N/A
NMFC Credit Facility(6)	40.4	1,774	—	N/A
DB Credit Facility	186.4	1,774	—	N/A
NMNLC Credit Facility II	3.8	1,774	—	N/A
December 31, 2021
Holdings Credit Facility	545.3	1,812	—	N/A
2018 Convertible Notes	201.2	1,812	—	N/A
Unsecured Notes	511.5	1,812	—	N/A
NMFC Credit Facility(6)	127.2	1,812	—	N/A
DB Credit Facility	226.3	1,812	—	N/A
NMNLC Credit Facility II	15.2	1,812	—	N/A
December 31, 2020
Holdings Credit Facility	450.2	1,807	—	N/A
2018 Convertible Notes	201.2	1,807	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,807	—	N/A
5.75% Unsecured Notes	51.8	1,807	—	$24.50
NMFC Credit Facility	165.5	1,807	—	N/A
DB Credit Facility	244.0	1,807	—	N/A
December 31, 2019
Holdings Credit Facility	661.6	1,740	—	N/A
2018 Convertible Notes	201.2	1,740	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	401.5	1,740	—	N/A
5.75% Unsecured Notes	51.8	1,740	—	$25.60
NMFC Credit Facility	188.5	1,740	—	N/A
DB Credit Facility	230.0	1,740	—	N/A
December 31, 2018
Holdings Credit Facility	512.6	1,814	—	N/A
2014 Convertible Notes	155.3	1,814	—	N/A
2018 Convertible Notes	115.0	1,814	—	N/A
Unsecured Notes (not including the 5.75% Unsecured Notes)	285.0	1,814	—	N/A
5.75% Unsecured Notes	51.8	1,814	—	$24.70
NMFC Credit Facility	60.0	1,814	—	N/A
DB Credit Facility	57.0	1,814	—	N/A

December 31, 2017
Holdings Credit Facility	$312.4	$2,408	—	N/A
2014 Convertible Notes	155.3	2,408	—	N/A
Unsecured Notes	145.0	2,408	—	N/A
NMFC Credit Facility	122.5	2,408	—	N/A
December 31, 2016
Holdings Credit Facility	333.5	2,593	—	N/A
2014 Convertible Notes	155.3	2,593	—	N/A
Unsecured Notes	90.0	2,593	—	N/A
NMFC Credit Facility	10.0	2,593	—	N/A
December 31, 2015
Holdings Credit Facility	419.3	2,341	—	N/A
2014 Convertible Notes	115.0	2,341	—	N/A
NMFC Credit Facility	90.0	2,341	—	N/A
December 31, 2014
Holdings Credit Facility	468.1	2,267	—	N/A
2014 Convertible Notes	115.0	2,267	—	N/A
NMFC Credit Facility	50.0	2,267	—	N/A
December 31, 2013
Holdings Credit Facility	221.8	2,577	—	N/A
SLF Credit Facility	214.7	2,577	—	N/A

(1)The company has excluded the SBA-guaranteed debentures from this table as a result of the SEC exemptive relief that permits the Company to exclude such debentures from the definition of senior securities in the 150.0% asset coverage ratio that are required to maintain under the 1940 Act. At December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014, the Company had $300.0 million, $300.0 million, $300.0 million,$225.0 million, $165.0 million, $150.0 million, $121.7 million, $117.7 million and $37.5 million, respectively, in SBA-guaranteed debentures outstanding. At December 31, 2013, the Company had no outstanding SBA-guaranteed debentures. Total asset coverage per unit including the SBA-guaranteed debentures as of December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 is $1,658, $1,686, $1,673, $1,655, $1,718, $2,169, $2,320, $2,128 and $2,196, respectively, and unchanged for the prior years.
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
(6)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in GBP of £22.9 million and in EUR of €0.7 million that have been converted to U.S. dollars. As of December 31, 2021, the Company had borrowings denominated in GBP of £16.4 million that has been converted to U.S. dollars.
Note 14. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 15. Subsequent Events
On January 24, 2023, the Company's board of directors declared a first quarter 2023 distribution of $0.32 per share payable on March 31, 2023 to holders of record as of March 17, 2023.
On January 30, 2023, the Company caused notices to be issued to holders of the Company's 2018A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $90,000 in aggregate principal amount of issued and outstanding 2018A Unsecured Notes, which was repaid on January 27, 2023.
On February 27, 2023, Shiraz Y. Kajee, Chief Financial Officer and Treasurer, resigned from the Company, effective April 1, 2023. Mr. Kajee's departure is not related to any disagreement relating to the Company's accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise). Mr. Kajee will remain in his current capacity through his departure on April 1, 2023. The Company has engaged an executive search firm to find its next Chief Financial Officer.
The Company's board of directors will appoint Laura C. Holson as the interim Chief Financial Officer and Treasurer of the Company upon Mr. Kajee's departure, which will become effective April 1, 2023, until the Company completes its search for Mr. Kajee's permanent successor. In addition, Ms. Holson will continue in her role as Chief Operating Officer of the Company. The Investment Adviser believes that its management team, with the overall support of New Mountain Capital, is adequately staffed to support the Company.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022.
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

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of New Mountain Finance Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

February 27, 2023

Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

The terms "we", "us", "our" and the "Company" refers to New Mountain Finance Corporation and its consolidated subsidiaries.
PART III
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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
4.6
Third Supplemental Indenture, dated as of November 2, 2022, relating to the 7.50% Notes due 2025, by and between New Mountain Finance Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee(47)

4.7	Form of Global Note 7.50% Note Due 2025 (included as part of Exhibit 4.6))(47)
10.1	Investment Advisory and Management Agreement by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, LLC(6)
10.2	Second Amended and Restated Administration Agreement(9)
10.3	Amended and Restated Dividend Reinvestment Plan(38)
10.4	Form of Trademark License Agreement(1)
10.5	Amendment No. 1 to Trademark License Agreement(4)
10.6	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.7	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.8	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(5)
10.9	Limited Liability Company Agreement of NMFC Senior Loan Program II LLC, dated March 9, 2016(11)
10.10	Limited Liability Company Agreement for NMFC Senior Loan Program III LLC, dated April 25, 2018(18)
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

Exhibit Number	Description
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
10.57
Fee Waiver Letter Agreement, dated November 2, 2021, delivered pursuant to the Investment Advisory and Management Agreement, by and between New Mountain Finance Corporation and New Mountain Finance Advisers BDC, L.L.C.(42)

10.58
Equity Distribution Agreement, dated November 3, 2021, by among New Mountain Finance Corporation, New Mountain Finance Advisers BDC, L.L.C., and New Mountain Finance Administration, L.L.C., on the one hand, and B. Riley Securities, Inc. and Raymond James, Inc. & Associates, on the other hand(44)

10.59
Form of Sixth Supplement to Amended and Restated Note Purchase Agreement, dated June 15, 2022, by and between New Mountain Finance Corporation and the purchasers party thereto, relating to the 5.90% Series 2022A Senior Notes due June 15, 2027(45)

10.60
Form of Private Placement Purchase Agreement, dated as of October 27, 2022, by and among New Mountain Finance Corporation and the investor named therein, on behalf of itself and the accounts listed on Exhibit A thereto for whom such investor holds contractual and investment authority, relating to the 7.50% Convertible Notes due October 15, 2025(46)

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
New Mountain Finance DB, L.L.C. (Delaware)
New Mountain Finance Servicing, L.L.C. (Delaware)
New Mountain Finance SBIC G.P., L.L.C. (Delaware)
New Mountain Finance SBIC II G.P., L.L.C. (Delaware)
New Mountain Finance SBIC, L.P. (Delaware)
New Mountain Finance SBIC II, L.P. (Delaware)
New Mountain Net Lease Corporation (Maryland)
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(45)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on June 17, 2022.
(46)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on October 28, 2022.
(47)Previously filed in connection with New Mountain Finance Corporation's report on Form 8-K filed on November 2, 2022.

* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2023.

NEW MOUNTAIN FINANCE CORPORATION
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2023
John R. Kline

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Shiraz Y. Kajee

By:	/s/ STEVEN B. KLINSKY	Chairman of the Board of Directors	February 27, 2023
Steven B. Klinsky

By:	/s/ ROBERT A. HAMWEE	Vice Chairman of the Board of Directors	February 27, 2023
Robert A. Hamwee

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President, Chief Administrative Officer and Director	February 27, 2023
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	February 27, 2023
Rome G. Arnold III

By:	/s/ ALICE W. HANDY	Director	February 27, 2023
Alice W. Handy

By:	/s/ DANIEL B. HEBERT	Director	February 27, 2023
Daniel B. Hebert

By:	/s/ ALFRED F. HURLEY, JR.	Director	February 27, 2023
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	February 27, 2023
David Ogens