Form 10-Q
period 2023-03-31
New Mountain Finance Corp
filed 2023-05-08
CIK 1496099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description	Shares as of May 8, 2023
Common stock, par value $0.01 per share	100,937,026

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Finance Corporation

Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,578,975 and $2,523,522, respectively)	$2,453,534	$2,400,425
Non-controlled/affiliated investments (cost of $102,901 and $85,971, respectively)	147,701	130,787
Controlled investments (cost of $620,738 and $650,474, respectively)	669,091	690,035
Total investments at fair value (cost of $3,302,614 and $3,259,967, respectively)	3,270,326	3,221,247
Securities purchased under collateralized agreements to resell (cost of $30,000 and $30,000, respectively)	16,539	16,539
Cash and cash equivalents	46,399	71,190
Interest and dividend receivable	34,288	36,154
Receivable from affiliates	91	—
Other assets	11,292	9,797
Total assets	$3,378,935	$3,354,927
Liabilities
Borrowings
Holdings Credit Facility	$614,663	$618,963
Unsecured Notes	441,500	531,500
Convertible Notes	377,135	316,853
SBA-guaranteed debentures	300,000	300,000
DB Credit Facility	186,400	186,400
NMFC Credit Facility	87,949	40,359
NMNLC Credit Facility II	3,120	3,785
Deferred financing costs (net of accumulated amortization of $49,187 and $47,531, respectively)	(16,699)	(17,199)
Net borrowings	1,994,068	1,980,661
Management fee payable	10,575	10,524
Incentive fee payable	9,597	6,296
Interest payable	20,566	19,627
Payable to affiliates	—	78
Deferred tax liability	2,988	8,487
Other liabilities	2,647	3,063
Total liabilities	2,040,441	2,028,736
Commitments and contingencies (See Note 9)
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 200,000,000 shares authorized, and 100,937,026 and 100,937,026 shares issued and outstanding, respectively	1,009	1,009
Paid in capital in excess of par	1,305,889	1,305,945
Accumulated undistributed earnings	19,792	7,519
Total net assets of New Mountain Finance Corporation	$1,326,690	$1,314,473
Non-controlling interest in New Mountain Net Lease Corporation	11,804	11,718
Total net assets	$1,338,494	$1,326,191
Total liabilities and net assets	$3,378,935	$3,354,927
Number of shares outstanding	100,937,026	100,937,026
Net asset value per share of New Mountain Finance Corporation	$13.14	$13.02
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$60,758	$37,444
PIK interest income	3,944	3,302
Dividend income	47	48
Non-cash dividend income	4,166	3,085
Other income	1,918	1,631
From non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	9	255
PIK interest income	691	251
Non-cash dividend income	1,105	982
Other income	63	63
From controlled investments:
Interest income (excluding PIK interest income)	1,444	1,656
PIK interest income	4,388	4,970
Dividend income	10,995	11,645
Non-cash dividend income	1,230	1,012
Other income	1,195	2,619
Total investment income	91,953	68,963
Expenses
Interest and other financing expenses	30,796	18,637
Management fee	11,638	11,553
Incentive fee	9,597	7,477
Administrative expenses	1,048	1,209
Professional fees	965	937
Other general and administrative expenses	488	477
Total expenses	54,532	40,290
Less: management fee waived (See Note 5)	(1,063)	(1,092)
Less: expenses waived and reimbursed (See Note 5)	—	(238)
Net expenses	53,469	38,960
Net investment income before income taxes	38,484	30,003
Income tax expense	96	95
Net investment income	38,388	29,908
Net realized gains (losses):
Non-controlled/non-affiliated investments	(1,308)	(70)
Controlled investments	1,973	19,242
Foreign currency	12	345
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,929)	(4,524)
Non-controlled/affiliated investments	(16)	10,759
Controlled investments	8,797	(16,168)
Securities purchased under collateralized agreements to resell	—	(2,021)
Foreign currency	26	(422)
Provision for taxes	(131)	(2)
Net realized and unrealized gains	6,424	7,139
Net increase in net assets resulting from operations	44,812	37,047
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation	(239)	(855)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	$44,573	$36,192
Basic earnings per share	$0.44	$0.37
Weighted average shares of common stock outstanding - basic (See Note 11)	100,937,026	98,413,476
Diluted earnings per share	$0.40	$0.34
Weighted average shares of common stock outstanding - diluted (See Note 11)	123,591,432	111,671,062
Distributions declared and paid per share	$0.32	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$38,388	$29,908
Net realized gains on investments and foreign currency	677	19,517
Net change in unrealized appreciation (depreciation) of investments and foreign currency	5,878	(10,355)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(2,021)
Provision for taxes	(131)	(2)
Net increase in net assets resulting from operations	44,812	37,047
Less: Net increase in net assets resulting from operations related to non-controlling interest in New Mountain Net Lease Corporation ("NMNLC")	(239)	(855)
Net increase in net assets resulting from operations related to New Mountain Finance Corporation	44,573	36,192
Capital transactions
Net proceeds from shares sold	—	20,474
Offering costs	(56)	(52)
Distributions declared to stockholders from net investment income	(32,300)	(29,589)
Reinvestment of distributions	—	1,098
Total net decrease in net assets resulting from capital transactions	(32,356)	(8,069)
Net increase in net assets	12,217	28,123
New Mountain Finance Corporation net assets at the beginning of the period	1,314,473	1,321,245
New Mountain Finance Corporation net assets at the end of the period	1,326,690	1,349,368
Non-controlling interest in NMNLC	11,804	18,472
Net assets at the end of the period	$1,338,494	$1,367,840

Capital share activity
Shares sold	—	1,511,836
Shares issued from the reinvestment of distributions	—	79,285
Net increase in shares outstanding	—	1,591,121

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$44,812	$37,047
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(665)	(19,172)
Net realized gains on translation of assets and liabilities in foreign currencies	(12)	(345)
Net change in unrealized (appreciation) depreciation of investments	(5,852)	9,933
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(26)	422
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	2,021
Amortization of purchase discount	(1,644)	(1,393)
Amortization of deferred financing costs	1,637	1,692
Amortization of premium on Convertible Notes	(18)	(26)
Non-cash investment income	(16,270)	(12,122)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(94,352)	(153,863)
Proceeds from sales and paydowns of investments	67,651	93,302
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	110	83
Cash paid for purchase of drawn portion of revolving credit facilities	—	(32)
Cash paid on drawn revolvers	(6,507)	(8,438)
Cash repayments on drawn revolvers	9,046	8,419
Interest and dividend receivable	1,861	(3,892)
Receivable from affiliates	(91)	—
Other assets	(1,495)	(4,268)
Increase (decrease) in operating liabilities:
Management fee payable	51	10,461
Incentive fee payable	3,301	7,477
Payable for unsettled securities purchased	—	(5,910)
Payable to affiliates	(78)	678
Interest payable	939	(7,187)
Deferred tax liability	(5,499)	1
Other liabilities	(403)	(58)
Net cash flows used in operating activities	(3,504)	(45,170)
Cash flows from financing activities
Net proceeds from shares sold	—	20,474
Offering costs paid	(17)	(21)
Distributions paid	(32,300)	(28,491)
Proceeds from Holdings Credit Facility	29,000	55,000
Repayment of Holdings Credit Facility	(33,300)	(24,000)
Proceeds from Convertible Notes	60,300	—
Repayment of Unsecured Notes	(90,000)	—
Proceeds from NMFC Credit Facility	157,000	61,349
Repayment of NMFC Credit Facility	(110,000)	(56,000)
Proceeds from DB Credit Facility	—	20,000
Repayment of DB Credit Facility	—	(22,000)
Proceeds from NMNLC Credit Facility II	1,682	—
Repayment of NMNLC Credit Facility II	(2,347)	—
Distributions related to non-controlling interest in NMNLC	(153)	(3,750)
Deferred financing costs paid	(1,189)	(14)
Net cash flows (used in) provided by financing activities	(21,324)	22,547
Net decrease in cash and cash equivalents	(24,828)	(22,623)
Effect of foreign exchange rate changes on cash and cash equivalents	37	(78)
Cash and cash equivalents at the beginning of the period	71,190	58,077
Cash and cash equivalents at the end of the period	$46,399	$35,376
Supplemental disclosure of cash flow information
Cash interest paid	$27,794	$23,703
Income taxes paid	5,713	9
Non-cash operating activities:
Non-cash activity on investments	$15,582	$—
Non-cash financing activities:
Value of shares reissued from repurchase program in connection with the distribution reinvestment plan	$—	$1,098
Accrual for offering costs	124	42
Accrual for deferred financing costs	84	1

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(15)	SOFR(Q)	5.75%	10.80%	08/2019	05/2026	$67,102	$66,913	$66,504
	First lien (5)(15)	SOFR(Q)	5.75%	10.80%	08/2019	05/2026	21,689	21,631	21,497
								88,544	88,001	6.57%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (8)(15)	L(M)	5.50%	10.34%	12/2021	12/2027	20,582	20,412	20,509
	First lien (2)(15)(18) - Drawn	L(M)	5.50%	10.25%	12/2021	12/2027	17,078	17,002	17,019
	First lien (4)(15)	L(M)	5.50%	10.34%	01/2022	12/2027	9,772	9,691	9,738
	First lien (4)(15)(18) - Drawn	L(M)	5.50%	10.25%	12/2021	12/2027	5,541	5,516	5,521
	Subordinated (3)(15)	FIXED(Q)*	11.50%/PIK	11.50%	12/2021	12/2031	12,857	12,703	12,361
	Subordinated (4)(15)	FIXED(Q)*	11.50%/PIK	11.50%	01/2022	12/2031	5,042	4,982	4,848
								70,306	69,996	5.23%
PhyNet Dermatology LLC
Healthcare	First lien (2)(15)	SOFR(S)	6.25%	11.58%	09/2018	08/2024	49,160	49,028	49,159
	First lien (2)(15)	SOFR(S)	6.25%	11.66%	09/2018	08/2024	18,655	18,615	18,655
								67,643	67,814	5.07%
GC Waves Holdings, Inc.
Financial Services	First lien (5)(15)	L(M)	5.50%	10.34%	08/2021	08/2026	21,830	21,743	21,829
	First lien (2)(15)(18) - Drawn	L(M)	5.50%	10.34%	04/2022	08/2026	16,873	16,719	16,873
	First lien (2)(15)	L(M)	5.50%	10.34%	08/2021	08/2026	13,177	13,105	13,177
	First lien (2)(15)	L(M)	5.50%	10.34%	08/2021	08/2026	10,524	10,443	10,524
	First lien (3)(15)(18) - Drawn	L(M)	5.50%	10.34%	10/2019	08/2026	988	980	988
								62,990	63,391	4.74%
Associations, Inc.
Business Services	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.36%	07/2021	07/2027	36,014	35,890	36,014
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.47%	07/2021	07/2027	8,865	8,831	8,865
	First lien (2)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.55%	07/2021	07/2027	8,865	8,830	8,865
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.48%	07/2021	07/2027	5,355	5,335	5,355
	First lien (8)(15)	SOFR(Q)*	4.00% + 2.50%/PIK	11.38%	07/2021	07/2027	4,260	4,245	4,260
								63,131	63,359	4.73%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (2)(15)	SOFR(Q)	5.75%	10.65%	06/2022	06/2029	$63,093	$62,659	$62,620	4.68%
iCIMS, Inc.
Software	First lien (8)(15)	SOFR(Q)*	3.88%/PIK + 3.38%	12.05%	08/2022	08/2028	44,740	44,382	44,498
	First lien (2)(15)	SOFR(Q)	7.25%	12.05%	10/2022	08/2028	7,366	7,305	7,365
								51,687	51,863	3.87%
CentralSquare Technologies, LLC
Software	Second lien (3)	L(Q)	7.50%	12.66%	08/2018	08/2026	47,838	47,523	41,380
	Second lien (8)	L(Q)	7.50%	12.66%	08/2018	08/2026	7,500	7,451	6,488
								54,974	47,868	3.58%
Brave Parent Holdings, Inc.
Software	Second lien (5)(15)	L(M)	7.50%	12.34%	04/2018	04/2026	22,500	22,447	21,798
	Second lien (2)(15)	L(M)	7.50%	12.34%	04/2018	04/2026	16,624	16,545	16,104
	Second lien (8)(15)	L(M)	7.50%	12.34%	04/2018	04/2026	6,000	5,971	5,812
								44,963	43,714	3.27%
IG Intermediateco LLC
Infogain Corporation
Business Services	First lien (2)(15)	SOFR(M)	5.75%	10.66%	07/2021	07/2028	18,850	18,736	18,705
	First lien (8)(15)	SOFR(M)	5.75%	10.59%	07/2022	07/2028	7,904	7,832	7,843
	Subordinated (3)(15)	SOFR(Q)	8.25%	13.25%	07/2022	07/2029	17,245	17,044	16,643
								43,612	43,191	3.23%
Deca Dental Holdings LLC
Healthcare	First lien (2)(15)	L(Q)	5.75%	10.91%	08/2021	08/2028	37,765	37,456	35,714
	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	10.91%	08/2021	08/2028	3,975	3,941	3,759
	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	10.91%	08/2021	08/2027	2,825	2,797	2,672
								44,194	42,145	3.15%
Recorded Future, Inc.
Software	First lien (8)(15)	L(Q)	5.25%	10.40%	08/2019	07/2025	24,406	24,299	24,282
	First lien (2)(15)	L(Q)	5.25%	10.40%	03/2021	07/2025	12,620	12,562	12,556
								36,861	36,838	2.75%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (8)(15)	L(M)	5.75%	10.59%	10/2021	10/2028	22,013	21,831	21,890
	First lien (2)(15)	L(M)	5.75%	10.59%	10/2021	10/2028	14,887	14,764	14,804
								36,595	36,694	2.74%
Avalara, Inc.
Software	First lien (8)(15)	SOFR(Q)	7.25%	12.15%	10/2022	10/2028	22,500	22,234	22,473
	First lien (2)(15)	SOFR(Q)	7.25%	12.15%	10/2022	10/2028	12,880	12,728	12,865
								34,962	35,338	2.64%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

OEC Holdco, LLC (22)
OEConnection LLC
Software	Second lien (2)(15)	SOFR(M)	7.00%	11.91%	12/2021	09/2027	$23,406	$23,214	$22,933
	Second lien (2)(15)	SOFR(M)	7.00%	11.91%	09/2019	09/2027	12,044	11,966	11,801
								35,180	34,734	2.60%
MRI Software LLC
Software	First lien (5)(15)	L(Q)	5.50%	10.66%	01/2020	02/2026	21,823	21,766	21,273
	First lien (3)(15)	L(Q)	5.50%	10.66%	03/2021	02/2026	5,224	5,212	5,092
	First lien (2)(15)	L(Q)	5.50%	10.66%	03/2021	02/2026	4,604	4,595	4,488
	First lien (2)(15)	L(Q)	5.50%	10.66%	01/2020	02/2026	3,164	3,156	3,085
	First lien (3)(15)	L(Q)	5.50%	10.66%	01/2020	02/2026	808	805	787
								35,534	34,725	2.59%
Foreside Financial Group, LLC
Business Services	First lien (2)(15)	SOFR(Q)	5.50%	10.54%	05/2022	09/2027	33,954	33,658	33,615
	First lien (3)(15)	SOFR(Q)	5.50%	10.54%	05/2022	09/2027	139	138	138
								33,796	33,753	2.52%
DCA Investment Holding, LLC
Healthcare	First lien (2)(15)	SOFR(Q)	6.41%	11.30%	03/2021	04/2028	19,605	19,496	19,238
	First lien (2)(15)	SOFR(Q)	6.41%	11.30%	02/2022	04/2028	10,293	10,243	10,100
	First lien (2)(15)	SOFR(Q)	6.41%	11.25%	03/2021	04/2028	3,278	3,262	3,216
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.50%	11.24%	12/2022	04/2028	1,038	1,022	1,028
								34,023	33,582	2.51%
Anaplan, Inc.
Software	First lien (2)(15)	SOFR(M)	6.50%	11.31%	06/2022	06/2029	33,618	33,308	33,282	2.49%
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (2)(15)	L(M)	5.75%	10.59%	03/2021	08/2025	17,539	17,489	16,958
	First lien (2)(15)	L(M)	5.75%	10.59%	03/2021	08/2025	9,780	9,752	9,456
	First lien (3)(15)	L(M)	6.25%	11.09%	12/2018	08/2025	5,812	5,794	5,650
	First lien (3)(15)(18) - Drawn	L(M)	6.25%	11.08%	03/2021	08/2025	1,087	1,082	1,057
								34,117	33,121	2.47%
Granicus, Inc.
Software	First lien (4)(15)	L(M)*	5.50% + 1.50%/PIK	11.84%	01/2021	01/2027	15,403	15,323	15,403
	First lien (8)(15)	L(M)*	5.50% + 1.50%/PIK	11.84%	01/2021	01/2027	5,958	5,926	5,958
	First lien (2)(15)	L(M)*	5.50% + 1.50%/PIK	11.84%	01/2021	01/2027	5,877	5,846	5,877
	First lien (2)(15)	L(M)	6.00%	10.84%	04/2021	01/2027	4,565	4,528	4,565
	First lien (3)(15)(18) - Drawn	L(M)	6.50%	11.18%	01/2021	01/2027	1,269	1,259	1,269
								32,882	33,072	2.47%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

IG Investments Holdings, LLC
Business Services	First lien (2)(15)	L(Q)	6.00%	10.86%	09/2021	09/2028	$29,060	$28,819	$28,766
	First lien (2)(15)	L(Q)	6.00%	10.83%	02/2022	09/2028	4,246	4,228	4,203
								33,047	32,969	2.46%
EAB Global, Inc.
Education	Second lien (2)(15)	L(M)	6.50%	11.28%	08/2021	08/2029	33,452	33,029	32,603	2.44%
KAMC Holdings, Inc.
Business Services	Second lien (2)(15)	L(Q)	8.00%	12.88%	08/2019	08/2027	18,750	18,661	15,937
	Second lien (8)(15)	L(Q)	8.00%	12.88%	08/2019	08/2027	18,750	18,661	15,937
								37,322	31,874	2.38%
Wealth Enhancement Group, LLC
Financial Services	First lien (2)(15)	SOFR(S)	6.25%	11.12%	08/2021	10/2027	18,901	18,851	18,901
	First lien (2)(15)(18) - Drawn	SOFR(S)	6.25%	10.92%	05/2022	10/2027	9,688	9,680	9,688
	First lien (2)(15)	SOFR(Q)	6.25%	11.26%	01/2022	10/2027	1,250	1,240	1,250
	First lien (2)(15)	SOFR(S)	6.25%	11.06%	01/2022	10/2027	839	832	839
								30,603	30,678	2.29%
TigerConnect, Inc.
Healthcare	First lien (8)(15)	SOFR(Q)*	3.63% + 3.63%/PIK	12.08%	02/2022	02/2028	29,868	29,614	29,722
	First lien (2)(15)(18) - Drawn	SOFR(Q)*	3.63% + 3.63%/PIK	12.08%	02/2022	02/2028	556	556	553
								30,170	30,275	2.26%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare	First lien (2)(15)	SOFR(M)	5.75%	10.56%	12/2021	12/2028	27,919	27,679	27,741
	First lien (2)(15)	SOFR(M)	5.75%	10.56%	05/2022	12/2028	1,767	1,751	1,756
								29,430	29,497	2.20%
Fortis Solutions Group, LLC
Packaging	First lien (2)(15)	L(M)	5.50%	10.34%	10/2021	10/2028	17,485	17,335	17,099
	First lien (8)(15)	L(M)	5.50%	10.34%	10/2021	10/2028	10,170	10,086	9,945
	First lien (3)(15)	L(M)	5.50%	10.34%	10/2021	10/2028	873	864	854
	First lien (3)(15)(18) - Drawn	L(M)	5.50%	10.34%	10/2021	10/2027	381	378	372
	First lien (3)(15)(18) - Drawn	L(M)	5.50%	10.34%	10/2021	10/2028	81	80	79
	First lien (3)(15)(18) - Drawn	L(M)	5.50%	10.34%	06/2022	10/2028	29	29	29
								28,772	28,378	2.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	Second lien (5)(15)	SOFR(Q)	6.50%	11.66%	08/2021	08/2029	$22,500	$22,404	$21,128
	Second lien (2)(15)	SOFR(Q)	6.50%	11.66%	08/2021	08/2029	7,009	6,987	6,581
								29,391	27,709	2.07%
Syndigo LLC
Software	Second lien (4)(15)	L(S)	8.00%	13.21%	12/2020	12/2028	22,500	22,367	21,085
	Second lien (2)(15)	L(S)	8.00%	13.21%	02/2022	12/2028	5,697	5,709	5,339
								28,076	26,424	1.97%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (2)(15)	SOFR(Q)	5.50%	10.55%	02/2022	02/2028	22,265	22,170	22,056
	First lien (2)(15)	SOFR(Q)	5.50%	10.55%	02/2022	02/2028	4,014	3,995	3,976
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.50%	10.55%	02/2022	02/2028	303	358	300
								26,523	26,332	1.97%
NMC Crimson Holdings, Inc.
Healthcare	First lien (8)(15)	L(Q)	6.00%	10.75%	03/2021	03/2028	19,259	19,041	19,259
	First lien (2)(15)	L(Q)	6.00%	10.75%	03/2021	03/2028	4,913	4,857	4,913
	First lien (3)(15)(18) - Drawn	L(Q)	6.00%	10.95%	03/2021	03/2028	1,635	1,612	1,635
								25,510	25,807	1.93%
DOCS, MSO, LLC
Healthcare	First lien (8)(15)	SOFR(S)	5.75%	10.54%	06/2022	06/2028	18,666	18,666	18,502
	First lien (4)(15)	SOFR(S)	5.75%	10.54%	06/2022	06/2028	6,990	6,990	6,929
								25,656	25,431	1.90%
VT Topco, Inc.
Business Services	Second lien (2)(15)	L(M)	6.75%	11.59%	07/2021	07/2026	16,183	16,140	15,568
	Second lien (4)(15)	L(M)	6.75%	11.59%	08/2018	07/2026	10,000	9,987	9,620
								26,127	25,188	1.88%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (5)(15)	SOFR(M)	6.75%	11.66%	11/2019	11/2027	22,500	22,420	21,204
	Second lien (2)(15)	SOFR(M)	6.75%	11.66%	11/2019	11/2027	4,208	4,180	3,966
								26,600	25,170	1.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Idera, Inc.
Software	Second lien (4)(15)	L(Q)	6.75%	11.51%	06/2019	03/2029	$22,500	$22,250	$21,823
	Second lien (3)(15)	L(Q)	6.75%	11.51%	04/2021	03/2029	3,000	2,988	2,910
								25,238	24,733	1.85%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)(15)	L(M)	7.25%	12.09%	08/2018	08/2026	18,266	18,231	17,420
	Second lien (8)(15)	L(M)	7.25%	12.09%	08/2018	08/2026	7,500	7,486	7,153
								25,717	24,573	1.84%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(15)	L(M)*	4.50% + 1.25%/PIK	10.59%	08/2021	08/2028	22,096	21,919	21,248
	First lien (3)(15)(18) - Drawn	L(M)*	4.50% + 1.25%/PIK	10.59%	08/2021	08/2028	3,361	3,330	3,232
								25,249	24,480	1.83%
Xactly Corporation
Software	First lien (4)(15)	SOFR(Q)	7.25%	12.11%	07/2017	07/2025	22,500	22,462	22,500	1.68%
Convey Health Solutions, Inc.
Healthcare	First lien (4)(15)	SOFR(Q)	5.25%	10.25%	09/2019	09/2026	19,167	19,049	19,168
	First lien (4)(15)	SOFR(Q)	5.25%	10.25%	02/2022	09/2026	3,200	3,163	3,200
								22,212	22,368	1.67%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (2)(15)	L(M)(43)*	5.75%/PIK + 0.50%	10.92%	09/2015	09/2026	29,251	29,212	21,847
	First lien (3)(15)	L(M)(43)*	13.50%/PIK + 0.50%	18.67%	06/2021	09/2026	1,527	1,527	—
	Subordinated (3)(15)	L(Q)(43)*	1.00%/PIK	5.76%	03/2021	09/2026	5,230	—	—
								30,739	21,847	1.63%
Bullhorn, Inc.
Software	First lien (2)(15)	L(Q)	5.75%	10.91%	09/2019	09/2026	16,616	16,548	16,616
	First lien (2)(15)	L(Q)	5.75%	10.91%	10/2021	09/2026	3,433	3,426	3,433
	First lien (2)(15)	L(Q)	5.75%	10.91%	09/2019	09/2026	769	765	769
	First lien (2)(15)	L(Q)	5.75%	10.91%	09/2019	09/2026	345	343	345
	First lien (2)(15)	L(Q)	5.75%	10.91%	09/2019	09/2026	275	273	275
								21,355	21,438	1.60%
Spring Education Group, Inc (fka SSH Group Holdings, Inc.)
Education	Second lien (2)(15)	L(Q)	8.25%	13.41%	07/2018	07/2026	21,959	21,929	21,405	1.60%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(15)	L(Q)	3.50%	8.46%	06/2019	08/2024	$16,353	$15,563	$10,840
	First lien (8)(15)	L(Q)	3.50%	8.46%	10/2019	08/2024	15,772	14,805	10,453
								30,368	21,293	1.59%
Cardinal Parent, Inc.
Software	First lien (4)(15)	L(Q)	4.50%	9.66%	10/2020	11/2027	11,944	11,880	11,136
	Second lien (4)(15)	L(Q)	7.75%	12.90%	11/2020	11/2028	9,767	9,691	9,439
								21,571	20,575	1.54%
YLG Holdings, Inc.
Business Services	First lien (5)(15)	L(S)	5.00%	9.74%	11/2019	10/2025	17,815	17,772	17,297
	First lien (5)(15)	L(S)	5.00%	9.80%	11/2019	10/2025	2,320	2,314	2,253
	First lien (5)(15)(18) - Drawn	SOFR(Q)	5.00%	9.96%	10/2021	10/2025	794	800	771
								20,886	20,321	1.52%
Notorious Topco, LLC
Consumer Products	First lien (8)(15)	SOFR(Q)	6.75%	11.58%	11/2021	11/2027	10,026	9,964	9,576
	First lien (8)(15)	SOFR(Q)	6.75%	11.58%	05/2022	11/2027	9,900	9,835	9,455
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	11.58%	11/2021	11/2027	874	871	834
	First lien (3)(15)(18) - Drawn	SOFR(Q)	6.75%	11.58%	11/2021	05/2027	176	175	169
								20,845	20,034	1.50%
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5)(15)	SOFR(Q)	5.75%	10.80%	12/2021	12/2027	10,369	10,283	10,129
	First lien (5)(15)	SOFR(Q)	5.75%	10.73%	12/2021	12/2027	3,480	3,449	3,400
	First lien (5)(15)	SOFR(Q)	5.75%	10.80%	12/2021	12/2027	3,458	3,430	3,378
	First lien (3)(15)(18) - Drawn	SOFR(Q)	5.75%	10.72%	12/2021	12/2027	945	936	923
	First lien (3)(15)(18) - Drawn	L(Q)	6.00%	10.82%	07/2022	12/2027	1,566	1,593	1,551
								19,691	19,381	1.45%
New Trojan Parent, Inc.
Healthcare	Second lien (2)(15)	L(M)	7.25%	12.09%	01/2021	01/2029	26,762	26,656	18,924	1.41%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	10.88%	09/2019	09/2024	606	597	595
	Second lien (8)(15)	L(Q)	7.75%	12.70%	09/2019	09/2027	18,000	18,000	17,559
								18,597	18,154	1.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(15)	L(S)	5.25%	10.18%	06/2021	06/2027	$15,382	$15,266	$15,257
	First lien (2)(15)(18) - Drawn	L(S)	5.25%	10.34%	06/2021	06/2027	2,889	2,865	2,865
								18,131	18,122	1.35%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (3)	L(M)	6.75%	11.59%	03/2021	03/2029	20,313	20,271	17,983	1.34%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	11.90%	11/2021	11/2028	15,341	15,228	15,246
	First lien (8)(15)	SOFR(Q)*	7.00%/PIK	11.90%	03/2022	11/2028	2,103	2,086	2,090
								17,314	17,336	1.30%
Groundworks, LLC
Consumer Services	First lien (4)	SOFR(M)	6.50%	11.36%	03/2023	03/2030	17,338	17,079	17,078	1.28%
The Kleinfelder Group, Inc.
Business Services	First lien (4)(15)	L(Q)	5.25%	10.41%	12/2018	11/2024	16,489	16,463	16,488	1.23%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (5)(15)	L(S)	6.00%	11.10%	03/2020	02/2026	13,760	13,722	13,760
	First lien (5)(15)	L(M)	8.00%	12.84%	10/2020	08/2026	2,476	2,460	2,476
								16,182	16,236	1.21%
MED Parentco, LP
Healthcare	Second lien (8)	L(M)	8.25%	13.09%	08/2019	08/2027	20,857	20,756	16,164	1.21%
Kele Holdco, Inc.
Distribution & Logistics	First lien (5)(15)	L(M)	5.25%	9.95%	02/2020	02/2026	15,747	15,705	15,747	1.18%
Oranje Holdco, Inc.
Software	First lien (8)(15)	SOFR(Q)	7.75%	12.43%	02/2023	02/2029	7,440	7,349	7,404
	First lien (2)(15)	SOFR(Q)	7.75%	12.43%	02/2023	02/2029	7,440	7,349	7,404
								14,698	14,808	1.11%
Coupa Holdings, LLC
Software	First lien (2)(15)	SOFR(M)	7.50%	12.29%	02/2023	02/2030	7,230	7,141	7,167
	First lien (8)(15)	SOFR(M)	7.50%	12.29%	02/2023	02/2030	7,230	7,141	7,167
								14,282	14,334	1.07%
Daxko Acquisition Corporation
Software	First lien (8)(15)	L(M)	5.50%	10.34%	10/2021	10/2028	13,111	13,002	12,790
	First lien (2)(15)	L(M)	5.50%	10.34%	10/2021	10/2028	1,105	1,095	1,078
	First lien (3)(15)(18) - Drawn	P(Q)	4.50%	12.50%	10/2021	10/2027	99	98	96
								14,195	13,964	1.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Castle Management Borrower LLC
Business Services	First lien (8)(15)	L(Q)	2.19%	3.19%	05/2018	02/2025	$14,136	$14,119	$13,945	1.04%
CFS Management, LLC
Healthcare	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	12.16%	08/2019	07/2024	11,210	11,194	10,618
	First lien (2)(15)	SOFR(Q)*	6.25% + 0.75%/PIK	12.16%	08/2019	07/2024	3,339	3,333	3,163
								14,527	13,781	1.03%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (8)(15)	L(A)	8.25%	10.95%	09/2018	09/2024	13,444	13,424	13,444	1.00%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(15)	SOFR(S)	6.00%	10.62%	05/2022	05/2029	12,942	12,825	12,683
	First lien (3)(15)(18) - Drawn	SOFR(S)	6.00%	10.87%	05/2022	05/2028	604	598	593
								13,423	13,276	0.99%

Apptio, Inc.
Software	First lien (8)(15)	L(Q)	5.00%	9.81%	01/2019	01/2025	5,703	5,663	5,703
	First lien (2)(15)	L(Q)	5.00%	9.81%	01/2019	01/2025	5,500	5,461	5,500
	First lien (3)(15)(18) - Drawn	L(Q)	5.00%	9.80%	01/2019	01/2025	1,860	1,822	1,860
								12,946	13,063	0.98%
Calabrio, Inc.
Software	First lien (5)(15)	L(Q)	7.00%	12.16%	04/2021	04/2027	12,347	12,280	11,890
	First lien (3)(15)(18) - Drawn	L(Q)	7.00%	11.95%	04/2021	04/2027	850	843	818
								13,123	12,708	0.95%
Transcendia Holdings, Inc.
Packaging	Second lien (8)(15)	L(M)	8.00%	12.84%	06/2017	05/2025	14,500	14,430	12,515	0.94%
USRP Holdings, Inc.
Business Services	First lien (2)(15)	SOFR(Q)	5.50%	10.55%	07/2021	07/2027	11,282	11,195	10,952
	First lien (3)(15)	SOFR(Q)	5.50%	10.55%	07/2021	07/2027	1,469	1,457	1,426
								12,652	12,378	0.92%
CHA Holdings, Inc.
Business Services	Second lien (4)(15)	L(Q)	8.75%	13.91%	04/2018	04/2026	7,012	6,978	7,012
	Second lien (3)(15)	L(Q)	8.75%	13.91%	04/2018	04/2026	4,453	4,431	4,453
								11,409	11,465	0.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Specialtycare, Inc.
Healthcare	First lien (2)(15)	L(Q)	5.75%	10.50%	06/2021	06/2028	$10,432	$10,319	$9,987
	First lien (3)(15)(18) - Drawn	L(Q)	5.75%	10.58%	06/2021	06/2028	78	75	75
								10,394	10,062	0.75%
Quartz Holding Company
Software	Second lien (3)(15)	L(M)	8.00%	12.84%	04/2019	04/2027	10,000	9,882	9,884	0.74%
Ansira Holdings, Inc.
Business Services	First lien (3)(15)	L(S)(43)*	6.50%/PIK	11.71%	12/2016	12/2024	32,881	32,987	7,355
	First lien (3)(15)	L(Q)(43)*	6.50%/PIK	11.45%	12/2016	12/2024	8,298	8,308	1,856
	First lien (3)(15)(18) - Drawn	SOFR(Q)*	8.00%/PIK + 2.00%	14.91%	11/2022	12/2024	341	341	341
								41,636	9,552	0.71%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(15)	SOFR(Q)*	6.75% + 2.00%/PIK	13.65%	07/2021	07/2027	8,339	8,269	7,379
	First lien (3)(15)(18) - Drawn	SOFR(M)*	6.75% + 2.00%/PIK	13.56%	07/2021	07/2026	921	911	815
								9,180	8,194	0.61%
PPVA Black Elk (Equity) LLC
Business Services	Subordinated (3)(15)	—	—	—	05/2013	—	14,500	14,500	7,995	0.60%
KPSKY Acquisition Inc.
Business Services	First lien (8)(15)	SOFR(M)	5.50%	10.41%	10/2021	10/2028	6,950	6,893	6,629
	First lien (2)(15)	L(Q)	5.50%	10.48%	10/2021	10/2028	800	793	763
	First lien (2)(15)(18) - Drawn	L(Q)	5.50%	10.45%	06/2022	10/2028	276	273	263
								7,959	7,655	0.57%
Vectra Co.
Business Products	Second lien (8)(15)	L(M)	7.25%	12.09%	02/2018	03/2026	10,788	10,770	7,647	0.57%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second lien (2)(15)	L(M)	6.75%	11.59%	11/2021	12/2029	7,950	7,915	7,472	0.56%
DS Admiral Bidco, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	11.90%	12/2022	03/2028	7,528	7,420	7,415	0.55%
Community Brands ParentCo, LLC
Software	First lien (2)(15)	SOFR(M)	5.75%	10.66%	02/2022	02/2028	7,145	7,084	7,003	0.52%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(15)	SOFR(M)	5.75%	10.85%	08/2022	08/2029	7,205	7,137	7,049	0.53%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Safety Borrower Holdings LLC
Software	First lien (2)(15)	L(S)	5.25%	10.41%	09/2021	09/2027	$6,957	$6,929	$6,877
	First lien (3)(15)(18) - Drawn	P(Q)	4.25%	12.25%	09/2021	09/2027	128	127	126
								7,056	7,003	0.52%
Sun Acquirer Corp.
Consumer Services	First lien (2)(15)	L(M)	5.75%	10.59%	09/2021	09/2028	3,975	3,946	3,931
	First lien (2)(15)(18) - Drawn	L(M)	5.75%	10.59%	09/2021	09/2028	2,809	2,775	2,778
	First lien (3)(15)(18) - Drawn	P(Q)	4.75%	12.75%	09/2021	09/2027	78	80	77
								6,801	6,786	0.51%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare	First lien (8)(15)	L(M)	7.25%	11.96%	05/2021	05/2027	6,227	6,181	6,108
	First lien (3)(15)(18) - Drawn	L(M)	7.25%	11.93%	05/2021	05/2027	208	206	204
								6,387	6,312	0.47%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (2)(15)	SOFR(Q)	5.50%	10.55%	11/2021	11/2027	5,148	5,104	5,024	0.38%
Virtusa Corporation
Business Services	Subordinated (3)	FIXED(S)	7.13%	7.13%	10/2022	12/2028	5,000	3,858	3,934	0.29%
Project Power Buyer, LLC
Software	First lien (2)(15)	SOFR(Q)	7.00%	11.90%	01/2023	05/2026	3,580	3,529	3,527	0.26%
ADG, LLC
Healthcare	First lien (3)(15)(18) - Drawn	P(S)*	4.25%/PIK	12.25%	03/2023	09/2023	375	375	349
	Second lien (3)(15)	L(Q)(43)*	10.00%/PIK	14.81%	10/2016	03/2024	7,430	7,413	2,667
								7,788	3,016	0.23%
Education Management Corporation (20)
Education Management II LLC
Education	First lien (2)	P(M)(43)	7.50%	13.00%	01/2015	07/2020	300	292	—
	First lien (3)	P(M)(43)	7.50%	13.00%	01/2015	07/2020	169	165	—
	First lien (2)	P(Q)(43)	6.50%	9.75%	01/2015	07/2020	205	199	—
	First lien (3)	P(Q)(43)	6.50%	9.75%	01/2015	07/2020	115	112	—
	First lien (2)	P(Q)(43)	8.50%	11.75%	01/2015	07/2020	139	115	—
	First lien (3)	P(Q)(43)	8.50%	11.75%	01/2015	07/2020	79	65	—
	First lien (2)	P(Q)(43)	8.50%	11.75%	01/2015	07/2020	4	3	—
	First lien (3)	P(Q)(43)	8.50%	11.75%	01/2015	07/2020	2	2	—
								953	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

PPVA Fund, L.P.
Business Services	Collateralized Financing (43)(44)	—	—	—	11/2014	—	$—	—	—	—%
Total Funded Debt Investments - United States								$2,246,214	$2,129,827	159.12%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(15)	L(M)	6.00%	10.71%	10/2021	09/2028	$35,000	$34,710	$34,821
	First lien (8)(15)	L(M)	6.00%	10.71%	10/2021	09/2028	24,189	23,988	24,067
								58,698	58,888	4.40%
Total Funded Debt Investments - Netherlands								$58,698	$58,888	4.40%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (8)(15)	L(M)	8.25%	13.09%	10/2019	10/2027	$34,459	$34,278	$34,459	2.57%
Integro Parent Inc.**
Business Services	First lien (2)(15)	SOFR(Q)*	12.25%/PIK	17.15%	10/2015	05/2023	3,896	3,893	3,897
	First lien (3)(15)	SOFR(Q)*	12.25%/PIK	17.15%	06/2018	05/2023	769	765	770
	Second lien (3)(15)	SOFR(Q)(43)*	12.25%/PIK	17.15%	10/2015	10/2024	12,000	11,433	9,560
								16,091	14,227	1.06%
Total Funded Debt Investments - United Kingdom								$50,369	$48,686	3.63%
Funded Debt Investments - Jersey
Tennessee Bidco Limited **
Business Services	First lien (3)(15)(16)	SONIA(D)	5.50% +2.00% PIK	11.70%	08/2021	08/2028	£12,879	$17,641	$15,889
	First lien (3)(15)(16)	SONIA(D)	5.50% +2.00% PIK	11.70%	08/2021	08/2028	£10,538	13,139	13,002
	First lien (3)(15)	L(S)	5.50% +2.00% PIK	12.09%	08/2021	08/2028	$10,184	10,059	10,184
	First lien (3)(15)	L(S)	5.50% +2.00% PIK	12.38%	08/2021	08/2028	$6,246	6,165	6,246
	First lien (3)(15)(16)	EURIBOR(S)	5.50% +2.00% PIK	10.44%	08/2021	08/2028	€708	715	767
								47,719	46,088	3.44%
Total Funded Debt Investments - Jersey								$47,719	$46,088	3.44%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(15)	SOFR(M)	7.25%	11.98%	12/2022	12/2029	$3,454	$3,404	$3,402	0.25%
Total Funded Debt Investments - Australia								3,404	3,402	0.25%
Total Funded Debt Investments								$2,406,404	$2,286,891	170.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Equity - United States
Dealer Tire Holdings, LLC (30)
Distribution & Logistics	Preferred shares (3)(15)	—	—	—	09/2021	—	56,271	$65,202	$66,117	4.94%
Symplr Software Intermediate Holdings, Inc. (31)
Healthcare	Preferred shares (4)(15)	—	—	—	11/2018	—	7,500	12,446	11,450
	Preferred shares (3)(15)	—	—	—	11/2018	—	2,586	4,291	3,947
								16,737	15,397	1.15%
Knockout Intermediate Holdings I Inc. (41)
Software	Preferred shares (3)(15)	—	—	—	06/2022	—	15,150	15,900	15,888	1.19%
ACI Parent Inc. (36)
Healthcare	Preferred shares (3)(15)	—	—	—	08/2021	—	12,500	15,032	14,082	1.05%
Project Essential Super Parent, Inc. (34)
Software	Preferred shares (3)(15)	—	—	—	04/2021	—	10,000	12,313	11,713	0.88%
Diamond Parent Holdings Corp. (35)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(15)	—	—	—	04/2021	—	10,000	12,129	11,303	0.84%
OEC Holdco, LLC (22)
Software	Preferred shares (12)(15)	—	—	—	12/2021	—	7,214	7,995	7,525	0.56%
HB Wealth Management, LLC (37)
Financial Services	Preferred shares (11)(15)	—	—	—	09/2021	—	48,303	4,796	5,128	0.38%
FS WhiteWater Holdings, LLC (38)
Consumer Services	Ordinary shares (5)(15)	—	—	—	12/2021	—	50,000	5,000	4,461	0.33%
Appriss Health Holdings, Inc. (23)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (3)(15)	—	—	—	05/2021	—	2,333	2,832	2,626	0.20%
OA Topco, L.P. (40)
Healthcare	Ordinary shares (3)(15)	—	—	—	12/2021	—	2,000,000	2,000	2,206	0.16%
Pioneer Topco I, L.P. (39)
Software	Ordinary shares (13)(15)	—	—	—	11/2021	—	199,980	1,999	1,614	0.12%
Ancora Acquisition LLC
Education	Preferred shares (9)(15)	—	—	—	08/2013	—	372	83	158	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Education Management Corporation (20)
Education	Preferred shares (2)	—	—	—	01/2015	—	3,331	$200	$—
	Preferred shares (3)	—	—	—	01/2015	—	1,879	113	—
	Ordinary shares (2)	—	—	—	01/2015	—	2,994,065	100	—
	Ordinary shares (3)	—	—	—	01/2015	—	1,688,976	56	—
								469	—	—%
AAC Lender Holdings, LLC (33)
Education	Ordinary shares (3)(15)	—	—	—	03/2021	—	758	—	—	—%
Total Shares - United States								$162,487	$158,218	11.81%
Equity - Hong Kong
Bach Special Limited (Bach Preference Limited)**
Education	Preferred shares (3)(15)(29)	—	—	—	09/2017	—	112,021	$11,122	$11,028
Total Shares - Hong Kong								$11,122	$11,028	0.82%
Total Shares								$173,609	$169,246	12.64%
Total Funded Investments								$2,580,013	$2,456,137	183.50%
Unfunded Debt Investments - United States
Ansira Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2022	11/2024	$1,161	$—	$—	—%
AAC Lender Holdings, LLC (33)
American Achievement Corporation (aka AAC Holding Corp.)
Education	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	09/2026	2,652	—	—	—%
NMC Crimson Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	12/2023	4,266	—	—	—%
Apptio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2019	01/2025	207	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	03/2020	02/2025	1,013	(5)	—	—%
Bullhorn, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	09/2026	852	(6)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First lien (3)(15)(18) - Undrawn	—	—	—	02/2020	02/2026	$1,799	$(9)	$—	—%
Granicus, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2021	01/2027	1,145	(9)	—	—%
Xactly Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	07/2017	07/2025	992	(10)	—	—%
Associations, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	3,543	(18)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	10/2027	2,040	(6)	—
	First lien (2)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	6,114	(15)	—
								(21)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(15)(18) - Undrawn	—	—	—	04/2022	04/2024	453	—	—
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2019	08/2026	2,963	(22)	—
								(22)	—	—%
Project Power Buyer, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2023	05/2025	184	(3)	(3)	(0.00)%
Safety Borrower Holdings LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	(4)	(0.00)%
Avalara, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2022	10/2028	3,538	(44)	(4)	(0.00)%
Appriss Health Holdings, Inc. (23)
Appriss Health, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2021	05/2027	208	(2)	(4)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Sun Acquirer Corp.
Consumer Services	First lien (2)(15)(18) - Undrawn	—	—	—	09/2021	09/2023	$127	$(1)	$(1)
	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	481	(7)	(5)
								(8)	(6)	(0.00)%
Oranje Holdco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	1,860	(23)	(9)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	07/2025	2,981	(20)	(15)	(0.00)%
Pioneer Topco I, L.P. (39)
Pioneer Buyer I, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2027	2,446	(24)	(15)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	09/2019	09/2024	909	(14)	(16)	(0.00)%
ADG, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	03/2023	09/2023	307	—	(21)	(0.00)%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(15)(18) - Undrawn	—	—	—	08/2022	08/2024	309	—	(7)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2029	486	(5)	(11)
								(5)	(18)	(0.00)%
Coupa Holdings, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	08/2024	1,291	—	(11)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2023	02/2029	989	(12)	(9)
								(12)	(20)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	09/2021	09/2027	2,298	(23)	(23)	(0.00)%
OA Topco, L.P. (40)
OA Buyer, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2028	3,600	(36)	(23)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

iCIMS, Inc.
Software	First lien (8)(15)(18) - Undrawn	—	—	—	08/2022	08/2024	$11,310	$—	$—
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2022	08/2028	4,218	(37)	(23)
								(37)	(23)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	04/2021	04/2027	637	(5)	(24)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	425	(4)	(8)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	849	—	(17)
								(4)	(25)	(0.00)%
DCA Investment Holding, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	12/2022	12/2024	2,898	—	(26)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(26)	(0.00)%
USRP Holdings, Inc.
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2027	893	(9)	(26)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2024	1,161	(16)	(28)	(0.00)%
Infogain Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	07/2021	07/2026	3,827	(29)	(29)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2027	1,501	(15)	(12)
	First lien (2)(15)(18) - Undrawn	—	—	—	06/2021	06/2023	2,364	—	(19)
								(15)	(31)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

TigerConnect, Inc.
Healthcare	First lien (2)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	$1,683	$—	$(8)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	4,267	(43)	(21)
								(43)	(29)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2023	524	—	(13)
	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	887	(9)	(22)
								(9)	(35)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First lien (2)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	891	—	(41)	(0.00)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(15)(18) - Undrawn	—	—	—	01/2022	12/2023	2,689	(27)	(9)
	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	3,659	(37)	(13)
	First lien (2)(15)(18) - Undrawn	—	—	—	12/2021	12/2023	8,289	(83)	(29)
								(147)	(51)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	08/2019	05/2026	5,917	(36)	(53)	(0.00)%
FS WhiteWater Holdings, LLC (38)
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	12/2027	455	(5)	(11)
	First lien (3)(15)(18) - Undrawn	—	—	—	07/2022	07/2024	4,187	(42)	(42)
								(47)	(53)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	11/2023	587	(7)	(26)
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2021	05/2027	704	(5)	(32)
								(12)	(58)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Knockout Intermediate Holdings I Inc. (41)
Kaseya Inc.
Software	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	$3,851	$—	$(29)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2029	3,851	(29)	(29)
								(29)	(58)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2026	559	(8)	(24)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2021	06/2023	868	—	(37)
								(8)	(61)	(0.00)%
Groundworks, LLC
Consumer Services	First lien (3)(18) - Undrawn	—	—	—	03/2023	03/2029	1,076	(16)	(16)
	First lien (4)(18) - Undrawn	—	—	—	03/2023	09/2024	3,164	—	(47)
								(16)	(63)	(0.00)%
Foreside Financial Group, LLC
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	09/2027	2,095	(21)	(21)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	4,767	—	(48)
								(21)	(69)	(0.01)%
Diamond Parent Holdings Corp. (35)
Diligent Corporation
Software	First lien (3)(15)(18) - Undrawn	—	—	—	03/2021	08/2025	2,537	(13)	(71)	(0.01)%
IMO Investor Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2028	945	(9)	(17)
	First lien (3)(15)(18) - Undrawn	—	—	—	05/2022	05/2024	3,097	—	(62)
								(9)	(79)	(0.01)%

DOCS, MSO, LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2028	2,405	—	(21)
	First lien (4)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	2,457	—	(22)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	6,561	—	(58)
								—	(101)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First lien (3)(15)(18) - Undrawn	—	—	—	01/2020	02/2026	$2,002	$(10)	$(50)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	08/2023	2,501	—	(63)
								(10)	(113)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2028	1,969	(10)	(19)
	First lien (3)(15)(18) - Undrawn	—	—	—	02/2022	02/2024	11,414	(57)	(107)
								(67)	(126)	(0.01)%
YLG Holdings, Inc.
Business Services	First lien (5)(15)(18) - Undrawn	—	—	—	10/2021	10/2023	1,283	(13)	(37)
	First lien (3)(15)(18) - Undrawn	—	—	—	11/2019	10/2025	3,968	(20)	(115)
								(33)	(152)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	2,479	(25)	(55)
	First lien (3)(15)(18) - Undrawn	—	—	—	06/2022	06/2024	4,857	—	(107)
								(25)	(162)	(0.01)%
ACI Parent Inc. (36)
ACI Group Holdings, Inc.
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	2,354	(24)	(90)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2023	4,865	—	(187)
								(24)	(277)	(0.02)%
Deca Dental Holdings LLC
Healthcare	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2027	202	(2)	(11)
	First lien (3)(15)(18) - Undrawn	—	—	—	08/2021	08/2023	9,080	—	(493)
								(2)	(504)	(0.04)%
Total Unfunded Debt Investments - United States								$(989)	$(2,575)	(0.19)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (3)(15)(18) - Undrawn	—	—	—	10/2021	10/2027	$4,439	$(44)	$(23)	(0.00)%
Total Unfunded Debt Investments - Netherlands								$(44)	$(23)	(0.00)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(15)(18) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$(5)	(0.00)%
Total Unfunded Debt Investments - Australia								$(5)	$(5)	(0.00)%
Total Unfunded Debt Investments								$(1,038)	$(2,603)	(0.19)%
Total Non-Controlled/Non-Affiliated Investments								$2,578,975	$2,453,534	183.31%
Non-Controlled/Affiliated Investments (45)
Funded Debt Investments - United States
TVG-Edmentum Holdings, LLC (24)
Edmentum Ultimate Holdings, LLC
Education	Subordinated (3)(15)	SOFR(Q)*	12.00%/PIK	17.05%	12/2020	01/2027	$17,170	$17,064	$17,170	1.28%
Eagle Infrastructure Super HoldCo, LLC (42)
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.)
Business Services	First lien (2)(15)	SOFR(Q)	7.50%	12.55%	03/2023	04/2028	10,676	10,676	10,676
	First lien (3)(15)	SOFR(Q)	7.50%	12.55%	03/2023	04/2028	342	342	342
								11,018	11,018	0.82%
Sierra Hamilton Holdings Corporation
Energy	Second lien (3)(15)	FIXED(Q)(43)*	15.00% PIK	15.00%	09/2019	09/2023	5	5	—	—%
Permian Holdco 3, Inc.
Permian Trust
Energy	First lien (10)(15)	FIXED(Q)(43)*	10.00% PIK/M	10.00%	03/2021	—	247	—	—
	First lien (3)(15)	L(M)(43)*	10.00% PIK/M	11.00%	07/2020	—	3,409	—	—	—%
								—	—	—%
Total Funded Debt Investments - United States								$28,087	$28,188	2.11%
Equity - United States
TVG-Edmentum Holdings, LLC
Education	Ordinary shares (3)(15)	—	—	—	12/2020	—	48,899	$57,927	$111,419	8.32%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Eagle Infrastructure Super HoldCo, LLC
Business Services	Ordinary shares (2)(15)	—	—	—	03/2023	—	65,325	$3,696	$3,687
	Ordinary shares (3)(15)	—	—	—	03/2023	—	7,211	408	407
								4,104	4,094	0.31%
Sierra Hamilton Holdings Corporation
Energy	Ordinary shares (2)(15)	—	—	—	07/2017	—	25,000,000	11,501	3,599
	Ordinary shares (3)(15)	—	—	—	07/2017	—	2,786,000	1,282	401
								12,783	4,000	0.30%
Total Shares - United States								$74,814	$119,513	8.93%
Total Non-Controlled/Affiliated Investments								$102,901	$147,701	11.03%
Controlled Investments (46)
Funded Debt Investments - United States
New Benevis Topco, LLC (32)
New Benevis Holdco, Inc.
Healthcare	First lien (2)(15)	SOFR(Q)*	9.50%/PIK	14.50%	10/2020	04/2025	$37,384	$37,385	$37,384
	First lien (8)(15)	SOFR(Q)*	9.50%/PIK	14.50%	10/2020	04/2025	9,172	9,172	9,172
	First lien (3)(15)	SOFR(Q)*	9.50%/PIK	14.50%	10/2020	04/2025	11,521	11,521	11,521
	Subordinated (3)(15)	FIXED(M)*	12.00%/PIK	12.00%	10/2020	10/2025	19	17,575	15,331
								75,653	73,408	5.48%
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)	FIXED(M)*	18.00% PIK/M	18.00%	10/2020	12/2024	22,760	22,760	22,760
	First lien (3)(15)(18) - Drawn	L(M)*	9.00% PIK/M	13.66%	10/2020	12/2024	10,117	10,117	10,117
								32,877	32,877	2.46%
UniTek Global Services, Inc.
Business Services	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	12/2020	02/2025	12,009	12,009	10,864
	Second lien (3)(15)	FIXED(Q)*	15.00%/PIK	15.00%	07/2022	02/2025	5,324	5,324	4,816
								17,333	15,680	1.17%
NHME Holdings Corp. (28)
National HME, Inc.
Healthcare	Second lien (3)(15)	SOFR(Q)(43)*	5.00%/PIK	9.85%	11/2018	05/2024	8,281	7,872	5,000	0.37%
Total Funded Debt Investments - United States								$133,735	$126,965	9.49%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

Equity - United States
NMFC Senior Loan Program III LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2018	—	—	$140,000	$140,000	10.46%
NMFC Senior Loan Program IV LLC**
Investment Fund	Membership interest (3)(15)	—	—	—	05/2021	—	—	112,400	112,400	8.40%
NM NL Holdings, L.P.**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	76,370	94,576	7.07%
New Benevis Topco, LLC (32)
Healthcare	Ordinary shares (2)(15)	—	—	—	10/2020	—	269,027	27,154	34,490
	Ordinary shares (8)(15)	—	—	—	10/2020	—	66,007	6,662	8,462
	Ordinary shares (3)(15)	—	—	—	10/2020	—	60,068	6,106	7,701
								39,922	50,653	3.78%
UniTek Global Services, Inc.
Business Services	Preferred shares (3)(15)(27)	—	—	—	08/2018	—	16,205,818	16,206	12,064
	Preferred shares (3)(15)(27)	—	—	—	08/2019	—	9,631,878	9,632	7,981
	Preferred shares (3)(15)(26)(43)	—	—	—	06/2017	—	19,795,435	19,795	10,145
	Preferred shares (2)(15)(25)(43)	—	—	—	01/2015	—	29,326,545	26,946	—
	Preferred shares (3)(15)(25)(43)	—	—	—	01/2015	—	8,104,462	7,447	—
	Ordinary shares (2)(15)	—	—	—	01/2015	—	2,096,477	1,926	—
	Ordinary shares (3)(15)	—	—	—	01/2015	—	1,993,749	533	—
								82,485	30,190	2.26%
New Permian Holdco, Inc.
Energy	Ordinary shares (3)(15)	—	—	—	10/2020	—	100	11,155	25,999	1.94%
QID TRH Holdings LLC (21)
Haven Midstream Holdings LLC(21)
Specialty Chemicals & Materials	Ordinary shares (14)(15)	—	—	—	10/2021	—	80	—	16,301
	Profit Interest (6)(15)	—	—	—	10/2021	—	5	—	90
								—	16,391	1.22%
NM CLFX LP
Net Lease	Membership interest (7)(15)	—	—	—	10/2017	—	—	12,538	15,437	1.15%
NM YI, LLC
Net Lease	Membership interest (7)(15)	—	—	—	09/2019	—	—	6,272	9,581	0.72%
NM GP Holdco, LLC**
Net Lease	Membership interest (7)(15)	—	—	—	06/2018	—	—	861	1,029	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference	Spread	Interest Rate (19)	Acquisition Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (17)	Cost	Fair Value	Percent of Net Assets

NHME Holdings Corp.(28)
Healthcare	Ordinary shares (3)(15)	—	—	—	11/2018	—	640,000	$4,000	$—	—%
NM GLCR LP
Net Lease	Membership interest (7)(15)	—	—	—	02/2018	—	—	—	—	—%
NM APP US LLC
Net Lease	Membership interest (7)(15)	—	—	—	09/2016	—	—	—	—	—%
NM DRVT LLC
Net Lease	Membership interest (7)(15)	—	—	—	11/2016	—	—	—	—	—%
NM JRA LLC
Net Lease	Membership interest (7)(15)	—	—	—	08/2016	—	—	—	—	—%
NM KRLN LLC
Net Lease	Membership interest (7)(15)	—	—	—	11/2016	—	—	—	—	—%
Total Shares - United States								$486,003	$496,256	37.08%
Equity - Canada
NM APP Canada Corp.**
Net Lease	Membership interest (7)(15)	—	—	—	09/2016	—	—	$—	$—	—%
Total Shares - Canada								$—	$—	—%
Total Shares								$486,003	$496,256	37.08%
Warrants - United States
UniTek Global Services, Inc.
Business Services	Warrants (3)(15)	—	—	—	12/2020	02/2025	13,339	$—	$45,870	3.43%
NHME Holdings Corp. (28)
Healthcare	Warrants (3)(15)	—	—	—	11/2018	—	160,000	1,000	—
Total Warrants - United States								$1,000	$45,870	3.43%
Total Funded Investments								$620,738	$669,091	49.99%
Unfunded Debt Investments - United States
New Permian Holdco, Inc.
New Permian Holdco, L.L.C.
Energy	First lien (3)(15)(18) - Undrawn	—	—	—	10/2020	12/2024	$1,577	$—	$—	—%
Haven Midstream Holdings LLC (21)
Haven Midstream LLC
Specialty Chemicals & Materials	First lien (3)(15)(18) - Undrawn	—	—	—	12/2021	10/2026	8,000	—	—	—%
Total Unfunded Debt Investments - United States								$—	$—	—%
Total Controlled Investments								$620,738	$669,091	49.99%
Total Investments								$3,302,614	$3,270,326	244.33%

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
March 31, 2023
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
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of March 31, 2023, the par value U.S. dollar equivalent of the first lien term loan, and drawn first lien term loan is $15,889, and $13,768, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
(19)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2023.
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
(28)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as a Tranche A Term Loan in National HME, Inc., a wholly-owned subsidiary of NHME Holdings Corp.
(29)The Company holds preferred equity in Bach Special Limited (Bach Preference Limited) that is entitled to receive cumulative preferential dividends at a rate of 12.25% per annum payable in additional shares.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
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
(42)The Company holds ordinary shares in Eagle Infrastructure Super HoldCo, LLC and a first lien term loan in Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.), a wholly-owned subsidiary of Eagle Infrastructure Super Holdco, LLC.
(43)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
(44)The Company holds one security purchased under a collateralized agreement to resell on its Consolidated Statement of Assets and Liabilities with a cost basis of $30,000 and a fair value of $16,539 as of March 31, 2023. See Note 2. Summary of Significant Accounting Policies, for details.
(45)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2023 and December 31, 2022 along with transactions during the nine months ended March 31, 2023 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2023	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Eagle Infrastructure Services, LLC (fka FR Arsenal Holdings II Corp.) / Eagle Infrastructure Super HoldCo, LLC	$—	$15,582	$(459)	$(11)	$15,112	$—	$4	$—	$—
Permian Holdco 3, Inc. / Permian Trust	—	—	—	—	—	—	—	—	—
Sierra Hamilton Holdings Corporation	4,000	—	—	—	4,000	—	—	—	—
TVG-Edmentum Holdings, LLC / Edmentum Ultimate Holdings, LLC	126,787	1,807	—	(5)	128,589	—	696	1,105	63
Total Non-Controlled/Affiliated Investments	$130,787	$17,389	$(459)	$(16)	$147,701	$—	$700	$1,105	$63

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

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

(46)    Denotes investments in which the Company is in “Control”, as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of March 31, 2023 and December 31, 2022, along with transactions during the three months ended March 31, 2023 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2022	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2023	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
National HME, Inc./NHME Holdings Corp.	$5,381	$—	$(17,404)	$17,023	$5,000	$(17,404)	$—	$—	$—
New Benevis Topco, LLC / New Benevis Holdco, Inc.	114,146	10,235	—	(320)	124,061	—	2,563	—	375
New Permian Holdco, Inc. / New Permian Holdco, L.L.C.	57,564	1,312	—	—	58,876	—	1,333	—	129
NM APP CANADA CORP	—	—	—	—	—	—	—	—	—
NM APP US LLC	—	—	—	—	—	—	—	—	—
NM CLFX LP	16,172	—	—	(735)	15,437	—	—	393	—
NM DRVT LLC	—	—	—	—	—	—	—	—	—
NM JRA LLC	—	—	—	—	—	—	—	—	—
NM GLCR LP	—	—	—	—	—	—	—	—	—
NM KRLN LLC	—	—	—	—	—	—	—	—	—
NM NL Holdings, L.P.	94,305	—	—	271	94,576	—	—	2,318	—
NM GP Holdco, LLC	1,028	—	—	1	1,029	—	—	26	—
NM YI LLC	9,481	—	—	100	9,581	—	—	214	—
NMFC Senior Loan Program III LLC	140,000	—	—	—	140,000	—	—	4,462	—
NMFC Senior Loan Program IV LLC	112,400	—	—	—	112,400	—	—	3,583	—
Haven Midstream LLC / Haven Midstream Holdings LLC / QID TRH Holdings LLC	35,788	—	—	(19,397)	16,391	19,375	—	—	510
UniTek Global Services, Inc.	103,770	2,563	(26,445)	11,854	91,740	2	1,936	1,229	181
Total Controlled Investments	$690,035	$14,110	$(43,849)	$8,797	$669,091	$1,973	$5,832	$12,225	$1,195

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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2023, 15.3% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Consolidated Schedule of Investments (Continued)
March 31, 2023
(unaudited)

March 31, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	55.00%
Second lien	17.20%
Subordinated	2.39%
Equity and other	25.41%
Total investments	100.00%

March 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	28.56%
Business Services	17.66%
Healthcare	17.08%
Investment Funds (includes investments in joint ventures)	7.72%
Education	7.44%
Consumer Services	4.61%
Net Lease	3.69%
Distribution & Logistics	3.15%
Financial Services	3.03%
Energy	1.92%
Information Technology	1.80%
Specialty Chemicals & Materials	1.25%
Packaging	1.25%
Consumer Products	0.61%
Business Products	0.23%
Total investments	100.00%

March 31, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	89.05%
Fixed rates	10.95%
Total investments	100.00%

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
(16)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2022, the par value U.S. dollar equivalent of the first lien term loan and drawn first lien term loan is $15,562 and $13,941, respectively. See Note 2. Summary of Significant Accounting Policies, for details
(17)Par amount is denominated in United States Dollar unless otherwise noted, British Pound ("£") and/or Euro ("€").
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
(28)The Company holds ordinary shares and warrants in NHME Holdings Corp., as well as Tranche A Term Loan and Tranche B Term Loan in National HME, Inc., a whollyowned subsidiary of NHME Holdings Corp.
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
(41)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc. The preferred equity is entitled to received cumulative preferential dividends at a rate of 11.75% per annum
(42)Investment or a portion of the investment is on non-accrual status. See Note 3. Investments, for details.
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

Notes to the Consolidated Financial Statements of
New Mountain Finance Corporation

March 31, 2023
(in thousands, except share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Finance Corporation (“NMFC” or the “Company”) is a Delaware corporation that was originally incorporated on June 29, 2010 and completed its initial public offering ("IPO") on May 19, 2011. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Since NMFC’s IPO, and through March 31, 2023, NMFC raised approximately $945,617 in net proceeds from additional offerings of its common stock.
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
The Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, primarily consisting of senior secured loans, and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. The first lien debt may include traditional first lien senior secured loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In some cases, the Company’s investments may also include equity interests. The Company’s primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to the Company, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under the investment criteria used by the Company. However, SBIC I and SBIC II investments must be in SBA eligible small businesses. The Company’s portfolio may be concentrated in a limited number of industries. As of March 31, 2023, the Company’s top five industry concentrations were software, business services, healthcare, investment funds (which includes the Company's investments in its joint ventures) and education.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2023.

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

Below is certain summarized property information for NMNLC as of March 31, 2023:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2023
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$95,605
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	15,437
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,581
					$120,623
Collateralized agreements or repurchase financings—The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral (“ASC 860”), when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2023 and December 31, 2022, the Company held one collateralized agreement to resell with a cost basis of $30,000 and $30,000, respectively, and a fair value of $16,539 and $16,539, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from the Company at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to the Company, and therefore, the Company does not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized the Company’s contractual rights under the collateralized agreement. The Company continues to exercise its rights under the collateralized agreement and continues to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2023 and March 31, 2022, the Company recognized PIK and non-cash interest from investments of $9,023 and $8,523, respectively, and PIK and non-cash dividends from investments of $6,501 and $5,079, respectively.
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
For the three months ended March 31, 2023 and March 31, 2022, the Company recognized a total income tax provision of approximately $227 and $97, respectively, for the Company’s consolidated subsidiaries. For the three months ended March 31, 2023, the Company recorded a current income tax expense of approximately $96 and $95, respectively, and deferred income tax provision of approximately $131 and $2, respectively.
As of March 31, 2023 and December 31, 2022, the Company had $2,988 and $8,487, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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
Stock repurchase program—On February 4, 2016, the Company's board of directors authorized a program for the purpose of repurchasing up to $50,000 worth of the Company's common stock (the "Repurchase Program"). Under the Repurchase Program, the Company was permitted, but was not obligated, to repurchase its outstanding common stock in the open market from time to time provided that it complied with the Company's code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2022, the Company's board of directors extended the Company's Repurchase Program and the Company expects the Repurchase Program to be in place until the earlier of December 31, 2023 or until $50,000 of its outstanding shares of common stock have been repurchased. During the three months ended March 31, 2023 and March 31, 2022, the Company did not repurchase any shares of the Company's common stock. The Company previously repurchased $2,948 outstanding shares of its common stock under the Repurchase Program.
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

Note 3. Investments
At March 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,862,802	$1,798,746
Second lien	616,660	562,413
Subordinated	87,726	78,282
Equity and other	735,426	830,885
Total investments	$3,302,614	$3,270,326

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$951,994	$933,923
Business Services	639,640	577,406
Healthcare	582,366	558,625
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	202,706	243,339
Consumer Services	152,247	150,766
Net Lease	96,041	120,623
Distribution & Logistics	111,266	103,157
Financial Services	98,346	99,197
Energy	56,820	62,876
Information Technology	58,654	58,865
Specialty Chemicals & Materials	25,354	40,795
Packaging	43,177	40,731
Consumer Products	20,833	19,976
Business Products	10,770	7,647
Total investments	$3,302,614	$3,270,326

At December 31, 2022, the Company’s investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,816,091	$1,753,967
Second lien	632,990	561,207
Subordinated	85,774	76,659
Equity and other	725,112	829,414
Total investments	$3,259,967	$3,221,247

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$916,259	$897,008
Business Services	661,079	592,868
Healthcare	586,311	548,383
Investment Funds (includes investments in joint ventures)	252,400	252,400
Education	200,117	239,301
Consumer Services	126,392	123,880
Net Lease	96,041	120,986
Distribution & Logistics	111,096	102,410
Financial Services	96,021	95,839
Energy	55,507	61,564
Specialty Chemicals & Materials	25,363	60,268
Information Technology	58,638	58,165
Packaging	43,124	40,547
Consumer Products	20,850	20,624
Business Products	10,769	7,004
Total investments	$3,259,967	$3,221,247

During the first quarter of 2023, the Company placed its second lien term loan position in ADG, LLC ("ADG") on non-accrual status. As of March 31, 2023, the Company's position in ADG on non-accrual status had an aggregate cost basis of $7,413, an aggregate fair value of $2,667 and total unearned interest income of $275 for the three months then ended.
During the third quarter of 2022, the Company placed its first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of March 31, 2023, the Company's positions in Ansira on non-accrual status had an aggregate cost basis of $41,295, an aggregate fair value of $9,211 and total unearned interest income of $2,495 for the three months then ended.
As of March 31, 2023, the Company's aggregate principal amount of its second lien term loan in Integro Parent Inc. ("Integro") was $12,000. During the second quarter of 2022, the Company placed an aggregate principal amount of $4,200 of its second lien position on non-accrual status. As of March 31, 2023, the Company's position in Integro on non-accrual status had an aggregate cost basis of $4,002, an aggregate fair value of $3,346 and total unearned interest income of $170 for the three months then ended.
During the second quarter of 2022, the Company placed its second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of March 31, 2023, the Company's second lien position in National HME had an aggregate cost basis of $7,872, an aggregate fair value of $5,000 and total unearned interest income of $413 for the three months then ended. During the fourth quarter of 2022, the Company reversed $11,236 of previously recorded PIK interest in National HME and $1,500 of previously recorded other income in NHME Holdings Corp. as the Company believes this PIK interest and other income will ultimately not be collectible.

As of March 31, 2023, the Company's aggregate principal amount of its subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5,230 and $30,778, respectively. During the first quarter of 2021, the Company placed an aggregate principal amount of $5,230 of its subordinated position on non-accrual status. During the third quarter of 2021, the Company placed an aggregate principal amount of $13,227 of its first lien term loans on non-accrual status. As of March 31, 2023, the Company's positions in AAC on non-accrual status had an aggregate cost basis of $13,212, an aggregate fair value of $8,739 and total unearned interest income of $514 for the three months then ended.
During the third quarter of 2021, the Company placed its second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of March 31, 2023, the Company's second lien position in Sierra had an aggregate cost basis of $5, an aggregate fair value of $0 and total unearned interest income of $0 for the three months then ended.
During the first quarter of 2020, the Company placed its junior preferred shares in UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of March 31, 2023, the Company's junior preferred shares in UniTek had an aggregate cost basis of $34,393, an aggregate fair value of $0 and total unearned dividend income of $1,820, for the three months then ended. During the third quarter of 2021, the Company placed an aggregate principal amount of $19,795 of its investment in the senior preferred shares of UniTek on non-accrual status. As of March 31, 2023, the Company's senior preferred shares in UniTek had an aggregate cost basis of $19,795, an aggregate fair value of approximately $10,145 and total unearned dividend income of approximately $1,305 for the three months then ended.
During the first quarter of 2018, the Company placed its first lien positions in Education Management II LLC ("EDMC") on non-accrual status as EDMC announced its intention to wind down and liquidate the business. As of March 31, 2023, the Company's investment in EDMC, which was placed on non-accrual status, represented an aggregate cost basis of $953, an aggregate fair value of $0 and total unearned interest income of $14 for the three months then ended.
    As of March 31, 2023, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $107,125 and $0, respectively. As of March 31, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $109,064. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2023.
As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $100,315 and $0, respectively. As of December 31, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $123,748. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2022.
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
On December 22, 2017, the Company settled the Trustee’s $20,540 Claim for $16,000 and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16,000 that is owed to the Company under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. The Company continues to exercise its rights under the SPP Agreement and continues to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, the Company received a $1,500 payment from its insurance carrier in respect to the settlement. As of March 31, 2023 and December 31, 2022, the SPP Agreement has a cost basis of $14,500 and $14,500, respectively and a fair value of $7,995 and $7,995, respectively, which is reflective of the higher inherent risk in this transaction.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2023, the Company and SkyKnight II have committed and contributed $140,000 and $35,000, respectively, of equity to SLP III. The Company’s investment in SLP III is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2023 and December 31, 2022.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525,000. As of March 31, 2023 and December 31, 2022, SLP III had total investments with an aggregate fair value of approximately $651,129 and $639,327, respectively, and debt outstanding under its credit facility of $498,000 and $512,100, respectively. As of March 31, 2023 and December 31, 2022, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2023 and December 31, 2022, SLP III had unfunded commitments in the form of delayed draws of $2,016 and $2,948, respectively.
Below is a summary of SLP III's portfolio, along with a listing of the individual investments in SLP III's portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
First lien investments (1)	$694,046	$690,017
Weighted average interest rate on first lien investments (2)	9.09%	8.51%
Number of portfolio companies in SLP III	86	83
Largest portfolio company investment (1)	$18,149	$18,197
Total of five largest portfolio company investments (1)	$85,727	$85,948

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP III's portfolio as of March 31, 2023:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADMI Corp. (aka Aspen Dental)	Healthcare	L(M)	3.75%	8.59%	12/2027	$2,394	$2,385	$2,228
Advisor Group Holdings, Inc.	Financial Services	L(M)	4.50%	9.34%	07/2026	9,675	9,649	9,551
AG Parent Holdings, LLC	Healthcare	L(M)	5.00%	9.84%	07/2026	12,094	12,062	11,747
Artera Services, LLC	Distribution & Logistics	L(Q)	3.50%	8.66%	03/2025	6,821	6,792	5,809
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(Q)	4.50%	9.41%	03/2030	4,936	4,838	4,838
AssuredPartners, Inc.	Insurance Services	SOFR(M)	4.25%	9.06%	02/2027	1,990	1,925	1,988
Aston FinCo S.a.r.l. / Aston US Finco, LLC	Software	L(M)	4.25%	9.09%	10/2026	5,820	5,788	5,005
athenahealth Group Inc.	Healthcare	SOFR(M)	3.50%	8.26%	02/2029	6,895	6,636	6,429
BCPE Empire Holdings, Inc.	Distribution & Logistics	L(M)	4.00%	8.84%	06/2026	4,247	4,226	4,177
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)	4.63%	9.53%	06/2026	3,249	3,154	3,219
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.66%	05/2028	2,232	2,215	2,162
Bluefin Holding, LLC	Software	L(Q)	5.75%	10.91%	09/2026	9,675	9,597	9,503
Bluefin Holding, LLC	Software	L(Q)	5.75%	10.91%	09/2026	2,556	2,526	2,511
Bracket Intermediate Holding Corp.	Healthcare	L(Q)	4.25%	9.04%	09/2025	14,325	14,297	14,137
Brave Parent Holdings, Inc.	Software	L(M)	4.00%	8.84%	04/2025	4,254	4,249	4,173
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	8.46%	07/2029	7,027	6,863	7,040
Cardinal Parent, Inc.	Software	L(Q)	4.50%	9.66%	11/2027	9,897	9,693	9,228
CE Intermediate I, LLC	Software	L(Q)	4.00%	8.86%	11/2028	10,893	10,829	10,430
CentralSquare Technologies, LLC	Software	L(Q)	3.75%	8.91%	08/2025	14,362	14,349	12,668
CHA Holdings, Inc.	Business Services	L(Q)	4.50%	9.66%	04/2025	954	954	954
CommerceHub, Inc.	Software	SOFR(S)	4.00%	8.78%	12/2027	5,702	5,681	5,341
Confluent Health, LLC	Healthcare	L(M)	4.00%	8.84%	11/2028	14,562	14,498	11,904
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	8.65%	02/2029	6,930	6,900	6,722
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.25%	09/2026	12,935	12,588	12,935
Cornerstone OnDemand, Inc.	Software	L(M)	3.75%	8.59%	10/2028	4,500	4,481	4,168
Covenant Surgical Partners, Inc.	Healthcare	SOFR(S)	4.00%	8.82%	07/2026	2,000	1,986	1,698
Covenant Surgical Partners, Inc.	Healthcare	SOFR(S)	4.00%	8.82%	07/2026	9,656	9,607	8,195
CRCI Longhorn Holdings, Inc.	Business Services	L(M)	3.50%	8.31%	08/2025	14,325	14,298	14,030
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.90%	10/2029	6,965	6,566	6,547
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)	3.75%	8.56%	03/2028	7,369	7,346	7,185
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	9.31%	12/2027	9,701	9,688	9,655
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	8.96%	10/2029	7,082	6,542	6,707
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.30%	03/2028	15,567	15,173	14,107
Enverus Holdings, Inc. (fka Drilling Info Holdings, Inc.)	Business Services	L(M)	4.25%	9.09%	07/2025	18,149	18,115	17,423
Eisner Advisory Group LLC	Financial Services	SOFR(M)	5.25%	10.17%	07/2028	2,207	2,120	2,209
EAB Global, Inc.	Education	L(M)	3.50%	8.34%	08/2028	3,204	3,191	3,133
Energize Holdco LLC	Business Services	L(M)	3.75%	8.59%	12/2028	12,456	12,404	12,114
eResearchTechnology, Inc.	Healthcare	L(M)	4.50%	9.34%	02/2027	7,252	7,230	6,841
EyeCare Partners, LLC	Healthcare	L(M)	3.75%	8.59%	02/2027	14,573	14,562	12,050
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.91%	08/2028	9,674	9,569	9,132
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)	Healthcare	L(S)	3.75%	8.96%	02/2024	14,181	14,183	10,494
Groundworks, LLC	Consumer Services	SOFR(M)	6.50%	11.36%	03/2030	1,272	1,234	1,234
Heartland Dental, LLC	Healthcare	L(M)	3.75%	8.59%	04/2025	18,113	18,082	16,973
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.78%	11/2026	18,022	17,914	16,125
Higginbotham Insurance Agency, Inc.	Business Services	L(M)	5.25%	10.09%	11/2026	9,056	8,999	9,002

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
HighTower Holding, LLC	Financial Services	L(Q)	4.00%	8.82%	04/2028	$4,766	$4,729	$4,516
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.16%	04/2029	6,706	6,470	6,029
Idera, Inc.	Software	L(Q)	3.75%	8.51%	03/2028	15,763	15,752	15,073
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.25%	9.25%	06/2026	11,904	11,861	11,695
LI Group Holdings, Inc.	Software	L(M)	3.75%	8.59%	03/2028	4,562	4,553	4,545
LSCS Holdings, Inc.	Healthcare	L(M)	4.50%	9.34%	12/2028	7,548	7,516	7,246
Mamba Purchaser, Inc.	Healthcare	L(M)	3.50%	8.34%	10/2028	1,601	1,597	1,583
Maverick Bidco Inc.	Software	L(Q)	3.75%	8.58%	05/2028	3,950	3,935	3,769
Maverick Bidco Inc.	Software	SOFR(M)	4.25%	9.17%	05/2028	2,500	2,375	2,375
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.79%	05/2028	2,000	1,908	1,908
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	8.92%	05/2028	4,163	4,147	4,092
MED ParentCo, LP	Healthcare	L(M)	4.25%	9.09%	08/2026	12,556	12,492	11,049
Mercury Borrower, Inc.	Business Services	L(M)	3.50%	8.38%	08/2028	4,168	4,150	4,059
MH Sub I, LLC (Micro Holding Corp.)	Software	L(M)	3.75%	8.59%	09/2024	10,667	10,652	10,513
Mitnick Corporate Purchaser, Inc.	Software	SOFR(Q)	4.75%	9.53%	05/2029	4,643	4,622	4,385
National Intergovernmental Purchasing Alliance Company	Business Services	SOFR(Q)	3.50%	8.40%	05/2025	2,420	2,407	2,394
Netsmart, Inc.	Healthcare	L(M)	4.00%	8.84%	10/2027	3,930	3,930	3,887
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.06%	03/2028	4,897	4,359	4,322
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.06%	03/2028	10,103	8,992	8,916
Outcomes Group Holdings, Inc.	Healthcare	L(M)	3.25%	8.09%	10/2025	3,322	3,319	3,241
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.43%	02/2029	1,723	1,719	1,693
Peraton Corp.	Federal Services	L(M)	3.75%	8.59%	02/2028	7,216	7,189	7,131
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	L(M)	3.50%	8.34%	02/2025	4,561	4,559	4,432
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	9.05%	12/2028	4,263	4,226	4,014
Planview Parent, Inc.	Software	L(Q)	4.00%	9.16%	12/2027	10,804	10,580	10,273
Premise Health Holding Corp.	Healthcare	L(Q)	3.75%	8.91%	07/2025	7,386	7,372	7,091
Project Ruby Ultimate Parent Corp.	Healthcare	L(M)	3.25%	8.09%	03/2028	4,341	4,324	4,196
Project Ruby Ultimate Parent Corp.	Healthcare	SOFR(M)	5.75%	10.56%	03/2028	4,975	4,837	5,058
RealPage, Inc.	Software	L(M)	3.00%	7.84%	04/2028	10,134	10,115	9,852
Renaissance Holding Corp.	Education	SOFR(M)	4.75%	9.58%	04/2030	6,629	6,430	6,442
RLG Holdings, LLC	Packaging	L(M)	4.00%	8.84%	07/2028	5,771	5,748	5,597
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.75%	11.43%	05/2027	2,424	2,423	1,687
Snap One Holdings Corp.	Distribution & Logistics	L(Q)	4.50%	9.66%	12/2028	6,606	6,550	6,077
Sovos Brands Intermediate, Inc.	Food & Beverage	L(Q)	3.50%	8.33%	06/2028	7,365	7,350	7,243
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)	Education	SOFR(Q)	4.00%	8.90%	07/2025	11,902	11,891	11,837
Storable, Inc.	Software	SOFR(M)	3.50%	8.30%	04/2028	3,814	3,807	3,693
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.28%	12/2027	15,680	15,575	14,034
Syndigo LLC	Software	L(M)	4.50%	9.28%	12/2027	14,700	14,621	13,902
Therapy Brands Holdings LLC	Software	L(M)	4.00%	8.78%	05/2028	4,089	4,072	3,843
Thermostat Purchaser III, Inc.	Business Services	L(Q)	4.50%	9.45%	08/2028	5,988	5,963	5,748
USI, Inc. (fka Compass Investors Inc.)	Insurance Services	SOFR(Q)	3.75%	8.65%	11/2029	5,473	5,367	5,466
Valcour Packaging, LLC	Packaging	L(S)	3.75%	7.98%	10/2028	4,493	4,481	3,737
VT Topco, Inc.	Business Services	L(M)	3.75%	8.59%	08/2025	25	25	24
VT Topco, Inc.	Business Services	L(M)	3.50%	8.34%	08/2025	2,722	2,722	2,691
VT Topco, Inc.	Business Services	L(M)	3.75%	8.59%	08/2025	866	864	857
WatchGuard Technologies, Inc.	Software	SOFR(S)	5.25%	10.11%	07/2029	5,277	4,953	5,013
Waystar Technologies, Inc.	Healthcare	L(M)	4.00%	8.84%	10/2026	4,014	4,008	4,003
Wrench Group LLC	Consumer Services	L(Q)	4.00%	9.16%	04/2026	7,803	7,790	7,677
Wrench Group LLC	Consumer Services	SOFR(Q)	4.75%	9.54%	04/2026	5,500	5,390	5,473

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
YI, LLC	Healthcare	L(M)	4.00%	8.84%	11/2024	$9,465	$9,462	$9,149
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.22%	02/2028	4,103	3,935	3,975
Total Funded Investments						$692,030	$684,098	$651,226
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare	—	—	—	01/2024	$847	$(44)	$(57)
Groundworks, LLC	Consumer Services	—	—	—	03/2025	232	(3)	(3)
Thermostat Purchaser III, Inc.	Business Services	—	—	—	08/2023	937	—	(37)
VT Topco, Inc.	Business Services	—	—	—	08/2023	—	—	—
Total Unfunded Investments						$2,016	$(47)	$(97)
Total Investments						$694,046	$684,051	$651,129

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2023.
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

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2022.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP III.

Below is certain summarized financial information for SLP III as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and March 31, 2022:

Selected Balance Sheet Information:	March 31, 2023	December 31, 2022
Investments at fair value (cost of $684,051 and $681,288)	$651,129	$639,327
Cash and other assets	19,548	17,149
Receivable from unsettled securities sold	8,816	—
Total assets	$679,493	$656,476

Credit facility	$498,000	$512,100
Deferred financing costs (net of accumulated amortization of $5,211 and $4,840, respectively)	(1,325)	(1,695)
Payable for unsettled securities purchased	28,024	—
Distribution payable	5,578	5,688
Other liabilities	7,203	6,492
Total liabilities	537,480	522,585

Members' capital	$142,013	$133,891
Total liabilities and members' capital	$679,493	$656,476

Selected Statement of Operations Information:	Three Months Ended
	March 31, 2023	March 31, 2022
Interest income	$15,086	$7,930
Other income	91	130
Total investment income	15,177	8,060

Interest and other financing expenses	8,406	2,751
Other expenses	243	219
Total expenses	8,649	2,970
Net investment income	6,528	5,090

Net realized losses on investments	(1,867)	(13)
Net change in unrealized appreciation (depreciation) of investments	9,039	(5,495)
Net increase (decrease) in members' capital	$13,700	$(418)
For the three months ended March 31, 2023 and March 31, 2022, the Company earned approximately $4,462 and $4,638, respectively, of dividend income related to SLP III, which is included in dividend income. As of March 31, 2023 and December 31, 2022, approximately $4,462 and $4,550, respectively, of dividend income related to SLP III was included in interest and dividend receivable.
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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2023, the Company and SkyKnight Alpha have transferred and contributed $112,400 and $30,600, respectively, of their membership interests in SLP I and SLP II to SLP IV. The Company’s investment in SLP IV is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2023 and December 31, 2022.
On May 5, 2021, SLP IV entered into a $370,000 revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026. As of the most recent amendment on April 28, 2023, the facility bears interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of March 31, 2023 and December 31, 2022, SLP IV had total investments with an aggregate fair value of approximately $477,724 and $473,762, respectively, and debt outstanding under its credit facility of $355,937 and $365,537, respectively. As of March 31, 2023 and December 31, 2022, none of SLP IV’s investments were on non-accrual. Additionally, as of March 31, 2023 and December 31, 2022, SLP IV had unfunded commitments in the form of delayed draws of $967 and $1,973, respectively.
Below is a summary of SLP IV's consolidated portfolio, along with a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
First lien investments (1)	$509,213	$510,372
Weighted average interest rate on first lien investments (2)	9.13%	8.54%
Number of portfolio companies in SLP IV	75	74
Largest portfolio company investment (1)	$21,924	$21,982
Total of five largest portfolio company investments (1)	$93,539	$93,734

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2023:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
ADG, LLC	Healthcare	L(Q)	4.75% + 0.50% PIK	10.56%	09/2023	$16,343	$16,329	$15,205
ADMI Corp. (aka Aspen Dental)	Healthcare	L(M)	3.75%	8.59%	12/2027	1,847	1,840	1,719
Advisor Group Holdings, Inc.	Financial Services	L(M)	4.50%	9.34%	07/2026	11,548	11,487	11,399
Aretec Group, Inc. (fka RCS Capital Corporation)	Financial Services	SOFR(Q)	4.50%	9.41%	03/2030	3,808	3,732	3,732
Artera Services, LLC	Distribution & Logistics	L(Q)	3.50%	8.66%	03/2025	5,262	5,240	4,481
athenahealth Group Inc.	Healthcare	SOFR(M)	3.50%	8.26%	02/2029	2,391	2,381	2,230
Barracuda Parent, LLC	Software	SOFR(Q)	4.50%	9.18%	08/2029	4,988	4,848	4,798
Bayou Intermediate II, LLC	Healthcare	L(Q)	4.50%	9.30%	08/2028	9,008	8,962	8,648
Bella Holding Company, LLC	Healthcare	SOFR(M)	3.75%	8.66%	05/2028	1,747	1,741	1,692
Bleriot US Bidco Inc.	Federal Services	L(Q)	4.00%	9.16%	10/2026	3,930	3,930	3,937
Bracket Intermediate Holding Corp.	Healthcare	L(Q)	4.25%	9.04%	09/2025	4,416	4,407	4,358
Brave Parent Holdings, Inc.	Software	L(M)	4.00%	8.84%	04/2025	2,339	2,336	2,294
Brown Group Holding, LLC	Distribution & Logistics	SOFR(Q)	3.75%	8.46%	07/2029	5,410	5,283	5,420
CE Intermediate I, LLC	Software	L(Q)	4.00%	8.86%	11/2028	8,157	8,108	7,810
CentralSquare Technologies, LLC	Software	L(Q)	3.75%	8.91%	08/2025	14,363	14,349	12,668
CHA Holdings, Inc.	Business Services	L(Q)	4.50%	9.66%	04/2025	1,979	1,975	1,979
CHA Holdings, Inc.	Business Services	L(Q)	4.50%	9.66%	04/2025	10,777	10,762	10,777
Confluent Health, LLC	Healthcare	L(M)	4.00%	8.84%	11/2028	9,752	9,709	7,972
Confluent Medical Technologies, Inc.	Healthcare	SOFR(Q)	3.75%	8.65%	02/2029	6,930	6,900	6,722
Convey Health Solutions, Inc.	Healthcare	SOFR(Q)	5.25%	10.25%	09/2026	4,975	4,841	4,975
Cornerstone OnDemand, Inc.	Software	L(M)	3.75%	8.59%	10/2028	3,214	3,201	2,977
CVET Midco 2, L.P.	Software	SOFR(Q)	5.00%	9.90%	10/2029	2,687	2,533	2,525
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)	4.50%	9.31%	12/2027	10,639	10,614	10,590
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)	4.38%	8.96%	10/2029	5,387	4,975	5,101
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)	4.25%	9.30%	03/2028	9,850	9,748	8,926
EAB Global, Inc.	Education	L(M)	3.50%	8.34%	08/2028	6,405	6,380	6,263
Eisner Advisory Group LLC	Financial Services	SOFR(M)	5.25%	10.17%	07/2028	1,702	1,635	1,704
Emerald 2 Limited	Business Services	L(Q)	3.25%	8.41%	07/2028	439	439	437
Energize Holdco LLC	Business Services	L(M)	3.75%	8.59%	12/2028	8,978	8,940	8,731
Enverus Holdings, Inc. (fka Drilling Info Holdings, Inc.)	Business Services	L(M)	4.25%	9.09%	07/2025	20,235	20,202	19,426
eResearchTechnology, Inc.	Healthcare	L(M)	4.50%	9.34%	02/2027	4,373	4,347	4,125
EyeCare Partners, LLC	Healthcare	L(M)	3.75%	8.59%	11/2028	9,900	9,879	8,087
Foundational Education Group, Inc.	Education	SOFR(Q)	3.75%	8.91%	08/2028	6,419	6,367	6,059
Geo Parent Corporation	Business Services	SOFR(S)	5.25%	10.17%	12/2025	9,684	9,490	9,443
Greenway Health, LLC (fka Vitera Healthcare Solutions, LLC)	Healthcare	L(S)	3.75%	8.96%	02/2024	20,674	20,659	15,299
Heartland Dental, LLC	Healthcare	L(M)	3.75%	8.59%	04/2025	3,526	3,520	3,304
Heartland Dental, LLC	Healthcare	L(M)	4.00%	8.84%	04/2025	6,190	6,172	5,854
Help/Systems Holdings, Inc.	Software	SOFR(Q)	4.00%	8.78%	11/2026	9,783	9,758	8,753
Houghton Mifflin Harcourt Company	Education	SOFR(M)	5.25%	10.16%	04/2029	4,851	4,680	4,361
Hunter Holdco 3 Limited	Healthcare	L(Q)	4.25%	9.41%	08/2028	3,949	3,917	3,885
Idera, Inc.	Software	L(Q)	3.75%	8.51%	03/2028	9,201	9,141	8,798
Kestra Advisor Services Holdings A, Inc.	Financial Services	SOFR(Q)	4.25%	9.25%	06/2026	5,416	5,377	5,321
LSCS Holdings, Inc.	Healthcare	L(M)	4.50%	9.34%	12/2028	8,648	8,613	8,302
Mamba Purchaser, Inc.	Healthcare	L(M)	3.50%	8.34%	10/2028	1,144	1,139	1,131
Mandolin Technology Intermediate Holdings, Inc.	Software	L(Q)	3.75%	8.58%	07/2028	9,875	9,836	9,110
Maverick Bidco Inc.	Software	SOFR(Q)	5.00%	9.79%	05/2028	2,000	1,908	1,908
Maverick Bidco Inc.	Software	L(Q)	3.75%	8.58%	05/2028	7,901	7,870	7,538

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Mavis Tire Express Services Topco Corp.	Retail	SOFR(M)	4.00%	8.92%	05/2028	$8,326	$8,295	$8,185
Mercury Borrower, Inc.	Business Services	L(M)	3.50%	8.38%	08/2028	6,172	6,147	6,010
MH Sub I, LLC (Micro Holding Corp.)	Software	L(M)	3.75%	8.59%	09/2024	7,798	7,787	7,685
National Intergovernmental Purchasing Alliance Company	Business Services	SOFR(Q)	3.50%	8.40%	05/2025	376	375	372
Netsmart, Inc.	Healthcare	L(M)	4.00%	8.84%	10/2027	6,877	6,877	6,802
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.06%	03/2028	3,265	2,905	2,881
Nielsen Consumer Inc.	Business Services	SOFR(M)	6.25%	11.06%	03/2028	6,735	5,995	5,944
OEConnection LLC	Software	SOFR(M)	4.00%	8.91%	09/2026	4,070	4,047	4,006
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)	3.75%	8.43%	02/2029	1,329	1,326	1,306
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	Consumer Services	L(M)	3.50%	8.34%	02/2025	7,955	7,943	7,731
Physician Partners, LLC	Healthcare	SOFR(Q)	4.00%	9.05%	12/2028	3,222	3,194	3,033
Premise Health Holding Corp.	Healthcare	L(Q)	3.75%	8.91%	07/2025	1,941	1,937	1,863
Project Boost Purchaser, LLC	Business Services	L(M)	3.50%	8.34%	05/2026	2,456	2,452	2,422
RealPage, Inc.	Software	L(M)	3.00%	7.84%	04/2028	3,619	3,609	3,519
Renaissance Holding Corp.	Education	SOFR(M)	4.75%	9.58%	04/2030	5,114	4,960	4,970
Sierra Enterprises, LLC	Food & Beverage	SOFR(Q)	6.75%	11.43%	05/2027	4,247	4,239	2,955
Snap One Holdings Corp.	Distribution & Logistics	L(Q)	4.50%	9.66%	12/2028	8,563	8,490	7,878
Sovos Brands Intermediate, Inc.	Food & Beverage	L(Q)	3.50%	8.33%	06/2028	6,474	6,462	6,367
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)	7.25%	12.02%	07/2026	2,289	2,203	2,197
Storable, Inc.	Software	SOFR(M)	3.50%	8.30%	04/2028	3,950	3,931	3,825
Symplr Software, Inc.	Healthcare	SOFR(Q)	4.50%	9.28%	12/2027	3,755	3,747	3,361
Syndigo LLC	Software	L(M)	4.50%	9.28%	12/2027	9,735	9,720	9,206
Therapy Brands Holdings LLC	Software	L(M)	4.00%	8.78%	05/2028	6,015	5,990	5,654
Thermostat Purchaser III, Inc.	Business Services	L(Q)	4.50%	9.45%	08/2028	4,277	4,260	4,106
USIC Holdings, Inc.	Business Services	L(M)	3.50%	8.34%	05/2028	3,791	3,779	3,684
Valcour Packaging, LLC	Packaging	L(S)	3.75%	7.98%	10/2028	3,268	3,260	2,718
VT Topco, Inc.	Business Services	L(M)	3.75%	8.59%	08/2025	247	245	244
VT Topco, Inc.	Business Services	L(M)	3.75%	8.59%	08/2025	8,663	8,637	8,569
WatchGuard Technologies, Inc.	Software	SOFR(S)	5.25%	10.11%	07/2029	4,070	3,821	3,867
Wrench Group LLC	Consumer Services	L(Q)	4.00%	9.16%	04/2026	9,444	9,400	9,291
YI, LLC	Healthcare	L(M)	4.00%	8.84%	11/2024	21,924	21,917	21,193
Zest Acquisition Corp.	Healthcare	SOFR(M)	5.50%	10.22%	02/2028	3,165	3,037	3,067
Zone Climate Services, Inc.	Business Services	SOFR(Q)	4.75%	9.54%	03/2028	9,899	9,732	9,901
Zone Climate Services, Inc.	Business Services	SOFR(Q)	4.75%	9.54%	03/2028	2,175	2,140	2,185
Total Funded Investments						$508,246	$503,359	$477,771
Unfunded Investments - First lien
athenahealth Group Inc.	Healthcare				01/2024	$294	$—	$(20)
Thermostat Purchaser III, Inc.	Business Services				08/2023	669	—	(27)
VT Topco, Inc.	Business Services				08/2023	4	—	—
Total Unfunded Investments						967	—	(47)
Total Investments						$509,213	$503,359	$477,724

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR), and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2023.
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

(1)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the LIBOR (L), the Prime Rate (P), Secured Overnight Financing Rate (SOFR) and the alternative base rate (Base). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2022.
(2)Represents the fair value in accordance with ASC 820. The Company's board of directors does not determine the fair value of the investments held by SLP IV.

Below is certain summarized consolidated financial information for SLP IV as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and March 31, 2022:

Selected Consolidated Balance Sheet Information:	March 31, 2023	December 31, 2022
Investments at fair value (cost of $503,359 and $504,875, respectively)	$477,724	$473,762
Receivable from unsettled securities sold	7,525	—
Cash and other assets	14,645	12,853
Total assets	$499,894	$486,615

Credit facility	$355,937	$365,537
Deferred financing costs (net of accumulated amortization of $1,145 and $997, respectively)	(1,860)	(2,008)
Payable for unsettled securities purchased	4,558	—
Distribution payable	17,592	4,648
Other liabilities	6,051	5,410
Total liabilities	382,278	373,587

Members' capital	$117,616	$113,028
Total liabilities and members' capital	$499,894	$486,615

Selected Consolidated Statement of Operations Information:	Three Months Ended
	March 31, 2023	March 31, 2022
Interest income	$11,258	$5,936
Other income	116	103
Total investment income	11,374	6,039

Interest and other financing expenses	5,832	1,803
Other expenses	205	221
Total expenses	6,037	2,024
Net investment income	5,337	4,015

Net realized losses on investments	(1,669)	(2)
Net change in unrealized appreciation (depreciation) of investments	5,478	(3,710)
Net increase in members' capital	$9,146	$303

For the three months ended March 31, 2023 and March 31, 2022, the Company earned approximately $3,583 and $3,372, respectively, of dividend income related to SLP IV, which is included in dividend income. As of March 31, 2023 and December 31, 2022, approximately $3,583 and $3,653, respectively, of dividend income related to SLP IV was included in interest and dividend receivable.
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

Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 10-01(b)(1), the Company evaluates its unconsolidated controlled portfolio companies to determine if any are as “significant subsidiaries.” This determination is made based upon an analysis performed under Rules 3-09 and 4-08(g) of Regulation S-X, pursuant to which the Company must determine if any of its portfolio companies are considered a “significant subsidiary" as defined by Rule 1-02(w) of Regulation S-X under this rule. As of March 31, 2023, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary."
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
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of March 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,798,746	$—	$—	$1,798,746
Second lien	562,413	—	82,015	480,398
Subordinated	78,282	—	3,934	74,348
Equity and other	830,885	—	—	830,885
Total investments	$3,270,326	$—	$85,949	$3,184,377
The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,753,967	$—	$—	$1,753,967
Second lien	561,207	—	81,139	480,068
Subordinated	76,659	—	3,817	72,842
Equity and other	829,414	—	—	829,414
Total investments	$3,221,247	$—	$84,956	$3,136,291
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$3,136,291	$1,753,967	$480,068	$72,842	$829,414
Total gains or losses included in earnings:
Net realized gains (losses) on investments	708	(13,956)	(4,711)	—	19,375
Net change in unrealized appreciation (depreciation)	7,083	12,093	4,096	(263)	(8,843)
Purchases, including capitalized PIK and revolver fundings(1)	130,933	117,905	945	1,769	10,314
Proceeds from sales and paydowns of investments(1)	(90,638)	(71,263)	—	—	(19,375)
Fair Value, March 31, 2023	$3,184,377	$1,798,746	$480,398	$74,348	$830,885
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(6,956)	$(2,055)	$4,096	$(156)	$(8,841)

(1)Includes non-cash reorganizations and restructurings.

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2023 and March 31, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2023 were as follows:

				Range
Type	Fair Value as of March 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,739,314	Market & income approach	EBITDA multiple	4.0x	37.8x	15.3x
			Revenue multiple	4.5x	18.0x	9.0x
			Discount rate	8.0%	32.8%	10.9%
	59,432	Other	N/A(2)	N/A	N/A	N/A
Second lien	472,731	Market & income approach	EBITDA multiple	7.5x	22.0x	14.7x
			Discount rate	10.7%	21.7%	13.0%
	7,667	Other	N/A(2)	N/A	N/A	N/A
Subordinated	74,348	Market & income approach	EBITDA multiple	9.0x	24.5x	16.0x
			Discount rate	13.1%	31.7%	18.1%
Equity and other	810,242	Market & income approach	EBITDA multiple	6.0x	26.5x	12.4x
			Revenue multiple	4.5x	18.0x	7.1x
			Discount rate	6.4%	46.9%	12.6%
	20,643	Other	N/A(2)	N/A	N/A	N/A
	$3,184,377

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2022 were as follows:

				Range
Type	Fair Value as of December 31, 2022	Approach	Unobservable Input	Low	High	Weighted Average(1)
First lien	$1,663,116	Market & income approach	EBITDA multiple	4.8x	38.0x	15.3x
			Revenue multiple	5.0x	19.5x	9.5x
			Discount rate	8.3%	29.4%	11.1%
	90,851	Other	N/A(2)	N/A	N/A	N/A
Second lien	471,350	Market & income approach	EBITDA multiple	8.2x	32.0x	15.2x
			Discount rate	11.2%	47.1%	13.7%
	8,718	Other	N/A(2)	N/A	N/A	N/A
Subordinated	72,842	Market & income approach	EBITDA multiple	8.0x	23.5x	16.3x
			Discount rate	13.5%	29.7%	17.0%
Equity and other	793,468	Market & income approach	EBITDA multiple	4.8x	26.5x	13.0x
			Revenue multiple	10.5x	19.5x	14.6x
			Discount rate	6.4%	44.0%	13.0%
	35,946	Other	N/A(2)	N/A	N/A	N/A
	$3,136,291

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The carrying value of the collateralized agreement approximates fair value as of March 31, 2023 and is considered Level III. The fair value of other financial assets and liabilities approximates their carrying value based on the short-term nature of these items.
The Holdings Credit Facility, NMFC Credit Facility, DB Credit Facility, SBA-guaranteed debentures, Unsecured Notes and NMNLC Credit Facility II are considered Level III. The fair value of the 2018 Convertible Notes and 2022 Convertible Notes (the "Convertible Notes") were based on quoted prices and are considered Level II. See Note 7. Borrowings, for details.
The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings or market quotes, if available.

	As of
	March 31, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Holdings Credit Facility	$614,663	$601,760	$618,963	$604,971
Unsecured Notes	441,500	415,130	531,500	499,551
SBA-guaranteed debentures	300,000	264,070	300,000	250,442
Convertible Notes	376,816	379,911	316,816	317,071
DB Credit Facility	186,400	183,970	186,400	183,734
NMFC Credit Facility (1)	87,949	86,618	40,359	39,699
NMNLC Credit Facility II	3,120	3,128	3,785	3,775
Total Borrowings	$2,010,448	$1,934,587	$1,997,823	$1,899,243

(1)     As of March 31, 2023, the principal amount of the NMFC Credit Facility was $87,949, which includes £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of March 31, 2023, the fair value of the NMFC Credit Facility was $86,618, which included £22,504 denominated in GBP and €689 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the principal amount of the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2022, the fair value of the NMFC Credit Facility was $39,699, which included £22,476 denominated in GBP and €689 denominated in EUR that has been converted to U.S. dollars.
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and public health conditions, may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
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
Effective as of and for the quarter ended March 31, 2021 through the quarter ending December 31, 2023, the Investment Adviser entered into a fee waiver agreement (the "Fee Waiver Agreement") pursuant to which the Investment Adviser will waive base management fees in order to reach a target base management fee of 1.25% on gross assets (the “Reduced Base Management Fee”). The Investment Adviser cannot recoup management fees that the Investment Adviser has previously waived. For the three months ended March 31, 2023 and March 31, 2022, management fees waived were approximately $1,063 and $1,092, respectively.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred stock (of which there were none as of March 31, 2023), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Management fee	$11,638	$11,553
Less: management fee waiver	(1,063)	(1,092)
Total management fee	10,575	10,461
Incentive fee, excluding accrued capital gains incentive fees	$9,597	$7,477
Accrued capital gains incentive fees(1)	$—	$—

(1)As of March 31, 2023 and March 31, 2022, no actual capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the board of directors on January 24, 2023 for a period of 12 months commencing on March 1, 2023. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the SEC, generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Company in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2023 and March 31, 2022, approximately $595 and $791, respectively, of indirect administrative expenses were included in administrative expenses of which $0 and $238, respectively, were waived by the Administrator. As of March 31, 2023 and December 31, 2022, approximately $595 and $605, respectively, of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2023 and March 31, 2022, the reimbursement to the Administrator represented approximately 0.02% and 0.02%, respectively, of the Company's gross assets.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order (as defined below) on May 24, 2022, as amended on June 22, 2022.
On August 30, 2022, the Company received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
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
Note 7. Borrowings
On June 8, 2018 the Company's shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to the Company as of June 9, 2018 (which means the Company can borrow $2 for every $1 of its equity). As a result of the Company's exemptive relief received on November 5, 2014, the Company is permitted to exclude its SBA-guaranteed debentures from the 150.0% asset coverage ratio that the Company is required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes (as defined below) and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that the Company not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that the Company not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2023, the Company’s asset coverage ratio was 177.6%.
Holdings Credit Facility—On October 24, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (as amended from time to time, the "Loan and Security Agreement") among the Company, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (the "Holdings Credit Facility"). As of the amendment on April 20, 2021, the maturity date of the Holdings Credit Facility is April 20, 2026, and the maximum facility amount is the lesser of $800,000 and the actual commitments of the lenders to make advances as of such date.
As of March 31, 2023, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730,000. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit

Facility is non-recourse to the Company and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on April 28, 2023, the Holdings Credit Facility bears interest at a rate of SOFR plus 1.70% for Broadly Syndicated Loans (as defined in the Seventh Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From April 20, 2021 to April 27, 2023, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Holdings Credit Facility for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$10,287	$2,934
Non-usage fee	$118	$222
Amortization of financing costs	$464	$789
Weighted average interest rate	6.6%	2.2%
Effective interest rate	7.0%	2.9%
Average debt outstanding	$634,146	$550,063
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Holdings Credit Facility was $614,663 and $618,963, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
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
As of March 31, 2023, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198,500. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMFC Credit Facility for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$1,617	$871
Non-usage fee	$92	$43
Amortization of financing costs	$53	$62
Weighted average interest rate	6.5%	2.3%
Effective interest rate	7.1%	2.6%
Average debt outstanding	$101,025	$152,570
As of March 31, 2023, the outstanding balance on the NMFC Credit Facility was $87,949, which included £22,850 denominated in British Pound Sterling ("GBP") and €700 denominated in Euro ("EUR") that have been converted to U.S. dollars. As of December 31, 2022, the outstanding balance on the NMFC Credit Facility was $40,359, which included £22,850 denominated in GBP and €700 denominated in EUR that have been converted to U.S. dollars.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement (the "Uncommitted Revolving Loan Agreement"), dated March 30, 2020, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on December 17, 2021, the maturity date of the Unsecured Management Company Revolver is December 31, 2024.
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. On May 4, 2020, the Company entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30,000 to $50,000. As of March 31, 2023, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three months ended March 31, 2023 and March 31, 2022, amortization of financing costs were $1 and $3, respectively.
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
As of March 31, 2023, the maximum amount of revolving borrowings available under the DB Credit Facility was $280,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to the Company and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on the Company's Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the DB Credit Facility for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense(1)	$3,486	$1,766
Non-usage fee(1)	$102	$53
Amortization of financing costs	$267	$267
Weighted average interest rate	7.6%	3.0%
Effective interest rate	8.4%	3.6%
Average debt outstanding	$186,400	$237,267

(1)Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the DB Credit Facility and non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the DB Credit Facility.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the DB Credit Facility was $186,400 and $186,400, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such dates.
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
From December 7, 2021 through November 1, 2022, the NMNLC Credit Facility II bore interest at a rate of the SOFR plus 2.75% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.25%.
Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20,000. As of the March 16, 2022 amendment and effective May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10,000. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available to all borrowers under the NMNLC Credit Facility II is $27,500, of which $25,675 is outstanding as of March 31, 2023.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NMNLC Credit Facillity II for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$53	$118
Non-usage fee	$—	$1
Amortization of financing costs	$23	$27
Weighted average interest rate	7.2%	3.1%
Effective interest rate	10.4%	3.9%
Average debt outstanding	$2,973	$15,200
As of March 31, 2023 and December 31, 2022, the outstanding balance on the NMNLC Credit Facility II was $3,120 and $3,785, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
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
2022 Convertible Notes—On November 2, 2022, the Company closed a private offering of $200,000 aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a third supplemental indenture thereto, dated November 2, 2022 (together the “2018C Indenture”). On March 14, 2023, the Company issued an additional $60,000 aggregate principal amount of the 2022 Convertible Notes. These additional 2022 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $200,000 aggregate principal amount of 2022 Convertible Notes that the Company issued in November 2022.
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

The following table summarizes certain key terms related to the convertible features of the Company’s 2018 Convertible Notes and the 2022 Convertible Notes (together, the "Convertible Notes") as of March 31, 2023:

	2018 Convertible Notes	2022 Convertible Notes
Initial conversion premium(1)	10.0%	14.7%
Initial conversion rate(2)	65.8762	70.4225
Initial conversion price	$15.18	$14.20
Conversion premium at March 31, 2023	10.0%	14.7%
Conversion rate at March 31, 2023(1)(2)	65.8762	70.6582
Conversion price at March 31, 2023(2)(3)	$15.18	$14.15
Last conversion price calculation date	August 20, 2022	March 17, 2023

(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at March 31, 2023 on the 2018 Convertible Notes was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary. The conversion price in effect at March 31, 2023 on the 2022 Convertible Notes was calculated on March 17, 2023.
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
The following table summarizes the interest expense, amortization of financing costs and amortization of premium incurred on the Convertible Notes for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$5,642	$2,893
Amortization of financing costs	$374	$97
Amortization of premium	$(18)	$(26)
Weighted average interest rate	6.9%	5.8%
Effective interest rate	7.3%	5.9%
Average debt outstanding	$328,816	$201,250
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Convertible Notes was $376,816 and $316,816, respectively. NMFC was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such date.
Unsecured Notes— On June 30, 2017, the Company issued $55,000 in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to the NPA and a supplement to the NPA. On July 15, 2022, the Company caused notices to be issued to holders of the Company's 2017A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $55,000 in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, the Company issued

$90,000 in aggregate principal amount of five year unsecured notes that matured on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On January 30, 2023, the Company caused notices to be issued to holders of the Company's 2018A Unsecured Notes regarding the exercise of the Company's option to repay all of the Company's $90,000 in aggregate principal amount of issued and outstanding 2018A Unsecured Notes, which was repaid on January 27, 2023. On July 5, 2018, the Company issued $50,000 in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, the Company issued $116,500 in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On January 29, 2021, the Company issued $200,000 in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, the Company issued $75,000 in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bore interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 14, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or the Company ceases to have an investment grade rating or (ii) the aggregate amount of the Company’s unsecured debt falls below $150,000. In each such event, the Company has the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, the Company is obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be the Company’s investment adviser or if certain change in control events occur with respect to the Investment Adviser.
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
The 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes and 2022A Unsecured Notes (together, the "Unsecured Notes") are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles.

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$5,667	$5,958
Amortization of financing costs	$209	$199
Weighted average interest rate	4.8%	4.7%
Effective interest rate	5.0%	4.8%
Average debt outstanding	$471,500	$511,500
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $441,500 and $531,500, respectively, and the Company was in compliance with the terms of the NPA as of such dates, as applicable.
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
As of March 31, 2023 and December 31, 2022, SBIC I had regulatory capital of $75,000 and $75,000, respectively, and SBA-guaranteed debentures outstanding of $150,000 and $150,000, respectively. As of March 31, 2023 and December 31, 2022, SBIC II had regulatory capital of $75,000 and $75,000, respectively, and $150,000 and $150,000, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.

The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2023:

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
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$1,998	$1,998
Amortization of financing costs	$247	$247
Weighted average interest rate	2.7%	2.7%
Effective interest rate	3.0%	3.0%
Average debt outstanding	$300,000	$300,000

The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in smaller businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to the Company. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2023 and December 31, 2022, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

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
Note 8. Regulation
The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. In order to continue to qualify and be subject to tax treatment as a RIC, among other things, the Company is generally required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 9. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2023, the Company had unfunded commitments on revolving credit facilities of $107,125, no outstanding bridge financing commitments and other future funding commitments of $109,064. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $100,315, no outstanding bridge financing commitments and other future funding commitments of $123,748. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Holdings Credit Facility, the DB Credit Facility, the NMFC Credit Facility, the Unsecured Management Company Revolver and the NMNLC Credit Facility II as of March 31, 2023 and December 31, 2022. See Note 7. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $4,858 and $45,634, respectively, which could require funding in the future.

Note 10. Net Assets
The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2023:

				Accumulated Overdistributed Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized	Net Unrealized Appreciation	Total Net Assets	Non- Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	(Losses) Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2022	100,937,026	$1,009	$1,305,945	$147,593	$(68,072)	$(72,002)	$1,314,473	$11,718	$1,326,191
Issuances of common stock	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(56)	—	—	—	(56)	—	(56)
Distributions declared	—	—	—	(32,300)	—	—	(32,300)	(153)	(32,453)
Net increase in net assets resulting from operations	—	—	—	38,113	677	5,783	44,573	239	44,812
Net assets at March 31, 2023	100,937,026	$1,009	$1,305,889	$153,406	$(67,395)	$(66,219)	$1,326,690	$11,804	$1,338,494
    The table below illustrates the effect of certain transactions on the net asset accounts of the Company during the three months ended March 31, 2022:

				Accumulated Undistributed (Overdistributed) Earnings
	Common Stock		Paid in Capital in Excess	Accumulated Net Investment	Accumulated Net Realized (Losses)	Net Unrealized Appreciation	Total Net Assets	Non-Controlling Interest in	Total
	Shares	Par Amount	of Par	Income	Gains	(Depreciation)	of NMFC	NMNLC	Net Assets
Net assets at December 31, 2021	97,907,441	$979	$1,272,796	$118,330	$(92,099)	$21,239	$1,321,245	$21,367	$1,342,612
Issuances of common stock	1,591,121	16	21,556	—	—	—	21,572	—	21,572
Offering costs	—	—	(52)	—	—	—	(52)	—	(52)
Distributions declared	—	—	—	(29,589)	—	—	(29,589)	(3,750)	(33,339)
Net increase (decrease) in net assets resulting from operations	—	—	—	29,573	17,596	(10,977)	36,192	855	37,047
Net assets at March 31, 2022	99,498,562	$995	$1,294,300	$118,314	$(74,503)	$10,262	$1,349,368	$18,472	$1,367,840
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
For the three months ended March 31, 2023, the Company did not sell any shares of common stock under the Distribution Agreement. For the three months ended March 31, 2022, the Company sold 1,511,836 shares of common stock under the Distribution Agreement. For the three months ended March 31, 2022, the Company received total accumulated net proceeds of approximately $20,474, including $295 of offering expenses, from these sales.
The Company generally uses net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2023, shares representing approximately $196,938 of its common stock remain available for issuance and sale under the Distribution Agreement.

Note 11. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in the Company’s net assets per share resulting from operations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Earnings per share—basic
Numerator for basic earnings per share:	$44,573	$36,192
Denominator for basic weighted average share:	100,937,026	98,413,476
Basic earnings per share:	$0.44	$0.37
Earnings per share—diluted(1)
Numerator for increase in net assets per share	$44,573	$36,192
Adjustment for interest on Convertible Notes and incentive fees, net	4,513	2,314
Numerator for diluted earnings per share:	$49,086	$38,506
Denominator for basic weighted average share	100,937,026	98,413,476
Adjustment for dilutive effect of Convertible Notes	22,654,406	13,257,586
Denominator for diluted weighted average share	123,591,432	111,671,062
Diluted earnings per share:	$0.40	$0.34

(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2023 and March 31, 2022, there was no anti-dilution.

Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Per share data(1):
Net asset value, January 1, 2023 and January 1, 2022, respectively	$13.02	$13.49
Net investment income	0.38	0.30
Net realized and unrealized gains	0.06	0.07
Total net increase	0.44	0.37
Distributions declared to stockholders from net investment income	(0.32)	(0.30)
Net asset value, March 31, 2023 and March 31, 2022, respectively	$13.14	$13.56
Per share market value, March 31, 2023 and March 31, 2022, respectively	$12.17	$13.85
Total return based on market value(2)	0.94%	3.28%
Total return based on net asset value(3)	3.39%	2.76%
Shares outstanding at end of period	100,937,026	99,498,562
Average weighted shares outstanding for the period	100,937,026	98,413,476
Average net assets for the period	$1,314,609	$1,321,557
Ratio to average net assets(4):
Net investment income	11.76%	9.08%
Total expenses, before waivers/reimbursements	16.85%	12.38%
Total expenses, net of waivers/reimbursements	16.52%	11.98%
Average debt outstanding—Holdings Credit Facility	$634,146	$550,063
Average debt outstanding—Unsecured Notes	471,500	511,500
Average debt outstanding—SBA-guaranteed debentures	300,000	300,000
Average debt outstanding—DB Credit Facility	186,400	237,267
Average debt outstanding—Convertible Notes	328,816	201,250
Average debt outstanding—NMFC Credit Facility(5)	101,025	152,570
Average debt outstanding—NMNLC Credit Facility II	2,973	15,200
Asset coverage ratio(6)	177.55%	181.26%
Portfolio turnover	2.10%	2.94%

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
(4)Interim periods are annualized.
(5)Under the NMFC Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2023 and March 31, 2022, the Company had borrowings denominated in GBP of £22,850 and £17,400, respectively, and borrowings denominated in EUR of €700 and €0, respectively, that have been converted to U.S. dollars.
(6)On November 5, 2014, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 14. Subsequent Events
On April 25, 2023, the Company’s board of directors declared a regular second quarter 2023 distribution of $0.32 per share and a supplemental distribution related to Q1 earnings of $0.03 per share, each payable on June 30, 2023 to holders of record as of June 16, 2023.
On April 25, 2023, Alice W. Handy notified the Company's board of directors that she was resigning as a director, effective immediately. In submitting her resignation, Ms. Handy did not express any disagreement on any matter relating to the Company's operations, policies or practices. The Nominating and Corporate Governance Committee of the board of directors has been actively searching for Ms. Handy’s successor in accordance with its policies and procedures, and expects to appoint a new director in the near future.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Finance Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Finance Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of March 31, 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of December 31, 2022, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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
May 8, 2023

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
•the general economy, including interest and inflation rates, on the industries in which we invest;
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
•our future operating results, our business prospects, the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor.; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
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
Overview
We are a Delaware corporation that was originally incorporated on June 29, 2010 and completed our initial public offering ("IPO") on May 19, 2011. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Since our IPO, and through March 31, 2023, we raised approximately $945.6 million in net proceeds from additional offerings of our common stock.
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
Our investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, primarily consisting of senior secured loans, and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. The first lien debt may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. In some cases, our investments may also include equity interests.
Our primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Similar to us, SBIC I's and SBIC II's investment objectives are to generate current income and capital appreciation under our investment criteria. However, SBIC I's and SBIC II's investments must be in SBA-eligible small businesses. Our portfolio may be concentrated in a limited number of industries. As of March 31, 2023, our top five industry concentrations were software, business services, healthcare, investment funds (which includes our investments in our joint ventures) and education.
As of March 31, 2023, our net asset value was approximately $1,326.7 million and our portfolio had a fair value, as determined in good faith by the board of directors, of approximately $3,270.3 million in 111 portfolio companies, with a weighted average yield to maturity at cost for income producing investments ("YTM at Cost") of approximately 10.9% and a weighted average yield to maturity at cost for all investments ("YTM at Cost for Investments") of approximately 9.8%. The YTM at Cost calculation assumes that all investments, including secured collateralized agreements, not on non-accrual are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. The YTM at Cost for Investments calculation assumes that all investments, including secured collateralized agreements, are purchased at cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. YTM at Cost and YTM at Cost for Investments calculations exclude the impact of existing leverage. YTM at Cost and YTM at Cost for Investments use the London Interbank Offered Rate ("LIBOR"), Sterling Overnight Interbank Average Rate ("SONIA"), Secured Overnight Financing Rate ("SOFR") and Euro Interbank Offered Rate ("EURIBOR") curves at each quarter's end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR, SONIA, SOFR and EURIBOR contracts by the individual companies in our portfolio or other factors.
Recent Developments
On April 25, 2023, our board of directors declared a second quarter 2023 distribution of $0.32 per share and a supplemental distribution related to Q1 earnings of $0.03 per share, each payable on June 30, 2023 to holders of record as of June 16, 2023.

On April 25, 2023, Alice W. Handy notified our board of directors that she was resigning as a director, effective immediately. In submitting her resignation, Ms. Handy did not express any disagreement on any matter relating to our operations, policies or practices. The Nominating and Corporate Governance Committee of our board of directors has been actively searching for Ms. Handy’s successor in accordance with its policies and procedures, and expects to appoint a new director in the near future.
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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2023.

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
See Item 1.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2023.
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
SLP III is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP III to call down on capital commitments requires approval by the board of managers of SLP III. As of March 31, 2023, we and SkyKnight II have committed and contributed

$140.0 million and $35.0 million, respectively, of equity to SLP III. Our investment in SLP III is disclosed on our Consolidated Schedule of Investments as of March 31, 2023 and December 31, 2022.
On May 2, 2018, SLP III entered into its revolving credit facility with Citibank, N.A., which matures on January 8, 2026. Effective July 8, 2021, the reinvestment period was extended to July 8, 2024. As of the most recent amendment on July 8, 2021, during the reinvestment period the credit facility bears interest at a rate of LIBOR plus 1.60% and after the reinvestment period it will bear interest at a rate of LIBOR plus 1.90%. Effective November 23, 2020, SLP III's revolving credit facility has a maximum borrowing capacity of $525.0 million. As of March 31, 2023 and December 31, 2022, SLP III had total investments with an aggregate fair value of approximately $651.1 million and $639.3 million, respectively, and debt outstanding under its credit facility of $498.0 million and $512.1 million, respectively. As of March 31, 2023 and December 31, 2022, none of SLP III's investments were on non-accrual. Additionally, as of March 31, 2023 and December 31, 2022, SLP III had unfunded commitments in the form of delayed draws of $2.0 million and $2.9 million, respectively.
Below is a summary of SLP III's portfolio as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
First lien investments (1)	$694,046	$690,017
Weighted average interest rate on first lien investments (2)	9.09%	8.51%
Number of portfolio companies in SLP III	86	83
Largest portfolio company investment (1)	$18,149	$18,197
Total of five largest portfolio company investments (1)	$85,727	$85,948

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP III's portfolio as of March 31, 2023 and December 31, 2022 and additional information on certain summarized financial information for SLP III as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and March 31, 2022.

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
SLP IV is capitalized with equity contributions which were transferred and contributed from its members. As of March 31, 2023, we and SkyKnight Alpha have transferred and contributed $112.4 million and $30.6 million, respectively, of their membership interests in SLP I and SLP II to SLP IV. Our investment in SLP IV is disclosed on our Consolidated Schedule of Investments as of March 31, 2023 and December 31, 2022.
On May 5, 2021, SLP IV entered into a $370.0 million revolving credit facility with Wells Fargo Bank, National Association which matures on May 5, 2026. As of the most recent amendment on April 28, 2023, the facility bears interest at a rate of SOFR plus 1.70%. Prior to the amendment on April 28, 2023, the facility bore interest at a rate of LIBOR plus 1.60% per annum. As of March 31, 2023 and December 31, 2022, SLP IV had total investments with an aggregate fair value of approximately $477.7 million and $473.8 million, respectively, and debt outstanding under its credit facility of $355.9 million and $365.5 million, respectively. As of March 31, 2023 and December 31, 2022, none of SLP IV’s investments were on non-accrual. Additionally, as of March 31, 2023 and December 31, 2022, SLP IV had unfunded commitments in the form of delayed draws of $1.0 million and $2.0 million, respectively.

Below is a summary of SLP IV's consolidated portfolio as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
First lien investments (1)	$509,213	$510,372
Weighted average interest rate on first lien investments (2)	9.13%	8.54%
Number of portfolio companies in SLP IV	75	74
Largest portfolio company investment (1)	$21,924	$21,982
Total of five largest portfolio company investments (1)	$93,539	$93,734

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements and Supplementary Data—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP IV's consolidated portfolio as of March 31, 2023 and December 31, 2022 and additional information on certain summarized financial information for SLP IV as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and March 31, 2022.

New Mountain Net Lease Corporation
NMNLC was formed to acquire commercial real estate properties that are subject to "triple net" leases. NMNLC's investments are disclosed on our Consolidated Schedule of Investments as of March 31, 2023.
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
Below is certain summarized property information for NMNLC as of March 31, 2023:

		Lease		Total	Fair Value as of
Portfolio Company	Tenant	Expiration Date	Location	Square Feet	March 31, 2023
				(in thousands)	(in thousands)
NM NL Holdings LP / NM GP Holdco LLC	Various	Various	Various	Various	$95,605
NM CLFX LP	Victor Equipment Company	8/31/2033	TX	423	15,437
NM YI, LLC	Young Innovations, Inc.	10/31/2039	IL / MO	212	9,581
					$120,623
Collateralized agreements or repurchase financings
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing—Secured Borrowing and Collateral ("ASC 860") when accounting for transactions involving the purchases of securities under collateralized agreements to resell (resale agreements). These transactions are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts, as specified in the respective agreements. Interest on collateralized agreements is accrued and recognized over the life of the transaction and included in interest income. As of March 31, 2023 and December 31, 2022, we held one collateralized agreement to resell with a cost basis of $30.0 million and $30.0 million, respectively, and a fair value of $16.5 million and $16.5 million, respectively. The collateralized agreement to resell is on non-accrual. The collateralized agreement to resell is guaranteed by a private hedge fund, PPVA Fund, L.P. The private hedge fund is currently in liquidation under the laws of the Cayman Islands. Pursuant to the terms of the collateralized agreement, the private hedge fund was obligated to repurchase the collateral from us at the par value of the collateralized agreement. The private hedge fund has breached its agreement to repurchase the collateral under the collateralized agreement. The default by the private hedge fund did not release the collateral to us, therefore, we do not have full rights and title to the collateral. A claim has been filed with the Cayman Islands joint official liquidators to resolve this matter. The joint official liquidators have recognized our contractual rights under the collateralized agreement. We continue to exercise our rights under the collateralized agreement and continue to monitor the liquidation process of the private hedge fund. The fair value of the collateralized agreement to resell is reflective of the increased risk of the position.

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
On December 22, 2017, we settled the Trustee’s $20.5 million Claim for $16.0 million and filed a claim with the Cayman Islands joint official liquidators of the private hedge fund for $16.0 million that is owed to us under the SPP Agreement. The SPP Agreement was restored and is in effect since repayment has not been made. We continue to exercise our rights under the SPP Agreement and continue to monitor the liquidation process of the private hedge fund. During the year ended December 31, 2018, we received a $1.5 million payment from our insurance carrier in respect to the settlement. As of March 31, 2023 and December 31, 2022, the SPP Agreement has a cost basis of $14.5 million and $14.5 million, respectively, and a fair value of $8.0 million and $8.0 million, respectively, which is reflective of the higher inherent risk in this transaction.
Revenue Recognition
Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind (“PIK”) interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2023 and March 31, 2022, we recognized PIK and non-cash interest from investments of approximately $9.0 million and $8.5 million, respectively, and PIK and non-cash dividends from investments of approximately $6.5 million and $5.1 million, respectively.
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
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below).
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Rating of our portfolio companies as of March 31, 2023:

(in millions)	As of March 31, 2023
Risk Rating	Cost	Percent	Fair Value		Percent
Red	$62.3	1.9%	$17.6		0.5%
Orange	60.1	1.8%	41.0		1.3%
Yellow	187.7	5.6%	138.7		4.2%
Green	3,022.5	90.7%	3,089.6		94.0%
	$3,332.6	100.0%	$3,286.9	3286.9	100.0%
As of March 31, 2023, all investments in our portfolio had a Green Risk Rating with the exception of eight portfolio companies that had a Yellow Risk Rating, four portfolio companies that had an Orange Risk Rating and three portfolio companies that had a Red Risk Rating.
During the first quarter of 2023, we placed our second lien term loan in ADG, LLC ("ADG") on non-accrual status. As of March 31, 2023, our position in ADG on non-accrual status had an aggregate cost basis of $7.4 million, an aggregate fair value of $2.7 million and total unearned interest income of $0.3 million for the three months then ended. As of March 31, 2023, our ADG portfolio company has a Red Risk Rating.
During the third quarter of 2022, we placed our first lien term loan and first lien delayed draw term loan positions in Ansira Holdings, Inc. ("Ansira") on non-accrual status. As of March 31, 2023, our first lien positions in Ansira on non-accrual status had an aggregate cost basis of $41.3 million, an aggregate fair value of $9.2 million and total unearned interest income of $2.5 million for the three months then ended. As of March 31, 2023, our Ansira portfolio company has a Red Risk Rating.
As of March 31, 2023, our aggregate principal amount of our second lien term loan in Integro Parent Inc. ("Integro") was $12.0 million. During the second quarter of 2022, we placed an aggregate principal amount of $4.2 million of our second lien position on non-accrual status. As of March 31, 2023, our position in Integro on non-accrual status had an aggregate cost basis of $4.0 million, an aggregate fair value of $3.3 million and total unearned interest income of $0.2 million for the three months then ended. As of March 31, 2023, our Integro portfolio company has a Green Risk Rating.
During the second quarter of 2022, we placed our second lien positions in National HME, Inc. ("National HME") on non-accrual status. As of March 31, 2023, our second lien position in National HME had an aggregate cost basis of $7.9 million, an aggregate fair value of $5.0 million and total unearned interest income of $0.4 million for the three months then ended. During the fourth quarter of 2022, we reversed $11.2 million of previously recorded PIK interest in National HME and $1.5 million of previously recorded other income in NHME Holdings Corp. as we believe this PIK interest and other income will ultimately not be collectible. As of March 31, 2023, our National HME portfolio company has a Red Risk Rating.
As of March 31, 2023, our aggregate principal amount of our subordinated position and first lien term loans in American Achievement Corporation ("AAC") was $5.2 million and $30.8 million, respectively. During the first quarter of 2021, we placed an aggregate principal amount of $5.2 million of our subordinated position on non-accrual status. During the third quarter of 2021, we placed an aggregate principal amount of $13.2 million of our first lien term loans on non-accrual status. As of March 31, 2023, our positions in AAC on non-accrual status had an aggregate cost basis of $13.2 million, an aggregate fair value of $8.7 million and total unearned interest income of $0.5 million, for the three months then ended. As of March 31, 2023, our AAC portfolio company has an Orange Risk Rating.
During the third quarter of 2021, we placed our second lien position in Sierra Hamilton Holdings Corporation ("Sierra") on non-accrual status. As of March 31, 2023, our second lien position in Sierra had an aggregate cost basis of $0.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the three months then ended. As of March 31, 2023, our Sierra portfolio company has a Orange Risk Rating.
During the first quarter of 2020, we placed our investment in our junior preferred shares of UniTek Global Services, Inc. ("UniTek") on non-accrual status. As of March 31, 2023, our junior preferred shares of UniTek had an aggregate cost basis of $34.4 million, an aggregate fair value of $0.0 million and total unearned dividend income of $1.8 million for the three months then ended. During the third quarter of 2021, we placed an aggregate principal amount of $19.8 million of our investment in our senior preferred shares of UniTek on non-accrual status. As of March 31, 2023, our senior preferred shares of UniTek had an aggregate cost basis of $19.8 million, an aggregate fair value of approximately $10.1 million and total unearned dividend income of approximately $1.3 million, for the three months then ended. As of March 31, 2023, our UniTek portfolio company has a Green Risk Rating.
During the first quarter of 2018, we placed our first lien positions in Education Management II LLC on non-accrual status as the portfolio company announced its intention to wind down and liquidate the business. As of March 31, 2023, our Education Management Corporation had an aggregate cost basis of $1.0 million, an aggregate fair value of $0.0 million and total unearned interest income of $0.0 million for the three months then ended. As of March 31, 2023, our Education Management Corporation portfolio company has an Orange Risk Rating
During the year ended December 31, 2019, our security purchased under collateralized agreements to resell was placed on non-accrual. As of March 31, 2023, our investment in this security has a Yellow Risk Rating and has an aggregate cost basis of $30.0 million and an aggregate fair value of approximately $16.5 million.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $3,270.3 million in 111 portfolio companies at March 31, 2023 and approximately $3,221.2 million in 107 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
New investments in 25 and 24 portfolio companies, respectively	$94.2	$153.8
Debt repayments in existing portfolio companies	31.5	44.1
Sales of securities in 2 and 3 portfolio companies, respectively	36.2	49.2
Change in unrealized appreciation on 55 and 28 portfolio companies, respectively	45.3	29.7
Change in unrealized depreciation on 47 and 73 portfolio companies, respectively	(39.4)	(39.6)

Recent Accounting Standards Updates
See Item 1.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022
Revenue

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Total interest income	$71,234	$47,878
Total dividend income	17,543	16,772
Other income	3,176	4,313
Total investment income	$91,953	$68,963
Our total investment income increased by approximately $23.0 million, or 33%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, total investment income of approximately $92.0 million consisted of approximately $60.7 million in cash interest from investments, approximately $9.0 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.6 million, approximately $11.0 million in cash dividends from investments, approximately $6.5 million in PIK and non-cash dividends from investments and approximately $3.2 million in other income. The increase in interest income of approximately $23.4 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to a higher effective interest rate of our portfolio on larger invested balances. The increase in dividend income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by an increase in PIK dividends and PIK dividends related to new investments, partially offset by a decrease in cash dividends from our investment in NMNLC. Other income during the three months ended March 31, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 14 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Management fee	$11,638	$11,553
Less: management fee waiver	(1,063)	(1,092)
Total management fee	10,575	10,461
Incentive fee	9,597	7,477
Interest and other financing expenses	30,796	18,637
Administrative expenses	1,048	1,209
Professional fees	965	937
Other general and administrative expenses	488	477
Total expenses	53,469	39,198
Less: expenses waived and reimbursed	—	(238)
Net expenses before income taxes	53,469	38,960
Income tax expense	96	95
Net expenses after income taxes	$53,565	$39,055

Our total net operating expenses increased by approximately $14.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Our management fee, net of a management fee waiver, remained relatively flat and our incentive fee increased by approximately $2.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in incentive fees was attributable to higher invested balances.
Interest and other financing expenses increased by approximately $12.2 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to higher LIBOR rates on our floating rate borrowings, higher interest expense on our 2022A Unsecured Notes, issued in the second quarter of 2022, and higher interest expense on our 2022 Convertibles Notes, issued in the fourth quarter of 2022 with an upsize in the first quarter of 2023. Higher interest expense was partially offset by lower interest expense on our 2017A Unsecured Notes, which were fully repaid in the third quarter of 2022, lower interest expense on our 2018A Unsecured Notes, which were fully repaid in the first quarter of 2023 and lower interest expense on the 2018 Convertible Notes, which were partially repaid in the fourth quarter of 2022 as a result of our tender offer to purchase $84.4 million aggregate principal amount of outstanding 2018 Convertible Notes. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net realized gains on investments	$665	$19,172
Net realized gains on foreign currency	12	345
Net change in unrealized appreciation (depreciation) of investments	5,852	(9,933)
Net change in unrealized depreciation securities purchased under collateralized agreements to resell	—	(2,021)
Net change in unrealized appreciation (depreciation) on foreign currency	26	(422)
Provision for taxes	(131)	(2)
Net realized and unrealized gains	$6,424	$7,139
Our net realized and unrealized gains resulted in a net gain of approximately $6.4 million for the three months ended March 31, 2023 compared to net realized gains and unrealized losses resulting in a net gain of approximately $7.1 million for the same period in 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended March 31, 2023 was primarily driven by realized gains in Haven Midstream Holdings LLC and unrealized gains in UniTek, partially offset by realized losses in National HME and unrealized losses in Ansira and ADG. The provision for income taxes was attributable to equity investments that are held as of March 31, 2023 in eight of our corporate subsidiaries. The net gain for the three months ended March 31, 2022 was primarily driven by a realized gain in NM GLCR LP and unrealized appreciation in TVG-Edmentum Holdings, LLC, UniTek and Haven Midstream LLC which offset unrealized depreciation in NHME Holdings Corp. and Integro Parent Inc. See Monitoring of Portfolio Investments above for more details regarding the health of our portfolio companies.

Investment Income and Net Realized and Unrealized (Losses) Gains Related to Non-Controlling Interest in New Mountain Net Lease Corporation

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Total investment income	$91,953	$68,963
Net expenses after income taxes	53,565	39,055
Net investment income	38,388	29,908
Less: Net investment income related to non-controlling interests in NMNLC	275	334
Net investment income related to NMFC	$38,113	$29,574

Net change in realized gains on investments	665	19,172
Net change in realized gains on foreign currency	12	345
Less: Net change in realized gains on investments related to non-controlling interest in NMNLC	—	1,922
Net change in realized gains of investments related to NMFC	$677	$17,595

Net change in unrealized appreciation (depreciation) of investments	5,852	(9,933)
Net change in unrealized depreciation of securities purchased under collateralized agreements to resell	—	(2,021)
Net change in unrealized appreciation (depreciation) on foreign currency	26	(422)
Provision for taxes	(131)	(2)
Less: Net change in unrealized depreciation of investments related to non-controlling interest in NMNLC	(36)	(1,401)
Net change in unrealized appreciation (depreciation) of investments related to NMFC	$5,783	$(10,977)
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.
Since our IPO, and through March 31, 2023, we raised approximately $945.6 million in net proceeds from additional offerings of common stock.
Our liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. On June 8, 2018 our shareholders approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us as of June 9, 2018. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As a result of our exemptive relief received on November 5, 2014, we are permitted to exclude our SBA-guaranteed debentures from the 150.0% asset coverage ratio that the we are required to maintain under the 1940 Act. The agreements governing the NMFC Credit Facility, the Convertible Notes and the Unsecured Notes (as defined below) contain certain covenants and terms, including a requirement that we not exceed a debt-to-equity ratio of 1.65 to 1.00 at the time of incurring additional indebtedness and a requirement that we not exceed a secured debt ratio of 0.70 to 1.00 at any time. As of March 31, 2023, our asset coverage ratio was 177.6%.
At March 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $46.4 million and $71.2 million, respectively. Our cash used in operating activities during the three months ended March 31, 2023 and March 31, 2022 was approximately $3.5 million and $45.2 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

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
For the three months ended March 31, 2023, we did not sell any shares of common stock under the Distribution Agreement. For the three months ended March 31, 2022, we sold 1,511,836 shares of common stock under the Distribution Agreement and received total accumulated net proceeds of approximately $20.5 million, including $0.3 million of offering expenses from these sales.
We generally use net proceeds from these ATM offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2023, shares representing approximately $196.9 million of our common stock remains available for issuance and sale under the Distribution Agreement.
Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $216.2 million and $224.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2023 and December 31, 2022, we had commitment letters to purchase investments in an aggregate par amount of $4.9 million and $45.6 million, respectively. As of March 31, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
Holdings Credit Facility—On October 24, 2017, we entered into the Third Amended and Restated Loan and Security Agreement (as amended from time to time, the "Loan and Security Agreement") among us, as the Collateral Manager, NMF Holdings, as the Borrower, Wells Fargo Securities, LLC, as the Administrative Agent and Wells Fargo Bank, National Association, as the Lender and Collateral Custodian (the "Holdings Credit Facility"). As of the amendment on April 20, 2021, the maturity date of the Holdings Credit Facility is April 20, 2026, and the maximum facility amount is the lesser of $800.0 million and the actual commitments of the lenders to make advances as of such date.
As of March 31, 2023, the maximum amount of revolving borrowings available under the Holdings Credit Facility is $730.0 million. Under the Holdings Credit Facility, NMF Holdings is permitted to borrow up to 25.0%, 45.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is non-recourse to us and is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Holdings Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Holdings Credit Facility requires us to maintain a minimum asset coverage ratio of 150.0%. The covenants are generally not tied to mark to market fluctuations in the prices of NMF Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on April 28, 2023, the Holdings Credit Facility bears interest at a rate of SOFR plus 1.70% for Broadly Syndicated Loans (as defined in the Seventh Amendment to the Loan and Security Agreement) and SOFR plus 2.20% per annum for all other investments. From April 20, 2021 to April 27, 2023, the Holdings Credit Facility bore interest at a rate of LIBOR plus 1.60% per annum for Broadly Syndicated Loans (as defined in the Fifth Amendment to the Loan and Security Agreement) and LIBOR plus 2.10% per annum for all other investments. The Holdings Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amended and Restated Loan and Security Agreement).
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Holdings Credit Facility was $614.7 million and $619.0 million, respectively, and NMF Holdings was in compliance with the applicable covenants in the Holdings Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Holdings Credit Facility for the three months ended March 31, 2023 and March 31, 2022.

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
As of March 31, 2023, the maximum amount of revolving borrowings available under the NMFC Credit Facility was $198.5 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment as outlined in the related RCA. All fees associated with the origination and amending of the NMFC Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NMFC Credit Facility. The NMFC Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to the asset coverage and liquidity and other maintenance covenants.
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
As of March 31, 2023 and December 31, 2022, the outstanding balance on the NMFC Credit Facility was $87.9 million and $40.4 million, which included £22.9 million and £22.9 million, respectively, denominated in British Pound Sterling ("GBP") and €0.7 million and €0.7 million, respectively, denominated in Euro ("EUR") that have been converted to U.S. dollars. NMFC was in compliance with the applicable covenants in the NMFC Credit Facility on such dates.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMFC Credit Facility for the three months ended March 31, 2023 and March 31, 2022.
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement (the "Uncommitted Revolving Loan Agreement"), dated March 30, 2020, by and between us, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the most recent amendment on December 17, 2021, the maturity date of the Unsecured Management Company Revolver is December 31, 2024.
As of the most recent amendment on December 17, 2021, the Unsecured Management Company Revolver bears interest at a rate of 4.00% per annum. Prior to December 17, 2021, the Unsecured Management Company Revolver bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). On May 4, 2020, we entered into an Amended and Restated Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., which increased the maximum amounts of revolving borrowings available thereunder from $30.0 million to $50.0 million. As of March 31, 2023, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50.0 million and no borrowings were outstanding. For the three months ended March 31, 2023 and March 31, 2022, amortization of financing costs were each less than $50.0 thousand, respectively.
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
As of March 31, 2023, the maximum amount of revolving borrowings available under the DB Credit Facility was $280.0 million. We are permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the LFSA. The DB Credit Facility is non-recourse to us and is collateralized by all of the investments of NMFDB on an investment by investment basis. All fees associated with the origination and amending of the DB Credit Facility are capitalized on our Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the DB Credit Facility. The DB Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of NMFDB investments, but rather to the performance of the underlying portfolio companies.

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
As of March 31, 2023 and December 31, 2022, the outstanding balance on the DB Credit Facility was $186.4 million and $186.4 million, respectively, and NMFDB was in compliance with the applicable covenants in the DB Credit Facility on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the DB Credit Facility for the three months ended March 31, 2023 and March 31, 2022.
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
Prior to the amendment on December 7, 2021, the NMNLC Credit Facility II bore interest at a rate of LIBOR plus 2.75% per annum, and charged a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). From December 7, 2021 to November 1, 2022, the NMNLC Credit Facility II bore interest at a rate of the SOFR plus 2.75% per annum with a 0.35% floor, and charges a commitment fee, based on the unused facility amount multiplied by 0.05% per annum (as defined in the NMNLC CA). As of the amendment on November 1, 2022, the NMNLC Credit Facility II bears interest at a rate of SOFR plus 2.25%.
Prior to the amendment on March 16, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $20 million. As of the March 16, 2022 amendment and effective May 1, 2022 through November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II was $10 million. As of the amendment on November 1, 2022, the maximum amount of revolving borrowings available under the NMNLC Credit Facility II is $27.5 million, of which $26.3 million is outstanding for all borrowers. As of March 31, 2023 and December 31, 2022, the outstanding balance on the NMNLC Credit Facility II was $3.1 million and $3.8 million, respectively, and NMNLC was in compliance with the applicable covenants in the NMNLC Credit Facility II on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the NMNLC Credit Facility II for the three months ended March 31, 2023 and March 31, 2022.
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
2022 Convertible Notes—On November 2, 2022, we closed a private offering of $200.0 million aggregate principal amount of unsecured convertible notes (the “2022 Convertible Notes”), pursuant to an indenture, dated August 20, 2018, as supplemented by a third supplemental indenture thereto, dated November 2, 2022 (together the “2018C Indenture”). On March 14, 2023, in connection with the registered public offering, we issued an additional $60.0 million aggregate principal amount of the 2022 Convertible Notes. These additional 2022 Convertible Notes constitute a further issuance of, rank equally in right of payment with, and form a single series with the $200,000 aggregate principal amount of 2022 Convertible Notes that the we issued in November 2022.
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
The following table summarizes certain key terms related to the convertible features of our 2018 Convertible Notes and 2022 Convertible Notes (together, the "Convertible Notes") as of March 31, 2023:

	2018 Convertible Notes	2022 Convertible Notes
Initial conversion premium(1)	10.0%	14.7%
Initial conversion rate(2)	65.8762	70.4225
Initial conversion price	$15.18	$14.20
Conversion premium at March 31, 2023	10.0%	14.7%
Conversion rate at March 31, 2023(1)(2)	65.8762	70.6582
Conversion price at March 31, 2023(2)(3)	$15.18	$14.15
Last conversion price calculation date	August 20, 2022	March 17, 2023

(1)Conversion rates denominated in shares of common stock per $1.0 thousand principal amount of our Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price in effect at March 31, 2023 on the 2018 Convertible Notes was calculated on the last anniversary of the issuance and will be calculated again on the next anniversary, unless the exercise price shall have changed by more than 1.0% before the anniversary. The conversion price in effect at March 31, 2023 on the 2022 Convertible Notes was calculated on March 17, 2023.

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
The Convertible Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles. As reflected in Item 1. — Financial Statements — Note 11. Earnings Per Share, the issuance is considered part of the if-converted method for calculation of diluted earnings per share.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the 2018 Convertible Notes was $116.8 million and $116.8 million, respectively. As of March 31, 2023 and December 31, 2022, the outstanding balance on the 2022 Convertible Notes was $260.0 million and $200.0 million, respectively. NMFC was in compliance with the terms of the 2018A Indenture and 2018C Indenture on such date.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Convertible Notes for the three months ended March 31, 2023 and March 31, 2022.
Unsecured Notes
On June 30, 2017, we issued $55.0 million in aggregate principal amount of five-year unsecured notes that matured on July 15, 2022 (the "2017A Unsecured Notes"), pursuant to an amended and restated note purchase agreement, dated September 30, 2016 (the "NPA"), and a supplement to the NPA. On July 15, 2022, we caused notices to be issued to holders of our 2017A Unsecured Notes regarding the exercise of our option to repay all of our $55.0 million in aggregate principal amount of issued and outstanding 2017A Unsecured Notes, which was repaid on July 14, 2022. On January 30, 2018, we issued $90.0 million in aggregate principal amount of five year unsecured notes that matured on January 30, 2023 (the "2018A Unsecured Notes") pursuant to the NPA and a second supplement to the NPA. On January 30, 2023, we caused notices to be issued to holders of our 2018A Unsecured Notes regarding the exercise of our option to repay all of our $90.0 million in aggregate principal amount of issued and outstanding 2018A Unsecured Notes, which was repaid on January 27, 2023. On July 5, 2018, we issued $50.0 million in aggregate principal amount of five year unsecured notes that mature on June 28, 2023 (the "2018B Unsecured Notes") pursuant to the NPA and a third supplement to the NPA (the "Third Supplement"). On April 30, 2019, we issued $116.5 million in aggregate principal amount of five year unsecured notes that mature on April 30, 2024 (the "2019A Unsecured Notes") pursuant to the NPA and a fourth supplement to the NPA (the "Fourth Supplement"). On January 29, 2021, we issued $200.0 million in aggregate principal amount of five year unsecured notes that mature on January 29, 2026 (the "2021A Unsecured Notes") pursuant to the NPA and a fifth supplement to the NPA (the "Fifth Supplement"). On June 15, 2022, we issued $75.0 million in aggregate principal amount of five year unsecured notes that mature on June 15, 2027 (the "2022A Unsecured Notes") pursuant to the NPA and a sixth supplement to the NPA (the "Sixth Supplement"). The NPA provides for future issuances of unsecured notes in separate series or tranches.
The 2017A Unsecured Notes bore interest at an annual rate of 4.760%, payable semi-annually on January 15 and July 15 of each year. The 2018A Unsecured Notes bore interest at an annual rate of 4.870%, payable semi-annually on February 15 and August 15 of each year. The 2018B Unsecured Notes bear interest at an annual rate of 5.360%, payable semi-annually on January 15 and July 15 of each year. The 2019A Unsecured Notes bear interest at an annual rate of 5.494%, payable semi-annually on April 15 and October 15 of each year. The 2021A Unsecured Notes bear interest at an annual rate of 3.875%, payable semi-annually in arrears on January 29 and July 29 of each year. The 2022A Unsecured Notes bear interest at an annual rate of 5.900%, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 14, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the underlying unsecured notes or we cease to have an investment grade rating or (ii) the aggregate amount of our unsecured debt falls below $150.0 million.  In each such event, we have the option to offer to prepay the underlying unsecured notes at par, in which case holders of the underlying unsecured notes who accept the offer would not receive the increased interest rate. In addition, we are obligated to offer to prepay the underlying unsecured notes at par if the Investment Adviser, or an affiliate thereof, ceases to be our investment adviser or if certain change in control events occur with respect to the Investment Adviser.

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
The 2017A Unsecured Notes, 2018A Unsecured Notes, 2018B Unsecured Notes, 2019A Unsecured Notes, 2021A Unsecured Notes and 2022A Unsecured Notes (together, the "Unsecured Notes") are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $441.5 million and $531.5 million, respectively, and we were in compliance with the terms of the NPA as of such dates, as applicable.
See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three months ended March 31, 2023 and March 31, 2022.
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
As of March 31, 2023 and December 31, 2022, SBIC I had regulatory capital of $75.0 million and $75.0 million, respectively, and SBA-guaranteed debentures outstanding of $150.0 million and $150.0 million, respectively. As of March 31, 2023 and December 31, 2022, SBIC II had regulatory capital of $75.0 million and $75.0 million, respectively, and $150.0 million and $150.0 million, respectively, of SBA-guaranteed debentures outstanding. The SBA-guaranteed debentures incur upfront fees of 3.435%, which consists of a 1.00% commitment fee and a 2.435% issuance discount, which are amortized over the life of the SBA-guaranteed debentures.
Prior to pooling, the SBA-guaranteed debentures bear interest at an interim floating rate of LIBOR plus 0.30%. Once pooled, which occurs in March and September each year, the SBA-guaranteed debentures bear interest at a fixed rate that is set to the current 10-year treasury rate plus a spread at each pooling date.
The SBIC program is designed to stimulate the flow of private investor capital into eligible small businesses, as defined by the SBA. Under SBA regulations, SBICs are subject to regulatory requirements, including making investments in SBA-eligible small businesses, investing at least 25.0% of its investment capital in eligible smaller enterprises (as defined under the 1958 Act), placing certain limitations on the financing terms of investments, regulating the types of financing, prohibiting investments in small businesses with certain characteristics or in certain industries and requiring capitalization thresholds that limit distributions to us. SBICs are subject to an annual periodic examination by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations and an annual financial audit of its financial statements that are prepared on a basis of accounting other than GAAP (such as ASC 820) by an independent auditor. As of March 31, 2023 and December 31, 2022, SBIC I and SBIC II were in compliance with SBA regulatory requirements.

See Item 1.—Financial Statements and Supplementary Data—Note 7. Borrowings in this Quarterly Report on Form 10-Q for additional information on our SBA-guaranteed debentures as of March 31, 2023 and costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2023 and March 31, 2022.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$614.7	$—	$—	$614.7	$—
Unsecured Notes(2)	441.5	50.0	316.5	75.0	—
Convertible Notes(3)	376.8	116.8	260.0	—	—
SBA-guaranteed debentures(4)	300.0	—	117.7	32.3	150.0
DB Credit Facility(5)	186.4	—	186.4	—	—
NMFC Credit Facility(6)	87.9	—	—	87.9	—
NMNLC Credit Facility II(7)	3.1	—	3.1	—	—
Total Contractual Obligations	$2,010.4	$166.8	$883.7	$809.9	$150.0

(1)Under the terms of the $730.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($614.7 million as of March 31, 2023) must be repaid on or before April 20, 2026. As of March 31, 2023, there was approximately $115.3 million of possible capacity remaining under the Holdings Credit Facility.
(2)$50.0 million of the 2018B Unsecured Notes will mature on June 28, 2023 unless earlier repurchased, $116.5 million of the 2019A Unsecured Notes will mature on April 30, 2024 unless earlier repurchased, $200.0 million of the 2021A Unsecured Notes will mature on January 29, 2026 unless earlier repurchased and $75.0 million of the 2022A Unsecured Notes will mature on June 15, 2027 unless earlier repurchased.
(3)The 2018 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased at the holder's option or redeemed by us. The 2022 Convertible Notes will mature on October 15, 2025 unless earlier converted or purchased at the holder's option or redeemed by us.
(4)Our SBA-guaranteed debentures will begin to mature on March 1, 2025.
(5)Under the terms of the $280.0 million DB Credit Facility, all outstanding borrowings under that facility ($186.4 million as of March 31, 2023) must be repaid on or before March 25, 2026. As of March 31, 2023, there was approximately $93.6 million of possible capacity remaining under the DB Credit Facility.
(6)Under the terms of the $198.5 million NMFC Credit Facility, all outstanding borrowings under that facility ($87.9 million, which included £22.9 million denominated in GBP and €0.7 million denominated in EUR that have been converted to U.S. dollars as of March 31, 2023) must be repaid on or before June 4, 2026. As of March 31, 2023, there was approximately $110.6 million of available capacity remaining under the NMFC Credit Facility.
(7)Under the terms of the NMNLC Credit Facility II, all outstanding borrowings under that facility must be repaid on or before November 1, 2024. As of March 31, 2023, the outstanding borrowings for all borrowers was $25.7 million, of which $3.1 million was outstanding for NMNLC.

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

Distributions and Dividends
Distributions declared and paid to stockholders for the three months ended March 31, 2023 totaled approximately $32.3 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our board of directors for the two most recent fiscal years and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount (1)
December 31, 2023
First Quarter	January 24, 2023	March 17, 2023	March 31, 2023	$0.32
				$0.32
December 31, 2022
Fourth Quarter	November 2, 2022	December 16, 2022	December 30, 2022	$0.32
Third Quarter	August 3, 2022	September 16, 2022	September 30, 2022	0.30
Second Quarter	May 3, 2022	June 16, 2022	June 30, 2022	0.30
First Quarter	February 23, 2022	March 17, 2022	March 31, 2022	0.30
				$1.22
December 31, 2021
Fourth Quarter	October 27, 2021	December 16, 2021	December 30, 2021	$0.30
Third Quarter	July 29, 2021	September 16, 2021	September 30, 2021	0.30
Second Quarter	April 30, 2021	June 16, 2021	June 30, 2021	0.30
First Quarter	February 17, 2021	March 17, 2021	March 31, 2021	0.30
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. However, it is expected that the Administrator will continue to support part of our expense burden in the near future and may decide to not calculate and charge through certain overhead related amounts as well as continue to cover some of the indirect costs. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2023 approximately $0.6 million of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million were waived by the Administrator. As of March 31, 2023, approximately $0.6 million of indirect administrative expenses were included in payable to affiliates. For the three months ended March 31, 2023, the reimbursement to the Administrator represented approximately 0.02% of our gross assets.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as LIBOR, SONIA or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2023, certain of the loans held in our portfolio had floating LIBOR, SONIA or SOFR interest rates. As of March 31, 2023, approximately 87.30% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR, SONIA or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 12.70% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR, SONIA or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facilities, convertible notes and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2023. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2023, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(1.99)%
Base Interest Rate	—%
+100 Basis Points	7.98%
+200 Basis Points	15.96%
+300 Basis Points	23.94%

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms “we”, “us”, “our” and the “Company” refers to New Mountain Finance Corporation and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings as of March 31, 2023. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Small Business Credit Availability Act allows us to incur additional leverage, which could increase the risk of investing in our securities". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 other than those set forth below.
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in unregistered sales of equity securities during the three months ended March 31, 2023.
Issuer Purchases of Equity Securities
Dividend Reinvestment Plan
During the three months ended March 31, 2023, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment plan administrator purchased 101,878 shares of our common stock for approximately $1.3 million in the open market in order to satisfy the reinvestment portion of our distribution. The following table outlines purchases by our dividend reinvestment plan administrator of our common stock for this purpose during the three months ended March 31, 2023.

(in thousands, except shares and per share data)	Total Number of	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
January 2023	101,878	$12.46	—	$—
February 2023	—	—	—	—
March 2023	—	—	—	—
Total	101,878	$12.46	—	$—
Stock Repurchase Program
On February 4, 2016, our board of directors authorized a program for the purpose of repurchasing up to $50.0 million worth of our common stock (the "Repurchase Program"). Under the Repurchase Program, we were permitted, but were not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we complied with our code of ethics and the guidelines specified in Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. In addition, any repurchases were conducted in accordance with the 1940 Act. On December 22, 2022, our board of directors extended our Repurchase Program and we expect the Repurchase Program to be in place until the earlier of December 31, 2023 or until $50.0 million of outstanding shares of common stock have been repurchased. To date, approximately $2.9 million of common stock has been repurchased by us under the Repurchase Program. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended March 31, 2023.
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

10.1
Form of Private Placement Purchase Agreement, dated as of March 8, 2023, by and among New Mountain Finance Corporation and the investor named therein, on behalf of itself and the accounts listed on Exhibit A thereto for whom such investor holds contractual and investment authority, relating to the 7.50% Convertible Notes due October 15, 2025.(5)

10.2
Seventh Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among New Mountain Finance Corporation, as the collateral manager, New Mountain Finance Holdings, L.L.C., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, the lenders party thereto and Wells Fargo Bank, National Association, as the collateral custodian.*

10.3
First Amendment to Loan and Security Agreement, dated as of April 28, 2023, by and among New Mountain Finance Corporation, as the collateral manager, NMFC Senior Loan Program IV LLC as the borrower, NMFC Senior Loan Program I LLC and NMFC Senior Loan Program II as guarantor subsidiaries, Wells Fargo Bank, National Association, as the administrative agent, the lender party thereto and Wells Fargo Bank, National Association, as the collateral custodian.*

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
(2)Previously filed in connection with New Mountain Finance Corporation’s Quarterly Report on Form 10-Q filed on August 11, 2011.
(3)Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation Current Report on Form 8-K filed on August 25, 2011.
(4)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on April 3, 2019.
(5)Previously filed in connection with New Mountain Finance Corporation's Current Report on Form 8-K filed on March 10, 2023.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2023.

NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ JOHN R. KLINE
John R. Kline
President and Chief Executive Officer
(Principal Executive Officer), and Director

By:	/s/ LAURA C. HOLSON
Laura C. Holson
Chief Financial Officer (Principal Financial and
Accounting Officer), Chief Operating Officer and
Treasurer